Form 10-K
BANYAN HOTEL INVESTMENT FUND
filed 1995-03-30
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

( X )           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1994

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to          .

                          Commission File Number 1-9043

                           Banyan Hotel Investment Fund
             (Exact name of Registrant as specified in its charter)

           Delaware                                           36-3361229
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

One Penn Plaza, Suite 1531, New York, New York                  10119
(Former Address: 150 S. Wacker Drive, Chicago, IL)            (60606)
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code             (212) 736-7880


           Securities registered pursuant to Section 12(b) of the Act:

Title of each Class              Name of each exchange on which registered
Shares of Common Stock                   American Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:

                                       None
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing re-
quirements for the past 90 days.      Yes   X  .   No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The Registrant's Revenue for the preceeding twelve months was $138,603.
Shares of common stock outstanding as of March 16, 1995: 12,370,808. The aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $7,712,972.

                       DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 18 of sequentially numbered pages.
Transitional Small Business Disclosure Format  Yes   . No X  .

                                TABLE OF CONTENTS



                                     PART I


Item 1.  Description of Business  . . . . . . . . . . . . . . . . . . .    1
Item 2.  Description of Property  . . . . . . . . . . . . . . . . . . .    4
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .    4
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . .    4
                                     PART II
Item 5.  Market for Common Equity and Related Shareholder Matters . . .    5
Item 6.  Management's Discussion and Analysis or Plan of Operation  . .    6
Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . .   10
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . .   10

                                    PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons
           of the Registrant  . . . . . . . . . . . . . . . . . . . . .   11
Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . .   14
Item 11.  Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . . . .   15
Item 12.  Certain Relationships and Related Transactions  . . . . . . .   17
Item 13.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .   18
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       The Registrant, Banyan Hotel Investment Fund (the "Fund"), was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987, at which time the Fund's name was changed to VMS Hotel Investment Fund. The Fund began doing business under its present name following shareholder authorization to amend its Certificate of Incorporation to formally change its name to Banyan Hotel Investment Fund during the second quarter of 1991.

       On September 13, 1985, the Fund commenced a public offering of up to 10,000,000 units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Each unit consisted of two shares of common stock ("shares") at an offering price of $9.50 per share and one warrant entitling the holder to purchase one additional share at an initial exercise price of $9.50 per share. The shares and warrants were separated January 14, 1986. The warrants were exercisable for a five year period ending January 13, 1991, on which date all outstanding warrants were converted by the Fund into one-tenth of a share.

       The public offering was terminated on December 16, 1985 and the final closing occurred on January 13, 1986, with 4,931,333 units sold. The Fund received gross proceeds of $98,462,751, net of volume discounts, from the sale of units of which $201,000 represented the sale of 10,050 units purchased by VMS Realty Partners. The shares of the Fund, which are registered with and listed on the American Stock Exchange, began trading on January 17, 1986.

PRESENT BUSINESS OPERATIONS

       The Fund was originally established to invest in mortgage loans, principally to entities affiliated with VMS Realty Partners which were collateralized by hotel and resort properties. Mortgage loans made by the Fund were for initial terms of three, five or seven years, and were pre-payable in whole at any time without prepayment penalty.

       On January 28, 1992, the Board of Directors of the Fund authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Fund liquidating its assets and distributing the proceeds to its shareholders. The Fund estimated that its liquidation value was between $.15 and $.20 per share. Since the adoption of the Plan, Management of the Fund completed the workout or liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater shareholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Fund and its shareholders because it allowed every shareholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Fund to execute and deliver a non-binding letter of intent with a Mr. Harvey Polly.

       On August 3, 1994 the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Fund of "run-off" directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

       On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly pursuant to the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

       Although the Fund currently does not satisfy certain American Stock Exchange ("AMEX") criteria for continued listing of its stock on the exchange, Mr. Polly is optimistic that AMEX will continue to defer consideration of delisting for the immediate future. There can be no assurance, however, that listing will be continued. Mr. Polly has indicated that he has no present intention of taking the Fund private, but he is contemplating, subject to shareholder approval, a 1 for 5 reverse stock split in the near future.

       Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Fund, no further arrangements or understanding among the Fund or its new officers and directors existed. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis G. Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, Mr. Polly's and the Fund's address of their principal executive office is One Penn Plaza, Suite 1531, New York, NY 10119.

       The Fund currently owns a 50% limited partnership interest in the Santa Barbara Biltmore Resort and a loan collateralized by a third mortgage on the Omni Park Centre Hotel. Both the assets are illiquid due to the poor operating performance of these two hotels. While the Fund believes that the operations of both hotels may improve over time to the point that sale of these assets could result in a recovery of a portion of the Fund's investment, the timing and amount of such a recovery is difficult to predict. In the interim, the Fund has attempted to reduce the ongoing operating expenses of the Fund in order to maximize the net cash return to shareholders.

       Below is a summary and current status for each of the Fund's remaining assets as of March 16, 1995.

SANTA BARBARA BILTMORE

       The Fund's 50% limited partnership interest in the Santa Barbara Biltmore Partnership was recorded by the Fund at its fair market value and is accounted for on the equity method. The Fund recorded $3,749,581 as its share of the operating loss of the Santa Barbara Biltmore Resort for 1992. The 1992 amount included an additional loss of $861,691 to reduce the December 31, 1992 carrying value of its interest in the Santa Barbara Biltmore to $506,695 which represented amounts due to the Fund under the settlement agreement from certain amounts held in escrow related to renovation work on the hotel which was completed in 1990. The Fund received this cash on February 3, 1993. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1994 and 1993 since the carrying value of the partnership interest was reduced to zero as of December, 1992 and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

OMNI PARK CENTRE

       On July 19, 1991 the Fund was served with a summons in a mortgage foreclosure action filed by Sheraton Holding Inc. ("Sheraton") in the Superior Court of New York, New York. Sheraton seeks to foreclose on its $54,000,000 first mortgage collateralized by the Omni Park Centre located in New York, New York. The Sheraton foreclosure action is based on monetary defaults by Park Centre Associates (the "Borrower"). The Fund holds a third mortgage loan on the Omni Park Centre in the original principal amount of $5,154,600 which is also in monetary default. On September 30, 1991 the Fund filed a counterclaim to the foreclosure action of Sheraton with the court. The second mortgage on the Omni Park property in the amount of approximately $5,600,000 is also in default and the holder of the mortgage has also filed a counterclaim to the foreclosure with the court.

       On June 12, 1992, the Borrower filed for protection under the U.S. Bankruptcy Code. On June 30, 1992, an order was entered in the Bankruptcy Court between the Fund, Sheraton, the second mortgagee and the Borrower authorizing and restricting the use of cash collateral by the Borrower. The Fund recorded a provision for losses for the full amount of the loan which is considered in substantive foreclosure and will continue to monitor the foreclosure action.

Management currently considers it unlikely that the sale of the hotel in the near future will result in more than a nominal recovery of the Fund's mortgage loan.

       Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly (as discussed above), the Fund had four employees who served as executive officers. Administrative and accounting services performed on behalf of the Fund were primarily provided by Banyan Management Corp. Please see Item 12, "Certain Relationships and Related Transactions," and Note 5 of Notes to Consolidated Financial Statements.

       Prior to January 1, 1995, the Fund continued to be treated as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code of 1986. However, management of the Fund intends to discontinue its REIT status.

       The Fund reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regarding the discharge of material into the environment, or otherwise relating to the protection of the capital expenditures for environmental control facilities for the years ended December 31, 1994 and 1993.

     The business of the Fund is not seasonal and the Fund does no foreign or export business. The Fund does not segregate revenue or assets by geographic region, and such presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

ITEM 2.  DESCRIPTION OF PROPERTY

     As of December 31, 1994, the Fund owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. In addition, see Note 3 of the Notes to Financial Statements for certain information pertaining to the property which collateralizes the Fund's mortgage loan to which the Fund has not acquired title.

ITEM 3.  LEGAL PROCEEDINGS

       The Registrant is not aware of any material pending legal proceedings as of March 16, 1995 nor were any proceedings terminated during the quarter ended December 31, 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Fund did not submit any matter to a vote of its security holders during the quarter ended December 31, 1994.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The Fund's shares of common stock are traded on the American Stock Exchange ("AMEX") (Symbol - VHT). The range of high and low sales prices per share for each of the quarters in the years ended December 31, 1994 and 1993 are as follows:

                        Share Price

  Quarter            1994        1993
     1      High    $0.344      $0.188
            Low     $0.156      $0.094

     2      High    $0.438      $0.500
            Low     $0.250      $0.125

     3      High    $0.500      $0.500
            Low     $0.281      $0.281
     4      High    $0.500      $0.438
            Low     $0.281      $0.188


       Prior to the acquisition of the Fund by Mr. Polly (See Item 1. Description of Business), the Fund had suspended distributions due to interruption in the Fund's cash flow resulting from defaults by borrowers on the Fund's mortgage loans, the modest size of the Fund's cash position, the uncertainty regarding the cash requirements for operating activities, and expected expenses to be incurred prior to disposition of the Fund's assets. No distributions were declared by the Fund in 1994 and 1993. Although the Fund currently does not satisfy certain AMEX criteria for continued listing of its stock on the exchange, Mr. Polly is optimistic that AMEX will continue to defer consideration of delisting for the immediate future. There can be no assurance, however, that listing will be continued. Mr. Polly has indicated that he has no present intention of taking the Fund private, but he is contemplating, subject to shareholder approval, a 1 for 5 reverse stock split in the near future.

      At March 16, 1995, there were 2,632 record holders of shares of common stock.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      Banyan Hotel Investment Fund (the "Fund"), was formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS"), secured by hotel and resort properties. The Fund has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable. As a result of these defaults, the Fund suspended the making of new loans (except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral) and suspended distributions to shareholders.

      In early 1990, the Fund implemented a business plan focused on preservation of its assets and managing its properties acquired through foreclosure until they could be disposed of in an orderly manner (the "Principal Recovery Plan").

      On January 28, 1992, the Board of Directors of the Fund authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Fund liquidating its assets and distributing the proceeds to its shareholders. The Fund estimated that its liquidation value was between $.15 and $.20 per share. Since the adoption of the Plan, Management of the Fund completed the workout or liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater shareholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Fund and its shareholders because it allowed every shareholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Fund to execute and deliver a non-binding letter of intent with a Mr. Harvey Polly.

      On August 3, 1994 the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Fund of "run-off" directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

      On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly pursuant to the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

      Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Fund, no further arrangements or understanding among the Fund or its new officers and directors existed. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, Mr. Polly's and the Fund's address of their principal executive office is One Penn Plaza, Suite 1531, New York, NY 10119.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at December 31, 1994 and 1993 was $275,161 and $2,443,797, respectively. This decrease in cash and cash equivalents is due primarily to the purchase of investment securities during 1994 with a carrying value of $1,907,531 as of December 31, 1994 and the payment of the Fund's operating expenses. Partially offsetting these payments was the receipt of $143,329, representing proceeds received by the Fund from an escrow account established in connection with the sale of the Silver Sands Motel (see discussion below for further details). In addition, the Fund received net proceeds of $90,693 from an escrow established as part of the class action settlement of the litigation captioned In re VMS Securities Litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants post settlement of the class action. Subsequently, the directors released the proceeds from the escrow, and the Fund purchased an insurance policy to cover the directors. During 1994, the Fund also received approximately $151,000 in interest income on its cash and cash equivalents and investment securities. On February 15, 1995, the purchase by Mr. Polly of 2,047,766 shares of common stock from the Fund resulted in cash proceeds of approximately $450,000 to the Fund.

      At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

      As of December 31, 1994 and 1993, the Fund's mortgage loan portfolio consisted of one loan, classified as loans in substantive foreclosure. The Fund has recorded a provision for losses on the loan representing its full carrying balance.

      Effective December 20, 1993, the Fund and the unaffiliated third party which purchased the Silver Sands Motel property from the Fund in October, 1991 ("the Buyer") jointly agreed to terminate an escrow established at the time of the sale to be used in connection with monitoring various environmental issues at the property. In anticipation of the final approval regarding the environmental issues by local authorities, the Fund and the Buyer determined that the necessary work was substantially complete and the escrow, which originally contained $327,000, was no longer required. After deducting the cost of the environmental work performed, the remaining balance of the escrow account was approximately $193,000 which had been classified by the Fund as an other asset. On January 10, 1994, the Fund paid the Buyer $50,000, representing the final settlement of the escrow. For the year ended December 31, 1993, the Fund recorded a gain on disposition of real estate of $143,329 representing its recovery from the escrow.

      On November 18, 1993, in final settlement of guarantees of VMS Realty Partners of loans made by the Fund in prior years, the Fund received a cash distribution of $27,831 and an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31, 1993, the Fund valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1994 and 1993, the Fund has recorded $16,788 and $32,770, respectively, on its Statement of Income and Expenses as a recovery of the Provision for Losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $16,788 net recovery recorded in 1994 includes a $34,764 distribution received net of an estimated $13,037 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

      The Fund's ultimate return of cash to its shareholders is dependent upon,
among other things:   (i)  the activities undertaken by the Fund under Mr.
Polly's direction; (ii) interest earned from the investment of cash and cash equivalents and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel, the Omni Park Loan and the liquidating trust, if any.

RESULTS OF OPERATIONS

      Total income for the years ended December 31, 1994, 1993 and 1992 was $138,603, $85,931 and $113,104, respectively. The increase in total income between 1994 and 1993 is the result of an increase in interest earned on the Fund's cash and cash equivalents and investment securities due to an increase in interest rates available on its cash and investment securities. Total income decreased between 1993 and 1992 as a result of decrease in interest income on short term investments attributable to the lower rates available during 1993 on investments of the Fund's cash and cash equivalents.

      Other operating expenses for the year ended December 31, 1994 decreased when compared to the same period in 1993 as a result of decreases in stockholder expenses, directors' fees, expenses and insurance, other professional fees, and general and administrative expenses. These decreases are due to the Fund's limited asset base and management's continued cost control efforts during 1994. Similarly, other operating expenses for the year ended December 31, 1993 decreased when compared to 1992 as a result of reductions in stockholder expenses, other professional fees and general and administrative expenses.
These decreases reflect cost control efforts by management and the limited activity required during 1993 to maintain the Fund's remaining assets as a result of completion of the workout of most of the Fund's real estate assets and the replacement of outside consultants who formerly performed this work, with BMC personnel. Partially offsetting the decreases, directors' fees, expenses and insurance increased due to higher directors' and officers' insurance premiums in 1993.

      During 1994 and 1993, the Fund recorded net recoveries of losses on loans, notes and interest receivable of $16,788 and $32,770, respectively, as a result of cash received pursuant to the VMS Creditor Repayment Agreement as discussed above. During 1992, the Fund recognized a $2,606,600 provision for losses on loans, notes and interest receivable as a result of a provision recorded by the Fund regarding its interest in the Omni Park Centre. For 1994, the Fund recorded a $90,693 recovery of class action settlement costs and expenses representing the receipt of net escrow proceeds as discussed above in liquidity and capital resources. No class action settlement costs were recorded during 1993 and 1992 due to the completion of the settlement regarding the litigation captioned In re VMS Securities Litigation. During 1994 and 1993, the Fund did not record losses related to its interest in the Santa Barbara Biltmore since the carrying value of the partnership interest was reduced to zero as of December 31, 1992, and the Fund has no obligation to make additional capital contributions to, or pay the liabilities of, the partnership. For 1992, the Fund recorded $3,749,581 representing its share of the losses from its Santa Barbara Biltmore partnership interest.

      The above changes for the year ended December 31, 1994, when compared to 1993 and 1992, resulted in a decrease in the net loss to $385,838 ($0.04 per share) from $488,081 ($0.05 per share) and $7,327,651 ($0.71 per share), respectively.

ITEM 7.     FINANCIAL STATEMENTS

      See Index to Consolidated Financial Statements on Page F-1 of this Report for financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the accountant on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

      Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly (see
Item 1. Description of Business), the following individuals were serving as directors and the executive officers of the Fund:

      Norman M. Gold          Director
      Gerald L. Nudo          Director
      Marvin A. Sotoloff      Director
      Leonard G. Levine       President
      Neil D. Hansen          First Vice President
      Robert G. Higgins       Vice President/General Counsel
      Joel L. Teglia          Acting Chief Financial Officer


      NORMAN M. GOLD, age 64, is a senior partner in the law firm of Altheimer & Gray and has actively practiced law for over 40 years, specializing in taxation, corporate and real estate law. Mr. Gold is a trustee of Banyan Short Term Income Trust, Banyan Strategic Realty Trust, and director of Banyan Management Corp. Mr. Gold is also a trustee of New Plan Realty Trust. Mr. Gold is a certified public accountant and a member of the Chicago and American Bar Associations.

      GERALD L. NUDO, age 45, is senior vice president of Mesirow Realty Finance, Inc., a subsidiary of Mesirow Financial Corp., a regional investment banking firm. From 1982 to 1990 Mr. Nudo was a principal and vice president of Capital Realty Services, Inc., a commercial real estate investment banking company. Mr. Nudo received his Bachelor of Science Degree from Northwestern University and his Masters Degree in Business Administration from the University of Chicago Graduate School of Business. Mr. Nudo is also a certified public accountant and a licensed real estate broker in Illinois. He is a trustee of Banyan Short Term Income Trust and a director of Banyan Strategic Land Fund II and Banyan Management Corp.

      MARVIN A. SOTOLOFF, age 51, is regional vice president of Premisys Marketing Services, Inc., effective July 1993. Premisys Marketing Services, a division of Premisys Real Estate Services, Inc., is a national real estate services firm involved in the leasing and management of office, retail and industrial properties. From 1979-1993, Mr. Sotoloff was executive vice presi-dent of The Palmer Group Ltd., a company involved in real estate brokerage, development and property management, concentrating on commercial real estate. He is a past president of the Chicago Office Leasing Brokers Association, a licensed real estate broker and a member of the Illinois and Pennsylvania Bar Associations. Mr. Sotoloff is a trustee of Banyan Strategic Realty Trust, Banyan Short Term Income Trust and director of Banyan Management Corp.

      LEONARD G. LEVINE, age 48, is president of Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund. Mr. Levine was employed by VMS Realty Partners from 1981 to 1989 before becoming president of the other Banyan Entities mentioned above. He received a B.S./B.A. Degree in Accounting from Roosevelt University in 1968 and a Masters Degree in Taxation from DePaul University in 1972. His areas of specialization include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

      NEIL D. HANSEN, age 48, is first vice president of Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, and Banyan Mortgage Investment Fund. From 1988 through 1990 Mr. Hansen was senior vice president of Ruff Callaghan & Hemmeter Company, a real estate development firm, and executive vice president, secretary and treasurer of Resort Income Investors, Inc., an American Stock Exchange listed real estate investment trust. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

      ROBERT G. HIGGINS, age 43, is vice president/general counsel of Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, and Banyan Mortgage Investment Fund. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. From 1984 to 1990, Mr. Higgins was a partner at the law firm of Schwartz & Freeman. During these years, Mr. Higgins concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending and syndications, and general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. Degree from Loyola University of Chicago.

      JOEL L. TEGLIA, age 33, is acting chief financial officer of Banyan Management Corp., Banyan Strategic Realty Trust, Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Land Fund II. Prior to assuming the responsibilities of his current position, Mr. Teglia was the Controller for Banyan Management Corp. From 1986 to 1990 Mr. Teglia held positions as Project Controller and Director of Finance and Budgeting at the Prime Group, Inc., an international real estate investment and development firm. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.


      On February 15, 1995, Norman M. Gold, Gerald L. Nudo and Marvin A. Sotoloff (the "Directors") submitted their respective resignations as Independent Directors of the Fund. Also on February 15, 1995, Leonard G. Levine, Neil D. Hansen, Robert G. Higgins and Joel L. Teglia (the "Officers")
submitted their respective resignations as officers of the Fund.   The
resignations of the Directors and Officers, which were effective immediately, were submitted as a result of a change in control of the Fund pursuant to the closing of the February 15, 1995 sale of shares of stock in the Fund to Mr. Harvey Polly. See discussion in Item 1. Description of Business and Item 6. Management's Discussion and Analysis or Plan of Operation for details of this change in control.


      Subsequent to the February 15, 1995 acquisition of the Fund by Mr. Polly, the following individuals were appointed to serve as directors and the executive officers of the Fund:

      Harvey Polly            Director, President and
                              Chief Executive Officer
      Morton I. Kalb          Director, Vice President
                              and Chief Financial Officer
      Willis G. Ryckman Director
      Leo Yarfitz       Director

HARVEY POLLY, age 66, is a director and president and chief executive officer of the Fund. Mr. Polly also serves as the chief executive officer and a stockholder of H/R Industries, Inc. H/R Industries, Inc. is essentially a personal holding company which was formed in 1984 under the name Helena Rubinstein, Inc. and was engaged from 1984 until 1988 in various aspects of the cosmetics business. In 1988, the name of the corporation was changed to Elite Industries, Ltd., and in 1990 the name was changed to H/R Industries, Inc. Mr. Polly has been involved in the railroad business for approximately 20 years.
In 1973 he founded and became a major stockholder in Emons Industries, Inc., which was formed on the basis of the acquisition of the Maryland and Pennsylvania Railroad Company. Since the founding of Emons Industries, Mr. Polly has been involved in the railroad freight car business. Mr. Polly has been, since 1975, Chief Financial Officer and a stockholder of Railway Freight Car Services, Inc., which is involved in the railroad boxcar leasing business. In 1984 and 1985, Mr. Polly was Chairman of CAGY Industries, Inc., the publicly held holding company for the Columbus and Greenville Railway, the Chattooga & Chickamauga Railway and the Redmont Railway and was the largest stockholder with approximately 40% of the outstanding shares of common stock. Mr. Polly sold his shares and resigned from the Board effective February 16, 1995. Since 1988 he has served on the Board of Directors of the Delaware Otsego Corp., which is a publicly held corporation that operates the New York Susquehanna Railroad. In prior years, Mr. Polly was also a stockholder and heavily involved in the operations of the Louisiana Midland Railroad. He is also presently a stockholder and officer of SLF of Martin County, Inc., a real estate development company. From 1987 to 1990 he was a principal shareholder, Chief Executive Officer and Director of Hanover Bank of Florida, a publicly held corporation.

MORTON I. KALB, age 61, is a director, vice president and chief financial officer of the Fund. Mr. Kalb has served as vice president of H/R Industries, Inc., since July 1984. Mr. Kalb is also a certified public accountant.

WILLIS G. RYCKMAN, age 50, is a director of the Fund. Mr. Ryckman has served as chairman of the Board of Directors of Tri-Tech Labs since August 1990. From December 1966 through August 1990, Mr. Ryckman was senior vice president of Manufacturers Hanover Trust Company.

LEO YARFITZ, age 79, is a director of the Fund. Mr. Yarfitz has been a financial consultant with Sterling Management of Florida since June 1990. From October 1987 until October 1989, Mr. Yarfitz served as Chief Financial Officer of Hanover Bank of Florida. From October 1989 until December 1989, Mr. Yarfitz served as President of Hanover Bank of Florida.

ITEM 10.    EXECUTIVE COMPENSATION

A.  DIRECTOR COMPENSATION

      Prior to February 15, 1995, the Independent Directors were paid an annual fee of $15,000, payable quarterly, plus $875 for each Board meeting, including meetings of the audit committee, attended in person and $250 an hour for each Board meeting, including meetings of the audit committee, attended via telephonic conference call. In addition, each Director was reimbursed for out-of-pocket expenses incurred in attending meetings of the Board. On February 15, 1995 a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly. (See discussion in Item 1. Description of Business and Item 6. Management's Discussion and Analysis or Plan of Operation.) To date, no arrangements or decisions have been made with respect to payments to the new directors for their service on the Fund's Board of Directors.

B.  EXECUTIVE COMPENSATION

      Compensation paid to executive officers for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                 Annual Compensation

                                                 Other
                                                Annual
                                                Compen-
                       Year   Salary  Bonus(2)  sation
Leonard G. Levine,     1994  $41,554  $   376     n/a
President & Chief      1993  $41,554  $30,633     n/a
Executive Officer (1)  1992  $41,554  $15,018     n/a



                                 Long-Term Compensation
                                    Awards              Payouts
                              Restricted                   All Other
                                Stock    Options/   LTIP    Compen-
                       Year    Award(s)  SARs (#) Payouts    sation

Leonard G. Levine,     1994      n/a       n/a      n/a       n/a
President & Chief      1993      n/a       n/a      n/a       n/a
Executive Officer (1)  1992      n/a       n/a      n/a       n/a

   (1)      No executive officer earned more than $100,000 in salary and bonus.
   (2)      See incentive compensation program disclosure below.



      Until February 15, 1995, Mr. Levine served as President of the Fund pursuant to an employment agreement entered into January 1, 1990. This agreement provided that Mr. Levine was to be employed through December 31, 1994 with automatic one year renewals unless either the Fund or Mr. Levine gave the other notice of termination before March 31 preceding the end of the current employment period.

      In consideration of his employment, Mr. Levine received annual compensation from the Fund equal to $41,554 per year. In addition to his base salary, Mr. Levine could have been granted a bonus at the discretion of the Board of Directors of the Fund. Further, Mr. Levine was eligible to receive compensation under an incentive compensation program included in his contract. Mr. Levine's incentive compensation earnings were calculated based on the following four components: (i) 0.56% of the amount of the Fund's collateralized claims which were converted into cash; (ii) 1.35% of the amount of the Fund's unsecured claims which were converted into cash; (iii) the percentage increase in the Fund's market capitalization between January 1, 1990 and the end of each calendar year (0.25% of the first 10% increase, .50% of the next 10% increase and 1.00% of any increase in excess of 20%); and (iv) 0.1% of the amount of cash distributions to stockholder of the Fund. The total incentive compensation that Mr. Levine was permitted receive in any year (on a cumulative basis) from the Fund was subject to certain limitations. Any amounts in excess of these limits would have been deferred.

      Pursuant to the terms of the August 3, 1994 agreement, as amended, between the Fund and Mr. Polly (see Item 1. Description of Business), on February 15, 1995, Mr. Levine resigned as President of the Fund. In accordance with the terms of his employment agreement, Mr. Levine was paid a total of $61,160 representing a severance payment equal to one year's salary, all incentive compensation earned through the date of his termination, and an amount equal to the full cost of continuing Mr. Levine's health benefits for one year.

      To date, no arrangements or decisions have been made with respect to compensation to be paid to the Fund's new executive officers. The new Board of Directors will create a compensation committee which will recommend to the Board the compensation to be paid to the Fund's executive officers.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 16, 1994, the following persons or entities were known by the Fund to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Fund:

                     Name of             Amount and Nature of      Percent
  Title of Class     Beneficial Owner    Beneficial Ownership      of Class

 Share of Common    Mr. Harvey Polly       3,380,983 Shares      27%
 Stock, $.01 Par
 Value




      The following table sets forth the ownership of shares owned directly or indirectly by the directors and principal officers of the Fund as of March 16, 1995:

                      Name of               Amount and Nature of      Percent
   Title of Class     Beneficial Owner      Beneficial Ownership      of Class

 Share of Common     Mr. Harvey Polly,         3,380,933 Shares         27%
 Stock, $.01 Par     Director,
 Value               President and Chief
                     Executive Officer

 Shares of Common    Mr. Morton I. Kalb,          75,000 Shares          1%
 Stock, $.01 Par     Director, Vice
 Value               President and Chief
                     Financial Officer
 Shares of Common    Mr. Leo Yarfitz,            100,000 Shares          1%
 Stock, $.01 Par     Director
 Value

 Shares of Common    All Directors and         3,555,983 Shares         29%
 Stock, $.01 Par     Officers of the
 Value               Fund,
                     as a group (6
                     persons)




ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As a result of the acquisition of the Fund by Mr. Polly (See Item 1. Description of Business), the Administrative Services Agreement with Banyan Management Corp. was terminated on February 15, 1995. Banyan Management Corp. had performed certain administrative and accounting services on behalf of the Fund for which it was reimbursed at cost. Banyan Management Corp. is owned by the Banyan Funds for which it provides services. Prior to February 15, 1995, the Fund had been a stockholder of Banyan Management Corp. Mr. Levine is the president of Banyan Management Corp. for which he receives no compensation. Messrs. Hansen, Higgins and Teglia were employees of the Fund but are compensated by Banyan Management Corp., and their compensation was included in the administrative costs charged by Banyan Management Corp. to and reimbursed by the Fund. The directors/trustees of all the Banyan Funds serve as directors of Banyan Management Corp. but receive no additional compensation. Prior to February 15, 1995, the Fund's directors had also served as directors of Banyan Management Corp. Administrative costs reimbursed by the Fund to Banyan Management Corp. for the year ended December 31, 1994, 1993 and 1992 totalled $96,917, $119,404 and $150,344, respectively. Banyan Management Corp. charges its operating expenses among the Banyan Funds for which it performs services and acts as a common paymaster for the Fund. As of December 31, 1994, the Fund had a net receivable from Banyan Management Corp. of $4,239.

      Reference is made to Note 5 of the Notes to the Consolidated Financial Statements for the amount of administrative costs paid to, and a description of various transactions with Banyan Management Corp.



ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      (1)(2) The financial statements indicated in Part II, Item 7, Financial Statements.

         (3) Exhibit (2) Plan of organization, reorganization, management, liquidation or succession;
                  Exhibit (21) Subsidiaries of the Fund

     The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (file number 2-96565), referencing the exhibit number used in such Registration Statement.

             Exhibit Number           Description

                  (3)(a)              Certificate of Incorporation
                  (3)(b)              By-Laws


(b) No reports on Form 8-K were filed during the quarter ending December 31, 1994.



(c)   See Item 13(a)(3) above.

(d)   None.

      An annual report will be sent to the shareholders subsequent to this filing and the Fund will furnish copies of such report to the Commission at that time.

                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN HOTEL INVESTMENT FUND



By:   /s/Harvey Polly                                     Date:  March 30, 1995
      Harvey Polly, Director, President
      and Chief Executive Officer


      PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/Harvey Polly                                     Date:  March 30, 1995
      Harvey Polly, Director, President
      and Chief Executive Officer


      /s/Morton I. Kalb                                   Date:  March 30, 1995
      Morton I. Kalb, Director, Vice President
      and Chief Financial Officer


      /s/Willis Ryckman                                   Date:  March 30, 1995
      Willis Ryckman, Director


      /s/Leo Yarfitz                                      Date:  March 30, 1995
      Leo Yarfitz, Director



                                   EXHIBIT 21







SUBSIDIARY OF BANYAN HOTEL INVESTMENT FUND



 Name of subsidiary                State of Organization


 BHF Merger Corp.                  Illinois

 BMC Santa Barbara Corp.           Illinois



                          BANYAN HOTEL INVESTMENT FUND
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Pages

Report of Independent Auditors                                            F-2

Consolidated Balance Sheets as of December 31, 1994 and 1993              F-3

Consolidated Statements of Income and Expenses For the
  Years Ended December 31, 1994, 1993 and 1992                            F-5

Consolidated Statements of Stockholders' Equity For the
  Years Ended December 31, 1994, 1993 and 1992                            F-6

Consolidated Statements of Cash Flows For the Years Ended
  December 31, 1994, 1993 and 1992                                        F-8

Notes to Consolidated Financial Statements                       F-10 to F-14

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.



                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders of Banyan Hotel Investment Fund

      We have audited the accompanying consolidated balance sheets of Banyan Hotel Investment Fund as of December 31, 1994 and 1993, and the related consolidated statements of income and expenses, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Hotel Investment Fund at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.








                                    ERNST & YOUNG LLP




Chicago, Illinois
February 15, 1995

                          BANYAN HOTEL INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993


                                    1994               1993
ASSETS
Cash and Cash Equivalents       $    275,161       $  2,443,797
Investment Securities              1,907,531             ---
Interest Receivable on
  Cash and Cash
  Equivalents and
  Investment Securities               16,279             29,131
Mortgage Loans in Sub-
  stantive Foreclosure                ---                ---
Prepaid Insurance                     40,091             59,056
Net Investment in
  Liquidating Trust                   ---                 4,939
Investment in Partnership             ---                ---
Other Assets                          31,461            235,483
                                ------------       ------------
Total Assets                    $  2,270,523       $  2,772,406
                                ============       ============

LIABILITIES AND
  STOCKHOLDERS' EQUITY


Liabilities
  Accounts Payable and
    Accrued Expenses            $    111,197       $    162,104
                                ------------       ------------

Commitments and
  Contingencies                        ---               ---

Stockholders' Equity
Shares of Common Stock
  $0.01 Par Value,
  20,000,000 Shares
  Authorized, 10,355,799
  Shares Issued                   87,027,338         87,027,338
Accumulated Deficit              (84,794,685)       (84,408,847)
Unrealized Losses on
  Investment Securities              (65,138)             ---
Treasury Stock, At Cost,
  for 32,757 Shares of
  Common Stock                        (8,189)            (8,189)
                                ------------       ------------

Total Stockholders'
  Equity                           2,159,326          2,610,302
                                ------------       ------------
Total Liabilities and
  Stockholders' Equity          $  2,270,523       $  2,772,406
                                ============       ============
Book Value Per Share of
  Common Stock
(10,323,042                     $       0.21       $       0.25
  Shares Outstanding)           ============       ============



The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                1994          1993          1992
INCOME
Interest Income on Cash
  and Cash Equivalents       $    18,305   $    85,931   $   113,104
Interest Income on
  Investment Securities          120,298         ---          ---
                             -----------   -----------   -----------
Total Income                     138,603        85,931       113,104
                             -----------   -----------   -----------
EXPENSES
(Recovery of) Provision
  for Losses on Mortgage
  Loans, Notes and
  Interest Receivable
                                 (16,788)      (32,770)    2,606,600

Other Expenses:
Stockholder Expenses              76,620        92,298       134,087
Directors' Fees, Expenses
  and Insurance                  260,670       300,428       280,681
Other Professional Fees          122,444       127,098       429,155
General and Administrative       172,188       230,287       240,651
                             -----------   -----------   -----------
Total Other Expenses             631,922       750,111     1,084,574
                             -----------   -----------   -----------
Recovery of Class Action
  Settlement Costs and
  Expenses                       (90,693)        ---          ---
                             -----------   -----------   -----------
TOTAL EXPENSES                   524,441       717,341     3,691,174
                             -----------   -----------   -----------
Operating Loss                  (385,838)     (631,410)   (3,578,070)
Net Loss From Investment
  in Partnership                  ---            ---      (3,749,581)
Gain on Disposition of
  Real Estate Held for
  Sale                            ---          143,329        ---
                             -----------   -----------   -----------
Net Loss                     $  (385,838)  $  (488,081)  $(7,327,651)
                             ===========   ===========   ===========
Net Loss Per Share of
  Common Stock (Based
  on Weighted Average
  Number of Shares
  Outstanding of
  10,323,042 for 1994 and
  1993 and 10,324,388 for
  1992)                      $     (0.04)  $     (0.05)  $     (0.71)
                             ===========   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                       Unrealized
                                                        losses on
                                                       Investment
                        Shares of Common Stock         Securities
                       Shares          Amount

Stockholders'
Equity, (Deficit)
December 31, 1991    10,355,799      $87,027,338     $     ---

Acquisition of
32,757 Shares of
Treasury Stock           ---              ---              ---

Net Loss for the
Year Ended
December 31, 1992        ---              ---
                     ----------     ------------     ------------

Stockholders'
Equity (Deficit)
December 31, 1992    10,355,799       87,027,338           ---


Net Loss For The
Year Ended
December 31, 1993        ---              ---              ---
                     ----------     ------------     ------------

Stockholders'
Equity (Deficit)
December 31, 1993    10,355,799       87,027,338           ---

Net Loss For The
Year Ended
December 31, 1994        ---             ---               ---

Market Adjustment
December 31, 1994        ---             ---              (65,138)
                     ----------     -----------      ------------

Stockholders'
Equity (Deficit)
December 31, 1994    10,355,799     $ 87,027,338     $    (65,138)
                     ==========     ============     =============

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                   (CONTINUED)


                          Accumulated      Treasury
                            Deficit          Stock     Total

Stockholders'
Equity, (Deficit)
December 31, 1991        $(76,593,115)   $   ---    $10,434,223
Acquisition of
32,757 Shares of
Treasury Stock                 ---          (8,189)      (8,189)

Net Loss for the
Year Ended
December 31, 1992          (7,327,651)       ---     (7,327,651)
                         ------------    ---------  -----------

Stockholders'
Equity (Deficit)
December 31, 1992         (83,920,766)      (8,189)   3,098,383

Net Loss For The
Year Ended
December 31, 1993            (488,081)       ---       (488,081)
                         ------------    ---------  -----------


Stockholders'
Equity (Deficit)
December 31, 1993         (84,408,847)      (8,189)   2,610,302

Net Loss For The
Year Ended
December 31, 1994            (385,838)       ---       (385,838)


Market Adjustment
December 31, 1994              ---           ---        (65,138)
                         ------------    ---------  -----------

Stockholders'
Equity (Deficit)
December 31, 1994        $(84,794,685)   $  (8,189) $ 2,159,326
                         =============   =========  ===========


The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                             1994           1993           1992
CASH FLOWS FROM
  OPERATING
  ACTIVITIES:

NET LOSS                  $  (385,838)   $  (488,081)   $(7,327,651)

Adjustments to
  Reconcile Net Income
  (Loss) to Net Cash
  Used In  Operating
  Activities:
  (Recovery of) Pro-
    vision for Losses
    on Mortgage Loans,
    Notes and Interest
    Receivable                  4,939         (4,939)     2,606,600
  Amortization of Pre-
    mium on Investment
    Securities                  4,096          ---           ---
  Gain On Dispositions
    of Real Estate Held
    For Sale                    ---         (143,329)        ---
  Net Loss From Oper-
    ations of Fore-
    closed Real Estate
    Held For Sale and
    Investment in
    Partnership                 ---            ---        3,749,581
Net Change In:
  Interest Receivable
    on Cash and Cash
    Equivalents and
    Investment
    Securities                 12,852         24,533        (26,128)
  Prepaid Insurance            18,965         55,219        (55,317)
  Other Assets                204,022        (11,163)       246,636
  Accounts Payable and
    Accrued Expenses          (50,907)      (134,438)    (2,806,203)
                          -----------    -----------    -----------
Net Cash Used In
  Operating Activities       (191,871)      (702,198)    (3,612,482)
                          -----------    -----------    -----------

CASH FLOWS FROM
  INVESTING
  ACTIVITIES:
Purchase of Investment
  Securities               (2,126,765)         ---           ---
Proceeds from Maturity
  of Investment
  Securities                  150,000          ---           ---
Recovery from Invest-
  ment in Partnership          ---           506,695         ---

Principal Collections
  on Mortgage Loans            ---             ---        4,735,493
                          -----------    -----------    -----------
Cash (Used In) Provided
  By Investing
  Activities               (1,976,765)       506,695      4,735,493
                         ------------   ------------   ------------
CASH FLOWS USED IN
  FINANCING ACTIVITIES:
Acquisition of Treasury
  Stock                        ---             ---           (8,189)
                          -----------    -----------    -----------
Cash Used In Financing
  Activities                   ---             ---           (8,189)
                          -----------    -----------    -----------

Net (Decrease) Increase
  in Cash and Cash
  Equivalents              (2,168,636)      (195,503)     1,114,822

Cash and Cash Equi-
  valents at Beginning
  of Year                   2,443,797      2,639,300      1,524,478
                          -----------    -----------    -----------

Cash and Cash Equi-
  valents at End of
  Year                    $   275,161    $ 2,443,797    $ 2,639,300
                          ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    BASIS OF PRESENTATION

      Banyan Hotel Investment Fund (the "Fund") was organized under the laws of the State of Massachusetts, pursuant to a Declaration of Trust filed March 19, 1985, and subsequently reorganized as a Delaware corporation on March 13, 1987.

      The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

B.  INCOME TAXES

      For the years ended December 31, 1994, 1993 and 1992, the Fund continued to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to stockholders and meet asset and income tests as well as certain other requirements. However, if these requirements had not been met as of December 31, 1994, loss of REIT status would not significantly affect the Fund's current tax position.

      As of December 31, 1994, the investment securities and the mortgage loan in substantive foreclosure have a basis of $1,972,669 and $5,154,000, respectively, for income tax purposes. In addition, unsecured notes receivable, which have a tax basis of $25,405, have not been accorded any value for financial reporting purposes.

      As of December 31, 1994, the Fund had a net operating loss carry forward of approximately $74,000,000 which expires in 2005, 2006, 2007, 2008 and 2009.
The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

C.    INCOME (LOSS) PER SHARE

      For 1992, a weighted average number of shares, 10,324,388 was used for calculating earnings per share due to the acquisition of 32,757 shares of Treasury Stock by the Fund on January 16, 1992. For 1994 and 1993, earnings per share was calculated using the 10,323,042 shares outstanding during the years.

D.    CASH AND CASH EQUIVALENTS

      The Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

E.    INVESTMENT SECURITIES

      Effective January 1, 1994, the Fund adopted the provisions of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, Investment Securities are classified as available for sale and carried at fair value, as determined by quoted market prices, with unrealized gains and losses reflected in the Statements of Shareholder Equity. Realized gains and losses are determined on a specific identification basis. The carrying value of investment securities is adjusted for amortization of premiums and discounts using a level yield method.

F.    RECLASSIFICATIONS

      Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 financial statement presentation. These reclassifications have not changed 1993 or 1992 operating results.


2.    INVESTMENT SECURITIES


      The Fund's investment securities portfolio at December 31, 1994 is as follows:
                        Amortized Cost
                       Net of Principal
                           Paydowns      Estimated Market
                           Received        Value at Dec.
 Title of Each Issue     Dec. 31, 1994     31, 1994 (2)
 and Name of Issuer


 Federal National
 Mortgage Assn. (1)
 8.00%, 1/20/94-
 2/25/2005                  $1,066,836        $1,042,125

 Federal National
 Mortgage Assn. (1)
 5.00%, 1/20/94-
 9/25/2011                     905,833           865,406
                            ----------        ----------
                            $1,972,669        $1,907,531
                            ==========        ==========


(1) The Guaranteed REMIC Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The expected maturity of these investment securities, under the market conditions as of the fourth quarter of 1994, is expected to be from February 25, 2005 to February 25, 2011. These expectations may change as interest rates on mortgage loans change.

(2) The Fund has recorded a market adjustment of $65,138 representing unrealized losses on its investment securities based on current market values at December 31, 1994.

3.    MORTGAGE LOANS RECEIVABLE IN SUBSTANTIVE FORECLOSURE

OMNI PARK CENTRE

      On June 17, 1987, the Fund issued a $5,154,600 third mortgage loan to Park Centre Associates (the "Borrower") which was collateralized by the Omni Park Hotel (the "Property") located in New York, New York. On July 19, 1991 the Fund was served with a summons in a mortgage foreclosure action filed by Sheraton Holding Inc. ("Sheraton") in the Superior Court of New York, New York. Sheraton sought to foreclose on its $54,000,000 first mortgage collateralized by the Property. The Sheraton foreclosure action was based on monetary defaults by the Borrower. On September 30, 1991 the Fund filed a counterclaim to the Sheraton foreclosure action. In addition, the second mortgage on the property in the amount of approximately $5,600,000 is also in default and the holder of the mortgage has filed a counterclaim to the foreclosure with the court. On June 12, 1992, the Borrower filed for protection under the U.S. Bankruptcy Code. On June 30, 1992, an order was entered in the Bankruptcy Court between the Fund, Sheraton, the second mortgage holder and the Borrower authorizing and restricting the use of cash collateral by the Borrower. During 1992, the Fund recorded a provision for losses for the remaining carrying balance of the loan ($2,606,600) which is considered in substantive foreclosure.

      In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("FAS 114"). FAS 114 would require the Fund to reclassify Mortgage Loans in Substantive Foreclosure to Mortgage Loans Receivable with an appropriate allowance for loan losses determined based on consideration of the fair value of the collateral or discounted future cash flows to be received.
The Fund does not anticipate any material impact to its financial statements and will adopt FAS 114, as required, effective January 1, 1995.


4.    INVESTMENT IN PARTNERSHIP

      In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% interest in the partnership which owns the Santa Barbara Biltmore Resort. The 50% limited partnership interest in the Santa Barbara Biltmore Partnership was recorded by the Fund at its estimated fair market value of $5,769,000 and was accounted for on the equity method.
This method resulted in the Fund recognizing a loss of $3,749,581 for the year ended December 31, 1992. The 1992 amount included an additional loss of $861,691 to reduce the investment's carrying value to $506,695, representing the amount due to the Fund from certain funds held in escrow. The $506,695 was received by the Fund on February 3, 1993 and was recorded by the Fund as a reduction in the investment carrying value. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1994 and 1993 since the carrying value of the partnership interest was reduced to zero as of December, 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

5.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp. ("BMC"). Effective January 1, 1993, these costs are charged to each Banyan Fund based upon the actual number of hours spent by BMC personnel on matters related to that Fund. During 1992, these costs were allocated among the Banyan Funds 25% equally and 75% based on the percentage which each of the Banyan Fund's net book value, less cash and cash equivalents, represented of the total net book value less cash and cash equivalents, of all Banyan Funds. The Fund's costs for the year ended December 31, 1994 were $96,917 compared to $119,404 and $150,344 for 1993 and 1992, respectively.

      Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly (see
Note 10), as one of its administrative services, BMC served as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintained a bank account on behalf of the Fund. At December 31, 1994, the Fund had a net receivable from BMC of $4,239.

6.    INVESTMENT IN LIQUIDATING TRUST

      On November 18, 1993, in final settlement of guarantees of VMS Realty Partners of loans made by the Fund in prior years, the Fund received a cash distribution of $27,831 and an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31, 1993, the Fund valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1994 and 1993, the Fund has recorded $16,788 and $32,770, respectively, on its Statement of Income and Expenses as a recovery of the Provision for Losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $16,788 net recovery recorded in 1994 includes the $34,764 distribution received net of an estimated $13,037 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

7.    TREASURY STOCK

      On January 16, 1992 the Fund acquired 32,757 shares of its common stock for which were previously held by VMS Realty Partners for $8,189.

8.    RECOVERY OF CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      On January 25, 1994, the Fund received net proceeds of $90,693 relating to a recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants post settlement of the class action. Subsequently, the directors released the proceeds from the escrow, and the Fund purchased an insurance policy to cover the directors.

9.    OTHER ASSETS AND GAIN ON DISPOSITION OF REAL ESTATE

      Effective December 20, 1993, the Fund and the unaffiliated third party which purchased the Silver Sands Motel property from the Fund in October, 1991 ("the Buyer") jointly agreed to terminate an escrow established at the time of the sale to be used in connection with monitoring various environmental issues at the property. In anticipation of the final approval regarding the environmental issues by local authorities, the Fund and the Buyer determined that the necessary work was substantially complete and the escrow, which originally contained $327,000, was no longer required. After deducting the cost of the environmental work performed, the remaining balance of the escrow account was approximately $193,000 which had been classified by the Fund as an other asset. On January 10, 1994, the Fund paid the Buyer $50,000, representing the final settlement of the escrow. For the year ended December 31, 1993, the Fund recorded a gain in disposition of real estate of $143,329 representing the amount of its recovery from the escrow.

10.   SUBSEQUENT EVENTS

      On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly pursuant to a purchase agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the purchase agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the purchase agreement Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.