Form 10QSB
period 1995-03-31
BANYAN HOTEL INVESTMENT FUND
filed 1995-05-12
CIK 764897

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

                                      OR

(   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to          .

                         Commission File Number 1-9043

                          Banyan Hotel Investment Fund
            (Exact name of Registrant as specified in its charter)

           Delaware                                         36-3361229
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

One Penn Plaza, Suite 1531, New York, New York                10119
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code           (212) 736-7880



Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X  .   No      .


Shares of Common Stock outstanding as of May 11, 1995: 12,370,808.

Transitional Small Business Disclosure Format  Yes   . No X  .

                         PART I  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                         BANYAN HOTEL INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)


                                     1995               1994
ASSETS
Cash and Cash Equivalents        $    499,646       $    275,161
Investment Securities               1,588,597          1,907,531
Interest Receivable on
  Cash and Cash
  Equivalents and
  Investment Securities                 9,847             16,279
Mortgage Loans Receivable
  (Net of Allowance for
  Losses on Mortgage Loans
  of $5,154,600)                       ---                ---
Prepaid Insurance                     328,374             40,091
Investment in Partnership              ---                ---
Other Assets                           14,096             31,461
                                 ------------       ------------
Total Assets                     $  2,440,560       $  2,270,523
                                 ============       ============

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Liabilities
  Accounts Payable and
    Accrued Expenses             $    112,180       $    111,197
                                 ------------       ------------

Stockholders' Equity
Shares of Common Stock
  $0.01 Par Value,
  20,000,000 Shares
  Authorized, 12,403,565
  and 10,355,799
  Shares Issued,
  respectively                     87,477,847         87,027,338
Accumulated Deficit               (85,113,174)       (84,794,685)
Unrealized Losses on
  Investment Securities               (28,104)           (65,138)
Treasury Stock, At Cost,
  for 32,757 Shares of
  Common Stock                         (8,189)            (8,189)
                                 ------------       ------------

Total Stockholders'
  Equity                            2,328,380          2,159,326
                                 ------------       ------------

Total Liabilities and
  Stockholders' Equity           $  2,440,560       $  2,270,523
                                 ============       ============
Book Value Per Share of
  Common Stock (12,370,808
  and 10,323,042 Shares
  Outstanding,
  respectively)                  $       0.19       $       0.21
                                 ============       ============



The accompanying notes are an integral part of the consolidated financial statements.




                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                     1995             1994
INCOME
Interest Income on Cash
  and Cash Equivalents            $     3,858      $     6,516
Interest Income on
  Investment Securities                21,096           24,693
                                  -----------      -----------
Total Income                           24,954           31,209
                                  -----------      -----------
EXPENSES

Stockholder Expenses                   46,647           35,048
Directors' Fees, Expenses
  and Insurance                        59,976           72,921
Other Professional Fees                53,724           44,797
General and Administrative            212,678           38,759
Recovery of Losses on
  Mortgage Loans, Notes,
  Interest Receivable and
  Class Action Settlement
  Costs and Expenses                  (29,582)         (90,693)
                                  -----------      -----------
TOTAL EXPENSES                        343,443          100,832
                                  -----------      -----------
Net Loss                          $  (318,489)     $   (69,623)
                                  ===========      ===========
Net Loss Per Share of
  Common Stock (Based
  on Weighted Average
  Number of Shares Out-
  standing of 11,346,925
  and 10,323,042,
  respectively)                   $     (0.03)     $     (0.01)
                                  ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                   (UNAUDITED)


                                                           Unrealized
                                                            Losses on
                                                           Investment
                             Shares of Common Stock        Securities
                          Shares            Amount
Stockholders'
Equity (Deficit)
December 31, 1994       10,355,799      $ 87,027,338     $    (65,138)

Proceeds from the
Issuance of Common
Stock                    2,047,766           450,509           ---

Net Loss                    ---               ---              ---

Market Adjustment
March 31, 1995              ---               ---              37,034
                        ----------       -----------     ------------

Stockholders'
Equity (Deficit)
March 31, 1995          12,403,565      $ 87,477,847     $    (28,104)
                        ==========      ============     =============



                         Accumulated      Treasury
                           Deficit          Stock      Total

Stockholders'
Equity (Deficit)
December 31, 1994       $(84,794,685)   $  (8,189)  $ 2,159,326

Proceeds from the
Issuance of
Common Stock                   ---          ---         450,509

Net Loss                    (318,489)       ---        (318,489)


Market Adjustment
March 31, 1995                ---           ---          37,034
                        ------------    ---------   -----------

Stockholders'
Equity (Deficit)
March 31, 1995          $(85,113,174)   $  (8,189)  $ 2,328,380
                        =============   =========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)



                              1995            1994
CASH FLOWS FROM
  OPERATING
  ACTIVITIES:

NET LOSS                   $  (318,489)    $   (69,623)

Adjustments to
  Reconcile Net Loss
  to Net Cash (Used In)
  Provided by Operating
  Activities:
  Amortization of Pre-
    mium on Investment
    Securities                     429           2,592
Net Change In:
  Interest Receivable
    on Cash and Cash
    Equivalents and
    Investment
    Securities                   6,432          14,508
  Prepaid Insurance           (288,283)         19,739
  Other Assets                  17,365         208,261
  Accounts Payable and
    Accrued Expenses               983         (45,606)
                           -----------     -----------
Net Cash (Used In)
  Provided by Operating
  Activities                  (581,563)        129,871
                           -----------     -----------

CASH FLOWS FROM
  INVESTING
  ACTIVITIES:
Purchase of Investment
  Securities                     ---        (1,976,765)
Proceeds from Sale
  of Investment
  Securities                   355,539           ---
                           -----------     -----------
Net Cash Provided By
  (Used In) Investing
  Activities                   355,539      (1,976,765)
                          ------------    ------------

CASH FLOWS FROM
  FINANCING ACTIVITIES:
Proceeds from the
  Issuance of Common
  Stock                        450,509           ---
                          ------------    ------------
Net Increase (Decrease)
  in Cash and Cash
  Equivalents                  224,485      (1,846,894)

Cash and Cash Equi-
  valents at Beginning
  of Period                    275,161       2,443,797
                           -----------     -----------

Cash and Cash Equi-
  valents at End of
  Period                   $   499,646     $   596,903
                           ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN HOTEL INVESTMENT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


      Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.


1.    FINANCIAL STATEMENT PRESENTATION

      The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.


2.    CHANGE IN CONTROL

      On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly per the terms of a purchase agreement. A tender offer conducted by Mr. Polly, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the purchase agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired through the tender offer and the shares purchased directly from the Fund, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the purchase agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.


3.    TRANSACTIONS WITH AFFILIATES

      Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly, administrative costs, primarily salaries and general and administrative expenses, were reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs were charged to the Fund and certain other entities for which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to those entities. The Fund's reimbursement to BMC for the expenses during the three months ended March 31, 1995 totalled $83,674, representing the Fund's portion of BMC costs from January 1, 1995 through February 15, 1995, which included a one-time termination fee of $46,354 paid pursuant to the terms of an Administrative Services Agreement between the Fund and BMC. During the first three months of 1994, the Fund's portion of BMC costs was $25,416.


4.    MORTGAGE LOANS RECEIVABLE

OMNI PARK CENTRE

      On June 17, 1987, the Fund issued a $5,154,600 third mortgage loan to Park Centre Associates (the "Borrower") which was collateralized by the Omni Park Hotel (the "Property") located in New York, New York. On July 19, 1991 the Fund was served with a summons in a mortgage foreclosure action filed by Sheraton Holding Inc. ("Sheraton") in the Superior Court of New York, New York. Sheraton sought to foreclose on its $54,000,000 first mortgage collateralized by the Property. The Sheraton foreclosure action was based on monetary defaults by the Borrower. On September 30, 1991 the Fund filed a counterclaim to the Sheraton foreclosure action. In addition, the second mortgage on the property in the amount of approximately $5,600,000 is also in default and the holder of the mortgage has filed a counterclaim to the foreclosure with the court. On June 12, 1992, the Borrower filed for protection under the U.S. Bankruptcy Code. On June 30, 1992, an order was entered in the Bankruptcy Court between the Fund, Sheraton, the second mortgage holder and the Borrower authorizing and restricting the use of cash collateral by the Borrower. During 1992, the Fund recorded a provision for losses for the remaining carrying balance of the loan.

      In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("FAS 114"). Effective January 1, 1995, in accordance with FAS 114, the Fund has reclassified Mortgage Loans in Substantive Foreclosure to Mortgage Loans Receivable with an appropriate allowance for loan losses determined based on consideration of the fair value of the collateral or discounted future cash flows to be received.

5.    INVESTMENT IN PARTNERSHIP

      In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1995 and 1994 since the carrying value of the partnership interest was reduced to zero as of December, 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

6.    INVESTMENT SECURITIES

      The Fund's investment securities portfolio at March 31, 1995 is as follows:

                       Amortized Cost
                           Net of
                          Principal          Estimated
                          Paydowns          Market Value
Title of Each Issue       Received          at Mar. 31,
and Name of Issuer      Mar. 31, 1995        1995, (2)

Federal National
Mortgage Assn. (1)
8.00%, 1/20/94-
2/25/2005                    $   710,931       $   705,103

Federal National
Mortgage Assn. (1)
5.00%, 1/20/94-
9/25/2011                        905,770           883,494
                             -----------       -----------
                             $ 1,616,701       $ 1,588,597
                             ===========       ===========


(1) The Guaranteed Remic Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The stated maturity of these investment securities, under the market conditions as of the first quarter of 1995, is expected to be from February 25, 2005 to February 25, 2011. These expectations may change as interest rates on mortgage loans change.


(2) The Fund has recorded a market adjustment of $28,104 representing unrealized losses on its investment securities based on current market values at March 31, 1995.



7. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION COSTS AND EXPENSES

      On February 9, 1995, the Fund received a cash distribution of $47,331 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the quarter ended March 31, 1995, the Fund has recorded a $29,582 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $29,582 net recovery recorded in 1995 represents the $47,331 distribution received, net of an estimated $17,749 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. At March 31, 1995, the Fund has a total liability to the Class Action Settlement Fund of $30,786.

      On January 25, 1994, the Fund received net proceeds of $90,693 relating to a recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors released the proceeds from the escrow, and the Fund purchased an insurance policy to cover the directors.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

      On January 28, 1992, the Board of Directors of the Fund authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Fund liquidating its assets and distributing the proceeds to its stockholders. The Fund estimated that its liquidation value was between $.15 and $.20 per share. After the adoption of the Plan, Management of the Fund completed the workout or liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater stockholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Fund and its stockholders because it allowed every stockholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Fund to execute and deliver a non-binding letter of intent with Mr. Harvey Polly.

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

      On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly per the terms of the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired pursuant to the tender offer and the shares purchased directly from the Fund, not less than 3,335,000 and not more than 40% of the shares of common stock of the Fund after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

      Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current directors and officers. Accordingly, all of the then current directors and officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the directors and officers of the Fund, no further arrangements or understandings existed among the Fund and its officers and directors. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, the address of the Fund's principal executive office is One Penn Plaza, Suite 1531, New York, NY 10119.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at March 31, 1995 and December 31, 1994 was $499,646 and $275,161, respectively. This increase in cash and cash equivalents is due primarily to the receipt of approximately $450,000 from the February 15, 1995 purchase by Mr. Polly, as discussed above, of 2,047,766 shares of common stock from the Fund as well as the receipt of $47,331 related to the Fund's interest in a VMS liquidating trust (see discussion below). These receipts were partially offset by the payment of the Fund's operating expenses and costs associated with the change in control discussed above. At March 31, 1995 and December 31, 1994, the Fund also held investment securities during the quarter with a carrying value of $1,588,597 and $1,907,531, respectively. The decrease in investment securities is due to the sale of approximately $350,000 of securities held by the Fund. The proceeds from this sale were used primarily for costs associated with the change in control.

      At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

      As of March 31, 1995 and December 31, 1994, the Fund's mortgage loan portfolio consisted of one loan, for which the Fund has recorded a provision for losses on the loan representing its full carrying balance.

      On February 9, 1995, the Fund received a cash distribution of $47,331 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS. For the quarter ended March 31, 1995, the Fund has recorded a $29,582 recovery of the provision for loan losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $29,582 net recovery recorded in 1995 represents the $47,331 distribution received net of an estimated $17,749 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation.

      On January 25, 1994, the Fund received net proceeds of $90,693 relating to a recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors released the proceeds from the escrow, and the Fund purchased an insurance policy to cover the directors.

      The Fund's ultimate return of cash to its stockholders is dependent
upon, among other things:   (i)  the activities undertaken by the Fund under
Mr. Polly's direction; (ii) interest earned from the investment of cash and cash equivalents and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel, the Omni Park Loan and the liquidating trust, if any.


RESULTS OF OPERATIONS

      Total income for the three months ended March 31, 1995 and 1994 was $24,954 and $31,209, respectively. The decrease in total income for the quarter ended March 31, 1995 when compared to the same period in 1994 is due primarily to an approximately $7,100 realized loss on the sale of a portion of the Fund's investment securities which partially offset the interest income earned on investment securities. In addition, interest income on cash and cash equivalents and investment securities decreased due to the Fund having approximately $500,000 less cash available for investment during the first quarter of 1995 when compared to the same period in 1994.

      Operating expenses for the three months ended March 31, 1995 increased when compared to the same period in 1994 as a result of an increase in stockholder expenses, other professional fees and general and administrative expenses. These increases are primarily attributable to costs associated with the tender offer which resulted in a change in control of the Fund as discussed above, including stock listing fees, legal and other professional expenses and required termination payments to the Fund's former president and Banyan Management Corp. Partially offsetting the increases, directors' fees expenses and insurance decreased for the quarter ended March 31, 1995 when compared to the same period in 1994 due to the February 15, 1995 resignation of the former directors as a result of the change in control.

      As discussed above, during the first quarter of 1995, the Fund recorded a net recovery of losses on loans, notes and interest receivable of $29,582 as a result of cash received related to its interest in a liquidating trust established for the benefit of unsecured creditors of VMS Realty Partners.
For 1994, the Fund recorded a $90,693 recovery of class action settlement costs and expenses representing the recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS Securities Litigation.

      The above changes for the three months ended March 31, 1995, when compared to the same period in 1994, resulted in an increase in the net loss to $318,489 ($0.03 per share) from $69,623 ($0.01 per share).

                                    PART II




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   No exhibits are included with this Report.

(b)   On January 17, 1995, a current report on Form 8-K was filed under Item
      5. Other Information reporting the terms of a Tender Offer of the Registrant's shares of common stock by Mr. Harvey Polly.

      On February 22, 1995, a current report on Form 8-K was filed under Item
      6. Registration of the Registrant's Directors reporting the Resignation of the Registrant's Directors on February 15, 1995 pursuant to a change in control of the Registrant.

      On February 28, 1995, a current report on Form 8-K was filed under Item
      1. Change in Control of the Registrant reporting a change in control of the Registrant on February 15, 1995 pursuant to the closing of the sale of shares of stock in the Registrant to Mr. Harvey Polly.


                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN HOTEL INVESTMENT FUND



By:   /s/Harvey Polly                                      Date:  May 11, 1995
      Harvey Polly, Director, President
      and Chief Executive Officer


      /s/Morton I. Kalb                                    Date:  May 11, 1995
      Morton I. Kalb, Director, Vice President
      and Chief Financial Officer