Form 10QSB
period 1995-06-30
BANYAN HOTEL INVESTMENT FUND
filed 1995-08-14
CIK 764897

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Form  10 - QSB

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of
               THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1995

                    or

( )       TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) of
               THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                    Commission File Number  1-9043

                    BANYAN HOTEL INVESTMENT FUND
         (Exact name of Registrant as specified in its charter)

        Delaware                                           36-3361229
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Penn Plaza, Suite 1531, New York N.Y.                  10119
(address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code       (212) 736-7880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days Yes X. No .

Shares of common stock outstanding as of August 11, 1995: 12,403,565

Transitional Small Business Disclosure Format.  Yes   .   No   X.

                                    Part I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    BANYAN HOTEL INVESTMENT FUND
                                           BALANCE SHEETS
                                 June 30, 1995 And December 31, 1994
                                             (UNAUDITED)
                                             1994           1995
                                             ----           ----
 ASSETS
 Cash and Cash Equivalents                   $417,353        $275,161

 Investment Securities                      1,598,553       1,907,531

 Interest Receivable on Cash and
  Cash Equivalents and                          8,417          16,279
  Investments Securities
 Mortgage Loans in Substantive                    ---             ---
  Foreclosure

 Prepaid Insurance & Expenses                 321,615          40,091

 Net Investment in Liquidating Trust              ---             ---
   Investment in Partnership                      ---             ---

 Other Assets                                   4,096          31,461
                                        ------------------------------
 Total Assets                              $2,350,034      $2,270,523
                                        ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
   Accounts Payable and Accrued               $66,655        $111,197
    Expenses

 Commitments and Contingencies                    ---             ---

 Stockholders' Equity
 Shares of Common Stock. $0.01
   Par Value, 20,000,000 shares
   Authorized, 12,403,565 shares
   Issued 1995, and 10,355,799
   shares 1994                             87,477,847      87,027,338

 Accumulated Deficit                      (85,168,495)    (84,794,685)

 Treasury Stock, at Cost, for
   32,757 Shares of Common Stock               (8,189)         (8,189)

 Unrealized loss on Investment Sec.           (17,784)        (65,138)
                                        ------------------------------
 Total Stockholders' Equity                $2,283,379      $2,159,326
                                        ------------------------------
 Total Liabilities & Stockholders'
   Equity                                  $2,350,034      $2,270,523
                                        ===============================

 Book Value Per Share of Common
   Stock (12,338,051 shares
   outstanding in 1995 and 10,323,042
   in 1994)                                     $0.18           $0.21

   The accompanying notes are an integral part of the financial statements.

                                     BANYAN HOTEL INVESTMENT FUND
                                  STATEMENTS OF INCOME AND EXPENSES
                           FOR THE SIX MONTHS ENDED JUNE 30, 1995 and 1994

 INCOME                                   1995                   1994

 Interest Income on
   Cash and Cash
   Equivalents                          $9,121                $11,165

 Interest Income on
   Investment Securities                45,876                 63,609
                                   -----------------------------------
 Total Income                           54,997                 74,774
                                   -----------------------------------

 EXPENSES
   Stockholder Expenses                 49,732                 61,303

 Directors' Fees,
   Expenses and Insurance               78,968                143,612

 Other Professional Fees                73,096                 58,435

 General and Adminstrative             256,593                113,866
                                   -----------------------------------
 Total Other Expenses                  458,389                377,216

 (Recovery of) Class
   Action Settlement Costs
   and Expenses                        (29,582)               (90,693)
                                   -----------------------------------
 Total Expenses                        428,807                286,523
                                   -----------------------------------
 Net Income (Loss)                   $(373,810)             $(211,749)
                                   ===================================
 Net Income (Loss) Per
   Share ofCommon Stock
   (Based on Shares
   Outstanding of 12,338,051
   in 1995 and 10,323,042 in
   1994)                                $(0.03)                $(0.02)
                                   ===================================


     The accompanying notes are an integral part of the Financial Statements.

                                    BANYAN HOTEL INVESTMENT FUND
                                  STATEMENTS OF INCOME AND EXPENSES
                          FOR THE THREE MONTHS ENDED JUNE 30, 1995 and 1994


 INCOME                                   1995                   1994
                                          ----                   ----

 Interest Income on
   Cash and Cash
   Equivalents                          $5,263                 $4,649

 Interest Income on
   Investment Securities                24,780                 38,916
                                   -----------------------------------
 Total Income                           30,043                 43,565
                                   -----------------------------------
 EXPENSES
   Stockholders' Expenses                3,085                 26,255

 Directors' Fees,Expenses
   and Insurance                        18,992                 70,691

 Other Professional Fees                19,372                 13,638

 General and
   Administrative                       43,915                 75,107
                                   -----------------------------------
 Total Other Expenses                   85,364                185,691

 Total Expenses                         85,364                185,691
                                   -----------------------------------
 Net Income (Loss)                    $(55,321)             $(142,126)
                                   -----------------------------------
 Net Income (Loss Per
   Share of Common
   Stock (Based on
   Shares Outstanding of
   12,338,051 in 1995
   and 10,321,042 in 1994               $(0.00)                $(0.01)
                                   -----------------------------------

     The accompanying notes are an integral part of the Financial Statements.

                                     BANYAN HOTEL INVESTMENT FUND
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                             (UNAUDITED)


                                        Common        Stock        Accumulated    Treasury      Unrealized    Total
                                        Shares        Amount       Deficit        Stock         Loss
                                      --------------------------------------------------------------------------------
         Stockholders' Equity
          (Deficit)  Dec. 31, 1994    10,355,799    $87,027,338  $(84,794,685)    $(8,189)      $(65,138)   $2,159,326

         Proceeds from Issuance
            of Common Stock            2,047,766        450,509        ---           ---           ---         450,509

         Net Loss                          ---            ---        (373,810)       ---           ---        (373,810)

         Market Adjustment                 ---            ---          ---           ---          47,354        47,354
           June 30, 1995
                                      --------------------------------------------------------------------------------
                                      12,403,565    $87,477,847  $(85,168,495)    $(8,189)      $(17,784)   $2,283,379
                                      --------------------------------------------------------------------------------

                    The accompanying notes are an integral part of the financial statements


                                    BANYAN HOTEL INVESTMENT FUND
                                       STATEMENT OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 1995 and 1994
                                             (UNAUDITED)

                                                     1995                       1994
                                                     ----                       ----
 CASH FLOW FROM OPERATING ACTIVITIES:

 NET INCOME (LOSS)                                $(373,810)                  $(211,749)

 Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in)
  Operating Activities:

 Amortization of Premium on Investment                  793                         891
  Securities

 Net Change in:
   Interest Receivable on Cash and Cash
    Equivalents and
   Investment Securities                              7,862                       2,290

 Prepaid Insurance and Expenses                    (281,524)                     32,773

 Other Assets                                        27,365                     207,648

 Accounts Payable and Accrued Expenses              (44,542)                    (39,611)
                                          ----------------------------------------------
 Net Cash Used in Operating Activities            $(663,856)                    $(7,758)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from or Sale of Investment             $355,539                 $(1,974,562)
    Securities                                     --------                 ------------
                                                   (308,317)                 (1,982,320)
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Common Stock           450,509                         ---
                                          ----------------------------------------------
 Net (Decrease) Increase in Cash and Cash           142,192                  (1,982,320)
  Equivalents

 Cash and Cash Equivalents at Beginning of          275,161                   2,443,797
  Period
                                          ----------------------------------------------

 Cash and Cash Equivalents at End of Period        $417,353                    $461,477
                                          ----------------------------------------------

               The accompanying notes are an integral part of the Financial Statements


                        BANYAN HOTEL INVESTMENT FUND
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)

     Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report, as certain footnote disclosures which would be substantially duplicate those contained in such audited statements have been omitted from this report.

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of June 30, 1995 and for the three months ended June 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.

2.   CHANGE IN CONTROL

     On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly per the terms of a purchase agreement. A tender offer conducted by Mr. Polly, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the purchase agreement also required Mr. Polly to purchase from the Fund's number of shares sufficent to allow Mr. Polly to own, by virtue of the combination of the shares acquired through the tender offer and the shares purchased directly from the Fund, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the purchase agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

3.   TRANSACTIONS WITH AFFILIATES

     Prior to the February 15, 1995 acquisition of their Fund by Mr. Polly, administrative costs, primarily salaries and general and administrative expenses, were reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs were charged to the Fund and certain other entities for which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to those entities. The Fund's reimbursements to BMC for the expenses during the three months ended March 31, 1995 totaled $83,674, representing the Fund's portion of BMC costs from January 1, 1995 through February 15, 1995, which included a one-time termination fee of $46,354 paid pursuant to the terms of an Administrative Services Agreement between the Fund and BMC. During the first three months of 1994, the Fund's portion of BMC costs was $25,416. During the second quarter, the Fund paid $181 to BMC and $4,647 to Oak Realty Group, Inc. for administrative costs during the management transition.

                       BANYAN HOTEL INVESTMENTS FUND
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)

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

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting by Creditors for Impairment of a Loan ("FAS 114"). Effective January 1, 1995, in accordance with FAS 114, the Fund has reclassified Mortgage Loans in Substantive Foreclosure to Mortgage Loans Receivable with an appropriate allowance for the loan losses determined based on consideration of the fair value of the collateral or discounted future cash flows to be received.

5.   INVESTMENT IN PARTNERSHIP

     In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1995 and 1994 since the carrying value of the partnership interest was reduced to zero as of December 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

6.   INVESTMENT SECURITIES

     The Fund's investment securities portfolio at June 30, 1995 is as follows:


   Title of Each Issue and                    Amortized Cost           Estimated Market
       Name of Insurer                             Net of                    Value
                                                  Principal           at June 30, 1995,(2)
                                              Paydowns Received
 Federal National Mortgage Assn. (1)              $710,844                $704,718
 8.00%, 1/20/94 - 2/25/2005

 Federal National Mortgage Assn. (1)(3)
 5.00%, 1/20/94 -                                  905,493                 893,835
  9/25/2011
                                          ------------------------------------------------
                                                $1,616,337              $1,598,553
                                          ------------------------------------------------

(1)  The Guaranteed Remic Pass-Through Certificates are guaranteed as to
timely payment of principal   and interest by the Federal National
Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayments of the underlying
U.S. Agency    sponsored mortgages. The rate of repayment is dependent upon
the current market level of interest    rates on mortgage loans as it
relates to the interest rates of the mortgages underlying each REMIC security. The stated maturity of these investment securities, under the
market conditions of the second    quarter of 1995, is expected to be from
February 25, 2005 to February 25, 2011. These Expectations may change as interest rates on mortgage loans change.

(2) The Fund has recorded a market adjustment of 16,337 representing unrealized losses on its investment securities based on current market values at June 30, 1995.

(3) On June 11, 1995 the Fund sold these securities for $884,250 resulting in a realized loss of approximately $20,200. On the same day the Fund purchased $900,000 of FNMA 7 1/4% certificates for $891,000. This transaction will increase the Fund's annual income from investment securities by $20,200.

7. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES

     On February 9, 1995, the Fund received a cash distribution of $47,331 related to its interest in a liquidating trust established for the benefit
of the previously unsecured creditors of VMS Realty    Partners and its
affiliates ("VMS"). For the quarter ended March 31, 1995, the Fund has recorded a $29,582 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $29,582 recovery recorded in 1995 represents the $47,331 distribution received net of an estimated $17,749 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. At June 30, 1995, the Fund has a total liability to the Class Action Settlement of $30,786.

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

     On August 3, 1994 the Fund entered into Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Fund of "run-off" directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp.
and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

     On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly per the terms of the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired pursuant to the tender offer and

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

the shares purchased directly from the Fund, not less than 3,335,000 and not more than 40% of the shares of common stock of the Fund after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

     Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current directors and officers. Accordingly, all of the then current directors and officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the directors and officers of the Fund, no further arrangements or understandings existed among the Fund and its officers and directors. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Harvey Polly as President and Chief Executive Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, the address of the Fund's principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1995 and December 31, 1994 was $417,353 and $275,161, respectively. This increase in cash and cash equivalents is due primarily to the receipt of approximately $450,000 from the February 15, 1995 purchase by Mr. Polly, as discussed above, of 2,047,766 shares of common stock from the Fund as well as the receipt of $47,331 related to the Fund's interest in a VMS liquidating trust (see discussion below). These receipts were partially offset by the payment of the Fund's operating expenses and costs associated with the change in control discussed above. At June 30, 1995 and December 31, 1994, the Fund also held investment securities during the quarter with a carrying value of $1,598,553 and $1,907,531, respectively. The decrease in investment securities is due to the sale of approximately $350,000 of securities held by the Fund. The proceeds from this sale were used primarily for costs associated with the change in control.

     At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its need for anticipated operating expenses. The Fund deems its liquidity to be adequate.

     As of June 30, 1995 and December 31, 1994, the Fund's mortgage loan portfolio consisted of one loan, for which the Fund has recorded a provision for losses on the loan representing its full carrying balance.

     On February 9, 1995, the Fund received a cash distribution of $47,331 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS. For the quarter ended March 31, 1995, the Fund recorded a $29,582 recovery of the provision for loan losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $29,582 net recovery recorded in 1995 represents the $47,331 distribution received net of an estimated $17,749 due to the Class Action Settlement Fund for the

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


Fund's share of amounts due per the terms of the previously settled VMS securities litigation.

     On January 25, 1994, the Fund received net proceeds of $90,693 relating to a recovery of payments previously made into an escrow establishment as part of the 1992 class action settlement of the VMS securities litigation. The escrow was established to provide the directors of the Fund with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the directors released the released the proceeds from the escrow, and the Fund purchased an insurance policy to cover the directors.

     The Fund's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Fund; (ii) interest earned from the investment of cash and cash equivalents and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel, the Omni Park Loan and the liquidating trust, if any.

RESULTS OF OPERATIONS

     Total income for the six months ended June 30, 1995 and 1994 was $54,997 and $74,774, respectively. The decrease in total income for the six months ended June 30, 1995 when compared to the same period in 1994 is due primarily to an approximately $7,100 realized loss on the sale of a portion of the Fund's investment securities which partially offset the interest income earned on investment securities. In addition, interest income on cash and cash equivalents and investment securities decreased due to the Fund having approximately $200,000 less cash available for investment during the first six months of 1995 when compared to the same period in 1994.

     Operating expenses for the six months ended June 30, 1995 increased when compared to the same period in 1994 as a result of an increase in stockholder expenses, other professional fees and general and administrative expenses. These increases are primarily attributable to costs associated with the tender offer which resulted in a change in control of the Fund as discussed above, including stock listing fees, legal and other professional expenses and required termination payments to the Fund's former president and Banyan Management Corp. Partially offsetting the increases, directors' fees expenses and insurance decreased for the six months ended June 30, 1995 when compared to the same period in 1994 due to the February 15, 1995 resignation of the former directors as a result of the change in control.

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

     The above changes for the six months ended June 30, 1995, when compared to the same period in 1994, resulted in an increase in the net loss to $373,810 ($0.03 per share) from $69,623 ($0.01 per share).

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


                                 SIGNATURES

     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN HOTEL INVESTMENT FUND

By:  /s/  Harvey Polly                             Date:  August 14, 1995
          Harvey Polly, Director, President
          and Chief Executive Officer

    /s/   Morton I. Kalb                           Date:  August 14, 1995
          Morton I. Kalb, Director, Vice Pres.
          and Chief Financial Officer