Form 10QSB
period 1995-09-30
BANYAN HOTEL INVESTMENT FUND
filed 1995-11-15
CIK 764897

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Form  10 - QSB

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of
               THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1995

                    or

( )       TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) of
               THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                    Commission File Number  1-9043

                    BANYAN HOTEL INVESTMENT FUND

         (Exact name of Registrant as specified in its charter)

        Delaware                                           36-3361229
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Penn Plaza, Suite 1531, New York, N.Y.                  10119
(address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code       (212) 736-7880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days Yes X. No .

Shares of common stock outstanding as of October 31, 1995: 12,403.565

Transitional Small Business Disclosure Format.  Yes   .   No   X.

                                    Part I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    BANYAN HOTEL INVESTMENT FUND
                                           BALANCE SHEETS
                                 September 30, 1995 And December 31, 1994
                                             (Unaudited)

                                               1995            1994
                                              ------          ------
 ASSETS

 Cash and Cash Equivalents                 $  650,085      $  275,161
 Investment Securities                      1,370,820       1,907,531
 Interest Receivable on Cash and
  Cash Equivalents and                          9,575          16,279
  Investments Securities

 Mortgage Loans in Substantive                    ---             ---
  Foreclosure

 Prepaid Insurance & Expenses                 295,791          40,091

 Net Investment in Liquidating Trust              ---             ---

 Investment in Partnership                        ---             ---

 Other Assets                                   4,139          31,461
                                        ------------------------------
 Total Assets                              $2,330,464      $2,270,523
                                        ==============================
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
   Accounts Payable and Accrued            $   55,194      $  111,197
    Expenses
 Commitments and Contingencies                    ---             ---
                                        ------------------------------
 Stockholders' Equity
 Shares of Common Stock. $0.01
   Par Value, 20,000,000 shares
   Authorized, 12,403,565 shares
   Issued 1995, and 10,355,799
   shares 1994                             87,477,847      87,027,338

 Accumulated Deficit                      (85,181,027)    (84,794,685)

 Treasury Stock, at Cost, for
   32,757 Shares of Common Stock               (8,189)         (8,189)
 Unrealized loss on Investment Sec.           (13,361)        (65,138)
                                        ------------------------------
 Total Stockholders' Equity                $2,275,270      $2,159,326
                                        ------------------------------
 Total Liabilities & Stockholders'
   Equity                                  $2,330,464      $2,270,523
                                        ==============================

 Book Value Per Share of Common
   Stock (12,403,565 shares
   outstanding in 1995 and 10,323,042
   in 1994)                                $      0.19     $     0.21
                                        ==============================


   The accompanying notes are an integral part of the financial statements.

                                     BANYAN HOTEL INVESTMENT FUND
                                  STATEMENTS OF INCOME AND EXPENSES
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
                                             (UNAUDITED)

 INCOME                                   1995                   1994

 Interest Income on
   Cash and Cash
   Equivalents                       $  13,532               $ 14,988

 Interest Income on
   Investment Securities                52,309                  95,357
                                     ----------              ----------
 Total Income                        $  65,841               $ 110,345
                                     ----------              ----------

 EXPENSES
 Stockholders' Expenses              $  57,191               $  80,899

 Directors' Fees,
   Expenses and Insurance              100,050                 202,109

 Other Professional Fees               105,293                  93,965

 General and Adminstrative             294,230                 139,741

                                     ----------              ----------
Total Other Expenses                 $ 556,764               $ 516,714

 Recovery of Class
   Action Settlement Costs
   and Expenses                        (29,582)                (90,693)

Recovery from Mortgage Previously
  Written Off                          (75,000)                  ---
                                     ----------              ----------
 Total Expenses                        452,182                 426,021
                                     ----------              ----------
 Net Income (Loss)                   $(386,341)              $(315,676)
                                     ==========              ==========
 Net Income (Loss) Per
   Share of Common Stock
   (Based on Shares
   Outstanding of 12,403,575
   in 1995 and 10,323,042 in
   1994)                             $   (0.03)              $   (0.03)
                                     ==========              ==========

     The accompanying notes are an integral part of the Financial Statements.

                                    BANYAN HOTEL INVESTMENT FUND
                                  STATEMENTS OF INCOME AND EXPENSES
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
                                               (UNAUDITED)


 INCOME                                 1995                   1994
                                        ----                   ----

 Interest Income on
   Cash and Cash
   Equivalents                        $  4,411                $  3,823

 Interest Income on
   Investment Securities              $  6,433                $ 31,748

                                     ----------              ----------
 Total Income                         $ 10,844                $ 35,571
                                     ----------              ----------
 EXPENSES
 Expenses from Lending Activities:

   Recovery of Losses on Mortgages
   Loans, Notes and Interest
   Receivable                        $ (75,000)              $   ---
                                     ----------              ----------
Other Expenses:
   Stockholder Expenses              $   7,459                $ 19,596

Directors' Fees, Expenses
   and Insurance                        21,082                  58,497

 Other Professional Fees                32,197                  35,530

 General and Administrative             37,638                  25,875
                                     ----------              ----------
 Total Other Expenses                 $ 98,376                $139,498
                                     ----------              ----------
 Total Expenses                      $  23,376                $139,498
                                     ----------              ----------
 Net Income (Loss)                   $ (12,532)              $(103,927)
                                     ==========              ==========
 Net Income (Loss Per
   Share of Common
   Stock (Based on
   Shares Outstanding of
   12,338,051 in 1995
   and 10,321,042 in 1994               $(0.00)                 $(0.01)
                                     ==========              ==========


     The accompanying notes are an integral part of the Financial Statements.

                                     BANYAN HOTEL INVESTMENT FUND
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE NINE MONTHS ENDED SEPT. 30, 1995
                                             (UNAUDITED)


                                        Common        Stock        Accumulated    Treasury      Unrealized    Total
                                        Shares        Amount       Deficit        Stock         Loss
                                      --------------------------------------------------------------------------------
         Stockholders' Equity
          (Deficit)  Dec. 31, 1994    10,355,799    $87,027,338  $(84,794,685)    $(8,189)      $(65,138)   $2,159,326

         Proceeds from Issuance
            of Common Stock            2,047,766        450,509        ---           ---           ---         450,509

         Net Loss                          ---            ---        (386,341)       ---           ---        (386,341)

         Market Adjustment                 ---            ---          ---           ---          51,777        51,777
           September 30, 1995
                                      --------------------------------------------------------------------------------
                                      12,403,565    $87,477,847  $(85,181,026)    $(8,189)      $(13,361)   $2,275,271
                                      ================================================================================


                    The accompanying notes are an integral part of the financial statements.


                                    BANYAN HOTEL INVESTMENT FUND
                                       STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
                                             (Unaudited)

                                                     1995                       1994
                                                     ----                       ----
 Cash Flow from Operating Activities:

 Net Income (Loss)                                $(386,341)                  $(315,676)

 Amortization of Premium on Investment                1,060                       1,392
  Securities

 Net Change in:
   Interest Receivable                                6,704                       2,996
   Prepaid Insurance                               (255,700)                     25,141
   Other Assets                                      27,268                     205,906
   Accounts Payable and Accrued Expenses            (56,003)                    (62,363)
                                                  ----------                ------------
 Net Cash Used in Operating Activities            $(663,012)                  $(142,604)
                                                  ----------                ------------
Cash Flows From Investing Activities:
   Net Proceeds from Sale of and
   Principal Payments on Investment
   Securities                                     $ 587,427                      ---
   Purchase from Securities of Investment         $   ---                   $(1,974,562)
                                                  ----------                ------------
Net Cash used in or Provided by
   Investment Activities                          $ 587,427                 $(1,974,562)
                                                  ----------                ------------
Cash Flow From Financing Activities:
   Proceeds from Issuance of Common Stock         $ 450,509                       ---
                                                  ----------                ------------
Net Increase or (Decrease) in Cash and
   Cash Equivalents                               $ 374,924                 $(2,117,166)

Cash and Cash Equivalents at Beginning of           275,161                   2,443,797
   Period
                                                  ----------                ------------
Cash and Cash Equivalents at End
   of Period                                      $ 650,085                 $   326,631
                                                  ==========                ============


               The accompanying notes are an integral part of the Financial Statements


                        BANYAN HOTEL INVESTMENT FUND
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                                (UNAUDITED)

     Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1994, which are included in the Fund's 1994 Annual Report, as certain footnote disclosures which would be substantially duplicate those contained in such audited statements have been omitted from this report.

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of September 30, 1995 and for the three months ended September 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.

2.   CHANGE IN CONTROL

     On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly per the terms of a purchase agreement. A tender offer conducted by Mr. Polly, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the purchase agreement also required Mr. Polly to purchase from the Fund a number of shares sufficent to allow Mr. Polly to own, by virtue of the combination of the shares acquired through the tender offer and the shares purchased directly from the Fund, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the purchase agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

3.   TRANSACTIONS WITH AFFILIATES

     Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly, administrative costs, primarily salaries and general and administrative expenses, were reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs were charged to the Fund and certain other entities for which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to those entities. The Fund's

                       BANYAN HOTEL INVESTMENTS FUND
                       NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                (UNAUDITED)



3.   TRANSACTIONS WITH AFFILIATES (CONTINUED)

reimbursements to BMC for the expenses during the three months ended March 31, 1995 totaled $83,674, representing the Fund's portion of BMC costs from January 1, 1995 through February 15, 1995, which included a one-time termination fee of $46,354 paid pursuant to the terms of an Administrative Services Agreement between the Fund and BMC. During the first three months of 1994, the Fund's portion of BMC costs was $25,416. During the second quarter, the Fund paid $181 to BMC and $4,647 to Oak Realty Group, Inc., for administrative costs during the management transition. During the third quarter, Oak Realty Group, Inc. performed its final services for the Fund, for which the Oak Realty Group was paid $4,958.

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

     During the third quarter of 1995, the Fund assigned its interest in this loan for $75,000. In as much as the entire loan had previously been written off, this receipt is reflected as income on the accompanying Financial Statements.

     On October 10, 1995, the Fund made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan calls for interest at 12% per annum with monthly payments based on a ten
(10) year amortization schedule and a balloon payment of the total balance in five (5) years.

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

6.   INVESTMENT SECURITIES

     The Fund's investment securities portfolio at June 30, 1995 is as follows:



   Title of Each Issue and                    Amortized Cost             Estimated
       Name of Insurer                       Net of Principal              Market
                                             Paydowns Received              Value
                                            September 30, 1995      September 30, 1995 (2)

 Federal National Mortgage Assn. (1)(4)           $493,169                $483,939
 8.00%, 1/20/94 - 2/25/2005

 Federal National Mortgage Assn. (1)(3)
 7 1/4%, 10/27/95 - 5/25/22                        882,012                 888,750

                                              ------------             ------------
                                                $1,375,181              $1,372,689
                                              ============             ============


(1) The Guaranteed Remic Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayments of the underlying U.S. Agency sponsored mortgages.

(1) The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The stated maturity of these investment securities, under the market conditions of the second quarter of 1995, is expected to be from February 25, 2005 to May 25, 2022. These Expectation may change as interest rates on mortgage loans change.

(2) The Fund has recorded a market adjustment of 13,361 representing unrealized losses on its investment securities based on current market values at September 30, 1995.

(3) On June 11, 1995 the Fund sold these securities for $884,250 resulting in a realized loss of approximately $20,200. On the same day the Fund purchased $900,000 of FNMA 7 1/4% certificates for $891,000. This transaction will increase the Fund's annual income from investment securities by $20,200.

(4) On September 25, 1995, the Fund received $217,207 of principal on the 8% certificates which is reflected in the accompanying Financial Statements. On October 25, 1995, the Fund received an additional $433,950 of principal on these 8% certificates which will be reflected on the fourth quarter Financial Statements. On October 27, 1995, the Fund purchased $600,000 in U.S. Treasury bills which will mature on December 21, 1995.

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

7. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES (CONTINUED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Banyan Hotel Investment Fund ("The Fund"), was formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS"), secured by hotel and resort properties. The Fund has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

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

     Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current directors and officers. Accordingly, all of the then current directors and officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the directors and officers of the Fund, no further arrangements or understandings existed among the Fund and its officers and directors. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, the address of the Fund's principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments.
The Fund's cash and cash equivalents balance at September 30, 1995 and December 31, 1994 was $650,085 and $275,161, respectively. This increase in cash and cash equivalents is due primarily to the receipt of approximately $450,000 from the February 15, 1995 purchase by Mr. Polly, as discussed above, of 2,047,766 shares of common stock from the Fund as well as the receipt of $47,331 related to the Fund's interest in a VMS liquidating trust (see discussion below), and the $75,00 related to the assignment of the Omni Park Centre mortgage(as discussed above). These receipts were partially offset by the payment of the Fund's operating expenses and costs associated with the change in control discussed above. At September 30, 1995 and December 31, 1994, the Fund also held investment securities during the quarter with a carrying value of $1,370,820 and $1,907,531, respectively. The decrease in investment securities is due to the sale of approximately $350,000 of securities held by the Fund, as well as principal payments received on the FNMA 8% notes. The proceeds from this sale were used primarily for costs associated with the change in control and reinvestments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


     At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its need for anticipated operating expenses. The Fund deems its liquidity to be adequate.

     As of December 31, 1994, the Fund's mortgage loan portfolio consisted of one loan, for which the Fund has recorded a provision for losses on the loan representing its full carrying balance. As of September 30, 1995 the Fund had not material loans in its portfolio.

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

     During the third quarter of 1995 the Fund received $75,000 for assignment of its mortgage on the Omni Park Centre Hotel, which loan had been written off.

     The Fund's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Fund; (ii) interest earned from the investment of cash and cash equivalents and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust, if any.

RESULTS OF OPERATIONS

     Total income for the nine months ended September 30, 1995 and 1994 was $65,841 and $110,345, respectively. The decrease in total income for the six months ended Setember 30, 1995 when compared to the same period in 1994 is due primarily to an approximately $28,500 realized loss on the sale of a portion of the Fund's investment securities which partially offset the interest income income earned on investment securities. In addition, interest income on cash and cash equivalents and investment securities decreased due to the Fund having approximately $200,000 less cash available for investment during the first nine months of 1995 when compared to the same period in 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


      Operating expenses for the nine months ended September 30, 1995 increased when compared to the same period in 1994 as a result of an increase in stockholder expenses, other professional fees and general and administrative expenses. These increases are primarily attributable to costs associated with the tender offer which resulted in a change in control of the Fund as discussed above, including stock listing fees, legal and other professional expenses and required termination payments to the Fund's former President and Banyan Management Corp. Partially offsetting the increases, Directors' fees expenses and insurance decreased for the six months ended September 30, 1995 when compared to the same period in 1994 due to the February 15, 1995 resignation of the former directors as a result of the change in control.

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

During the third quarter of 1995, the Fund recorded the receipt of $75,000 for full assignment of the Omni Park Centre mortgage, which had previously been written off.

     The above changes for the nine months ended September 30, 1995, when compared to the same period in 1994, resulted in an increase in the net loss to $452,182 ($0.03 per share) from $426,021 ($0.03 per share).

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




BANYAN HOTEL INVESTMENT FUND



By:   /s/ Harvey Polly                              Date: November 8, 1995
     Harvey Polly, Director, President
     and Chief Executive Officer



      /s/ Morton I. Kalb                            Date: November 8, 1995
     Morton I. Kalb, Director, Vice Pres.
     and Chief Financial Officer