Form 10KSB
period 1995-12-31
BANYAN HOTEL INVESTMENT FUND
filed 1996-04-15
CIK 764897

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

          ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995

                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from            to

                       Commission File Number 1-9043

                          Banyan Hotel Investment Fund
           (Exact name of Registrant as specified in its charter)

             Delaware                                  36-3361229
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)

One Penn Plaza, Suite 1531, New York, New York          10119
(Former Address: 150 S. Wacker Drive, Chicago, IL)      60606
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (212) 736 - 7880

     Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class         Name of each exchange on which registered
Shares of Common Stock               American Stock Exchange

        Securities registered pursuant to section 12 (g) of the Act:

                                    None
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X ).

The Registrant's Revenue for the preceding twelve months was $128,675. Shares of common stock outstanding as of March 1, 1996: 12,338,051 aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $9,022,582.

                    DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 18 of sequentially numbered pages.
Transitional Small Business Disclosure Format  Yes    .  No  X  ..

                             TABLE OF CONTENTS

                                   PART I

Item 1.  Description of Business  . . . . . . . . . . . . . .   1
Item 2.  Description of Property  . . . . . . . . . . . . . .   5
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . .   5
Item 4.  Submission of Matters to a
          Vote of Security Holders  . . . . . . . . . . . . .   5

                                 PART II

Item 5.  Market for Common Equity and
          Related Shareholder Matters  . . . . . . . . . . .    6
Item 6.  Management's Discussion and
          Analysis or Plan of Operation  . . . . . . . . . .    6
Item 7.  Financial Statements  . . . . . . . . . . . . . . .   10
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure   . . . . .   10

                                 PART III

Item 9.   Directors, Executive Officers, Promotors
            and Control Persons of the Registrant   . . . . .  11
Item 10.   Executive Compensation   . . . . . . . . . . . . .  14
Item 11.   Security Ownership of Certain Beneficial
            Owners and Management   . . . . . . . . . . . . .  15
Item 12.   Certain Relationships and Related Transactions   .  17
Item 13.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K   . . . . . . . . . . . . . .  18
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  19

                                   PART I

ITEM I    DESCRIPTION OF BUSINESS

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

     On September 13, 1985, the Fund commenced a public offering of up to 10,000,000 units pursuant to a Registration Statement filed on Form S-II under the Securities Act of 1933. Each unit consisted of two shares of common stock ("shares") at an offering price of $9.50 per share and one warrant entitling the holder to purchase one additional share at an initial exercise price of $9.50 per share. The shares and warrants were separated January 14, 1986. The warrants were exercisable for a five year period ending January 13, 1991, on which date all outstanding warrants were converted by the Fund into one-tenth of a share.

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

     On January 28, 1992, the Board of Directors of the Fund authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Fund liquidating its assets and distributing the proceeds to its shareholders. The Fund estimated that its liquidation value was between $.15 and $.20 per share. Since the adoption of the plan, management of the Fund completed the workout or liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater shareholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, The Board of Directors resolved that one proposal was in the best interest of the Fund and its shareholders because it allowed every shareholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unaminous written consent

ITEM I. DESCRIPTION OF BUSINESS (continued)

dated June 15, 1994, authorized the Fund to execute and deliver a non-binding letter of intent with a Mr. Harvey Polly.

     On August 3, 1994 the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the then current officers and directors; (ii) the purchase by the Fund of "run-off" directors and officers liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp, and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

     On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly pursuant to the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase on February 15, 1995, per the Purchase Agreement. Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

     The Fund does not, at present, satisfy certain American Stock Exchange ("AMEX") criteria for continued listing of its stock on the Exchange. On February 7, 1996 the Fund was notified by the AMEX that its stock would be delisted by March 29, 1996, unless it completes a "satisfactory acqui-sition" by that date. On April 1, 1996, the Fund notified the AMEX that it would appeal the delisting. Management hopes to maintain the listing by either prevailing in the appeal, or completing a "satisfactory acquisition" prior to the determination of the appeal. There can be no assurances, however, that listing will be continued. Mr. Polly has indicated that he has no present intention of taking the Fund private, but a one for five reverse stock split, subject to shareholder approval, is being considered.

     Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the purchase agreement provided for the resignation of the Fund's then current Directors and Officers. Accordingly,all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Fund, no further arrangements or understanding among the

ITEM 1. DESCRIPTION OF BUSINESS (continued)

Fund or its new Officers and Directors existed. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis G. Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms.Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, Mr. Polly's and the Fund's address of their principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

     The Fund currently owns a 50% limited partnership interest in the Santa Barbara Biltmore Resort. This asset is illiquid due to the poor operating performance of the hotel. While the Fund believes that the operation of the hotel may improve over time to the point that sale of this asset could result in a recovery of a portion of the Fund's investment, the timing and amount of such a recovery is difficult to predict.

     In the interim, the Fund has attempted to reduce the ongoing operating expenses of the Fund in order to maximize the net cash return to shareholders. The Fund's ultimate return to shareholders is dependent upon management's ability to make profitable acquisitions and utilize its net operating loss.

     Below is a summary and current status for each of the Fund's remaining assets as of March 1, 1996.

SANTA BARBARA BILTMORE

     The Fund's 50% limited partnership interest in the Santa Barbara Biltmore Partnership was recorded by the Fund at its fair market value and is accounted for on the equity method. The Fund recorded $3,749,581 as its share of the operating loss of the Santa Barbara Biltmore Resort for 1992. The 1992 amount included an additional loss of $861,691 to reduce the December 31, 1992 carrying value of its interest in the Santa Barbara Biltmore to $506,695 which represented amounts due to the Fund under the settlement agreement from certain amounts held in escrow related to renovation work on the hotel which was completed in 1990. The Fund received this cash on February 3, 1993. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1995, 1994 and 1993 since the carrying value of the partnership interest was reduced to zero as of December, 1992 and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

OMNI PARK CENTRE

     On June 17, 1987, the Fund issued a $5,154,600 third mortgage loan to Park Centre Associates (the"Borrower") which was collateralized by the Omni Park Hotel (the "Property") located in New York, New York. On July 19, 1991 the Fund was served with a summons in a mortgage foreclosure action filed by Sheraton Holding Inc. ("Sheraton") in the Superior Court of New York, New York. Sheraton sought to foreclose on its $54,000,000 first mortgage collateralized by the property. The Sheraton foreclosure action was based on monetary defaults by the Borrower. On September 30, 1991 the Fund filed a counterclaim to the Sheraton foreclosure action.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

In addition, the second mortgage on the property in the amount of approximately $5,600,000 is also in default and the holder of the mortgage has filed a counterclaim to the foreclosure with the court.
On June 12, 1992, the Borrower filed for protection under the U.S. Bankruptcy Code. On June 30, 1992, an order was entered in the Bankruptcy Court between the Fund, Sheraton, the second mortgage holder and the Borrower, authorizing and restricting the use of cash collateral by the Borrower. During 1992, the Fund recorded a provision for losses for the remaining carrying balance of the loan.

     During the third quarter of 1995, the Fund assigned its interest in this loan for $75,000. Inasmuch as the entire loan had previously been written off, this receipt is reflected as income on the accompanying Financial Statements.

OTHER MORTGAGE LOANS RECEIVABLE

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

     On February 13, 1996, the Fund made a first mortgage loan in the amount of $150,000 which is secured by a commercial property in New York City. The loan represents less than 17% of the appraised value of the property, bears interest at the rate of 10% per annum and calls for monthly payments on a five year self-liquidating basis.

     On February 29, 1996, the Fund made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years.

OTHER

     Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly (as discussed above), the Fund had four employees who served as executive officers. Administrative and accounting services performed on behalf of the Fund were primarily provided by Banyan Management Corp. Please see item 12, "Certain Relationships and related Transactions." and Note 5 of Notes to Consolidated Financial Statements.

TAX STATUS

     Prior to January 1, 1995, the Fund continued to be treated as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code of 1986. However, management of the Fund discontinued its REIT status, effective January 1, 1995. The Fund will be treated as a C-Corporation in accordance with the Internal Revenue Code.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

     The business of the Fund is not seasonal and the Fund does no foreign or export business. The Fund does not segregate revenue or assets by geographic region, and such presentation is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 1995, the Fund owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. In addition, see Note 3 of the Notes to Financial statements for certain information pertaining to the property which collateralized the Fund's mortgage loan.

ITEM 3. LEGAL PROCEEDINGS

     The Registrant is not aware of any material pending legal proceedings as of March 1, 1996 nor were any proceedings terminated during the quarter ended December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Fund did not submit any matter to a vote of its security holders during the quarter ended December 31, 1995.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Fund's shares of common stock are traded on the American Stock Exchange ("AMEX") (Symbol - VHT). The range of high and low sales prices per share for each of the quarters in the years ended December 31, 1995 and 1994 are as follows:

                         Share Price

   Quarter              1995         1994
                        ----         ----
     1.      High      $1.375       $0.344
             Low       $0.312       $0.156

     2.      High      $1.125       $0.438
             Low       $0.437       $0.250

     3.      High      $1.625       $0.500
             Low       $0.500       $0.281

     4.      High      $1.500       $0.500
             Low       $1.000       $0.281

     Prior to the acquisition of the Fund by Mr. Polly (see Item 1. Description of Business), the Fund had suspended distributions due to interruption in the Fund's cash flow resulting from defaults by borrowers on the Fund's mortgage loans, the modest size of the Fund's cash position, the uncertainty regarding the cash requirements for operating activities, and expected expenses to be incurred prior to disposition of the Fund's assets. No distributions were declared by the Fund in 1995 and 1994.

     The Fund does not, at present, satisfy certain American Stock Exchange ("AMEX") criteria for continued listing of its stock on the Exchange. On February 7, 1996 the Fund was notified by the AMEX that its stock would be delisted by March 29, 1996, unless it completes a "satisfactory acqui-sition" by that date. On April 1, 1996, the Fund notified the AMEX that it would appeal the delisting. Management hopes to maintain the listing by either prevailing in the appeal, or completing a "satisfactory acquisition" prior to the determination of the appeal. There can be no assurances, however, that listing will be continued. Mr. Polly has indicated that he has no present intention of taking the Fund private, but a one for five reverse stock split, subject to shareholder approval, is being considered.

     At December 31, 1995, there were 2,479 record holders of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Banyan Hotel Investment Fund (the "Fund"), was formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS"), secured by hotel and resort properties. The Fund has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (continued)

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

     On August 3, 1994 the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the then current officers and directors; (ii) the purchase by the Fund of "run-off" directors' and officers' liability insurance coverage for the then current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (iv) the assignment by the Fund of its ownership interest in Banyan Management Corp.

     On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly pursuant to the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price
of $0.22 per share.    Upon the

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (continued)

acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares or approximately 27% of the Fund's outstanding voting shares of common stock

     Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Fund, no further arrangements or understanding among the Fund or its new officers and directors existed. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis G. Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, Mr. Polly's and the fund's address of their principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at December 31, 1995 and 1994 was $736,897 and $275,161 respectively. This increase in cash and cash equivalents is due primarily to the sale and maturity of investment securities during 1995 and reduced by the payment of the Fund's operating expenses. Partially offsetting the operating expenses was the receipt of $75,000 representing proceeds received by the Fund from a previously written off mortgage. In addition, the Fund received net proceeds of $30,154 from an escrow established as part of the class action settlement of the litigation captioned in the VMS Securities litigation. The escrow was established to provide the directors of the Fund with cash to fund the cost of any litigation in which they may be named as defendants post settlement of the class action. Subsequently, the directors released the proceeds from the escrow, and the Fund purchased an insurance policy to cover the directors. During 1995, the Fund also received approximately $129,000 in interest income on its cash and cash equivalents and investment securities. On February 15, 1995, the purchase by Mr. Polly of 2,047,766 shares of common stock from the fund resulted in cash proceeds of approximately $450,000 to the Fund.

     At this time, there are no material commitments for capital expendi-tures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

     During the fourth quarter of 1995 and the first quarter of 1996 the Fund invested approximately $631,000 in three first mortgages. These mortgages yield an average return of approximately 11% and are all for five year terms.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (continued)

     As of December 31, 1994, the Fund's mortgage loan portfolio consisted of one loan, classified as loans in substantive foreclosure. The Fund has recorded a provision for losses on the loan representing its full carrying balance. During the third .quarter of 1995, the Fund assigned its interest in this mortgage in return for a payment of $75,000. This payment is included in income for the year ended December 31, 1995.

     On November 18, 1993, in final settlement of guarantees of VMS Realty Partners of loans made by the Fund in prior years, the Fund received a cash distribution of $27,831 and an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31,1993, the Fund valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1995 and 1994, the Fund recorded $30,154 and $16,788 respectively, on its Statement of Income and Expenses as a recovery of the Provision for Losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $30,154 net recovery recorded in 1995 includes a $48,246 distribution received net of an estimated $18,092 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

     The Fund's ultimate return of cash to its shareholders is dependent upon, among other things: (i) the activities undertaken by the Fund under its present management; (ii) interest earned from the investment of cash and cash equivalents and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust.

RESULTS OF OPERATIONS

     Total income for the years ended December 31, 1995, 1994 and 1993 was $128,675, $138,603 and $85,931, respectively. The $10,000 decrease in total income between 1995 and 1994 is the result of a reduction in interest earned on the Fund's cash and cash equivalents and investment securities due to a decrease in interest rates available on its cash and investment securities. Total income increased between 1993 and 1994 as a result of the increase in investment securities.

     Total expenses for the years ended December 31,1995 and 1994 increased $305,158. During 1995, General and Administrative Expenses and Directors' Fees, Expenses and Insurance increased substantially. These increases are due primarily to costs associated with the tender offer which resulted in a change in control of the Fund as discussed above, including stock listing fees, required termination payments to the Fund's former President and Banyan Management Corp. and the purchase of Director's and Officer's Liability Insurance.

     During 1995 and 1994, the Fund recorded net recoveries of losses on loans, notes and interest receivable, as well as the 1994 Class Action Settlement, of $105,154 and $107,481 respectively. During 1995 and 1994, the Fund did not record losses related to its interest in the Santa Barbara Biltmore since the carrying value of the partnership interest was reduced to zero as of December 31, 1992, and the Fund has no obligation to make additional capital contributions to, or pay the liabilities of, the partnership. During 1995, the Fund realized a loss of $38,984 on the sale and early retirement of investment securities. This loss is due primarily to declining interest rates in 1995.

     The net loss for 1995, 1994 and 1993 was $739,908 ($0.06 per share),
$385,838 ($0.04 per share) and $488,081 ($0.05 par share) , respectively.

ITEM 7. FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on Page F-1 of this Report for financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the accountants on any matter of accounting principals, practices or financial statement disclosure.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly (see Item 1. Description of Business), the following individuals were serving as directors and the executive officers of the Fund:

      Norman M, Gold           Director
      Gerald L. Nudo           Director
      Marvin A. Sotoloff       Director
      Leonard G. Levine        President
      Neil D. Hansen           First Vice President
      Robert G. Higgins        Vice President/General Counsel
      Joel L. Teglia           Acting Chief Financial Officer

     NORMAN M. GOLD, age 65, is a senior partner in the law firm of Altheimer & Gray and has actively practiced law for over 40 years, specializing in taxation, corporate and real estate law. Mr. Gold is a trustee of Banyan Short Term Income Trust, Banyan Strategic Realty Trust, and director of Banyan Management Corp. Mr. Gold is also a trustee of New Plan Realty Trust. Mr. Gold is a certified public accountant and a member of the Chicago and American Bar Associations.

     GERALD L. NUDO, age 46, is senior vice president of Mesirow Realty Finance, Inc., a subsidiary of Mesirow Financial corp., a regional investment banking firm. From 1982 to 1990 Mr. Nudo was a principal and vice president of Capital Realty Services, Inc., a commercial real estate investment banking company. Mr. Nudo received his Bachelor of Science Degree from Northwestern University and his Masters Degree in Business Administration from the University of Chicago Graduate School of Business. Mr. Nudo is also a certified public accountant and a licensed real estate broker in Illinois. He is a trustee of Banyan Short Term Income Trust and a director of Banyan Strategic Land Fund II and Banyan Management Corp.

     MARVIN A. SOTOLOFF, age 52, is regional vice president of Premisys Marketing Services, Inc., effective July 1993. Premisys Marketing Services, a division of Premisys Real Estate Services, Inc., is a national real estate firm involved in the leasing and management of office, retail and industrial properties. From 1979-1993, Mr. Sotoloff was executive vice president of the Palmer Group Ltd., a company involved in real estate brokerage, development and property management,concentrating on commercial real estate. He is a past president of the Chicago Office Leasing brokers Association, a licensed real estate broker and a member of the Illinois and Pennsylvania Bar Associations. Mr. Sotoloff is a trustee of Banyan Strategic Realty Trust, Banyan Short Term Income Trust and director of Banyan Management Corp.

     LEONARD G. LEVINE, age 49, is president of Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund. Mr. Levine was employed by VMS Realty Partners from 1981 to 1989 before becoming president of the other Banyan Entities mentioned above. He received a B.S./B.A. Degree in Accounting from Roosevelt University in 1968 and a Masters Degree in Taxation from DePaul UniverSity in 1972. His areas of specialization include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT (continued)


     NEIL D. HANSEN, age 49, is first vice president of Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, and Banyan Mortgage Investment Fund. From 1988 through 1990 Mr. Hansen was senior vice presidet of Ruff Callaghan & Hemmeter Company, a real estate development firm, and executive vice president, secretary and treasurer of Resort Income Investors, Inc., an American Stock Exchange listed real estate investment trust. He received a B.S. degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

     ROBERT G. HIGGINS, age 44, is vice president/general counsel of Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, and Banyan Mortgage Investment Fund. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. From 1984 to 1990, Mr. Higgins was a partner at the law firm of Schwartz & Freeman. During these years, Mr. Higgins concentrated in the areas of real estate development, finance, acquisitions, land use, sales,lending and syndications, and general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. Degree from Loyola University of Chicago.

     JOEL L. TEGLIA, age 34, is acting chief financial officer of Banyan Management Corp., Banyan Strategic Realty Trust, Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Land Fund II. Prior to assuming the responsibilities of his current position, Mr. Teglia was the controller for Banyan Management Corp. From 1986 to 1990 Mr. Teglia held positions as project controller and director of finance and budgeting at the Prime Group, Inc., an international real estate investment and development firm. He received a B.B.A Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT (continued)

     Subsequent to the February 15, 1995 acquisition of the Fund by Mr. Polly, the following individuals were appointed to serve as directors and the executive officers of the Fund:

     Harvey Polly                  Director, President and
                                   Chief Executive Officer

     Morton I. Kalb                Director, Vice President
                                   and Chief Financial Officer

     Willis G. Ryckman             Director

     Leo Yarfitz                   Director

HARVEY POLLY, age 67, is a director, president and chief executive officer of the Fund. Mr. Polly also serves as the chief executive officer and a stockholder of H/R Industries, Inc., H/R Industries, Inc. is essentially a personal holding company which was formed in 1984 under the name Helena Rubinstein, Inc., and was engaged from 1984 until 1988 in various aspects of the cosmetics business. In 1988, the name of the corporation was changed to Elite Industries, Ltd., and in 1990 the name was changed to H/R Industries, Inc.. Mr. Polly has been involved in the railroad business for approximately twenty years. In 1973 he founded and became a major stockholder in Emons Industries, Inc., which was formed on the basis of the acquisition of the Maryland and Pennsylvania Railroad Company. Since the founding of Emons Industries, Inc. Polly has been involved in the railroad freight car business. Mr. Polly has been, since 1975, chief executive officer and a stockholder of Railway Freight Car Services, Inc., which is involved in the railroad boxcar leasing business. In 1994 and 1995, Mr. Polly was chairman of CAGY Industries, Inc., the publicly held holding company for the Columbus and Greenville Railway,the Chattooga & Chicamauga Railway and the Redmont Railway and was the largest stockholder with approximately 40% of the outstanding shares of common stock. Mr. Polly sold his shares and resigned from the Board effective February 16, 1995. Since 1988 he has served on the Board of Directors of The Delaware Otsego Corp., which is a publicly held corporation that operates the New York Susquehanna and Western Railroad. In prior years, Mr. Polly was also a stockholder and heavily involved in the operations of the Louisiana Midland Railroad. He is also presently a stockholder and officer of SLF of Martin County, Inc., a real estate development company. From 1987 to 1990 he was a principal shareholder, chief executive officer and director of Hanover Bank of Florida, a publicly held corporation.

MORTON I. KALB, age 62, is a director, vice president and chief financial officer of the Fund. Mr. Kalb has served as vice president of H/R
Industries, Inc., since July 1984. Mr. Kalb is also a certified public accountant.

WILLIS G. RYCKMAN, Age 50, is a director of the Fund. Mr. Ryckman has served as chairman of the Board of Directors of Tri-Tech Labs since August 1990. From December 1966 through August 1990, Mr. Ryckman was senior vice president of Manufacturers Hanover Trust Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT (continued)

LEO YARFITZ, age 79, is a director of the Fund, Mr. Yarfitz has been a financial consultant with Sterling Management of Florida since June 1990. From October 1987 until October 1989, Mr. Yarfitz served as chief financial officer of Hanover Bank of Florida. From October 1989 until December 1989, Mr. Yarfitz served as president of Hanover Bank of Florida.

ITEM 10. EXECUTIVE COMPENSATION

A.    DIRECTOR COMPENSATION

     Prior to February 15, 1995, the Independent Directors were paid an annual fee of $15,000, payable quarterly, plus $875 for each Board Meeting, including meetings of the audit committee, attended in person and $250 an hour for each Board meeting, including meetings of the audit committee, attended via telephonic conference call. In addition, each Director was reimbursed for out-of-pocket expenses incurred in attending meetings of the Board. On February 15, 1995 a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly. (See discussion in Item 1. Description of Business and
Item 6. Management's Discussion and Analysis or Plan of Operation.) To date, no arrangements or decisions have been made with respect to payments to the new directors for their service on the Fund's Board of Directors, and no fees have been paid.

B.    EXECUTIVE COMPENSATION

          Compensation paid to executive officers for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                  Annual Compensation
                                                  -------------------

                                                           Other
                              Year   Salary   Bonus (3) Compensation
                              ----   ------   --------- ------------
Morton I. Kalb
Vice President & Chief
Financial Officer            1995    $60,600     N/A        N/A

Celia Zisfein
Secretary                    1995    $23,400     N/A        N/A

Leonard G. Levine
President & Chief
Executive Officer (1)        1995    $ 4,743      N/A     $61,160 (2)
                             1994    $41,554  $   376       N/A
                             1993    $41,554  $30,633       N/A

There were no long term compensation awards or payouts during the years 1995, 1994, or 1993.

     (1)  Resigned 2/15/95 (2) Termination Fee
     (3)  See Incentive Compensation Program Disclosure Below
     (4) No Executive Officer earned more than $100,000 in salary and bonus

ITEM 10.   EXECUTIVE COMPENSATION (continued)

Until February 15, 1995, Mr. Levine served as President of the
Fund pursuant to an employment agreement entered into January 1, 1990. This agreement provided that Mr. Levine was to be employed through December 31, 1994 with automatic one year renewals unless either the Fund or Mr. Levine gave the other notice of termination before March 31 preceding the end of the current employment period.

     In consideration of his employment, Mr. Levine received annual compensation from the Fund equal to $41,554 per year. In addition to his base salary, Mr. Levine could have been granted a bonus at the discretion of the Board of Directors of the Fund. Further, Mr. Levine was eligible to receive compensation under an incentive compensation program included in his contract. Mr. Levine's incentive compensation earnings were calculated based on the following four components: (i)0.56% of the amount of the Fund's collateralized claims which were converted into cash; (ii) 1.35% of the amount of the Fund's unsecured claims which were converted into cash;
(iii) the percentage increase in the Fund's market capitalization between January 1, 1990 and the end of each calendar year (0.25% of the first 10% increase, .50% of the next 10% increase and 1.00% of any increase in excess of 20%); and (iv) 0.1% of the amount of cash distributions to stockholder of the Fund. The total incentive compensation that Mr. Levine was permitted to receive in any year (on a cumulative basis) from the Fund was subject to certain limitations. Any amounts in excess of these limits would have been deferred.

     Pursuant to the terms of the August 3, 1994 agreement, as amended, between the Fund and Mr. Polly (see Item 1. Description of Business), on February 15, 1995, Mr. Levine resigned as President of the Fund. In accordance with the terms of his employment agreement, Mr. Levine was paid a total of $61,160 representing a severence payment equal to one year's salary, all incentive compensation earned through the date of his termination, and an amount equal to the full cost of continuing Mr. Levine's health benefits for one year.

     To date, no contract agreements have been made with respect to compensation to be paid to the Fund's new executive officers. The new Board of Directors will create a compensation committee which will recommend to the Board the compensation to be paid to the Fund's executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 1, 1995, the following persons or entities were known by the Fund to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Fund:

                       Name of         Amount and Nature of      Percent
  Title of Class   Beneficial Owner    Beneficial Ownership      of Class

 Share of Common   Mr. Harvey Polly      3,380,983 shares          27%
 Stock $.01 Par
 Value

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

     The following table sets forth the ownership of shares owned directly or indirectly by the directors and principal officers of the Fund as of March 16, 1995:

                      Name of            Amount and Nature of   Percent
  Title of Class      Beneficial Owner   Beneficial Ownership   of Class

 Shares of Common   Mr. Harvey Polly        3,380,983 shares       27%
 stock,$.01         Director,
 Par Value          President and Chief
                    Executive Officer

 Shares of Common   Mr. Morton I. Kalb         75,000 shares        1%
 stock, $.01        Director,
 Par Value          Vice President and
                    Chief Financial
                    Officer

 Shares of Common   Mr. Leo Yarfitz           100,000 shares        1%
 Stock, $.01        Director
 Par Value

 Shares of Common   All Directors and       3,555,983 shares       29%
 Stock, $.01        Officers of the Fund
 Par Value          as a group (6 persons)

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of the acquisition of the Fund by Mr. Polly (see
Item 1. Description of Business), the Administrative Services Agreement with Banyan Management Corp. was terminated on February 15,1995. Banyan Management Corp. had performed certain administrative and accounting services on behalf of the Fund for which it was reimbursed at cost. Banyan Management Corp. is owned by the Banyan Funds for which it provides services. Prior to February 15, 1995, the Fund had been a stockholder of Banyan Management Corp. Mr. Levine is the President of Banyan Management Corp. for which he receives no compensation. Messrs. Hansen, Higgins and Teglia were employees of the Fund but are compensated by Banyan Management Corp., and their compensation was included in the administrative costs charged by Banyan Management Corp. to and reimbursed by the Fund. The directors/trustees of all the Banyan Funds serve as directors of Banyan Management Corp. but receive no additional compensation. Prior to February 15, 1995, the Fund's directors had also served as directors of Banyan Management Corp. Administrative costs reimbursed by the Fund to Banyan Management Corp. for the year ended December 31, 1995, 1994 and 1993 totalled $83,855, $96,917 and $119,404, respectively. Banyan Management Corp. charges its operating expenses among the Banyan Funds for which it performs services and acts as a common paymaster for the Fund. The 1995 total includes a $46,354 termination fee. Subsequent to February 15, 1995 some administrative services were performed by Oak Realty Group, Inc., for which they were paid $20,741. Oak Realty Group, Inc. is an Illinois corporation, owned 100% by the Fund's former president.

     Reference is made to Note 5 of the Notes to the Consolidated Financial Statements for the amount of administrative costs paid to, and a description of various transactions with Banyan Management Corp.

     On February 29, 1996, the Fund made a first mortgage loan in the approximate amount of $106,000 which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgate is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years.

     Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $21,500. during 1995, which is equal to the rent paid by the affiliate to the landlord. The lease expires July 31, 1996 and the Fund's future rental payments will be $14,340..

     During 1995 the Fund reimbursed an affiliated company $19,330. for health insurance premiums paid on behalf of the Fund. Included in this reimbursement is $4,166. which is prepaid as of December 31, 1995.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

      (1) (2)  The financial statements indicated in Part II,
               Item 7, Financial Statements.

          (3) Exhibit (2) Plan of organization, reorganization, management, liquidation or succession;
               Exhibit (21) Subsidiaries of the Fund

     The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (file number 2-96565). referencing the exhibit number used in such Registration Statement.

          Exhibit Number             Description

             (3) (a)                 Certificate of incorporation
             (3) (b)                 By-Laws

(b)  No reports on Form 8-K were filed during the quarter ending
     December 31, 1995.

(c)  See Item 13 (a) (3) above.

(d)  None

     An annual report will be sent to the shareholders subsequent to this filing and the Fund will furnish copies of such report to the Commission at that time..

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN HOTEL INVESTMENT FUND



By:    /s/Harvey Polly                         Date: March 15, 1996
       Harvey Polly, Director, President
       and Chief Executive Officer


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:   /s/Harvey Polly                          Date: March 15, 1996
      Harvey Polly, Director, President
      and Chief Executive Officer



      /s/Morton I. Kalb                        Date: March 15, 1996
      Morton I. Kalb, Director,
      Vice President and
      Chief Financial Officer



      /s/Willis Ryckman                        Date: March 15, 1996
      Willis Ryckman, Director



      /s/Leo Yarfitz                           Date: March 15, 1996
      Leo Yarfitz, Director

                        BANYAN HOTEL INVESTMENT FUND

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 14 (a) (1) and (2)                                     Pages

Report of Independent Auditors                                F-2

Consolidated Balance Sheets as of
   For the Years Ended December 31, 1995 and 1994             F-3

Consolidated Statements of Income and Expenses
   For the Years Ended December 31, 1995, 1994 and 1993       F-4

Consolidated Statements of Stockholder's Equity
   For the Years Ended December 31, 1995, 1994 and 1993   F-5 & 6

Consolidated Statements of Cash Flow for the Years
   Ended December 31, 1995, 1994 and 1993                 F-7 & 8

Notes to Consolidated Financial Statements            F-9 to F-14

                       Report of Independent Auditors

To the Stockholders of Banyan Hotel Investment Fund

We have audited the accompanying consolidated balance sheets of Banyan Hotel Investment Fund as of December 31, 1995 and 1994, and the related consolidated statements of income and expenses, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Hotel Investment Fund at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                          Ernst & Young LLP

New York, New York
April 4, 1996

                       BANYAN HOTEL INVESTMENT FUND
                        Consolidated Balance Sheets
                         December 31, 1995 and 1994

ASSETS                                      1995              1994
                                       -------------    --------------
   Cash and Cash Equivalents           $     736,897    $      275,161
   Investment Securities                     891,096         1,907,531
   Interest Receivable on Mortgage
     Receivable and Investment                 7,916            16,279
     Securities
   Mortgage Loans Receivable                 371,723                 -
   Prepaid Insurance                               -            40,091
   Other Assets                               10,343             1,641
                                        ------------     -------------

    Total Assets                        $  2,017,975     $   2,270,523
                                        ============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts Payable and Accrued        $      82,910     $     111,197
     Expenses
                                       -------------    --------------

Commitments and Contingencies                      -                 -

Stockholders' Equity
Shares of Common Stock $0.01 Par Value,
   20,000,000 Shares Authorized
   12,338,051 Shares Issued in 1995,     $87,477,847      $ 87,027,338
   10,290,285 in 1994
Accumulated Deficit                      (85,534,593)      (84,794,685)
Unrealized Losses on Investment                    -           (65,138)
   Securities
Treasury Stock, At Cost, for 32,757           (8,189)           (8,189)
    Shares of Common Stock

Total Stockholders' Equity               $ 1,935,065       $ 2,159,326

Total Liabilities and Stockholders'      $ 2,017,975       $ 2,270,523
  Equity

     The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN HOTEL INVESTMENT FUND
               Consolidated Statements of Income and Expenses
          For the Years Ended December 31, 1995 and 1994 and 1993

                                    1995          1994          1993
                                 ---------     ---------     ---------
INCOME
   Interest Income on Cash
     and Cash Equivalents        $ 20,097      $ 18,305       $ 85,931
   Interest Income on
     Investment Securities         98,616       120,298              -
   Interest Income on
     Mortgage Receivable            9,962             -              -
                                ---------     ---------       --------
     Total Income               $ 128,675     $ 138,603       $ 85,931
                                 ---------    ---------       --------

EXPENSES
   (Recovery of) Provision
      for Losses on Mortgage
      Loans, Notes and
      Interest Receivable       $(105,154)    $ (16,788)     $ (32,770)
                                ----------    ----------     ---------

OTHER EXPENSES
   Stockholder Expenses          $ 58,671      $ 76,620       $ 92,298
   Directors' Fees, Expenses      388,588       260,670        300,428
     and Insurance
   Other Professional Fees        138,940       122,444        127,098
   General and Administrative     348,554       172,188        230,287
                                ---------     ---------      ---------

      Total Other Expenses      $ 934,753     $ 631,922      $ 750,111
                                ---------     ---------      ---------

Recovery of Class Action
   Settlement Costs and
   Expenses                     $             $ (90,693)     $       -
                                --------      ----------      --------

TOTAL EXPENSES                  $ 829,599     $ 524,441      $ 717,341
                                ---------     ---------       ---------
Operating Loss                  $(700,924)    $(385,838)     $(631,410
Net (Loss) on Investment        $ (38,984)    $       -      $       -
  Securities
Gain on Disposition of Real
  Estate Held for Sale          $      -      $       -      $ 143,329
                                ----------    ----------      ---------
Net Loss                        $(739,908)    $(385,838)     $(488,081
                                ==========    ==========     =========

Net Loss Per Share of Common
  Stock (Based on Weighted
  Average Number of Shares
  Outstanding of 12,082,080
  in 1995 and 10,290,285 for
  1994 and 1993)                $   (0.06)     $  (0.04)      $  (0.05)
                                ==========     =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN HOTEL INVESTMENT FUND
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                                       Unrealized
                                                        Losses on
                        Shares of Common Stock         Investment
                          Shares        Amount         Securities

Stockholders'
Equity (Deficit)
December 31, 1992       10,355,799     $87,027,338           ---

Net Loss For The
Year Ended
December 31, 1993         ---             ---                ---
                       ----------     -----------        -----------

Stockholders'
Equity (Deficit)
December 31, 1993       10,355,799     $87,027,338         ---

Net Loss For The
Year Ended
December 31, 1994         ---             ---               ---

Market Adjustment
December 31, 1994        ---             ---             (65,138)
                      ------------     ------------     --------

Stockholders'
Equity (Deficit)
December 31, 1994      10,355,799      $87,027,338     $ (65,138)

Proceeds From
Issuance of
Common Stock            2,047,766          450,509          ---

Market Adjustment
December 31, 1995          ---            ---             65,138
                       -----------    -----------      ---------

Stockholders' Equity
(Deficit) Dec.31,1995  12,403,565      $87,477,847     $   -0-
                       ----------      -----------     ---------

                        BANYAN HOTEL INVESTMENT FUND
              Consolidated Statements of Stockholders' Equity
               For the Years Ended December 31, 1995 and 1994

                         Accumulated       Treasury
                            Deficit           Stock          Total
                       --------------  ----------------  -------------

Stockholders'
Equity (Deficit)
December 31, 1992     $ (83,920,766)  $      (8,189)    $ 3,098,383

Net Loss for the
Year Ended
December 31, 1993          (488,081)             -         (488,081)
                      --------------      ---------------- ---------

Stockholders'
Equity (Deficit)
December 31, 1993     $ (84,408,840    $     (8,189)    $ 2,610,302

Net Loss for the
Year Ended
December 31, 1994          (385,838)             -         (385,838)
                      -------------     -----------------  ---------

Market Adjustment
December 31, 1994              -            (65,138)           -
                      -------------      ------------   ------------

Stockholders'
Equity (Deficit)
December 31, 1994     $ (84,794,685    $     (8,189)    $ 2,159,326

Net Loss for the
Year Ended
December 31, 1995          (739,908                        (739,908)

Market Adjustment
December 31, 1995                 -               -          65,138

Proceeds From
Issuance                          -               -         450,509
Of Common Stock       --------------    ---------------     -------
                      $ (85,534,593      $   (8,189)    $ 1,935,065
                      =============      ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN HOTEL INVESTMENT FUND
                   Consolidated Statements of Cash Flows
          For the Years Ended December 31, 1995 and 1994 and 1993

                                       1995          1994           1993
                                       ----          ----           ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
NET LOSS                           $ (739,908)    $ (385,838)     (488,081)

Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
   (Recovery of) Provision for
     Losses on Mortgage Loans,
     Notes and Interest Receivable          -          4,939        (4,939)

   Loss on sale of Security            38,878
   Investment
     Amortization of Premium on
     Investment Securities                976          4,096             -

   Gain on Dispositions of Real
   Estate Held for Sale                     -              -      (143,329)

Net Change in:
  Interest Receivable on Cash
   and Cash Equivalents and             8,363         12,852        24,533
  Investment Securities
  Prepaid Insurance                    40,091         18,965        55,219
  Other Assets                         21,118        204,022       (11,163)
  Accounts Payable and Accrued        (28,287)       (50,907)     (134,438)
   Expenses                          ---------    -----------      --------

  Net Cash Used in Operating         (658,769)    $ (191,871)     (702,198)
  Activities
                                    ---------     ----------       --------

CASH FLOW FROM INVESTING
ACTIVITIES:
   Purchase of Investment            (891,000)    (2,126,765)            -
   Securities
   Proceeds from Sale and
   Maturity of Investment           1,932,719        150,000             -
   Securities
  Recovery from Investment in               -              -       506,695
  Partnership
  Investment in Mortgage             (375,000)             -             -

                        BANYAN HOTEL INVESTMENT FUND
          CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                        1995        1994         1993

Principal Collections
  on Mortgage Loans                     3,277         ---         ---

                                     --------      ---------    -------

Cash (Used in) Provided
 by Investing Activities             $669,996    $(1,976,765)  $506,695
                                     --------    ------------  --------

CASH FLOWS USED IN
 FINANCING ACTIVITIES:
Proceeds From The
 Issuance of Common Stock             450,509          ---       ---
                                      -------     ----------- ---------

Cash Used in Financing
 Activities                         $ 450,509          ---       ---
                                      -------     ------------ ---------

Net (Decrease) Increase
 in Cash and Cash Equivalents        $461,736    $(2,168,636) $(195,503)

Cash and Cash Equivalents
 at Beginning of Year                 275,161      2,443,797  2,639,300
                                      -------      ---------  ---------

Cash and Cash Equivalents
 at End of Year                      $736,897   $    275,161 $2,443,797
                                     ========   ============ ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN HOTEL INVESTMENT FUND
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

Banyan Hotel Investment Fund (the "Fund") was organized under the laws of the State of Massachusetts, pursuant to a Declaration of Trust filed March 19, 1985, and subsequently reorganized as a Delaware Corporation on March 13, 1987. The Fund's primary purpose is to invest in mortgage loans.

The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

B.  INCOME TAXES

For the years ended December 31, 1994 and 1993, the Fund was treated as a real estate investment trust ("REIT") under internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to stockholders and meet asset and income tests as well as certain other requirements. During 1995, the Fund elected to discontinue its "REIT" status effective for the year ended December 31, 1995. As a result of this election the Fund will be taxed as a C-Corp. for federal and state tax purposes and could be subject to a corporate level federal and state tax.

Effective January 1, 1995 in connection with the Company's election mentioned above, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The adoption of SFAS No. 109 did not have a material effect on the Financial Statements of the Company. Under SFAS No. 109 deferred tax assets and liabilities are determined based on the difference between the Financial Statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that would be in effect when the differences are expected to reverse.

C.  INCOME (LOSS) PER SHARE

For 1994 and 1993, earnings per share was calculated using 10,920,285 weighted average shares outstanding during the years. For 1995 earnings per share was calculated based on 12,082,080 weighted average shares outstanding.

D.  CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents.

                        BANYAN HOTEL INVESTMENT FUND
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.  INVESTMENT SECURITIES

Effective January 1, 1994, the fund adopted the provisions of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly,
Investment Securities are classified as available for sale and carried at fair value, as determined by quoted market prices, with unrealized gains and losses reflected in the Statement of Shareholder Equity. Realized gains and losses are determined on a specific identification basis. The carrying value of investment securities is adjusted for amortization of premiums and discounts using a level yield method.

F.  USE OF ESTIMATES

The preparation of Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ from those estimates.

2.  INVESTMENT SECURITIES

The Fund's investment securities portfolio at December 31, 1995 is as follows:

                     Approximate Amortized   Approximate Estimated
                     Cost Net of Principal      Market Value at
                       Paydowns Received       December 31, 1995
                       December 31, 1995
                     ---------------------    -------------------

Title of Each Issue
 and Name of Issuer

Federal National
Mortgage Assn. (1)          $891,000                $891,000
7.25% 5/25/22            ===============         ===============


(1) The Guaranteed REMIC Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The expected maturity of these investment securities, under the market conditions as of the fourth quarter of 1995 is expected to be from February 25, 2005 to February 25, 2011. These exceptions may change as interest rates on mortgage loans change.

                        BANYAN HOTEL INVESTMENT FUND
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   MORTGAGE LOANS RECEIVABLE

OMNI PARK CENTRE

     On June 17, 1987, the Fund issued a $5,154,600 third mortgage loan to Park Centre Associates (the "Borrower") which was collateralized by the Omni Park Hotel (the "Property")located in New York, New York. On July 19, 1991 the Fund was served with a summons in a mortgage foreclosure action filed by Sheraton Holding Inc. ("Sheraton") in the Superior Court of New York, New York. Sheraton sought to foreclose on its $54,000,000 first mortgage collateralized by the property. The Sheraton foreclosure action was based on monetary defaults by the Borrower. On September 30, 1991 the Fund filed a counterclaim to the Sheraton foreclosure action.
In addition, the second mortgage on the property in the amount of approxi-mately $5,600,000 is also in default and the holder of the mortgage has filed a counterclaim to the foreclosure with the court. On June 12, 1992, the Borrower filed for protection under the U.S. Bankruptcy Code. On June 30, 1992, an order was entered in the Bankruptcy Court between the Fund, Sheraton, the second mortgage holder and the Borrower authorizing and restricting the use of cash collateral by the Borrower. During 1992, the Fund recorded a provision for losses for the remaining carrying balance of the loan ($2,606,600) which is considered in substantive foreclosure.

     During the third quarter of 1995, the Fund assigned its interest in this loan for $75,000. Inasmuch as the entire loan had previously been written off, this receipt is reflected as income on the accompanying financial statements.

     On October 10, 1995, the Fund made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan calls for interest at 12% per annum with monthly payments based on a ten (10) year amortization schedule and a balloon payment of the total balance in five (5) years. The carrying amount of the mortgage loan approximates the fair value.

4.    INVESTMENT IN PARTNERSHIP

     In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% interest in the partnership which owns the Santa Barbara Biltmore Resort. The 50% limited partnership interest in the Santa barabara Biltmore Partnership was recorded by the Fund at its estimated fair value of $5,769,000 and was accounted for on the equity method. This method resulted in the Fund recognizing a loss of $3,749,581 for the year ended December 31, 1992. The 1992 amount included an additional loss of $861,691 to reduce the investment's carrying value to $506,695, representing the amount due to the Fund from certain funds held in escrow. The $506,695 was received by the Fund on February 3, 1993 and was recorded by the Fund as a reduction in the investment carrying value. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1995, 1994 and 1993 since the carrying value of the partnership interest was reduced to zero as of December, 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

                        BANYAN HOTEL INVESTMENT FUND
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  TRANSACTIONS WITH AFFILIATES

Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Fund to Banyan Management Corp.("BMC"). Effective January t, 1993, these costs are charged to each Banyan Fund based upon actual number of hours spent by BMC personnel on matters related to that Fund. The Fund's costs for the years ended December 31, 1995, 1994 and 1993 were $83,855, $96,917 and $119,404 respectively. The 1995 total included a $46,354 termination fee. Subsequent to February 15, 1995 some administrative services were performed by Oak Realty Group, Inc. , for which they were paid $20,741. Oak Realty Group, Inc., is an Illinois Corporation owned 100% by the Fund's former president.

Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly (see
Note 10), as one of its administrative services, BMC served as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintained a bank account on behalf of the Fund. At December 31, 1994, the Fund had a net receivable from BMC of $4,239.

Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $21,500 during 1995. The lease expires July 31, 1996 and the Fund's future minimum rental payments are $14,340.

During 1995, the Fund reimbursed an affiliated company $19,330 for Health insurance premiums paid on behalf of the Fund.

During 1995 in connection with the change in control the Fund purchased for the prior Directors a Directors and Officers Liability Insurance Policy. The policy cost approximately $305,000 was charged to expense in 1995.

6.  INVESTMENT IN LIQUIDATING TRUST

On November 18, 1993, in final settlement of guarantees of VMS Realty partners of loans made by the Fund in prior years,. the Fund received a cash distribution of $27,831 and an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31,1993, the Fund valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1995 and 1994, the Fund recorded $30,154 and $16,788, respectively, on its Statement of income and Expenses as a recovery of the Provision for losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $30,154 net recovery recorded in 1995 includes the $48,246 distribution received net of an estimated $18,092 due to the Class Action Settlement Fund representing the fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

7.  TREASURY STOCK

On January 16, 1992, the Fund acquired 32,757 shares of its common stock which was previously held by VMS Realty Partners for $8,189.

                             BANYAN HOTEL INVESTMENT FUND
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   RECOVERY OF CLASS ACTION SETTLEMENT COSTS AND EXPENSES

     On January 25, 1994, the Fund received net proceeds of $90,693 relating to a recovery of payments previously made into an escrow established as part of the 1992 class action settlement of the VMS Securities litigation. The escrow was established to provide the directors of the Fund with cash to fund the cost of any litigation in which they might be named as defendants post settlement of the class action.
Subsequently, the directors released the proceeds from the escrow, and the Fund purchased an insurance policy to cover the directors.

9.   OTHER ASSETS AND GAIN ON DISPOSITION OF REAL ESTATE

     Effective December 20, 1993, the Fund and the unaffiliated third party which purchased the Silver Sands Motel property from the Fund in October, 1991 ("the Buyer") jointly agreed to terminate an escrow established at the time of the sale to be used in connection with monitoring various environmental issues at the property. In anticipation of the final approval regarding the environmental issues by local authorities, the Fund and the Buyer determined that the necesssary work was substantially complete and the escrow, which originally contained $327,000, was no longer required. After deducting the cost of the environmental work performed, the remaining balance of the escrow account was approximately $193,000 which has been classified by the Fund as an other asset. On January 10, 1994, the Fund paid the Buyer $50,000, representing the final settlement of the escrow. For the year ended December 31, 1993, the Fund recorded a gain in disposition of real estate of $143,329 representing the amount of its recovery from the escrow.

10. INCOME TAXES

          At December 31, 1995 the Fund had a net operating loss carry forward of approximately $79,969,600 which expires between the years 2005 and 2009.

     A summary of the components of deferred taxes is as follows:

                                                     1995
                                                     ----
           Deferred Tax Asset
           Non Current:
           Net Operating Loss Carry Forward       $31,987,840
           Valuation Allowance                    (31,987,840)
                                                ---------------

                                                      -0-
                                                ===============

                        BANYAN HOTEL INVESTMENT FUND
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.   SUBSEQUENT EVENTS

     The Fund does not, at present, satisfy certain American Stock Exchange ("AMEX") criteria for continued listing of its stock on the Exchange. On February 7, 1996, the Fund was notified by the AMEX that its stock would be delisted by March 29, 1996, unless it completes a "satisfactory acquisition" by that date. On April 1, 1996, the Fund notified the AMEX that it would appeal the delisting. Management hopes to maintain the listing be either prevailing in the appeal, or completing a "satisfactory acquisition" prior to the determination of the appeal. There can be no assurances, however, that listing will be continued. Mr. Polly has indicated that he has no present intention of taking the Fund private, but a one for five reverse stock split, subject to shareholder approval, is being considered.

     On February 13, 1996, the Fund made a first mortgage loan in the amount of $150,000 which is secured by a commercial property in New York City. The loan represents less than 17% of the appraised value of the property, bears interest at the rate of 10% per annum and calls for monthly payments on a five year self-liquidating basis.

     On February 29, 1996, the Fund made a first mortgage loan in the approximate amount of $106,000 which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Mr. Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five (5) years.