Form 10QSB
period 1996-03-31
BANYAN HOTEL INVESTMENT FUND
filed 1996-05-15
CIK 764897

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-QSB

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.       Yes    X.     No     .

Shares of Common Stock outstanding as of May 1, 1996: 12,403,565

Transitional Small Business Disclosure Format Yes    . No  X  .

                          PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                          BANYAN HOTEL INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (UNAUDITED)

                                            1996                      1995

ASSETS
Cash and Cash Equivalents             $    488,377               $    736,897
Investment Securities                      856,125                    891,096
Interest Receivable on
 Cash and Cash
 Equivalents, Mortgages and
 Investment Securities                       9,483                      7,916
Mortgage Loans, Receivable                 620,936                    371,723
Prepaid Insurance                            1,562                        ---
Other Assets                                 4,096                     10,343
                                        ----------                 ----------
Total Assets                           $ 1,980,579                $ 2,017,975
                                       ===========                ===========


LIABILITIES AND
    STOCKHOLDERS' EQUITY

Liabilities
 Accounts Payable and
 Accrued Expense                      $     90,244               $     82,910
                                      ============               ============

Stockholders' Equity
Shares of Common Stock
 $0.01 Par Value,
 20,000,000 Shares
 Authorized, 12,403,565
 Shares Issued                         $87,477,847                $87,477,847

Accumulated Deficit                    (85,544,269)               (85,534,593)
Unrealized Losses on
 Investment Securities                     (35,054)                      ---
Treasury Stock, At Cost,
 for 32,757 Shares of
 Common Stock                              ( 8,189)                    (8,189)
                                       ------------                ------------

Total Stockholders'
 Equity                                 $ 1,890,335               $ 1,935,065
                                       ------------               ------------

                          BANYAN HOTEL INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1996 AND DECEMBER 31, 1995 (CONTINUED)
                                   (UNAUDITED)

                                               1996                   1995

     Total Liabilities and
      Stockholders' Equity               $ 1,980,579             $ 2,017,975
                                         ===========             ===========

Book Value Per Share of
 12,403,565                            $       0.16             $       0.16
                                         ===========             ===========



The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           FOR THE THREE MONTHS ENDED
                             MARCH 31,1996 AND 1995

                                                  1996                   1995

INCOME
Interest Income on Cash
 and Cash Equivalents                          $  6,342               $ 3,858
Interest Income on
 Investment Securities                           16,396                21,096
Interest Income on
 Mortgages Receivable                            13,820                   ---
                                               --------               --------
Total Income                                   $ 36,558               $ 24,954
                                               --------               --------

EXPENSES

Stockholder Expenses                             5,749                  46,647
Directors' Fees, Expenses
 and Insurance                                   ---                    59,976
Other Professional Fees                          2,547                  53,724
General and Administrative                      37,938                 212,678
Recovery of Losses on
 Mortgage Loans, Notes,
 Interest Receivable and
 Class Action Settlement
 Costs and Expenses                              ---                   (29,582)
                                               --------               --------

TOTAL EXPENSES                                $ 46,234               $ 343,443
                                               --------               --------

Net Loss                                      $ (9,676)              $(318,489)
                                               ========               ========

Net Loss Per Share of
 Common Stock (Based
 on Weighted Average
 Number of Shares Out-
 standing of 12,403,565
 and 11,346,925
 respectively)                               $    0.00              $   (0.03)
                                               ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH, 31, 1996
                                   (UNAUDITED)

                                                                     Unrealized
                                                                      Losses on
                                                                     Investment
                             Shares of Common Stock                  Securities

                             Shares             Amount

Stockholders'
Equity (Deficit)
December 31, 1995              12,403,565     $87,477,847         $    ---

Net Loss                          ---            ---                   ---

Market Adjustment
March 31, 1996                    ---            ---                 (35,054)
                               ----------     -----------           ---------

Stockholders'
Equity (Deficit)
March 31, 1996                 12,403,565     $87,477,847           $(35,054)
                               ==========     ===========           ========

                          BANYAN HOTEL INVESTMENT FUND
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 (CONTINUED)
                                   (UNAUDITED)

                                 Accumulated       Treasury
                                   Deficit           Stock           Total

Stockholders'
Equity (Deficit)
December 31, 1995              $(85,534,593)      $ (8,189)          $1,935,065

Net Loss                             (9,676)          ---                (9,676)

Market Adjustment                    ---              ---
March 31, 1996                                                          (35,054)
                               -------------      ---------          ----------

Stockholders'
Equity (Deficit)
March 31, 1996                 $(85,544,269)      $ (8,189)          $1,890,335
                               ============       ========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                  1996                1995

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                   $   (9,676)              $ (318,489)

Adjustment to
  Reconcile Net Loss
  to Net Cash (Used in)
  Provided by Operating
  Activities:
Amortization of Pre-
  mium or discount on
  Investment Securities                           (83)                     429

Net Change in:
  Interest Receivable
  on Cash and Cash
  Equivalents and
  Investment Securities                        (1,567)                   6,432
Prepaid Insurance                              (1,562)                (288,283)

Other Assets                                    6,247                   17,365

Accounts Payable and
  Accrued Expenses                              7,334                      983
                                           ----------               -----------

Net Cash (Used in)
  Provided by Operating
  Activities                               $      693               $ (581,563)
                                           ----------               -----------

CASH FLOW FROM INVESTMENT ACTIVITIES:

Investment in Mortgages                     $ 249,213

Proceeds from Sale of
  Investment Securities                         ---                    355,539
                                           ----------                ----------

Net Cash Provided by
  (Used in) Investment
  Activities                               $(249,213)                $ 355,539
                                           ----------                ----------

                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (CONTINUED)
                                   (UNAUDITED)

                                                   1996              1995

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Proceeds from the
 Issuance of Common
 Stock                                           ---                $ 450,509
                                              ----------            ---------

Net Increase (Decrease)
 in Cash and Cash
 Equivalents                                  $(248,520)            $ 224,485

Cash and Cash Equivalents
 at Beginning of Period                         736,897               275,161
                                              ----------            ---------

Cash and Cash Equivalents
 at End of Period                             $ 488,377             $ 499,646
                                              ==========            =========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

    Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1995, which are included in the Fund's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.    FINANCIAL STATEMENT PRESENTATION

    The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.

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

3.    TRANSACTIONS WITH AFFILIATES

    Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly, administrative costs, primarily salaries and general and administrative expenses, were reimbursed by the Fund to Banyan Management Corp. ("BMC").
These costs were charged to the Fund and certain other entities for which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to those entities. The Fund's

                          BANYAN HOTEL INVESTMENT FUND
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

3.    TRANSACTIONS WITH AFFILIATES (CONTINUED)

reimbursement to BMC for the expenses during the three months ended March 31, 1995 totalled $83,855, representing the Fund's portion of BMC costs from January 1, 1995 through February 15, 1995, which included a one-time termination fee of $46,354 paid pursuant to the terms of an Administrative Services Agreement between the Fund and BMC. Subsequent to February 15, 1995, some administrative services were performed by Oak Realty Group, Inc., for which they were paid $20,741. Oak Realty Group, Inc. is an Illinois Corporation owned by the Fund's former president.

    Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $21,500 during 1995 and $7,027 during the first quarter of 1996. The lease expires July 31, 1996.

    During 1995, the Fund reimbursed an affiliated company $19,330 for Health insurance premiums paid on behalf of the Fund. During the first quarter of 1996 this reimbursement amounted to $4,685.

    During 1995 in connection with the change in control the Fund purchased for the prior Directors a Directors and Officers Liability Insurance Policy. The policy cost approximately $305,000 was charged to expense in 1995.

4.    MORTGAGE LOANS RECEIVABLE

OMNI PARK CENTRE

    On June 17, 1987, the Fund issued a $5,154,600 third mortgage loan to Park Centre Associates (the "Borrower") which was collateralized by the Omni Park Hotel (the "Property") located in New York, New York. On July 19, 1991 the Fund was served with a summons in a mortgage foreclosure action filed by Sheraton Holding Inc. ("Sheraton") in the Superior Court of New York, New York. Sheraton sought to foreclose on its $54,000,000 first mortgage collateralized by the Property. The Sheraton foreclosure action was based on monetary defaults by the Borrower. On September 30, 1991 the Fund filed a counterclaim to the Sheraton foreclosure action. In addition, the second mortgage on the property in the amount of approximately $5,600,000 is also in default and the holder of the mortgage has filed a counterclaim to the foreclosure with the court. On June 12, 1992, the Borrower filed for protection under the U.S. Bankruptcy Code. On June 10, 1992, an order was entered in the Bankruptcy Court between the Fund, Sheraton, the second mortgage holder and the borrower authorizing and restricting the use of cash collateral by the Borrower. During 1992, the Fund recorded a provision for losses for the remaining carrying balance of the loan. During the third quarter of 1995 the Fund assigned its interest in the loan for $75,000. Inasmuch as the entire loan had previously been written off this receipt was reflected as income when received.

                          BANYAN HOTEL INVESTMENT FUND
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

4.    MORTGAGE LOANS RECEIVABLE (CONTINUED)

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

    On February 29, 1996, the Fund made a first mortgage loan in the approximate amount of $106,000 which is secured by an industrial property in Lake Worth, Florida. The property securing the property is controlled by Mr. Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five (5) years.

5.     INVESTMENT IN PARTNERSHIP

    In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1996 and 1995 since the carrying value of the partnership interest was reduced to zero as of December, 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

                          BANYAN HOTEL INVESTMENT FUND
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

6.     INVESTMENT SECURITIES

       The Fund's investment securities portfolio at March 31, 1996 is as follows:
                                 Amortized Cost
                                      Net of
                                      Principal             Estimated
                                      Paydowns              Market Value
       Title of Each Issue            Received              at Mar. 31,
       and Name of Issuer          Mar. 31, 1996            1996 (2)

       Federal National
       Mortgage Assn.       (1)
       7.25%, 3/1/93 -
       5/25/22                        $ 891,179             $ 856,125
                                      ---------             ---------

                                      $ 891,179             $ 856,125
                                      =========             =========

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

(2) The Fund has recorded a market adjustment of $35,054 representing unrealized losses on its investment securities based on current market values at March 31, 1996.

7. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION COSTS AND EXPENSES

    On November 18, 1993, in final settlement of guarantees of VMS Realty partners of loans made by the Fund in prior years, the Fund received a cash distribution of $27,831 and an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31, 1993, the Fund valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1995, the Fund recorded $30,154 on its Statement of Income and Expenses as a recovery of the Provision for losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $30,154 net recovery recorded in 1995 includes the $48,246 distribution received net of an estimated $18,092 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

    On January 28, 1992, the Board of Directors of the Fund authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Fund liquidating its assets and distributing the proceeds to its stockholders. The Fund estimated that its liquidation value was between $.15 and $.20 per share. After the adoption of the Plan, Management of the Fund completed the workout or liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater stockholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Fund and its stockholders because it allowed every stockholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Fund to execute and deliver a non-binding letter of intent to Mr. Harvey Polly.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


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

    The Fund does not, at present, satisfy certain American Stock Exchange ("AMEX") criteria for continued listing of its stock on the Exchange. On February 7, 1996 the Fund was notified by the AMEX that its stock would be delisted in March 1996, unless it completes a "satisfactory acquisition" by that date. On April 1, 1996, the Fund notified the AMEX that it would appeal the delisting. Management hopes to maintain the listing by either prevailing in the appeal, or completing a "satisfactory acquisition" prior to the determination of the appeal. There can be no assurances, however, that listing will be continued. Mr. Polly has indicated that he has no present intention of taking the Fund private, but a one for five reverse stock split, subject to shareholder approval, is being considered.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at March 31,1996 and December 31, 1995 was $488,377 and $736,897 respectively. This decrease in cash and cash equivalents is due primarily to the investment of approximately $256,000 in mortgages. At March 31, 1996 and December 31, 1995, the Fund also held investment securities during the quarter with a carrying value of $856,125 and $891,096, respectively.

    At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

    As of March 31, 1996, the Fund's mortgage loan portfolio consisted of three loans, as detailed in Note 4.

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

    The Fund's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Fund; (ii) interest earned from the investment of cash and cash equivalents, investment securities and mortgages; (iii)the Fund's ability to control its operating expenses; and
(iv) possible recoveries from the Santa Barbara Biltmore Hotel, the Omni Park loan and the liquidating trust, if any.

RESULTS OF OPERATIONS

    Total income for the three months ended March 31, 1996 and 1995 was $36,558 and $24,954 respectively. The increase in total income for the quarter ended March 31, 1996 when compared to the same period in 1995 is due primarily to approximately $13,820 interest earned on mortgage investments.

    Operating expenses for the three months ended March 31, 1996 decreased substantially when compared to the same period in 1995 as a result of substantial decreases in all expense categories. It should be noted that the 1995 period included costs associated with the change in control.

ITEM 2.

    As discussed above, during the first quarter of 1995, the Fund recorded a net recovery of losses on loans, notes and interest receivable of $29,582 as a result of cash received related to its interest in a liquidating trust established for the benefit of unsecured creditors of VMS Realty Partners.

    The above changes for the three months ended March 31, 1996, when compared to the same period in 1995, resulted in a decrease in the net loss to $9,676 ($0.00 per share) from $318,489 ($0.03 per share).

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

BANYAN HOTEL INVESTMENT FUND

By:    /s/Harvey Polly                                      Date: May 3 , 1996
       Harvey Polly, Director, President
       and Chief Executive Officer

By:    /s/Morton I. Kalb                                    Date: May 3 , 1996
       Morton I. Kalb, Director, Vice Pres.
       and Chief Financial Officer