Form 10QSB
period 1996-06-30
BANYAN HOTEL INVESTMENT FUND
filed 1996-08-07
CIK 764897

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    Form 10 - QSB

     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1996

                    or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days Yes X . No .

     Shares of common stock outstanding as of July 23, 1996,    12,403,565

     Transitional Small Business Disclosure Format. Yes    . No X .

                             PART I FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                        BANYAN HOTEL INVESTMENT FUND
                                 BALANCE SHEETS
                        June 30, 1996 and December 31,1995
                                 (Unaudited)
                                                    1996            1995
                                                    ----            ----

     ASSETS
     Cash and Cash Equivalents                   $ 448,129       $ 736,897
     Investment Securities                         835,875         891,096
     Interest Receivable on Cash
      and Cash Equivalents, Investment
      Securities and Mortgages                       9,094           7,916
     Mortgages Receivable                          609,836         371,723
     Prepaid Insurance & Expenses                    9,617             ---
     Other Assets                                    8,533          10,343
                                               ----------------------------

     Total Assets                               $1,921,084      $2,017,975
                                               ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities
      Accounts Payable and Accrued
      Expenses                                 $    64,887     $    82,910
     Commitments and Contingencies ......           ---             ---
                                               ----------------------------
     Stockholders' Equity
     Shares of Common Stock. $0.01
      Par Value, 20,000,000 shares
      Authorized, 12,403,565 shares
      Issued                                    87,477,847     $87,477,847
     Accumulated Deficit                       (85,558,073)    (85,534,593)
     Treasury Stock, at Cost, for 32,757
      Shares of Common Stock                        (8,189)         (8,189)
     Unrealized loss on Investment Sec.            (55,388)         ---
                                               ----------------------------

     Total Stockholders' Equity                 $1,856,197      $1,935,605
                                               -----------      -----------
     Total Liabilities & Stockholders'
        Equity                                  $1,921,084      $2,017,975
                                               -----------      -----------
                                               -----------      -----------
     Book Value per Share of Common Stock
     (12,403,565 shares outstanding              $    0.15       $    0.16
                                               ----------------------------
                                               ----------------------------

     The accompanying notes are an integral part of the financial statements

                             BANYAN HOTEL INVESTMENT FUND
                          STATEMENTS OF INCOME AND EXPENSES
                    FOR THE SIX MONTHS ENDED JUNE 30,1996 and 1995
                                     (UNAUDITED)

                                                      1996            1995

     INCOME

     Interest Income on Cash and Cash
     Equivalents                                 $  10,953           9,121

     Interest Income on Mortgages Receivable        31,018             ---
     Interest Income on Investment Securities       32,792          45,876
                                                 ----------    ------------

     Total Income                                $  74,763     $    54,997
                                                 ----------    ------------

     EXPENSES
     Stockholder Expenses                        $  10,740     $    49,732

     Directors' Fees, Expenses and
     Insurance                                         ---          78,968

     Other Professional Fees                         3,716          73,096

     General and Administrative                     86,456         256,593
                                                 ----------    ------------

     Total Other Expenses                        $ 100,912     $   458,389

     (Recovery of) Class Action
     Settlement Costs and Expenses                  (2,669)        (29,582)
                                                 ----------    ------------

     Total Expenses                              $  98,243     $   428,807
                                                 ----------    ------------

     Net Income (Loss)                           $ (23,480)    $  (373,810)
                                                 ----------    ------------
                                                 ----------    ------------

     Net Income (Loss) Per Share of
     Common Stock (Based on Shares
     Outstanding of 12,403,565                   $   (0.00)        $ (0.03)
                                                 ----------    ------------
                                                 ----------    ------------

     The accompanying notes are an integral part of the Financial Statements.











                             BANYAN HOTEL INVESTMENT FUND
                          STATEMENTS OF INCOME AND EXPENSES
                   FOR THE THREE MONTHS ENDED JUNE 30,1996 and 1995


                                                      1996            1995

     INCOME
     Interest Income on Cash and
      Cash Equivalents                            $  4,611         $ 5,263

     Interest Income on Mortgages Receivable        17,198             ---

     Interest Income on Investment
      Securities                                    16,396          24,780
                                                  --------     ------------

     Total Income                                 $ 38,205        $ 30,043
                                                  --------     ------------


     EXPENSES

     Stockholders' Expenses                          4,991           3,085

     Directors' Fees, Expenses
     and Insurance                                     ---          18,992

     Other Professional Fees                         1,169          19,372

     General and Administrative                     48,518          43,915
                                                  --------     ------------

     Total Other Expenses                         $ 54,678        $ 85,364

     (Recovery of) Class Action Settlement

     Costs and Expenses                             (2,669)            ---
                                                  --------     ------------


     Total Expenses                               $ 52,009        $ 85,364
                                                  --------     ------------

     Net Income (Loss)                            $(13,804)       $(55,321)
                                                  --------     ------------
                                                  --------     ------------


     Net Income (Loss) Per Share
     of Common Stock Based on
     12,403,565 Shares Outstanding                $   0.00          $ 0.00
                                                  --------     ------------
                                                  --------     ------------


     The accompanying notes are an integral part of the financial statements.



                                                        BANYAN HOTEL INVESTMENT FUND
                                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                                 (Unaudited)

                                 Common Stock     Accumulated                Treasury      Unrealized       Total
                              Shares         Amount         Deficit            Stock           Loss
                             ----------------------------------------------------------------------------------------
     Stockholders' Equity
     (Deficit) Dec.31,1995    12,403,565     $87,477,847    $(85,534,593)    $(8,189)          -0-        $1,935,065

     Net Loss                     --              --        $   ( 23,480)        --            --         $ ( 23,480)

     Market Adjustment
      June 30, 1996               --              --               --            --        $(55,388)      $ ( 55,388)

                             ----------------------------------------------------------------------------------------

                              12,403,565     $87,477,847    $(85,558,073)    $(8,189)      $(55,388)      $1,856,197
                             ----------------------------------------------------------------------------------------
                             ----------------------------------------------------------------------------------------

         The Accompanying notes are an integral part of the financial statements




                            BANYAN HOTEL INVESTMENT FUND
                               STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30,1996 and 1995
                                     (UNAUDITED)

                                                     1996        1995

     CASH FLOWS FROM OPERATING ACTIVITIES:

     NET INCOME (LOSS)                           $ (23,480)    $ (373,810)

     Adjustments to Reconcile Net Income
          (Loss) to Net Cash Provided by
          (Used in) Operating Activities:

     Amortization of Premium or Discount
      on Investment Securities                        (166)           793

     Net Change In:
     Interest Receivable on Cash
     and Cash Equivalents and
     Investment Securities                          (1,178)         7,862

     Prepaid Insurance and Expenses                 (9,618)      (281,524)

     Other Assets                                    1,810         27,365

     Accounts Payable and
      Accrued Expenses                             (18,023)       (44,542)
                                                -----------    -----------

     Net Cash Used in Operating Activities       $ (50,655)    $ (663,856)

     CASH FLOWS FROM INVESTING ACTIVITIES:

       Investment in Mortgages - Net of
       Amortization Received                     $(238,113)    $   ---

       Proceeds from or Sale of
       Investment Securities                        ---           355,539
                                                -----------    -----------

                                                 $(288,768)    $ (308,317)

     CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Issuance of
     Common Stock                                   ---           450,509
                                                -----------    -----------
     Net (Decrease) Increase in Cash
     and Cash Equivalents                        $(288,768)     $ 142,192
     Cash and Cash Equivalents at
     Beginning of Period                           736,897        275,161
                                                -----------    -----------
     Cash and Cash Equivalents at End
     of Period                                   $ 448,129      $ 417,353
                                                -----------    -----------
                                                -----------    -----------
     The accompanying notes are an integral part of the financial statements

                            BANYAN HOTEL INVESTMENT FUND
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)

         Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

     !.     FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of June 30, 1996 and for the three months ended June 30, 1996 and 1995. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the fund unless otherwise indicated.

     2.     CHANGE IN CONTROL

         On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly per the terms of a purchase agreement. A tender offer conducted by Mr. Polly, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the purchase agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired through the tender offer and the shares purchased directly from the Fund, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the purchase agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares or approximately 27% of the Fund's outstanding voting shares of common stock.

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



                            BANYAN HOTEL INVESTMENT FUND
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)

     3.      TRANSACTIONS WITH AFFILIATES (CONTINUED)

     reimbursement to BMC for the expenses during the three months ended March 31, 1995 totaled $83,674, representing the Fund's portion of BMC costs from January 1, 1995 through February 15, 1995, which included a one-time termination fee of $46,354 paid pursuant to the terms of an Administrative Services Agreement between the Fund and BMC. During the second quarter of 1995, the Fund paid $181 to BMC and $4,647 to Oak Realty Group, Inc., for administrative costs during the management transition.

     4.     MORTGAGE LOANS RECEIVABLE

         On October 10, 1995, the Fund made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan calls for interest of 12% per annum with monthly payments based on a ten (10) year amortization schedule and a balloon payment of the total balance in five (5) years.

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

         The carrying amount of the above three mortgage loans approximates their fair values.




                            BANYAN HOTEL INVESTMENT FUND
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)

     5-     INVESTMENT IN PARTNERSHIP

         In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1996 and 1995 since the carrying value of the partnerhsip interest was reduced to zero as of December, 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

     6.     INVESTMENT SECURITIES

            The Fund's investment securities portfolio at June 30, 1996 is as follows:

                                   Amortized Cost
                                     Net of
                                   Principal           Estimated
                                   Paydowns           Market Value
     Title of Each Issue           Received           at June 30,
     and Name of Issuer          June 30, 1996         1996, (2)

     Federal National
     Mortgage Assn. (1)
     7.25%,- 3/1/93-5/25/22       $ 891,263            $ 835,875
                                  ---------            ---------

                                  $ 891,263            $ 835,875
                                  ---------            ---------
                                  ---------            ---------

      (1) The Guaranteed Remic Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the re-payments of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The stated maturity of these investment securities, under the market conditions of the second quarter of 1996, is expected to be from February 25, 2005 to February 25, 2011. These expectations may change as interest rates on mortgage loans change.

      (2) The Fund has recorded a market adjustment of $55,388 representing unrealized losses on its investment securities based on current market values at June 30, 1996.



                            BANYAN HOTEL INVESTMENT FUND
                            NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1996
                                   (UNAUDITED)

     7. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES

         During the first six months of 1996 and 1995, the Fund received cash distributions of $4,270 and $47,331 related to its interest in a liquidating trust established for the benefit of the previously un-secured creditors of VMS Realty Partners and its affiliates ("VMS"). For the periods ended June 30, 1996 and 1995, the Fund recorded recoveries of $2,669 and $29,582 of losses on mortgage loans, notes and interest receviable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $2,669 net recovery recorded in 1996 represents the $4,270 distribution received net of an estimated $1,601 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. The $29,582 net recovery recorded in 1995 represents the $47,331 distribution received net of an estimated $17,749 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. At June 30, 1996, the Fund has a total liability to the Class Action Settlement of $32,730.









     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     GENERAL

         Banyan Hotel Investment Fund (the "Fund"), was formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS"), secured by hotel and resort properties. The Fund has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable. As a result of these defaults, the Fund suspended distributions to shareholders.

         In early 1990, the Fund implemented a business plan focused on preservation of its assets and managing its properties acquired through foreclosure until they could be disposed of in an orderly manner (the "Principal Recovery Plan").

         On January 28, 1992, the Board of Directors of the Fund authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Fund liquidating its assets and distributing the proceeds to its stockholders. The Fund estimated that its liquidation value was between $.15 and $.20 per share. After the adoption of the Plan, Management of the Fund completed the workout of liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater stockholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Fund and its stockholders because it allowed every stockholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Fund to execute and deliver a non-binding letter of intent with Mr. Harvey Polly.

         On August 3, 1994 the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Fund of "run-off" directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard C. Levine and payment of the severence compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

         On February 15, 1995, a change in control of the fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly per the terms of the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on


     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 (CONTINUED)

     January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired pursuant to the tender offer and the shares purchased directly from the Fund, not less than 3,335,000 shares and not more than 40% of the shares of common stock of the Fund after giving effect to the shares issued in connection with the Purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

         Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current directors and officers. Accordingly, all of the then current directors and officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the directors and officers of the Fund, no further arrangements or understandings existed among the Fund and its officers and directors.
     On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Execu-tive Officer. Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assist-ant Secretary. Effective February 15, 1995, the address of the Fund's principal executive office is One Penn Plaza,Suite 1531,New York, NY 10119.

     LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1996 and December 31, 1995 was $448,129 and $736,897, respectively. This decrease in cash and cash equivalents is due primarily to the investment of approximately $238,113 in mortgage investments. At June 30, 1996 and December 31, 1995, the Fund also held investment securities with a carrying value of $835,875 and $891,096, respectively. The decrease in investment securities is due primarily to the unrealized loss on investment securities, which is reflected in the accompanying statements.

         At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.



     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
               (CONTINUED)

         AS Of December 31, 1995, the Fund's mortgage loan portfolio consisted of one loan, for which the Fund has recorded a provision for losses on the loan representing its full carrying balance. During the third quarter of 1995, the Fund received $75,000 for assignment of its interest in this mortgage.

         As of June 30, 1996, the Fund had an investment of $609,836 (net of principal payments received) in three mortgages. These mortgage loans are more fully described in Item 4, on Page 8 of this report.

         On June 26, 1996, the Fund received a cash distribution of $4,270 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS. For the quarter ended June 30, 1996, the Fund recorded a $2,669 recovery of the provision for loan losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $2,669 net recovery recorded in 1996 represents the $4,270 distribution received net of an estimated $1,601 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation.

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

         The Fund's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Fund; (ii) interest earned from the investment of cash and cash equivalents and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel, and the liquidating trust, if any.

     RESULTS OF OPERATIONS

         Total income for the six months ended June 30, 1996 and 1995 was $74,763 and $54,997 respectively. The increase in total income for the six months ended June 30, 1996 when compared to the same period in 1995 is due primarily to approximately $31,000 of interest earned on mortgage investments; less approximately $11,000 in lower earnings on cash and investment securities.





     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
               (CONTINUED)

         Operating expenses for the six months ended June 30, 1996 decreased substantially when compared to the same period in 1995. This substantial decrease is the result of reductions in all areas of operating expenses, and the elimination of all Directors' fees and expenses. It should be noted that the 1995 period included costs attributable to the tender offer which resulted in a change in control of the Fund as discussed above, including stock listing fees, legal and other professional expenses and required termination payments to the Fund's former President and Banyan Management Corp.

         During the periods ended June 30, 1996 and June 30, 1995, the Fund recorded net recoveries of $2,669 and $29,582 respectively from the liquidating trust established for the benefit of unsecured creditors of VMS Realty Partners.

         The above changes for the six months ended June 30, 1996, when compared to the same period in 1995, resulted in a decrease in the net loss to $23,480 ($0.00 per share) from $373,810 ($0.03 per share). In addition to the expense reductions, discussed above, an increase of approximately $20,000 in interest income helped to reduce the net loss; while a reduction of approximately $27,000 in recoveries from the VMS Liquidating Trust, discussed above, increased the net loss.

         The Fund does not, at present, satisfy certain American Stock Exchange ("AMEX") criteria for continued listing of its stock on the Exchange. On February 7, 1996 the Fund was notified by the AMEX that its stock would be delisted by March 29, 1996, unless it completes a "satisfactory acqui-sition" by that date. On April 1, 1996, the Fund notified the AMEX that it would appeal the delisting. A hearing on this appeal was held on June 12, 1996, the result of which is pending at present.

         On June 9, 1996 the Fund issued a press release announcing the execu-tion of A Letter of Intent to acquire a portfolio of operating retail shopping centers, encompassing approximately 2.6 million square feet, located throughout the Southwestern United States. The purchase price for the portfolio will be $80 million, which will be financed through a
     combination of new equity, bank and seller note financing.    The Fund
     anticipates that it will close this transaction in the fourth quarter of this year, however, the closing is subject to negotiation and execution of definitive agreements and subject to obtaining the necessary level of financing required.

         An additional hearing, on the delisting, is scheduled for July 30, 1996 at which time the Fund's management and other parties involved in the above described transaction will discuss details of the proposed acquisition.

         Management hopes to maintain the listing, however, there can be no assurances that the listing will be continued. Mr. Polly has indicated that he has no present intention of taking the Fund private, but a one for five reverse stock stock split, subject to shareholder approval, is being considered.


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

     BANYAN HOTEL INVESTMENT FUND

     by:   /s/ Harvey Polly                            Date: July 23, 1996
        -------------------------------------
           Harvey Polly, Director, President
           and Chief Executive Officer


          /s/ Morton I. Kalb                           Date: July 23, 1996
        -------------------------------------
     Morton I. Kalb, Director, Vice Pres.
     and Chief Financial Officer