Form 10QSB
period 1996-09-30
BANYAN HOTEL INVESTMENT FUND
filed 1996-11-14
CIK 764897

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                    FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of
         THE SECURITIES EXCHANGE ACT OF 1914
         For the quarterly period ended September 30, 1996

                           or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) of
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from     to
                                      -----   ------

                Commission File Number 1-9043

                  BANYAN HOTEL INVESTMENT FUND
   (Exact name of Registrant as specified in its charter)

         Delaware                           36-3361229
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification No.)

One Penn Plaza, Suite 1531, New York, N.Y.       10119
(address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (212) 736 - 7880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1914 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days Yes X. No .

Shares of common stock outstanding as of October 31, 1996: 12,403,565
Transitional Small Business Disclosure Format. Yes.     No  X.

                             PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                             BANYAN HOTEL INVESTMENT FUND
                                    BALANCE SHEETS
                       September 30, 1996 and December 31, 1995
                                     (Unaudited)


                                                        1996             1995
                                                        ----             ----
ASSETS

Cash and Cash Equivalents                       $    443,350        $ 736,897
Investment Securities                                874,293          891,096
Interest Receivable on Cash
  and Cash Equivalents and Investment
  Securities                                           9,036            7,916

Mortgage Loans                                       598,428          371,723
Prepaid Insurance & Expenses                           1,776              ---
Other Assets                                           4,437           10,343
                                                ------------      -----------
Total Assets                                     $ 1,931,320      $ 2,017,975
                                                ------------      -----------
                                                ------------      -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts Payable and Accrued
  Expenses                                       $    59,354     $     82,910
Commitments and Contingencies                            ---              ---
                                                ------------      -----------

Stockholders' Equity
Shares of Common Stock. $0.01
  Par Value, 20,000,000 shares
  Authorized, 12,403,565 shares
  Issued                                         $87,477,847      $87,477,847

Accumulated Deficit                              (85,580,638)     (85,534,593)

Treasury Stock, at Cost, for 32,757
  Shares of Common Stock                              (8,189)          (8,189)
Unrealized Loss on Investment Sec.                   (17,054)             ---
                                                ------------      -----------

Total Stockholders' Equity                       $ 1,871,966      $ 1,935,065
                                                ------------      -----------
                                                ------------      -----------

Total Liabilities & Stockholders'
  Equity                                         $ 1,931,320      $ 2,017,975
                                                ------------      -----------
                                                ------------      -----------

Book Value Per Share of Common Stock
12,403,565 shares outstanding                     $     0.16       $     0.16
                                                ------------      -----------
                                                ------------      -----------

       The accompanying notes are an integral part of the Financial Statements

                             BANYAN HOTEL INVESTMENT FUND
                          STATEMENTS OF INCOME AND EXPENSES
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                                     (UNAUDITED)

                                                        1996             1995
                                                        ----             ----
INCOME
Interest Income on Cash and Cash
  Equivalent                                        $ 15,582         $ 13,532
Interest Income on Mortgages Receivable               47,910              ---
Interest Income on Investment
  Securities                                          49,189           52,309
                                                ------------      -----------

  Total Income                                     $ 112,681         $ 65,841
                                                ------------      -----------
                                                ------------      -----------

EXPENSES
  Stockholders' Expenses                            $ 15,752         $ 57,191

  Directors' Fee, Expenses and
  Insurance                                              ---          100,050

  Other Professional Fees                             14,710          105,293
  General and Administrative                         130,933          294,230
                                                ------------      -----------

  Total Other Expenses                             $ 161,395        $ 556,764

Recovery of Class Action
  Settlement Costs and Expenses                      ( 2,669)         (29,582)

Recovery from Mortgage Previously
  Written Off                                            ---          (75,000)
                                                ------------      -----------

Total Expenses                                     $ 158,726        $ 452,182
                                                ------------      -----------
Net Income (Loss)                                  $ (46,045)       $(386,341)
                                                ------------      -----------
                                                ------------      -----------

  Net Income (Loss) Per Share of
  Common Stock based on Shares
  Outstanding of 12,403,565                           $ 0.00           $(0.03)
                                                ------------      -----------
                                                ------------      -----------

The accompanying notes are an integral part of the financial statements.

                             BANYAN HOTEL INVESTMENT FUND
                          STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                                     (UNAUDITED)

                                                        1996             1995
                                                        ----             ----

INCOME
Interest Income on Cash and
  Cash Equivalents                                $    4,629       $    4,411
Interest Income on Mortgages Receivable               16,892              ---

Interest Income on Investment
  Securities                                          16,397            6,433
                                                ------------      -----------

Total Income                                     $    37,918         $ 10,844
                                                ------------      -----------
                                                ------------      -----------

EXPENSES

Expenses from Lending Activities:

  Recovery of Losses on Mortgages
  Loans, Notes and Interest
  Receivable                                     $       ---        $ (75,000)
                                                ------------      -----------

OTHER EXPENSES:
  Stockholder Expenses                            $    5,012       $    7,459
  Directors' Fees, Expenses
    and Insurance                                        ---           21,082

  Other Professional Fees                             10,994           32,197
  General and Administrative                          44,477           37,638
                                                ------------      -----------

Total Other Expenses                                 $60,483          $98,376
                                                ------------      -----------

Total Expenses                                       $60,483          $23,376
                                                ------------      -----------

Net Income (Loss)                                  $ (22,565)       $ (12,532)
                                                ------------      -----------
                                                ------------      -----------

Net Income (loss) Per Share
  of Common Stock based on Shares
  outstanding of 12,403,565                        $    0.00        $    0.00
                                                ------------      -----------
                                                ------------      -----------

    The accompanying notes are an integral part of the financial statements.

                           BANYAN HOTEL INVESTMENT FUND
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED SEPT. 30,1996
                                     (Unaudited)



                                             Common Stock          Accumulated    Treasury   Unrealized      Total
                                       Shares        Amount          Deficit         Stock      Loss
                             -----------------------------------------------------------------------------------------
Stockholders' Equity
  (Deficit) Dec. 31, 1995             12,403,565   $87,477,847     $(85,534,593)   $ (8,189)    $ - 0 -    $ 1,935,065

Net Loss                                  ---         ---               (46,045)       ---          ---    $  (46,045)

Market Adjustment
September 30, 1996                        ---         ---              ---             ---      $(17,054)  $  (17,054)
                             -----------------------------------------------------------------------------------------

Stockholders' Equity
  (Deficit) Sept. 30, 1996            12,403,565   $87,477,847     $(85,580,638)   $(8,189)     $(17,054) $1,871,966
                             -----------------------------------------------------------------------------------------
                             -----------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the financial statements

                             BANYAN HOTEL INVESTMENT FUND
                               STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                                     (Unaudited)



                                                        1996             1995
                                                        ----             ----
Cash Flow from Operating Activities:

Net Income (Loss)                                  $ (46,045)       $(386,341)

Amortization of Premium or (Discount)
 on Investment Securities                               (251)           1,060

Net Change in:
  Interest Receivable                                 (1,120)           6,704
  Prepaid Insurance                                   (1,776)        (255,700)
  Other Assets                                         5,907           27,268
  Accounts Payable and
    Accrued Expenses                                 (23,556)         (56,003)
                                                ------------      -----------

Net Cash Used in Operating Activities              $ (66,841)       $(663,012)
                                                ------------      -----------
                                                ------------      -----------

Cash Flow From investing Activities:
  Net Proceeds From Sale of and
  Principal Payments on Investment
  Securities                                       $     ---        $ 587,427
  Investment in Mortgages - Net of Principal
    Payments Received                              $(226,705)             ---
                                                ------------      -----------

Net Cash Used in or Provided by
  Investment Activities                            $(226,705)       $ 587,427
                                                ------------      -----------

Cash Flow From Financing Activities:
  Proceeds From Issuance of Common Stock                 ---        $ 450,509
                                                ------------      -----------

Net Increase or (Decrease) in cash and
  Cash Equivalents                                 $(293,546)       $ 374,924

Cash and Cash Equivalents at Beginning
  of Period                                          736,896          275,161
                                                ------------      -----------

Cash and Cash Equivalents at End
  of Period                                        $ 443,350        $ 650,085
                                                ------------      -----------
                                                ------------      -----------

The accompanying notes are an integral part of the financial statements.

                             BANYAN HOTEL INVESTMENT FUND
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

     Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1995, which are included in the Fund's 1995 Form 10K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of September 30, 1996 and for the three months ended September 30, 1996 and 1995. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.

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

3.   TRANSACTION WITH AFFILIATES

     Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly, administrative costs, primarily salaries and general and administrative expenses, were reimbursed by the Fund to Banyan Management Corp. ("BMC"). These costs were charged to the Fund and certain other entities for which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to those entities. The Fund's

              BANYAN HOTEL INVESTMENT FUND NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

3.   TRANSACTIONS WITH AFFILIATES (CONTINUED)

reimbursement to BMC for the expenses during the three months ended March 31, 1995 totaled $83,674, representing the Fund's portion of BMC costs from January 1, 1995 through February 15, 1995, which included a one-time termination fee of $46,354 paid pursuant to the terms of an Administrative Services Agreement between the Fund and BMC. During the second quarter, the Fund paid $181 to BMC and $4,647 to Oak Realty Group, Inc., for administrative costs during the management transition. During the third quarter, Oak Realty Group, Inc., performed its final services for the Fund, for which the Oak Realty Group was paid $4,958.

4.   MORTGAGE LOANS RECEIVABLE

     OMNI PARK CENTRE

     During the third quarter of 1995, the Fund assigned its interest in a previously written off Mortgage Loan on the Omni Park Centre Hotel for $75,000. Inasmuch as the entire loan had previously been written off, this receipt is reflected as income on the accompanying Financial Statements.

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

                             BANYAN HOTEL INVESTMENT FUND
                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

5.   INVESTMENT IN PARTNERSHIP (CONTINUED)

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

6.   INVESTMENT SECURITIES

     The Fund's investment securities portfolio at June 30, 1996 is as follows:

                                                              Estimated
                                      Amortized Cost        Market Value at
Title of Each Issuer                  Sept. 30, 1996      Sept. 30, 1996 (2)
and Name of Issuer

Federal National
Mortgage Assn. (1)
7 1/4%, 10/27/95-5/25/22                   $891,347           $874,293
                                          ---------          ---------
                                           $891,347           $874,293
                                          ---------          ---------
                                          ---------          ---------

     (1) The guaranteed Remic Pass-through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the re-payments of the underlying U.S. Agency sponsored mortgages.

          The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The stated maturity of these investment securities, under the market conditions of the third quarter of 1996, is expected to be from February 25, 2005 to May 25, 2022. These expectations may change as interest rates on mortgage loans change.

     (2) The Fund has recorded a market adjustment of $17,054 repre-senting unrealized losses on its investment securities based on current market values at September 30, 1996.

7. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES

     During the first nine months of 1996 and 1995, the Fund received cash distributions of $4,270 and $47,331 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS").

                             BANYAN HOTEL INVESTMENT FUND
                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

7. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES (CONTINUED)

For the periods ended September 30, 1996 and 1995, the Fund recorded recoveries of $2,669 and $29,582 of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $2,669 net recovery recorded in 1996 represents the $4,270 distribution received net of an estimated $1,601 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. The $29,582 net recovery recorded in 1995 represents the $47,331 distribution received net of an estimated $17,749 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. At June 30, 1996, the Fund has a total liability to the Class Action Settlement of $32,730.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     On August 3, 1994 the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Fund of "run-off" directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severence compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp., and payment of the termination fee associated therewith; (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

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

     Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Fund, no further arrangements or understanding existed among the Fund and its Officers and Directors. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer. Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, the address of the Fund's principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at September 30, 1996 and December 31, 1995 was $443,350 and $736,897, respectively. This reduction in cash and cash equivalents is due primarily to the mortgage investments made by the Fund. At September 30, 1995 and December 31, 1995, the Fund also held investment securities during the quarter with a carrying value of $874,293 and $891,096 respectively.

     As of December 31, 1995, the Fund's mortgage loan portfolio consisted of one loan, for which the Fund has recorded a provision for losses on the loan representing its full carrying balance. During the third quarter of 1995, the Fund received $75,000 for assignment of its interest in this mortgage.

     As of September 30, 1996, the Fund had an investment of $598,428 (net of principal payments received) in three mortgages. These mortgage loans are more fully described in Item 4 on Page 8 of this report.

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

     On February 9, 1995, the Fund received a cash distribution of $47,331 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS. For the quarter ended March 31, 1995, the Fund recorded a $29,582 recovery of the provision for loan losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expense related to the distribution received from the liquidating trust. The $29,582 net recovery recorded in 1995 represents the $47,331 distribution received net of an estimated $17,749 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS PLAN OF OPERATION
          (CONTINUED)

RESULTS OF OPERATIONS

     Total income for the nine months ended September 30, 1996 and 1995 was $112,681 and $65,841 respectively. The increase in total income for the nine months ended September 30, 1996 when compared to the same period in 1995 is due primarily to the higher rate of return on the Fund's mortgage investments.

     Operating expenses for the nine months ended September 30, 1996 decreased substantially when compared to the same period in 1995. This substantial decrease is the result of reductions in all areas of operating expenses, and the elimination of all Directors' fees and expenses. It should be noted that the 1995 period included costs attributable to the tender offer which resulted in a change in control of the Fund as discussed above, including stock listing fees, legal and other professional expenses and required termination payments to the Fund's former President and Banyan Management Corp.

     During the periods ended September 30, 1996 and September 30, 1995, The Fund recorded net recoveries of $2,669 and $29,582 respectively from the liquidating trust established for the benefit of unsecured creditors of VMS Realty Partners.

     The above changes for the nine months ended September 30, 1996, when compared to the same period in 1995, resulted in a decrease in the net loss to $46,045 ($0.00 per share) from $386,341 ($0.03 per share). In addition to the expense reductions, discussed above, an increase of approximately $46,000 in interest income helped to reduce the net loss; while a reduction of approximately $27,000 in recoveries from the VMS Liquidating Trust, discussed above, increased the net loss.

     On October 14, 1996, the Fund was notified by the American Stock Exchange that its shares would be removed from listing on the Exchange, and that the last day of trading, on the Exchange, would be October 25, 1996. The reason for this action was that the Fund no longer meets the requirements for continued listing, and Banyan had discontinued previously announced negotiations to acquire a portfolio of retail shopping center properties.

     Also, on October 14, 1996, the Fund issued a press release stating the above facts, as well as that it had resumed negotiations to acquire, for cash and stock valued at approximately $80,000,000 a privately held domestic and international manufacturer and distributor of toys, hobby and leisure products with annual sales of approximately $80,000,000. Banyan noted that the acquisition of the toy, hobby and leisure products company was subject to negotiation and execution of definitive agreements and subject to obtaining commitments for financing required to consummate the acquisition. Banyan also noted that certain aspects of the acquisition program would require stockholder approval and that the matter would be submitted to stockholders at a meeting on a date to be announced.

     During the week of October 28, 1996, the Fund's shares began trading on the NASD market with a ticker symbol of "VHTI".

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

BANYAN HOTEL INVESTMENT FUND


by:     /s/ Harvey Polly                               Date: October 31, 1996
        Harvey Polly, Director, President
        and Chief Executive Officer

        /s/ Morton I. Kalb                             Date: October 31, 1996
        Morton I. Kalb, Director, Vice Pres.
        and Chief Financial Officer