Form 10KSB
period 1996-12-31
BANYAN HOTEL INVESTMENT FUND
filed 1997-03-25
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1996

                                       OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                          Commission File Number 1-9043

                          Banyan Hotel Investment Fund
             (Exact name of Registrant as specified in its charter)

            Delaware                                           36-3361229
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

One Penn Plaza, Suite 1531, New York, New York                    10119
(Former Address: 150 S. Wacker Drive, Chicago,IL)                 60606
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code (212) 736-7880

      Securities registered. pursuant to Section 12 (b) of the Act:

Title of each Class               Name of each exchange on which registered

Shares of Common Stock                               None

      Securities registered pursuant to section 12 (g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

The Registrant's Revenue for the preceding twelve months was $150,428. Shares of common stock outstanding as of March 3, 1997: 12,338,051. Aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $9,516,885.

                     DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on Page 18 of sequentially numbered pages. Transitional Small Business Disclosure Format Yes |_|. No |X|.

                              TABLE OF CONTENTS

                                    PART I

Item 1.    Description of Busines ........................................   1
Item 2.    Description of Property .......................................   5
Item 3.    Legal Proceedings .............................................   5
Item 4.    Submission of Matters to a
            Vote of Security Holders .....................................   5

                                   PART 11

Item  5.   Market for Common Equity and
            Related Shareholder Matters ..................................   6
Item  6.   Management's Discussion and
            Analysis or Plan of Operation ................................   6
Item  7.   Financial Statements ..........................................  10
Item  8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure .......................  10

                                   PART 111

Item  9.   Directors, Executive Officers, Promotors
            and Control Persons of the Registrant ........................  11
Item  10.  Executive Compensation ........................................  14
Item  11.  Security Ownership of Certain Beneficial
            Owners and Management ........................................  15
Item  12.  Certain Relationships and Related Transactions ................  17
Item  13.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ..........................................  18
SIGNATURES ...............................................................  19

                                    PART 1

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

      The public offering was terminated on December 16, 1985 and the final closing occurred on January 13, 1986, with 4,931,333 units sold. The Fund received gross proceeds of $98,482,751, net of volume discounts, from the sale of units of which $201,000 represented the sale of 10,050 units purchased by VMS Realty Partners.

PRESENT BUSINESS OPERATIONS

      The Fund was originally established to invest in mortgage loans, principally to entities affiliated with VMS Realty Partners which were collateralized by hotel and resort properties. Mortgage loans made by the Fund were for initial terms of three, five or seven years, and were pre-payable in whole at any time without prepayment penalty.

      On January 28, 1992, the Board of Directors of the fund authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Fund liquidating its assets and distributing the proceeds to its shareholders. The Fund estimated that its liquidation value was between $.15 and $.20 per share. Since the adoption of the plan, management of the Fund completed the workout or liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater shareholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Fund and its shareholders because it allowed every shareholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The board of Directors, by unaminous written consent dated June 15, 1994, authorized the Fund to execute and deliver a nonbinding letter of intent with a Mr. Harvey Polly.

      On August 3, 1994 the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the then current officers and directors, (ii) the purchase by the Fund of "run-off" directors and officers liability insurance coverage for the current officers and directors;
(iii) the termination of the employment contract of Leonard G. Levine and payment of the severence compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

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

      Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Fund, no further arrangements or understanding among the Fund or its new Officers and Directors existed. On February 15, 1995, Messrs, Leo Yarfitz, Morton I. Kalb, Willis G. Ryckman and Harvey Polly were appointed as new Directors of the Fund. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, Mr. Polly's and the Fund's address of their principal executive office is One Penn Plaza, Suite 1531, New York New York 10119.

      On October 14, 1996, the Fund was notified by the American Stock Exchange that its shares would be removed from listing on the Exchange, and that the last day of trading on the Exchange, would be October 25, 1996. The reason for this action was that the Fund no longer meets the requirements for continued listing, and Banyan had discontinued previously announced negotiations to acquire a portfolio of retail shopping center properties.

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

      Below is a summary and current status for each of the Fund's remaining assets at December 31, 1996.

SANTA BARBARA BILTMORE

      The Fund currently owns a 50% limited partnership interest in the Santa Barbara Biltmore Partnership which was originally recorded by the Fund at its fair market value and is accounted for on the equity method. This asset is illiquid due to the poor operating performance of the hotel. While the Fund believes that the operation of the hotel may improve over time to the point that sale of this asset could result in a recovery of a portion of the Fund's investment, the timing and amount of such a recovery is difficult to predict. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1996, 1995, 1994 and 1993 since the carrying value of the partnership interest was reduced to zero as of December, 1992 and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

OMNI PARK CENTRE

      On June 17, 1987, the Fund issued a $5,154,600 third mortgage loan to Park Centre Associates (the "Borrower") which was collateralized by the Omni Park Hotel (the "Property") located in New York, New York. On July 19, 1991 the Fund was served with a summons in a mortgage foreclosure action filed by Sheraton Holding Inc. ("Sheraton") in the Superior Court of New York, New York. Sheraton sought to foreclose on its $54,000,000 first mortgage collateralized by the property. The Sheraton foreclosure action was based on monetary defaults by the Borrower. On September 30, 1991 the Fund filed a counterclaim to the Sheraton foreclosure action. In addition, the second mortgage on the property in the amount of approximately $5,600,000 is also in default and the holder of the mortgage has filed a counterclaim to the foreclosure with the court. On June 12,1992, the Borrower filed for protection under the U.S. Bankruptcy Code. On June 30, 1992, an order was entered in the Bankruptcy Court between the Fund, Sheraton, the second mortgage holder and the Borrower, authorizing and restricting the use of cash collateral by the Borrower. During 1992, the Fund recorded a provision for losses for the remaining carrying balance of the loan.

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

OTHER

      Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly (as discussed above) the Fund had four employees who served as executive officers. Administrative and accounting services performed on behalf of the Fund were primarily provided by Banyan Management Corp. Please see Item 12, "Certain Relationships and Related Transactions" and Note 5 of Notes to consolidated Financial Statements.

TAX STATUS

      Prior to January 1, 1995, the Fund elected to be treated as a real estate investment trust (REIT) under sections 856-860 of the Internal Revenue Code of 1986. However, management of the Fund discontinued its REIT status, effective January 1, 1995. Accordingly, the Fund has subsequently been treated as a C-Corporation in accordance with the Internal Revenue Code.

      The business of the Fund is not seasonal and the Fund does no foreign or export business. The Fund does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

ITEM 2. DESCRIPTION OF PROPERTY

      As of December 31, 1996, the Fund owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. In addition, see Note 3 of the Notes to Financial Statements for certain information pertaining to the property which collateralized the Fund's mortgage loan.

ITEM 3. LEGAL PROCEEDINGS

      The Registrant is not aware of any material pending legal proceedings as of March 3, 1997 nor were any proceedings terminated during the year ended December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Fund did not submit any matter to a vote of its security holders during the year ended December 31, 1996.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Fund's shares of common stock were traded on the American Stock Exchange ("AMEX") (Symbol - VHT) , through October 25, 1996. Thereafter, the Fund's shares have been traded on the NASD Market (Symbol-VHTI). The range of high and low sales prices per share for each of the quarters in the years ended December 31, 1996 and 1995 are as follows:

                                   Share Price

Quarter                         1996          1995
                                ----          ----
   1.             High         $1.187        $1.375
                  Low          $0.687        $0.312

   2.             High         $1.500        $1.125
                  Low          $0.500        $0.437

   3.             High         $l.625        $1.625
                  Low          $0.625        $0.500

   4.             High         $1.187        $1.500
                  Low          $0.500        $1.000

      Prior to the acquisition of the Fund by Mr. Polly (see Item 1. Description of Business), the Fund had suspended distribution due to interruption in the Fund's cash flow resulting from defaults by borrowers on the Fund's mortgage loans, the modest size of the Fund's cash position and the uncertainty regarding the cash requirements for operating activities. No distributions were declared by the Fund in 1996 and 1995.

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

      Also, on October 14, 1996, the Fund issued a press release stating the above facts, as well as that it had resumed negotiations to acquire for cash and stock valued at approximately $80,000,000 a privately held domestic and interational manufacturer and distributor of toys, hobby and leisure products with annual sales of approximately $80,000,000. Banyan noted that the acquisition of the toy, hobby and leisure products company was subject to negotiation and execution of definitive agreements and subject to obtaining commitments for financing required to consummate the acquisition. Banyan also noted that certain aspects of the acquisition program would require stockholder approval and that the matter would be submitted to stockholders at a meeting on a date to be announced.

      During the week of October 28, 1996, the Fund's shares began trading on the NASD market with a ticker symbol of "VHTI".

      At December 31, 1996, there were 2,409 record holders of common stock

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      Banyan Hotel Investment Fund (the "Fund"), was originally formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS") secured by hotel and resort properties. The Fund has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable.

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

      On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr.
Polly, pursuant to the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the tender offer

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares or approximately 27% of the Fund's outstanding voting shares of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at December 31, 1996 and 1995 was $414,935 and $736,897 respectively. This decrease in cash and cash equivalents is due primarily to the mortgage investments made by the Fund and by the payment of the Fund's operating expenses. On February 15,1995, the purchase by Mr. Polly of 2,047,766 shares of common stock from the Fund resulted in cash proceeds of approximately $450,000 to the Fund. During 1996, the Fund received approximately $150,000 in investment income on its cash and cash equivalents and investments.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

      As of December 31, 1994, the Fund's mortgage loan portfolio consisted of one loan classified as loans in substantive foreclosure. The Fund has recorded a provision for losses on the loan representing its full carrying balance. During the third quarter of 1995, the Fund assigned its interest in this mortgage in return for a payment of $75,000. This payment is included in income for the year ended December 31, 1995.

      On November 18, 1993, in final settlement of guarantees of VMS Realty Partners of loans made by the Fund in prior years, the Fund received a cash distribution of $27,831 and an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31, 1993, the Fund valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1996 and 1995 the Fund recorded $3,146 and $105,154 respectively on its Statement of Income and Expenses as a recovery of the provision for Losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $3,146 net recovery recorded in 1996 includes a $5,033 distribution received net of an estimated $1,887 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

      The Fund's ultimate return of cash to its shareholders is dependent upon, among other things: (i) the activities undertaken by the Fund under its present management; (ii) interest earned from the investment of cash and cash equivalents, mortgages and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust.

RESULTS OF OPERATIONS

      Total income for the years ended December 31, 1996, 1995 and 1994 was $150,428, $128,675, and $138,603, respectively. The $22,000 increase in total income between 1996 and 1995 is the result of an increase in interest earned on the Fund's mortgage investments, partially offset by a decrease in interest earned on investment securities due to a lesser amount of securities held.

      Total expenses for the years ended December 31, 1996 and 1995 decreased by $574,368. This decrease in expenses was due to the elimination of directors' fees and expenses, as well as substantial reductions in all other expense areas. The figures for 1995 included a credit for approximately $102,000 more in recoveries on previously written off items. It should be noted that the 1995 expenses included costs associated with the tender offer which resulted in a change in control of the Fund as discussed above, including stock listing fees, required termination payments to the Fund's former President and Banyan Management Corp. and the purchase of Director's and Officer's liability insurance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

      During 1996 and 1995, the Fund recorded net recoveries of losses on loans, notes and interest receivable, as well as the 1994 Class Action Settlement of $3,146 and $107,481 respectively. During 1996 and 1995, the Fund did not record losses related to its interest in the Santa Barbara Biltmore since the carrying value of the partnership interest was reduced to zero as of December 31, 1992, and the Fund has no obligation to make additional capital contributions to, or pay the liabilities of, the partnership. During 1995, the Fund realized a loss of $38,984 on the sale and early retirement of investment securities. This loss is due primarily to declining interest rates in 1995.

      The net loss for 1996, 1995 and 1994 was $104,803 ($0.01 per share),
$739,908 ($0.06 per share) and $385,838 ($0.04 per share), respectively.

ITEM 7. FINANCIAL STATEMENTS

      See Index to Consolidated Financial Statements on Page F-l of this Report for financial statements.

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

      NORMAN M. GOLD, age 66, is a senior partner in the law firm of Altheimer & Gray and has actively practiced law for over 40 years, specializing in taxation, corporate and real estate law. Mr. Gold is a trustee of Banyan Short Term Income Trust, Banyan Strategic Realty Trust, and director of Banyan Management Corp. Mr. Gold is also a trustee of New Plan Realty Trust. Mr. Gold is a certified public accountant and a member of the Chicago and American Bar Association.

      GERALD L. NUDO, age 47, is senior vice president of Mesirow Realty Finance, Inc., a subsidiary of Mesirow Financial Corp., a regional investment banking firm. From 1982 to 1990 Mr. Nudo was a principal and Vice President of Capital Realty services, Inc., a commercial real estate investment banking company. Mr. Nudo received his Bachelor of Science Degree from Northwestern University and his Masters Degree in Business Administration from the University of Chicago Graduate School of Business. Mr. Nudo is also a certified public accountant and a licensed real estate broker in Illinois. He is a trustee of Banyan Short Term Income Trust and a director of Banyan Strategic Land Fund II and Banyan Management Corp.

      MARVIN A. SOTOLOFF, age 53, is regional vice president of Premisys Marketing Services, Inc., effective July 1993. Premisys Marketing Services, a division of Premisys Real Estate Services, Inc., is a national real estate firm involved in the leasing and management of office, retail and industrial properties. From 1979-1993, Mr. Sotoloff was executive vice president of the Palmer Group Ltd., a company involved in real estate brokerage, development and property management, concentrating on commercial real estate. He is a past president of the Chicago Office Leasing brokers Association, a licensed real estate broker and a member of the Illinois and Pennsylvania Bar Associations. Mr. Sotoloff is a trustee of Banyan Strategic Realty Trust, Banyan Short Term Income Trust and director of Banyan Management Corp.

      LEONARD G. LEVINE, age 50, is president of Banyan Management corp., Banyan Short Term Income Trust, Banyan Strategic realty Trust, Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund. Mr. Levine was employed by VMS Realty Partners from 1981 to 1989 before becoming president of the other Banyan entities mentioned above. He received a B.S./B.A. Degree in Accounting from Roosevelt University in 1968 and a Masters Degree in Taxation from Depaul University in 1972. His areas of specialization include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT (continued)

      NEIL D. HANSEN, age 50, is first vice president of Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, and Banyan Mortgage Investment Fund. From 1988 through 1990 Mr. Hansen was senior vice president of Ruff Callaghan & Hemmeter Company, a real estate development firm, and executive vice president, secretary and treasurer of Resort Income Investors, Inc., an American Stock Exchange listed real estate investment trust. He received a B.S. degree in finance from the University of Illinois and a Master of management degree from Northwestern University. He is a certified public accountant.

      ROBERT G. HIGGINS, age 45, is vice president/general counsel of Banyan Management corp., Banyan Short Term Income Trust, Banyan Strategic Realty Trust, Banyan Strategic Land Fund II, and Banyan Mortgage Investment Fund. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. From 1984 to 1990, Mr. Higgins was a partner at the law firm of Schwartz & Freeman. During these years, Mr. Higgins concentrated in the areas of real estate development, finance, acquisitions, land use, sales, lending and syndications, and general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. Degree from Loyola University of Chicago.

      JOEL L. TEGLIA, age 35, is acting chief financial officer of Banyan Management Corp., Banyan Strategic Realty Trust, Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Land Fund II. Prior to assuming the responsibilities of his current position, Mr. Teglia was the controller for Banyan Management Corp. From 1986 to 1990 Mr. Teglia held positions as project controller and director of Finance and budgeting at the Prime Group., Inc., an international real estate investment and development firm. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT (continued)

      Subsequent to the February 15, 1995 acquisition of the Fund by Mr. Polly, the following individuals were appointed to serve as directors and the executive officers of the Fund:

       Harvey Polly                          Director, President and
                                             Chief Executive Officer

       Morton I. Kalb                        Director, Vice President
                                             and Chief Financial Officer

       Willis G. Ryckman                     Director

       Leo Yarfitz                           Director

      HARVEY Polly, age 68, is a director, president and chief executive officer of the Fund. Mr. Polly also serves as the Chief Executive officer and a stockholder of H/R Industries, Inc., H/R Industries, Inc. is essentially a personal holding company which was formed in 1984 under the name Helena Rubinstein, Inc., and was engaged from 1984 until 1988 in various aspects of the cosmetics business. In 1988, the name of the corporation was changed to Elite Industries, Ltd., and in 1990 the name was changed to H/R Industries, Inc., Mr. Polly has been involved in the railroad business for approximately twenty years. In 1973 he founded and became a major stockholder in Emons Industries, Inc., which was formed on the basis of the acquisition of the Maryland and Pennsylvania Railroad Company. Since the founding of Emons Industries, Inc., Mr. Polly has been involved in the railroad freight car business. Mr. Polly has been, since 1975, chief executive officer and a stockholder of Railway Freight Car Service, Inc., which is involved in the railroad boxcar leasing business. In 1994 and 1995, Mr. Polly was chairman of CAGY Industries, Inc., the publicly held holding company for the Columbus and Greenville Railway, the Chattooga & Chicamauga Railway and the Redmont Railway and was the largest stockholder with approximately 40% of the outstanding shares of common stock. Mr. Polly sold his shares and resigned from the Board effective February 16, 1995. Since 1988 he has served on the Board of Directors of The Delaware Otsego Corp., which is a publicly held corporation that operates the New York Susquehanna and Western Railroad. In prior years, Mr. Polly was also a stockholder and heavily involved in the operations of the Louisiana Midland Railroad. He is also presently a stockholder and officer of SLF of Martin County, Inc., a real estate development company. From 1987 to 1990 he was a principal shareholder, chief executive officer and director of Hanover Bank of Florida, a publicly held corporation.

      MORTON I. KALB, age 63, is a director, vice president and chief financial officer of the Fund. Mr. Kalb has served as vice president of H/R Industries, Inc., since July 1984. Mr. Kalb is also a certified public account.

      WILLIS G. RYCKMAN, age 51, is a director of the Fund. Mr. Ryckman has served as chairman of the Board of Directors of Tri-Tech Labs since August 1990. From December 1966 through August 1990, Mr. Ryckman was senior vice president of Manufacturers Hanover Trust Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
        THE REGISTRANT   (continued)

      LEO YARFITZ, age 80, is a director of the Fund, Mr. Yarfitz has been a financial consultant with Sterling Management of Florida since June 1990. From October 1987 until October 1989, Mr. Yarfitz served as chief financial officer of Hanover Bank of Florida. From October 1989 until December 1989, Mr. Yarfitz served as president of Hanover Bank of Florida.

ITEM 10. EXECUTIVE COMPENSATION

A.    DIRECTOR COMPENSATION

      Prior to February 15, 1995, the Independent Directors were paid an annual fee of $15,000, payable quarterly, plus $875 for each Board Meeting, including meetings of the audit committee, attended in person and $250 an hour for each Board meeting, including meetings of the audit committee, attended via telephone conference call. In addition, each Director was reimbursed for out-of-pocket expenses incurred in attending meetings of the Board. On February 15, 1995 a change in control the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Harvey Polly. (See discussion in Item.
1. Description of Business and Item 6. Management's Discussion and Analysis or Plan of Operation.) To date, no arrangements or decisions have been made with respect to payments to the new directors for their service on the Fund's Board of Directors, and no fees have been paid.

B.    EXECUTIVE COMPENSATION

      Compensation paid to executive officers for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                       Annual Compensation
                                   --------------------------         Other
                                   Year    Salary     Bonus(3)     Compensation
                                   ----    ------     --------     ------------
Morton I. Kalb
Vice President and Chief           1996    $55,600       N/A            N/A
Financial Officer                  1995    $60,600       N/A            N/A
Celia Zisfein                      1996    $21,600       N/A            N/A
                                   1995    $23,400       N/A            N/A
Leonard G. Levine
President & Chief                  1996      -0-         N/A            N/A
Executive Officer (1)              1995    $ 4,743       N/A         $61,160 (2)
                                   1994    $41,554    $  376            N/A

There were no long term compensation awards or payouts during the years 1996, 1995 or 1994.

         (1)  Resigned 2/15/95
         (2)  Termination Fee
         (3)  See Incentive Compensation Program Disclosure Below
         (4) No Executive Officer earned more than $100,000 in salary and bonus.

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

      In consideration of his employment, Mr. Levine received annual compensation from the Fund equal to $41,554 per year. In addition to his base salary. Mr. Levine could have been granted a bonus at the discretion of the Board of Directors of the Fund. Further, Mr. Levine was eligible to receive compensation under an incentive compensation program included in his contract. Mr. Levine's incentive compensation earnings were calculated based on the following four components: (i) 0.56% of the amount of the Fund's collateralized claims which were converted into cash; (ii) 1.35% of the amount of the Fund's unsecured claims which were converted into cash; (iii) the percentage increase in the Fund's market capitalization between January 1, 1990 and the end of each calendar year (0.25% of the first 10% increase, .50% of the next 10% increase and 1.00% of any increase in excess of 20%) and (iv) 0.1% of the amount of cash distributions to stockholders of the Fund. The total incentive compensation that Mr. Levine was permitted to receive in any year (on a cumulative basis) from the Fund was subject to certain limitations. Any amounts in excess of these limits would have been deferred.

      Pursuant to the terms of the August 3, 1994 agreement, as amended, between the Fund and Mr. Polly (see Item 1. Description of Business) on February 15, 1995, Mr. Levine resigned as President of the Fund. In accordance with the terms of his employment agreement, Mr. Levine was paid a total of $61,160 representing a severence payment equal to one year's salary, all incentive compensation earned through the date of his termination, and an amount equal to the full cost of continuing Mr. Levine's health benefits for one year.

      To date, no contract agreements have been made with respect to compensation to be paid to the Fund's new executive officers. The new Board of Directors will create a compensation committee which will recommend to the Board the compensation to be paid to the Fund's executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 3, 1997, the following persons or entities were known by the Fund to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Fund:

                            Name of          Amount and Nature of        Percent
 Title of class         Beneficial Owner     Beneficial Ownership       of Class

Share of Common         Mr. Harvey Polly      3,380,983  shares            27%
Stock $.01 Par
Value

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

      The following table sets forth the ownership of shares owned directly or indirectly by the directors and principal officers of the Fund as of March 3, 1997:
                      Name of                 Amount and Nature of    Percent
   Title of Class     Beneficial Owner        Beneficial Ownership    of Class
   --------------     ----------------        --------------------    --------

Shares of Common      Mr. Harvey Polly          3,380,983 shares         27%
Stock, $.01           Director,
Par Value             President and Chief
                      Executive Officer

Shares of Common      Mr. Morton I. Kalb           75,000 shares          1%
Stock, $.01           Director
Par Value             Vice President and
                      Chief Financial
                      Officer

Shares of Common      Mr. Leo Yarfitz             100,000 shares          1%
Stock, $.0l           Director
Par Value

Shares of Common      All Directors and         3,555,983 shares         29%
Stock, $.0l           Officers of the Fund
Par Value             as a group (6 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As a result of the acquisition of the Fund by Mr. Polly (see Item 1. Description of Business). The Administrative Services Agreement with Banyan Management Corp. was terminated on February 15, 1995. Banyan Management Corp. had performed certain administrative and accounting services on behalf of the Fund for which it was reimbursed at cost. Banyan Management corp. is owned by the Banyan Funds for which it provides services. Prior to February 15, 1995, the Fund had been a stockholder of Banyan Management Corp. Mr. Levine is the President of Banyan Management Corp. for which he receives no compensation. Messrs. Hansen, Higgins and Teglia were employees of the Fund but are compensated by Banyan Management Corp., and their compensation was included in the administrative costs charged by Banyan Management Corp. to and reimbursed by the Fund. The directors/trustees of all the Banyan Funds serve as directors of Banyan Management Corp. but receive no additional compensation. Prior to February 15, 1995, the Fund's directors had also served as directors of Banyan Management Corp. Administrative cost reimbursed by the Fund to Banyan Management Corp. for the years ended December 31,1995 and l994 totalled $83,855 and $96,917 respectively. Banyan Management Corp. charges its operating expenses among the Banyan Funds for which it performs services and acts as a common paymaster for the Fund. The 1995 total includes a $46,354 termination fee. Subsequent to February 15, 1995 some administrative services were performed by Oak Realty Group, Inc., for which they were paid $20,741. Oak Realty Group, Inc., is an Illinois corporation, owned 100% by the Fund's former president.

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

      Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $15,050 during 1996 and $21,500 during 1995, which is equal to the rent paid by the affiliate to the landlord. The lease expired July 31, 1996 and the Fund executed a new lease with the landlord for a period of two years. The Fund's future rental payments will be $42,155.

      During 1996 and 1995, the Fund reimbursed an affiliated company $20,082 and $19,330 respectively for health insurance premiums paid on behalf of the Fund. Included in this reimbursement is $6,290 and $4,166 which is prepaid as of December 1996 and 1995 respectively.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)   (2)   The financial statements indicated in Part II
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

           Exhibit Number                       Description

                 (3)  (a)                       Certificate of incorporation
                 (3)  (b)                       By-Laws

(b) No reports on Form 8-K were filed during the quarter ending December 31, 1996.

(c)   See Item 13 (a)    (3) above.

(d)   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1914, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


BANYAN HOTEL INVESTMENT

By:      /s/ Harvey Polly                                    Date: March 3, 1997
         Harvey Polly, Director, President
         and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:     /s/ Harvey Polly                                     Date: March 3, 1997
        Harvey Polly, Director, President
        and Chief Executive Officer

        /s/ Morton I. Kalb                                   Date: March 3, 1997
        Morton I. Kalb
        Vice president and
        Chief Financial Officer

        /s/ Willis Ryckman                                   Date: March 3, 1997
        Willis Ryckman, Director

        /s/ Leo Yarfitz                                      Date: March 3, 1997
        Leo Yarfitz, Director

                                   EXHIBIT 21

                  SUBSIDIARY OF BANYAN HOTEL INVESTMENT FUND

Name of Subsidiary                          State of Organization

BHF Merger Corp.                              Illinois

BNC Santa Barbara Corp.                       Illinois

                         BANYAN HOTEL INVESTMENT FUND

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 13 (a) (1) and (2)
                                                                           Pages

Report of Independent Auditors                                              F-2

Consolidated Balnace Sheets as of
 December 31, 1996 and 1995                                                 F-3

Consolidated Statements of Income and Expenses
 For the Years Ended December 31, 1996, 1995 and 1994                       F-4

Consolidated Statements of Stockholders' Equity
 For the Years Ended December 31, 1996, 1995 and 1994                   F-5 & 6

Consolidated Statements of Cash Flow for the
 Years Ended December 1996, 1995 and 1994                               F-7 & 8

Notes to Consolidated Financial Statements                          F-9 to F-14

                         Report of Independent Auditors

The Stockholders
Banyan Hotel Investment Fund

We have audited the accompanying consolidated balance sheets of Banyan Hotel Investment Fund as of December 31, 1996 and 1995, and related consolidated statements of income and expenses. stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's management Our responsibility express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Hotel Investment Fund at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                      /s/ Ernst & Young LLP


New York, New York
January 21, 1997

                          BANYAN HOTEL INVESTMENT FUND
                          Consolidated Balance Sheets
                          December 31, 1996 and 1995

ASSETS                                               1996              1995
                                                 ------------      ------------
    Cash and Cash Equivalents                    $    414,935      $    736,897
    Investment Securities                             864,000           891,096
    Interest Receivable on Mortgage
      Receivable and Investment Sec                     8,318             7,916
    Mortgage Loans Receivable:
      Related Party                                   106,189              --
      Other                                           480,517           371,723
    Prepaid Insurance                                   6,290              --
    Other Assets                                        4,437            10,343
                                                 ------------      ------------
       Total Assets                              $  1,884,686      $  2,017,975
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts Payable, Accrued
       Expenses and Deferred Income              $     81,854      $     82,910
                                                 ------------      ------------
Commitments and Contingencies                            --                --

Stockholders' Equity
Shares of Common Stock $0.01 Far Value
  20,000,000 Shares Authorized,
  12,338,051 Shares Issued                       $ 87,477,847      $ 87,477,847
Accumulated Deficit                               (85,639,396)      (85,534,593)
Unrealized Loss on Investment
  Securities                                          (27,430)             --
Treasury Stock, At Cost, for
  32,757 Shares of Common Stock                        (8,189)           (8,189)
                                                 ------------      ------------
Total Stockholders' Equity                          1,802,832         1,935,065
                                                 ------------      ------------
Total Liabilities and Stockholders'
   Equity                                        $  1,884,686      $  2,017,975
                                                 ============      ============

      See accompanying notes

                          BANYAN HOTEL INVESTMENT FUND
                 Consolidated Statements of Income and Expenses
              For the Years Ended December 31, 1996, 1995 and 1994

INCOME                                        1996         1995         1994
                                            ---------    ---------    ---------
Interest Income on Cash
  and Cash Equivalents                      $  20,321    $  20,097    $  18,305
Interest Income on
  Investment Securities                        65,585       98,616      120,298
Interest Income on
  Mortgage Receivable                          64,522        9,962         --
                                            ---------    ---------    ---------
  Total Income                                150,428      128,675      138,603
                                            ---------    ---------    ---------
EXPENSES
  Recovery of Losses on
  Mortgage Loans, Notes and
  Interest Receivable                           3,146      105,154       16,788
                                            ---------    ---------    ---------
OTHER EXPENSES
  Stockholder Expenses                         18,714       58,671       76,620
  Directors' Fees, Expenses
   and Insurance                                 --        388,588      260,670
  Other Professional Fees                      65,143      138,940      122,444
  General and Administrative                  174,520      348,554      172,188
                                            ---------    ---------    ---------
    Total Other Expenses                      258,377      934,753      631,922
                                            ---------    ---------    ---------
Recovery of Class Action
   Settlement Costs and
   Expenses                                      --           --        (90,693)
                                            ---------    ---------    ---------
TOTAL EXPENSES                                255,231      829,599      524,441
                                            ---------    ---------    ---------
Operating  Loss                              (104,803)    (700,924)    (385,838)
Net  Loss  on Investment
 Securities                                      --        (38,984)        --
                                            ---------    ---------    ---------
Net (Loss)                                  $(104,803)   $(739,908)   $(385,838)
                                            =========    =========    =========
Net Loss Per Share of Common Stock (Based
 on weighted Average Number of Shares
 Outstanding of 12,338,051
 in 1996,12,082,080 in 1995;
 and 10,920,285 in 1994)                    $   (0.01)   $   (0.06)   $   (0.04)
                                            ---------    ---------    ---------

      See accompanying notes

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                                                  Unrealized
                                                                  Losses on
                                 Shares of Common Stock           Investment
                                Shares            Amount          Securities

Stockholders'
Equity (Deficit)
December 31, 1994             10,290,285       $87,027,338        $ (65,138)

Proceeds From
Issuance of
Common Stock                   2,047,766           450,509

Market Adjustment
December 31, 1995                   --                --             65,138
                              ----------       -----------        ---------

Stockholders' Equity
(Deficit)Dec.31,1995          12,338,051       $87,477,847        $     -0-

Net Loss for the
Year Ended
December 31,1996                    --                --                --

Market Adjustment
December 31, 1996                   --                --            (27,430)

Stockholders' Equity
(Deficit)
 December 31, 1996            12,338,051       $87,477,847        $ (27,430)
                              ==========       ===========        =========

                          BANYAN HOTEL INVESTMENT FUND
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1996 and 1995

                                  Accumulated       Treasury
                                    Deficit           Stock            Total
                                 ------------      -----------      -----------
Stockholders'
Equity (Deficit)
December 31, 1994                $(84,794,685)     $    (8,189)     $ 2,159,326

Net Loss for the
Year Ended
December 31, 1995                    (739,908)            --           (739,908)

Market Adjustment
December 31, 1995                        --               --             65,138

Proceeds From
Issuance
Of Common Stock                          --               --            450,509
                                 ------------      -----------      -----------
Stockholders' Equity
(Deficit)
December 31, 1995                $(85,534,593)     $    (8,189)     $ 1,935,065

Net Loss for the
Year Ended
December 31, 1996                    (104,803)            --           (104,803)

Market Adjustment
December 31, 1996                        --               --            (27,430)
                                 ------------      -----------      -----------
                                 $(85,639,396)     $    (8,189)     $ 1,802,832
                                 ============      ===========      ===========

      See Accompanying notes

                          BANYAN HOTEL INVESTMENT FUND
               Consolidated Statements of Cash Flows For the Years
                     Ended December 31, 1996, 1995 and 1994

                                         1996           1995            1994
                                         ----           ----            ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
NET (LOSS)                            $(104,803)    $  (739,908)    $  (385,838)

Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:
 (Recovery of) provision for
 Losses on Mortgage Loans,
 Notes and Interest Receivable             --              --             4,939

Loss on sale of Security
  Investment                               --            38,878            --
Amortization of Premium or
 (Discount) on Investment
  Securities                               (335)            976           4,096

Net Change in:
 Interest Receivable on Cash
 and Cash Equivalents and
 Investment Securities                     (402)          8,363          12,852
Prepaid Insurance                        (6,290)         40,091          18,965
Other Assets                              5,907          21,118         204,022
Accounts Payable and Accrued
 Expenses                                (1,056)        (28,287)        (50,907)
                                      ---------     -----------     -----------
Net Cash Used in Operating            $(106,979)    $  (658,769)    $  (191,871)
 Activities
                                      ---------     -----------     -----------
CASH FLOW FROM INVESTING
ACTIVITIES:
 Purchase of Investment
  Securities                               --          (891,000)     (2,126,765)

 Proceeds from Sale and
 Maturity of Investment
  Securities                               --         1,932,719         150,000

 Investment in Mortgage               $(256,189)    $  (375,000)    $      --

                          BANYAN HOTEL INVESTMENT FUND
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                          1996           1995          1994
                                          ----           ----          ----
Principal Collections
 on Mortgage Loans                      $  41,206      $  3,277     $      --
                                        ---------      --------     -----------
Cash (Used in) provided
 By Investing activities                $(214,983)     $669,996     $(1,976,765)
                                        ---------      --------     -----------
CASH FLOWS USED IN
 FINANCING ACTIVITIES:

 Proceeds from the
 Issuance of Common Stock                    --         450,509            --
                                        ---------      --------     -----------
Cash provided in Financing
 Activities                                  --        $450,509            --
                                        ---------      --------     -----------
Net (Decrease) Increase
 in Cash and Cash Equivalents           $(321,962)     $461,736     $(2,168,636)

Cash and Cash Equivalents
 at Beginning of Year                     736,897       275,161       2,443,797
                                        ---------      --------     -----------
Cash and Cash Equivalents
 at End of Year                         $ 414,935      $736,897     $   275,161
                                        =========      ========     ===========

      See accompanying notes

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

B.    INCOME TAXES

For the year ended December 31, 1994, the Fund was treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to stockholders and meet asset and income tests as well as certain other requirements. During 1995, the Fund elected to discontinue its "REIT" status effective for the year ended December 31, 1995. As a result of this election the Fund is being taxed as a C-Corp., for federal and state tax purposes and could be subject to a corporate level federal and state tax.

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

C.    INCOME (LOSS) PER SHARE

For 1994, earnings per share was calculated using 10,920,285 weighted average shares outstanding during the year. For 1995 earnings per share was calculated based on 12,082,080 weighted average shares outstanding. For 1996 earnings per share was calculated based on 12,338,051 weighted shares outstanding.

D.    CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid instruments purchased with a maturity of three months or less tobe cash and cash equivalents.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.    INVESTMENT SECURITIES

Effective January 1, 1994, the fund adopted the provisions of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, Investment Securities are classified as available for sale and carried at fair value, as determined by quoted market prices, with unrealized gains and losses reflected in the Statement of Shareholder Equity. Realized gains and losses are determined on a specific identification basis. The carrying value of investment securities is adjusted for amortization of premium and discounts using a level yield method.

F.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ from these estimates.

2.    INVESTMENT SECURITIES

The Fund's investment securities portfolio at December 31, 1996 is as follows:

                            Approximate Amortized
                            Cost Net of Principal       Approximate Estimated
                             Paydowns Received at          Market Value at
                               December 31st                December 31st
                            ---------------------       ---------------------
Title of Each Issue
 and Name of Issuer          1996          1995           1996         1995
                             ----          ----           ----         ----
Federal National
Mortgage Assn.(1)
7.25% 5/25/22              $891,430      $891,000       $864,000     $891,000
                           ======================       =====================

(1) The Guaranteed REMIC Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The expected maturity of these investment securities, under the market conditions as of the fourth quarter of 1996 is expected to be from February 25, 2005 to February 25, 2011. These expectations may change as interest rates on mortgage loans change.

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

      The carrying amounts and fair value of the mortgage loans are as follows:

                         Original Loan          Carrying
   Loan Date                Amount               Amount             Fair Value
----------------         -------------          --------            ----------
October  10,1995           $375,000             $350,633             $377,739
February 13,1996            150,000              129,883              129,883
February 29,1996            106,000              106,000              106,000

      The fair value was determined by calculating the present value of the future principal and interest payments at a market discount rate.

                         BANYAN HOTEL INVESTMENT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    MORTGAGE LOANS RECEIVABLE

      Annual maturities of mortgage loans receivable during the next five years are summarized as follows:

           Years Ending December 31st                        Amount
           --------------------------                        ------
                  1997                                     $  49,990
                  1998                                        55,750
                  1999                                        62,180
                  2000                                        69,358
                  2001                                        45,625
                  2002 and thereafter                        303,803
                                                           ---------
                                                           $ 586,706
                                                           =========

4.    INVESTMENT IN PARTNERSHIP

      In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Fund did not record losses related it its interest in the Santa Barbara Biltmore during 1996 and 1995 since the carrying value of the partnership interest was reduced to zero as of December 1992, and the Fund has no obligation to make additional capital contributions to, or pay the liabilities of, the partnership.

                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    TRANSACTIONS WITH AFFILIATES

      For the period January 1, 1994 to February 15, 1995 administrative costs, primarily salaries and general and administrative expenses, were paid to Banyan Management Corp. ("BMC"). The Fund's payments to BMC for the years ended December 31, 1995 and 1994 were $83,855 and $96,917, respectively. The 1995 total included a $46,354 termination fee. Subsequent to February 15, 1995 some administrative services were performed by Oak Realty Group, Inc., for which they were paid $20,741. Oak Realty Group., Inc., is an Illinois Corporation owned 100% by the Fund's former president.

      Prior to the February 15, 1995 acquisition of the Fund by Mr. Polly, as one of its administrative services, BMC served as the paying agent for general and administrative costs of the Fund. As part of providing this payment service, BMC maintained a bank account on behalf of the Fund.

      Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $15,050 during 1996 and $21,500 during 1995 which is equal to the rent paid by the affiliate to the landlord. The lease expired on July 31, 1996 and the Fund executed a new lease with the landlord for a period of two years. The Fund's future rental payments will be $42,155.

      During 1996 and 1995, the Fund reimbursed an affiliated company $20,082 and $19,330 for health insurance premiums paid on behalf of the Fund. Included in this reimbursement is $6,290 and $4,166 which is prepaid as of December 31, 1996 and 1995, respectively.

      During 1995 in connection with the change in control the Fund purchased for the prior Directors a Directors and Officers Liability Insurance Policy. The policy cost approximately $305,000 was charged to expense in 1995.

6.    INVESTMENT IN LIQUIDATING TRUST

      The Fund has an interest in a Liquidating Trust received as final settlement of guarantees of VMS Realty Partners of loans made by the Fund in prior years. During 1996 and 1995 the Fund recorded $3,146 and $30,154, respectively, on its Statement of Income and Expenses as a recovery of the Provision for Losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $3,146 net recovery recorded in 1996 includes the $5,033 distribution received net of an estimated $1,887 due to the Class Action Settlement Fund representing the fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    RECOVERY OF CLASS ACTION SETTLEMENT COSTS AND EXPENSES

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

8.    INCOME TAXES

      As of December 31, 1996, the Fund had a net operative loss carry forward of approximately $74,725,166 which expires between 2005 and 2010. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

      A summary of the components of deferred taxes is as follows:

                                                       1996            1995
                                                       ----            ----
          Deferred Tax Asset
            Non Current:
          Net Operating Loss Carry Forward          $29,890,066     $31,987,840
          Valuation  Allowance                      (29,890,066)    (31,987,840)
                                                    -----------     -----------
                                                        -0-             -0-
                                                    ===========     ===========