Form 10QSB
period 1997-03-31
BANYAN HOTEL INVESTMENT FUND
filed 1997-05-15
CIK 764897

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

       |_|      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

                          Commission file Number 1-9043


                          Banyan Hotel Investment Fund
             (Exact Name of registrant as specified in its charter)

           Delaware                                            36-3361229

(State or other jurisdicton of                              (I.R.S. Employer)
incorporation or organization)                            Identification Number)

One Penn Plaza, Suite 1531, New York, New York                    10119
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (212) 736-7880


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No |_|.

Shares of Common Stock outstanding as of May 5, 1997: 12,403,565

Transitional Small Business Disclosure Format   Yes |_|.  No |X|.

                          PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BANYAN HOTEL INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                               1997               1996
ASSETS
Cash and Cash Equivalents                $     367,842      $    414,935
Investment Securities                          829,125           864,000
Interest Receivable on
 Cash and Cash
 Equivalents, Mortgages and
 Investment Securities                           8,822             8,318
Mortgage Loans  Receivable                     574,661           586,706
Prepaid Insurance                                1,573             6,290
Other Assets                                     4,437             4,437
                                          ------------      ------------
Total Assets                              $  1,786,460      $  1,884,686
                                          ============      ============
LIABILITIES AND
 STOCKHOLDERS' EQUITY

Liabilities
 Accounts Payable and
 Accrued Expense                          $     30,190      $     81,854
                                          ============      ============

Stockholders' Equity
Shares of Common Stock
 $0.01 Par Value,
 20,000,000 Shares
 Authorized, 12,403,565
 Shares Issued                            $ 87,477,847      $ 87,477,847

Accumulated Deficit                        (85,650,999)      (85,639,396)
Unrealized Losses on
 Investment Securities                         (62,389)          (27,430)
Treasury Stock, At Cost,
 for 32,757 Shares of
 Common Stock                                  ( 8,189)          ( 8,189)
                                          ------------      ------------
Total Stockholders'
 Equity                                   $  1,756,270       $  1,802,832
                                          ------------      ------------

                          BANYAN HOTEL INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1997 AND DECEMBER 31, 1996 (CONTINUED)
                                  (UNAUDITED)

                                          1997               1996
Total Liabilities and
 Stockholders' Equity                  $ 1,786,460       $ 1,884,686
                                      ============      ============


Book Value Per Share of
 12,403,565 Shares                     $      0.14       $      0.16
                                       ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
                                   (UNAUDITED)

                                                  1997               1996
INCOME
Interest Income on Cash
 and Cash Equivalents                     $      4,234         $    6,342
Interest Income on
 Investment Securities                          16,396             16,396
Interest Income on
 Mortgages Receivable                           16,207             13,820
                                          ------------         ----------
Total Income                              $     36,837         $   36,558
                                          ------------         ----------

EXPENSES
Stockholder Expenses                      $      2,068         $    5,749
Other Professional Fees                          1,179              2,547
General and Administrative                      45,193             37,938
                                          ------------         ----------
TOTAL EXPENSES                                  48,440         $   46,234
                                          ------------         ----------
Net Loss                                  $    (11,603)        $   (9,676)
                                          ============         ==========
Net Loss Per Share of
 Common Stock (Based
 on Number of Shares Out-
 standing of 12,403,565                   $       0.00        $      0.00
                                          ============         ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH, 31, 1997
                                  (UNAUDITED)

                                                                Unrealized
                                                                 Losses on
                                Shares of Common Stock          Investment
                             Shares               Amount        Securities
Stockholders
Equity (Deficit)
December 31, 1996             12,403,565       $87,477,847        $ (27,430)


Net Loss                         ---               ---                ---


Market Adjustment
March 31, 1997                   ---               ---              ( 34,959)
                             -----------       -----------       -----------

Stockholders'
Equity (Deficit)
March 31, 1997                12,403,565       $87,477,847         $ (62,389)
                             ===========       ===========       ============

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)
                                   (UNAUDITED)


                                Accumulated        Treasury
                                   Deficit         Stock              Total
Stockholders'
Equity (Deficit)             $  (85,639,396)         $ (8,189)     $ 1,802,832
Net Loss                            (11,603)             ---           (11,603)


Market Adjustment
March 31, 1997                        ---                ---           (34,959)
                             ---------------         --------      -----------



Stockholders'
Equity (Deficit)
March 31, 1997               $    (85,650,999         $ (8,189)    $ 1,756,270
                             =================        ========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                     1997        1996
CASH FLOWS FROM
OPERATING
ACTIVITIES:

NET LOSS                                           $(11,603)  $  (9,676)

Adjustment to
 Reconcile Net Loss
 to Net Cash (Used in)
 Provided by Operating
 Activities:
Amortization of Premium
 or discount on Investment
 Securities                                             (83)        (83)

Net Change in:
 Interest Receivable
 on Cash and Cash
 Equivalents and
 Investment Securities                                 (505)     (1,567)
Prepaid Insurance                                     4,717      (1,562)

Other Assets                                           --         6,247

Accounts Payable and
 Accrued Expenses                                   (51,664)      7,334
                                                   ---------  ---------
Net Cash (Used in)
 Provided by Operating
 Activities                                        $(59,138)  $     693
                                                   ---------  ---------
CASH FLOW FROM INVESTMENT
ACTIVITIES:

Net Investment in Mortgages
 or Principal Repayments                           $(12,045)  $ 249,213
                                                   ---------  ---------
Net Cash Provided by (Used in) Investment
 Activities                                        $(12,045)  $(249,213)
                                                   ---------  ---------

                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)
                                  (UNAUDITED)


                                                 1997                1996
Net Increase (Decrease)
in Cash and Cash
Equivalents                                   $  (47,093)         $(248,520)


Cash and Cash Equivalents
at Beginning of Period                           414,935            736,897
                                              -----------         ----------

Cash and Cash Equivalents
at End of Period                              $  367,842          $ 488,377
                                              ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

      Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31,1996, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.    FINANCIAL STATEMENT PRESENTATION

      The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.

2.    TRANSACTIONS WITH AFFILIATES

      Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $7,027 during the first quarter of 1996. The lease expired July 31, 1996.

      During 1996, the Fund reimbursed an affiliated company $20,082 for Health insurance premiums paid on behalf of the Fund. During the first quarter of 1997 this reimbursement amounted to $4,718.

3.    MORTGAGE LOANS RECEIVABLE

      In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("FAS 114"). Effective January 1, 1995, in accordance with FAS 114, the Fund has reclassified Mortgage Loans in Substantive Foreclosure to Mortgage Loans Receivable with an appropriate allowance for loan losses determined based on consideration of the fair value of the collateral of discounted future cash flows to be received.

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

3.    MORTGAGE LOANS RECEIVABLE (CONTINUED)

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

4.    INVESTMENT IN PARTNERSHIP

      In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1997 and 1996 since the carrying value of the partnership interest was reduced to zero as of December, 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

5.    INVESTMENT SECURITIES

      The Fund's investment securities portfolio at March 31, 1997 is as follow:

                                     Amortized Cost
                                         Net of
                                        Principal               Estimated
                                        Paydowns               Market Value
      Title of Each Issue                Received              at Mar. 31,
      and Name of Issuer              Mar. 31, 1997              1997 (2)

      Federal National
      Mortgage Assn.   (1)
      7.25%, 3/1/93 -
      5/25/22                       $         891,514        $          829,125
                                    -----------------        ------------------
                                    $         891,514        $          829,125
                                    =================        ==================

                          BANYAN HOTEL INVESTMENT FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

5.    INVESTMENT SECURITIES (CONTINUED)

(1) The guaranteed REMIC Pass-through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the Mortgages underlying each REMIC security. The stated maturity of these investment securities, under the market conditions as of the first quarter of 1997, is expected to be from February 25, 2005 to February 25, 2011. These expectations may change as interest rates on mortgage loans change.

(2) The fund has recorded a market adjustment of $62,389 representing unrealized losses on its investment securities based on current market values at March 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

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

      On August 3, 1994, The Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Fund for $.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Fund of "run-off" directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

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

      On October 14, 1996, the Fund was notified by the American Stock Exchange that its shares would be removed from listing on the Exchange, and that the last day of trading on the Exchange, would be October 25, 1996. The reason for this action was that the Fund no longer meets the requirements for continued listing, and Banyan had discontined previously announced negotiations to acquire a portfolio of retail shopping center properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)

      Also, on October 14, 1996, the Fund issued a press release stating the above facts, as well as that it had resumed negotiations to acquire, for cash and stock valued at approximately $80,000,000 a privately held domestic and international manufacturer and distributor of toys, hobby and leisure products with annual sales of approximately $80,000,000. Banyan noted that the acquisition of the toy, hobby and leisure products company was subject to negotiaton and execution of definitive agreements and subject to obtaining commitments for financing required to consummate the acquisition. Banyan also noted that certain aspects of the acquisition program would require stockholder approval and that the matter would be submitted to stockholders at a meeting on a date to be announced.

      During the week of October 28, 1996, the Fund's shares began trading on the NASD market with a ticker symbol of "VHTI".

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at March 31,1997 and December 31, 1996 was $367,842 and $414,935 respectively. At March 31, 1997 and December 31, 1996, the Fund also held investment securities during the quarter with a carrying value of $829,125 and $864,000, respectively.

      At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

      As of March 31, 1996, the Fund's mortgage loan portfolio consisted of three loans, as detailed in Note 3.

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

RESULTS OF OPERATIONS

      Total income for the three months ended March 31, 1997 and 1996 was $36,837 and $36,558 respectively.

      Operating expenses for the three months ended March 31, 1997 were slightly higher than those for the same period in 1996.

      The above changes for the three months ended March 31, 1997, when compared to the same period in 1996, resulted in an increase in the net loss to $11,603 ($0.00 per share) from $9,676 ($0.00 per share)

                                     FART II

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

BANYAN HOTEL INVESTMENT FUND


By:     /s/ Harvey Polly                                      Date:  May 5, 1997
        Harvey Polly, Director, President
        and Chief executive Officer


By:     /s/ Morton I. Kalb                                    Date:  May 5, 1997
        Morton I. Kalb, Director, Vice Pres.
        and Chief Financial Officer