Form 10QSB
period 1997-06-30
BANYAN HOTEL INVESTMENT FUND
filed 1997-08-14
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

        Registrant's telephone number including area code (212) 736-7880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

Shares of common stock outstanding as of August 1, 1997, 12,403,565

Transitional Small Business Disclosure Format. Yes |_| No |X|

                          PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BANYAN HOTEL INVESTMENT FUND
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                      1997             1996
                                                      ----             ----

ASSETS
Cash and Cash Equivalents                         $    342,517     $    414,935
Investment Securities - At Market                      857,250          864,000
Interest Receivable on Cash
  and Cash Equivalents, Investment
  Securities and Mortgages                               8,691            8,318
Mortgages Receivable - Related Party                   106,189          106,189
                     - Other                           456,092          480,517
Prepaid Insurance                                        7,283            6,290
Other Assets                                             4,437            4,437
                                                  ------------     ------------
Total Assets                                      $  1,782,459     $  1,884,686
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts Payable and Accrued
  Expenses                                        $     27,615     $     81,854
Commitments and Contingencies                               --               --
                                                  ------------     ------------

Stockholders' Equity
Shares of Common Stock $ 0.01
  Par Value, 20,000,000 shares
  Authorized, 12,403,565 shares
  Issued                                          $ 87,477,847     $ 87,477,847

Accumulated Deficit                                (85,680,465)     (85,639,396)

Treasury Stock, at Cost, for 32,757
  Shares of Common Stock                                (8,189)          (8,189)
Unrealized loss on Investment Sec.                     (34,349)         (27,430)
                                                  ------------     ------------
Total Stockholders' Equity                        $  1,754,844     $  1,802,832
                                                  ------------     ------------

Total Liabilities & Stockholders'
  Equity                                          $  1,782,459     $  1,884,686
                                                  ============     ============

Book Value per Share of Common Stock
(12,403,565 shares outstanding)                   $       0.14     $       0.15
                                                  ============     ============


The accompanying notes are an integral part of the financial statements

                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENTS OF INCOME AND EXPENSES
                 FOR THE SIX MONTHS ENDED JUNE 30,1997 AND 1996
                                   (UNAUDITED)

                                                         1997           1996

INCOME

Interest Income on Cash and Cash
  Equivalents                                          $   8,064      $  10,953
Interest Income on Mortgages Receivable                   32,119         31,018
Interest Income on Investment Securities                  32,792         32,792
                                                       ---------      ---------
Total Income                                           $  72,975      $  74,763
                                                       ---------      ---------

EXPENSES

Stockholder Expenses                                   $   4,214      $  10,740
Other Professional Fees                                   22,622          3,716
General and Administrative                                87,208         86,456
                                                       ---------      ---------
Total Other Expenses                                   $ 114,044      $ 100,912

(Recovery of) Class Action
  Settlement Costs and Expenses                               --         (2,669)
                                                       ---------      ---------
Total Expenses                                         $ 114,044      $  98,243
                                                       ---------      ---------
Net Income (Loss)                                      $ (41,069)     $ (23,480)
                                                       =========      =========

Net Income (Loss) Per Share of
  Common Stock  Based on Shares
  Outstanding of 12,403,565                            $   (0.00)     $   (0.00)
                                                       =========      =========


The accompanying notes are an integral part of the financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED JUNE 30,1997 AND 1996
                                   (UNAUDITED)

                                                          1997           1996

INCOME

Interest Income on Cash and
  Cash Equivalents                                      $  3,830       $  4,611
Interest Income on Mortgages Receivable                   15,913         17,198

Interest Income on Investment
  Securities                                              16,396         16,936
                                                        --------       --------
    Total Income                                        $ 36,139       $ 38,205
                                                        --------       --------

EXPENSES

Stockholders' Expenses                                  $  2,145       $  4,991
Other Professional Fees                                   21,443          1,169
General and Administrative                                42,017         48,518
                                                        --------       --------
Total Other Expenses                                    $ 65,605       $ 54,678
(Recovery of) Class action Settlement
  Costs and Expenses                                          --         (2,669)
                                                        --------       --------
    Total Expenses                                      $ 65,605       $ 52,009
                                                        --------       --------
    Net Income (Loss)                                   $(29,466)      $(13,804)
                                                        ========       ========

Net Income (Loss) Per Share
  of Common Stock Based on
  12,403,565 Shares Outstanding                         $  (0.00)      $  (0.00)
                                                        ========       ========


The accompanying notes are an integral part of the financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                 Common Stock          Accumulated   Treasury    Unrealized     Total
                             Shares       Amount         Deficit       Stock        Loss
                           -----------------------------------------------------------------------------
Stockholders' Equity
(Deficit) Dec. 31, 1996    12,403,565   $87,477,847   $(85,639,396)  $(8,189)     $(27,430)   $1,802,832

Net Loss                         --            --     $    (41,069)     --            --      $  (41,069)

Market Adjustment
June 30, 1997                    --            --             --        --        $ (6,919)   $   (6,919)

                           -----------------------------------------------------------------------------
Balance June 30, 1997      12,403,565   $87,477,847   $(85,680,465)  $(8,189)     $(34,349)   $1,754,844
                           =============================================================================

    The accompanying notes are an integral part of the financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                         1997            1996

CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET INCOME (LOSS)                                     $ (41,069)      $ (23,480)

Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  (used in) Operating Activities:

Amortization of Premium or Discount
  on Investment Securities                                 (167)           (166)

Net Change in:

  Interest Receivable on Cash
  and Cash Equivalents and
  Investment Securities                                    (375)         (1,178)

Prepaid Insurance and Expenses                             (993)         (9,618)

Other Assets                                                 --           1,810

Accounts Payable and
  Accrued Expenses                                      (54,239)        (18,023)
                                                      ---------       ---------
Net Cash Used in Operating Activities                 $ (96,843)      $ (50,655)
                                                      ---------       ---------

CASH FLOW FROM INVESTING
  ACTIVITIES:

Investment in Mortgages - Net of
  Amortization Received                                  24,425        (238,113)
                                                      ---------       ---------

Net (Decrease) increase in Cash
  and Cash Equivalents                                $ (72,418)      $(288,768)

Cash and Cash Equivalents at
  Beginning of Period                                   414,935         736,897
                                                      ---------       ---------

Cash and Cash Equivalents at End
  of Period                                           $ 342,517       $ 448,129
                                                      =========       =========


The accompanying notes are an integral part of the financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

      Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.    FINANCIAL STATEMENT PRESENTATION

      The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of June 30, 1997 and for the three months ended June 30, 1997 and 1996. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the fund unless otherwise indicated.

2.    TRANSACTIONS WITH AFFILIATES

      Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $14,193 during the first half of 1996. The lease expired July 31, 1996.

      During 1996, the Fund reimbursed an affiliated company $20,082 for Health insurance premiums paid on behalf of the Fund. During the first half of 1997 this reimbursement amounted to $9,797.

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

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

3.    MORTGAGE LOANS RECEIVABLE (CONTINUED)

      On February 29, 1996, the Fund made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years.

      This carrying amount of the above three mortgage loans approximates their fair values.

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

5.    INVESTMENT SECURITIES

      The Fund's investment securities portfolio at June 30, 1997 is as follows:

                                  Amortized Cost
                                      Net of
                                     Principal                Estimated
                                     Paydowns                Market Value
Title of Each Issue                  Received                at June 30,
and Name of Issuer                 June 30, 1997               1997(2)

Federal National
Mortgage Assn.(1)
7.25%, 3/1/93-5/25/22                $ 891,598                $ 857,250
                                     ---------                ---------
                                     $ 891,598                $ 857,250
                                     =========                =========

(1) The Guaranteed Remic Pass-Through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment securities is dependent upon the repayments of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it relates to the interest rates of the mortgages underlying each REMIC security. The stated maturity of these investment securities, under the market conditions of the second quarter of 1997, is expected to be from February 25, 2005 to February 25, 2011. These expectations may change as interest rates on mortgage loans change.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

5.    INVESTNEBT SECURITIES (CONTINUED)

(2) The Fund has recorded a market adjustment of $34,348 representing unrealized losses on its investment securities based on current market values at June 30, 1997.

6. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES

      During the first six months of 1996, the Fund received a cash distribution of $4,270 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the period ended June 30, 1996, the Fund recorded a recovery of $2,669 of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $2,669 net recovery recorded in 1996 represents the $4,270 distribution received net of an estimated $1,601 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. At June 30, 1997, the Fund has a total liability to the Class Action Settlement of $332.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash and Cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at June 30, 1997 and December 31, 1996 was $342,517 and $414,935 respectively. This decrease in cash and cash equivalents is due primarily to a reduction of approximately $54,239 in accounts payable. At June 30, 1997 and December 31, 1996, the Fund also held investment securities with a carrying value of $857,250 and $864,000, respectively.

      At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

      As of June 30, 1997, the Fund had an investment of $562,281 (net of principal payments received) in three mortgages. These mortgage loans are more fully described in Item 3 on Page 7 of this report.

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

RESULTS OF OPERATIONS

      Total income for the six months ended June 30, 1997 and 1996 was $72,975 and $74,763 respectively.

      Operating expenses for the six months ended June 30,1997 increased by approximately $15,800 when compared to the same period in 1996. It should be noted that the 1997 period included $20,000 in legal costs resulting from a now discontinued acquisition negotiation.

      During the period ended June 30, 1996, the Fund recorded a net recovery of $2,669 from the liquidating trust established for the benefit of unsecured creditors of VMS Realty Partners.

      The above changes for the six months ended June 30, 1997, when compared to the same period in 1996, resulted in an increase in the net loss to $41,069 ($0.00 per share) from $23,480 ($0.00 per share).

      On June 30, 1997, the company issued a press release stating that negotiations to acquire a privately held domestic and international manufacturer and distributor of toys, hobby and leisure products had been terminated. The company also announced that it would continue to pursue other acquisitions.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   No exhibits are included with this Report

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


BANYAN HOTEL INVESTMENT FUND


    /s/ Harvey Polly

By: /a/ Harvey Polly                                  Date: August 1, 1997
    Harvey Polly, Director, President
    and Chief Executive Officer



    /s/ Morton I. Kalb

    /a/ Morton I. Kalb                                Date: August 1, 1997
    Morton I. Kalb, Director, Vice Pres.
    and Chief Financial Officer