Form 10QSB
period 1997-09-30
BANYAN HOTEL INVESTMENT FUND
filed 1997-11-13
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of

     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) of

     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

Shares of common stock outstanding as of November 5, 1997: 12,403,565

Transitional Small Business Disclosure Format   Yes   .   No X .

                          PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                          BANYAN HOTEL INVESTMENT FUND
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                        1997             1996
                                                        ----             ----

ASSETS

Cash and Cash equivalents                           $    214,330   $    414,935
Investment Securities                                       --          864,000
Interest Receivable on Cash
 and Cash Equivalents and Investment
 Securities                                               19,056          8,318
Mortgage - Loans Receivable - Related Party              106,189        106,189
                            - Other                    1,443,372        480,517
Prepaid Insurance & Expenses                               1,821          6,290
Other Assets                                               4,437          4,437
                                                    ------------   ------------
Total Assets                                        $  1,789,205   $  1,884,686
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts Payable and Accrued Expenses              $     29,113   $     81,854
Commitments and Contingencies                               --             --
                                                    ------------   ------------
Stockholders' Equity
Shares of Common Stock. $0.01
 Par Value, 20,000,000 shares
 Authorized, 12,403,565 shares
 Issued                                             $ 87,477,847   $ 87,477,847
Accumulated Deficit                                  (85,709,566)   (85,639,396)

Treasury Stock, at Cost, for 32,757
 Shares of Common Stock                                   (8,189)        (8,189)
Unrealized Loss on Investment Securities                    --          (27,430)
                                                    ------------   ------------
Total Stockholders' Equity                          $  1,760,092   $  1,802,832
                                                    ------------   ------------
Total Liabilities & Stockholders'
 Equity                                             $  1,789,205   $  1,884,686
                                                    ============   ============

Book Value Per Share of Common Stock
 12,403,565 shares outstanding                      $       0.14   $       0.15
                                                    ============   ============

    The accompanying notes are an integral part of the Financial Statements.

                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENTS OF INCOME AND EXPENSES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
                                  (UNAUDITED)

                                                          1997           1996
                                                          ----           ----

INCOME
Interest Income on Cash and Cash
 Equivalents                                           $  11,090      $  15,582
Interest Income on Mortgages Receivable                   62,591         47,910
Interest Income on Investment
 Securities                                               41,715         49,189
                                                       ---------      ---------
Total Income                                           $ 115,396      $ 112,681
                                                       =========      =========
EXPENSES
 Stockholders' Expenses                                $   6,264      $  15,752

 Other Professional Fees                                  33,413         14,710

 General and Administrative                              132,320        130,933
                                                       ---------      ---------
Total Expenses                                         $ 171,997      $ 161,395

Recovery of Class Action
 Settlement Costs and Expenses                            (7,320)        (2,669)
Loss on Sale of
 Investment Securities                                    20,889           --
                                                       ---------      ---------
Total Expenses                                         $ 185,566      $ 158,726
                                                       ---------      ---------
Net Income (Loss)                                      $ (70,170)     $ (46,045)
                                                       =========      =========
Net Income (Loss) Per Share of
 Common Stock based on Shares
 Outstanding of 12,403,565                             $    0.00      $    0.00
                                                       =========      =========

    The accompanying notes are an integral part of the financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENT OF INCOME AND EXPENSES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                                           1997          1996
                                                           ----          ----

INCOME

Interest Income on Cash and
 Cash Equivalents                                       $  3,026       $  4,629

Interest Income on Mortgages Receivable                   30,472         16,892

Interest Income on Investment
 Securities                                                8,923         16,397
                                                        --------       --------
Total Income                                            $ 42,421       $ 37,918
                                                        ========       ========

EXPENSES

Expenses from Lending Activities:
 Loss on Sale of Investment Securities                  $ 20,889           --
 Recovery of Losses on Mortgages,
 Loans, Notes and Interest                                (7,320)          --
                                                        --------       --------
                                                        $ 13,569
                                                        --------       --------

OTHER EXPENSES:

Stockholder Expenses                                    $  2,050       $  5,012
Other Professional Fees                                   10,791         10,994
General and Administrative                                45,112         44,477
                                                        --------       --------
Total Other Expenses                                    $ 57,953       $ 60,483
                                                        --------       --------
Total Expenses                                          $ 71,522       $ 60,483
                                                        --------       --------
Net Income (Loss)                                       $(29,101)      $(22,565)
                                                        ========       ========

Net Income (Loss) Per Share
   of Common Stock based on Shares
   Outstanding of 12,403,565                            $   0.00       $   0.00
                                                        ========       ========

    The accompanying notes are an integral part of the financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPT. 30, 1997
                                   (Unaudited)

                                Common Stock         Accumulated    Treasury     Total
                             Shares       Amount       Deficit       Stock
                           ---------------------------------------------------------------
Stockholders' Equity
 (Deficit) Dec. 31, 1996   12,403,565  $87,477,847  $(85,534,593)   $(8,189)  $ 1,935,065

Net Loss                         --           --         (70,170)      --     $   (70,170)

                           ---------------------------------------------------------------

Stockholders' Equity
 (Deficit) Sept. 30, 1997  12,403,565  $87,477,847  $(85,604,763)   $(8,189)  $ 1,864,895
                           ===============================================================

    The accompanying notes are an integral part of the financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                                            1997         1996
                                                            ----         ----

Cash Flow from Operating
 Activities:

Net Income (loss)                                       $ (70,170)    $ (46,045)

Amortization of Premium or (Discount)
 on Investment Securities                                    (209)         (251)

Net Change in:
   Interest Receivable                                    (10,738)       (1,120)
   Prepaid Insurance                                        4,469        (1,776)
   Other Assets                                              --           5,907
   Accounts Payable and
    Accrued Expenses                                      (52,741)      (23,556)
                                                        ---------     ---------

Net Cash Used in Operating Activities                   $(129,389)    $ (66,841)
                                                        =========     =========

Cash Flow From Investing Activities:

 Proceeds from Sale of Inv. Securities                  $ 870,750     $    --
 Loss on Sale of Inv. Securities                           20,889          --
 Investment in Mortgages -  Net of Principal
  Payments Received                                      (962,855)     (226,705)
                                                        ---------     ---------

Net Cash Used in or Provided by
 Investment Activities                                  $ (71,216)    $(226,705)
                                                        ---------     ---------

Net Increase or (Decrease) in Cash and
 Cash equivalents                                       $(200,605)    $(293,546)

Cash and Cash Equivalents at Beginning
 of Period                                                414,935       736,896
                                                        ---------     ---------

Cash and Cash Equivalents at End
 of Period                                              $ 214,330     $ 443,350
                                                        =========     =========

     The accompanying notes are an integral part of the financial statements

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

     Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1996, which are included in the Fund's 1996 Form 10K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of the Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of September 30, 1997 and for the three months ended September 30, 1997 and 1996. These adjustments made in the financial statements, as presented, are all of a normal recurring nature to the fund unless otherwise indicated.

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

     On February 29, 1996, the Fund made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years.

     On August 20, 1997, the Fund made a first mortgage loan in the amount of $1,000,000, which is secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan is due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan.

     The carrying amount of the above three mortgage loans approximate their fair values.

                          BANYAN HOTEL INVESTMENT FUND
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

3.   INVESTMENT IN PARTNERSHIP

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

4. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES

     During the first nine months of 1997 and 1996, the Fund received cash distributions of $9,760 and $4,270 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the periods ended September 30, 1997 and 1996, the Fund recorded recoveries of $7,320 and $2,669 of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $7,320 net recovery recorded in 1997 represents the $9,760 distribution received net of $2,440 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. The $2,669 net recovery recorded in 1996 represents the $4,270 distribution received net of $1,601 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. At September 30, 1997, the Fund had no liability to the Class Action Settlement Fund.

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

                          BANYAN HOTEL INVESTMENT FUND
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL (CONTINUED)

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

     On February 15, 1995, a change in control of the Fund occurred pursuant to the closing of the sale of shares of common stock in the Fund to Mr. Polly per the terms of the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Fund's then outstanding shares of common stock for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Fund a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired pursuant to the tender offer and the shares purchased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS directly from the Fund, not less than 3,335,000 and not more than 40% of the shares of common stock of the Fund after giving effect to the shares issued in connection with the Purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Fund for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Fund, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly is the beneficial owner of 3,335,983 shares, or approximately 27% of the Fund's outstanding voting shares of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at September 30, 1997 and December 31, 1996 was $214,330 and $414,935, respectively. This reduction in cash and cash equivalents is due primarily to the mortgage investments made by the Fund. At December 31, 1996, the Fund also held investment securities with a carrying value of $864,000.

     As of September 30, 1997, the Fund had an investment of $1,549,561 (net of principal payments received) in four mortgages. These mortgage loans are more fully described in Item 2 on page 7 of this report.

     During the first nine months of 1997 and 1996, the Fund received cash distributions of $9,760 and $4,270 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the periods ended September 30, 1997 and 1996, the Fund recorded recoveries of $7,320 and $2,669 of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The $7,320 net recovery recorded in 1997 represents the $9,760 distribution received net of $2,440 due to the Class Action settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. The $2,669 net recovery recorded in 1996 represents the $4,270 distribution received net of $1,601 due to the Class Action Settlement Fund for the Fund's share of amounts due per the terms of the previously settled VMS securities litigation. At September 30, 1997, the Fund had no liability to the Class Action Settlement Fund.

     The Fund's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Fund; (ii) interest earned from the investment of cash and cash equivalents and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidation trust, if any.

RESULTS OF OPERATIONS

     Total income for the nine months ended September 30, 1997 and 1996 was $115,396 and $112,681 respectively. The increase in total income for the nine months ended September 30, 1997 when compared to the same period in 1996 is due primarily to the higher rate of return on the Fund's mortgage investments.

     Operating expenses for the nine months ended September 30, 1997 increased somewhat when compared to the same period in 1996. This increase is due primarily to increased professional fees resulting from, now discontinued, acquisition negotiations.

     During August of 1997 the Fund sold its investment in marketable securities and realized a loss of $20,889. Management determined that it would benefit the Fund to sell these securities in order to invest the proceeds in the higher yielding mortgage.

     During the periods September 30, 1997 and September 30, 1996. The Fund recorded net recoveries of $7,320 and $2,669 respectively from the liquidating trust established for the benefit of unsecured creditors of VMS Realty Partners.

     The above changes for the nine months ended September 30, 1997, when compared to the same period in 1996, resulted in increase in the net loss to $70,170 ($0.00 per share) from $46,045 ($0.0 per share). This increase in net loss is due primarily to the loss on sale of marketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

(b)  None

                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN HOTEL INVESTMENT FUND


By: /s/ Harvey Polly                                   Date: November 5, 1997
    Harvey Polly, Director, President
    and Chief Executive Officer

    /s/ Morton I. Kalb                                 Date: November 5, 1997
    Morton I. Kalb, Director, Vice Pres.
    and Chief Financial Officer