Form 10KSB
period 1997-12-31
BANYAN HOTEL INVESTMENT FUND
filed 1998-04-03
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the year ended December 31, 1997

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  ________________ to  ____________

                          Commission File Number 1-9043

                          Banyan Hotel Investment Fund
             (Exact name of Registrant as specified in its charter)

           Delaware                                            36-3361229
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)

One Penn Plaza, Suite 1531, New York, New York                   10119
(Former Address: 150 S. Wacker Drive, Chicago, IL.)              60606
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

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X ).

The Registrant's Revenue for the preceding twelve months was $165,457 Shares of common stock outstanding as of February 23, 1998: 12,338,051 aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $13,510,165.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on Page of sequentially numbered pages. Transitional Small Business Disclosure Format Yes __. No X.

                               TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business .............................................1
Item 2.  Description of Property .............................................5
Item 3.  Legal Proceedings ...................................................5
Item 4.  Submission of matters to a
          Vote of Security Holders ...........................................5

                                     PART II

Item 5.  Market for Common Equity and
          Related Shareholder Matters ........................................6
Item 6.  Management's Discussion and
          Analysis of Plan of Operation ......................................7
Item 7.  Financial Statements ...............................................10
Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ............................10

                                    PART III

Item 9.  Directors, Executive Officers, Promotors
          and Control Persons of the Registrant .............................11
Item 10. Executive Compensation .............................................12
Item 11. Security Ownership of Certain Beneficial
          Owners and Management .............................................13
Item 12. Certain Relationships and Related Transactions :....................14
Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ...............................................14
SIGNATURES ..................................................................15

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS

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

     On October 14, 1996, the Fund was notified by the American Stock Exchange that its shares would be removed from listing on the Exchange and that the last day of trading on the Exchange, would be October 25, 1996. The reason for this action was that the Fund no longer met the requirements for continued listing, and Banyan had discontinued previously announced negotiations to acquire a portfolio of retail shopping center properties.

     Also, on October 14, 1996, the Fund issued a press release stating the above facts, as well as that it had resumed negotiations to acquire, for cash and stock valued at approximately $80,000,000 a privately held domestic and international manufacturer and distributor of toys, hobby and leisure products with annual sales of approximately $80,000,000. Banyan noted that the acquisition of the toy, hobby and leisure products company was subject to negotiations and execution of definitive agreements and subject to obtaining commitments for financing required to consummate the acquisition. Banyan also noted that certain aspects of the acquisition program would require stockholder approval and that the matter would be submitted to stockholders at a meeting on a date to be announced. During 1997, negotiations for this acquisition were terminated.

     During the week of October 28, 1996, the Fund's shares began trading on the NASD market with a ticker symbol if "VHTI".

     On February 9, 1998, the Fund announced that an agreement had been entered into providing for the acquisition of approximately 38% of the shares of the Fund by Fifteen Brickell Corp. The Fund noted that it expected to close this transaction in mid March 1998, assuming Brickell's satisfactory completion of its due dilligence review of the operations, business and financial condition of the Fund. The mid March closing date was delayed to March 31st, and as of March 26, 1998 negotiations are proceeding.

     The Fund has attempted to reduce the ongoing operating expenses and increase the revenues of the Fund in order to maximize the net cash return to shareholders. The Fund's ultimate return to shareholders is dependent upon management's ability to make profitable acquisitions and utilize its net operating loss.

     Below is a summary and current status for each of the Fund's remaining assets at December 31, 1997.

     The Fund currently owns a 50% limited partnership interest in the Santa Barbara Biltmore Partnership which was originally recorded by the Fund at its fair market value and is accounted for on the equity method. This asset is illiquid due to the poor operating performance of the hotel. While the fund believes that the operation of the hotel may improve over time to the point that sale of this asset could result in a recovery of a portion of the Fund's investment, the timing and amount of such a recovery is difficult to predict. The Fund did not record losses related to its interest in the Santa Barbara Biltmore during 1997, 1996, 1995, 1994 and 1993 since the carrying value of the partnership interest was reduced to zero as of December, 1992 and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

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

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 1997, the Fund owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. In addition, see Note 3 of the Notes to Financial Statements for certain information pertaining to the property which collateralized the Fund's mortgage loans.

ITEM 3. LEGAL PROCEEDINGS

     The Registrant is not aware of any material pending legal proceedings as of February 23, 1998, nor were any proceedings terminated during the year ended December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Fund did not submit any matter to a vote of its security holders during the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Fund's shares of common stock were traded on the American Stock Exchange ("AMEX") (Symbol - VHT), through October 25, 1996. Thereafter, the Fund's shares have been traded on the NASD market (Symbol - VHTI). The range of high and low closing prices per share for each of the quarters in the years ended December 31, 1997 and 1996 are as follows:

                                   Share Price

Quarter                           1997          1996
                                  ----          ----

     1.          High            $3.312       $1 187
                 Low              0.875        0.687

     2.          High             1.875        1.500
                 Low              1.000         .500

     3.          High             2.218        1.625
                 Low              0.750        0.625

     4.          High             2.281        1.187
                 Low              0.875        0.500

     Prior to the acquisition of the Fund by Mr. Polly (see Item 1. Description of Business), the Fund had suspended distribution due to interruption in the Fund's cash flow resulting from defaults by borrowers on the Fund's mortgage loans, the modest size of the Fund's cash position and the uncertainty regarding the cash requirements for operating activities. No distributions were declared by the Fund in 1997 and 1996.

     On October 14, 1996, the Fund was notified by the American Stock Exchange that its shares would be removed from listing on the Exchange, and that the last day of trading, on the Exchange, would be October 25, 1996. The reason for this action was that the Fund no longer met the requirements for continued listing, and Banyan had discontinued previously announced negotiations to acquire a portfolio of retail shopping center properties.

     Also, on October 14, 1996, the Fund issued a press release stating the above facts, as well as that it had resumed negotiations to acquire for cash and stock valued at approximately $80,000,000, a privately held domestic and international manufacturer and distributor of toys, hobby and leisure products with annual sales of approximately $80,000,000. Banyan noted that the acquisition of the toy, hobby and leisure products company was subject to negotiations and execution of definitive agreements and subject to obtaining commitments for financing required to consummate the acquisition. Banyan also noted that certain aspects of the acquisition program would require stockholder approval and that the matter would be submitted to stockholders at a meeting on a date to be announced. During 1997, negotiations for this acquisition were terminated.

     During the week of October 28, 1996, the Fund's shares began trading on the NASD market with a ticker symbol of "VHTI".

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
        (continued)

     On February 9, 1998, the Fund announced that an agreement had been entered into providing for the acquisition of approximately 38% of the shares of the Fund by Fifteen Brickell Corp. The Fund noted that it expected to close this transation in mid March, 1998, assuming Brickell's satisfactory completion of its due dilligence review of the operations, business and financial condition of the Fund.

     At December 31, 1997, there were 2,341 record holders of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Banyan Hotel Investment Fund (the "Fund"), was originally formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS"), secured by hotel and resort properties. The Fund has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

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

     Upon the closing of the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the fund's then current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Fund, no further arrangements or understanding among the Fund or its new Officers and Directors existed. On February 15,1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis G. Ryckman and Harvey Polly were appointed as new Directors of the fund. in addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr.Morton I. Kalb as Vice President, and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, Mr Polly's and the Fund's address of their principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Fund's cash and cash equivalents balance at December 31, 1997 and 1996 was $238,097 and $414,935 respectively. This decrease in cash and cash equivalents is due primarily to the mortgage investments made by the Fund and by the payment of the Fund's operating expenses. On February 15,1995, the purchase by Mr. Polly of 2,047,766 shares of common stock from the Fund, resulted in cash proceeds of approximately $450,000 to the Fund. During 1997, the Fund received approximately $165,000 in investment income on its cash and cash equivalents and investments.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

     At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

     During 1997, the Fund invested $1,000,000 in a mortgage. This mortgage yields 12% and is for a term of 7 1/3 months.

     On November 18, 1993 in final settlement of guarantees of VMS Realty Partners of loans made by the Fund in prior years, the Fund received an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31, 1993, the Fund valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1997 and 1996 the Fund recorded $19,901 and $3,146 respectively, on its Statement of Income and Expenses as a recovery of the Provision for losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust The $19,901 net recovery recorded in 1997 includes a $26,535 distribution received net of an estimated $6,634 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

     The Fund's ultimate return of cash to its shareholders it dependent upon, among other things: (i) the activities undertaken by the Fund; (ii) interest earned from the investment of cash and cash equivalents, mortgages and investment securities; (iii) the Fund's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust.

RESULTS OF OPERATIONS

     Total income for the years ended December 31, 1997 and 1996 was $165,457 and $150,428, respectively. The $15,000 increase in total income between 1997 and 1996 is the result of an increase in interest earned on the Fund's mortgage investments, partially offset by a decrease in interest earned on investment securities due to a lesser amount of securities held.

     Total expenses for the years ended December 31, 1997 and 1996 decreased by $9,559. This decrease in expenses was due to elimination of American Stock Exchange listing fees.

     During 1997 and 1996, the Fund recorded net recoveries of losses on loans, notes and interest receviable, of $19,901 and $3,146, respectively. During 1997 and 1996, the Fund did not record losses related to its interest in the Santa Barbara Biltmore Hotel since the carrying value of the partnership interest was reduced to zero as of December 31, 1992, and the Fund has no obligation to make additional capital contributions to, or pay the liabilities of, the partnership. During 1997, the Fund realized a loss of $20,889 on the sale of investment securities.

The net loss for 1997 was $84,309 ($0.01 per share) and 1996 was $104,803 ($0.01 per share), respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any computer programs that have time-sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that none of its operations will be impacted by the Year 2000 Issue except to the extent that its significant borrowers are unable to remediate their own Year 2000 Issues, in connection with performing its assessment, the Company has initiated formal communications with all its significant borrowers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

ITEM 7. FINANCIAL STATEMENTS

     See index to Consolidated Financial Statements on Page F-1 of this Report for Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT

     The following individuals are Directors and the Executive Officers of the
Fund:

          Harvey Polly                      Director, President and
                                            Chief Executive Officer

          Morton I. Kalb                    Director, Vice President
                                            and Chief Financial Officer

          Willis G. Ryckman                 Director

          Leo Yarfitz                       Director

     HARVEY POLLY, age 69, is a Director, President and Chief Executive Officer of the Fund. Mr. Polly also serves as the Chief Executive Officer and a stockholder of H/R Industries, Inc., H/R Industries, Inc. is essentially a personal holding company which was formed in 1984 under the name Helena Rubinstein, Inc., and was engaged from 1984 until 1988 in various aspects of the cosmetic business. In 1988, the name of the corporation was changed to Elite Industries, Ltd., and in 1990 the name was changed to H/R industries, Inc.. Mr. Polly has been involved in the railroad business for approximately twenty years. In 1973 he founded and became a major stockholder in Emons Industries, Inc., which was formed on the basis of the acquisition of the Maryland and Pennsylvania Railroad Company. Since the founding of Emons Industries, Inc., Mr. Polly has been involved in the railroad freight car business, Mr. Polly has been, since 1975, Chief Executive Officer and a stockholder of Railway Freight Car Service, Inc., which is involved in the railroad boxcar leasing business. In 1994 and 1995, Mr. Polly was Chairman of CAGY Industries, inc., the publicly held holding company for the Columbus and Greenville Railway, the Chattooga and Chicamauga Railway and the Redmont Railway and was the largest stockholder with approximately 40% of the outstanding shares of common stock. Mr. Polly sold his shares and resigned from the Board effective February 16, 1995. Since 1988 he has served on the Board of Directors of the Delaware Otsego Corp., which is a publicly held corporation that operates the New York Susquehanna and Western Railroad. In prior years, Mr. Polly was also a stockholder and heavily involved in the operations of the Louisiana Midland Railroad. He is also presently a stockholder and Officer of SLF of Martin County, Inc., a real estate development company. From 1987 to 1990 he was a principal shareholder, Chief Executive Officer and Director of Hanover Bank of Florida, a publicly held corporation.

     MORTON I. KALB, age 64, is a Director, Vice President and Chief Financial Officer of the Fund. Mr. Kalb has served as Vice President of H/R Industries, Inc., since July 1984. Mr. Kalb is also a certified Public Accountant.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT (continued)

     WILLIS G. RYCKMAN, age 52 is a Director of the Fund. Mr. Ryckman has served as Chairman of the Board of Directors of Tri-Tech Labs since August 1990. From December 1966 through August 1990, Mr. Ryckman was Senior Vice President of Manufacturers Hanover Trust Company.

     LEO YARFITZ, age 81, is a Director of the Fund, Mr. Yarfitz has been a financial consultant with Sterling Management of Florida since June 1990. From October 1987 until October 1989, Mr. Yarfitz served as Chief Financial Officer of Hanover Bank of Florida. From October 1989 until December 1989, Mr. Yarfitz served as President of Hanover Bank of Florida.

ITEM 10. EXECUTIVE COMPENSATION

A.   DIRECTOR COMPENSATION

     No arrangements currently exist with respect to payments to the Directors for their service on the Fund's Board of Directors, and no fees have been paid in 1996 and 1997.

B.   EXECUTIVE COMPENSATION

     Compensation paid to Executive Officers for the years ended December 31, 1997 and 1996 is as follows:


                                                             Annual Compensation
                                                             -------------------
                                                                           Other
                                  Year       Salary       Bonus     Compensation
                                  ----       ------       -----     ------------
Morton I. Kalb                    1997       $55,600       N/A          N/A
Vice President & Chief            1996       $55,600       N/A          N/A
Financial Officer
Celia Zisfein                     1997       $28,600       N/A          N/A
Secretary                         1996       $21,600       N/A          N/A


There were no long term compensation awards or payouts during the years 1997 or 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 23, 1998, the following persons or entities were known by the Fund to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Fund:

                             Name of        Amount and Nature of       Percent
 Title of Class          Beneficial Owner   Beneficial Ownership       Of Class

 Shares of Common         Mr. Harvey Polly   3,380,983 shares            27%
 Stock $.01 Par
  Value

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

     The following table sets forth the ownership of shares owned directly or indirectly by the Directors and Principal Officers of the Fund as of February 23, 1998:

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

     Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $15,050 during 1996 which is equal to the rent paid by the affiliate to the landlord. The lease expired July 31, 1996 and the Fund executed a new lease with the landlord for a period of two years. The Fund's future rental payments will be $17,360.

     During 1997 and 1996, the Fund reimbursed an affiliated company $21,534 and $20,082 respectively, for health insurance premiums paid on behalf of the Fund. Included in this reimbursement is $7,080 and $4,166 which is prepaid as of December 1997 and 1996 respectively.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report.

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

(b)  No reports on Form 8-K were filed during the year ending December 31, 1997.

(c)  See Item 13 (a) (3) above.

(d)  None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN HOTEL INVESTMENT FUND

 By: /s/ Harvey Polly                                       Date: March 2, 1998
     Harvey Polly, Director, President
     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 By: /s/ Harvey Polly                                       Date: March 2, 1998
     Harvey Polly, Director, President
     and Chief Executive Officer

     /s/ Morton I. Kalb                                     Date: March 2, 1998
     Morton I. Kalb
     Vice President and
     Chief Financial Officer

     /s/ Willis Ryckman                                     Date: March 2, 1998
     Willis Ryckman, Director

     /s/ Leo Yarfitz                                        Date: March 2, 1998
     Leo Yarfitz, Director

                          BANYAN HOTEL INVESTMENT FUND

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 13(a) (1) and (2)

                                                                       Pages

 Report of Independent Auditors                                       F-2

 Consolidated Balance Sheets as of
 December 31, 1997 and 1996                                           F-3

 Consolidated Statements of Income and Expenses
 For the Years Ended December 31, 1997 and 1996                       F-4

 Consolidated Statements of Stockholders' Equity
 For the Years Ended December 31, 1997 and 1996                       F-5 & 6

 Consolidated Statements of Cash Flow for the
 Years Ended December 1997 and 1996                                   F-7 & 8

 Notes to Consolidated Financial Statements                           F-9 to 14

                         Report of Independent Auditors

The Stockholders
Banyan Hotel Investment Fund

We have audited the accompanying consolidated balance sheets of Banyan Hotel Investment Fund (the "Fund") as of December 31, 1997 and 1996, and related consolidated statements of income and expenses, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Hotel Investment Fund at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   /s/ Ernst & Young LLP

New York, New York
March 17, 1998

                          BANYAN HOTEL INVESTMENT FUND
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996

ASSETS                                                1997              1996
                                                      ----              ----

 Cash and Cash Equivalents                       $    238,077      $    414,935
 Investment Securities                                   --             864,000
 Interest Receivable on Mortgages
   Receivable and Investment Sec.                      14,188             8,318
 Mortgage Loans Receivable:
   Related Party                                      106,189           106,189
   Other                                            1,430,300           480,517
   Prepaid Insurance                                    7,080             6,290
   Other Assets                                         4,437             4,437
                                                 ------------      ------------
   Total Assets                                  $  1,800,271      $  1,884,686
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts Payable, Accrued
   Expenses and Deferred Income                  $     54,358      $     81,854
                                                 ------------      ------------


 Commitments and Contingencies

 Stockholders' Equity
 Shares of Common Stock $0.01 Par Value
   20,000,000 Shares Authorized,
   12,338,051 Shares Outstanding                   87,477,847        87,477,847
 Accumulated Deficit                              (85,723,745)      (85,639,396)
 Unrealized Loss on Investment
   Securities                                            --             (27,430)
 Treasury Stock, At Cost, for 32,757
   Shares of Common Stock                              (8,189)           (8,189)
                                                 ------------      ------------

 Total Stockholders' Equity                         1,745,913         1,802,832
                                                 ------------      ------------

 Total Liabilities and Stockholders'
   Equity                                        $  1,800,271      $  1,884,686
                                                 ============      ============


                             See accompanying notes

                          BANYAN HOTEL INVESTMENT FUND
                 Consolidated Statements of Income and Expenses
                 For the Years Ended December 31, 1997 and 1996

INCOME                                                  1997             1996
                                                        ----             ----
 Interest Income on Cash
   and Cash Equivalents                              $  13,261        $  20,321

 Interest Income on
   Investment Securities                                41,715           65,585

 Interest Income on
   Mortgage Receivables                                110,481           64,522
                                                     ---------        ---------
   Total Income                                        165,457          150,428
                                                     ---------        ---------

EXPENSES
 Recovery of Losses on
 Mortgage Loans, Notes and
 Interest Receivable                                   (19,901)          (3,146)
                                                     ---------        ---------

OTHER EXPENSES
 Stockholder Expenses                                    8,461           18,714
 Other Professional Fees                                65,254           65,143
 General and Administrative                            175,103          174,520
                                                     ---------        ---------
   Total Other Expenses                                248,818          258,377
                                                     ---------        ---------

TOTAL EXPENSES                                         228,917          255,231
                                                     ---------        ---------
 Operating Loss                                        (63,460)        (104,803)
 Net Loss on Investment
   Securities Sold                                     (20,889)            --
                                                     ---------        ---------
 Net (Loss)                                          $ (84,349)       $(104,803)
                                                     =========        =========


 Basic Net Loss Per Share of
 Common Stock (Based on Weighted
   Average Number of Shares
   Outstanding of 12,338,051)                        $   (0.01)       $   (0.01)
                                                     =========        =========

                             See accompanying notes

                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996

                                                                      Unrealized
                                                                      Losses on
                                   Shares of Common Stock             Investment
                                   Shares            Amount           Securities
                                 ----------------------------         ----------
Stockholders' Equity
(Deficit) Dec. 31, 1995          12,338,051       $87,477,847          $    -0-

Net Loss for the
  Year Ended
December 31, 1996                      --                --                --

Market Adjustment
December 31, 1996                      --                --             (27,430)
                                 ----------        ----------           -------

Stockholders' Equity
(Deficit)
  December 31, 1996              12,338,051        87,477,847           (27,430)

Market Adjustment
  December 31, 1997                                                      27,430

Net Loss for the
Year Ended
  December 31, 1997                    --                --                --
                                 ----------        ----------           -------

Stockholders' Equity
(Deficit)
December 31, 1997                12,338,051       $87,477,847               -0-
                                 ==========        ==========           =======

                          BANYAN HOTEL INVESTMENT FUND
                Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1997 and 1996

                               Accumulated         Treasury
                                 Deficit             Stock              Total
                               -----------         --------             -----
Stockholders' Equity
(Deficit)
December 31, 1995              $(85,534,593)     $     (8,189)     $  1,935,065

Net Loss for the
Year Ended
December 31, 1996                  (104,803)             --            (104,803)

Market Adjustment
December 31, 1996                      --                --             (27,430)
                               ------------      ------------      ------------
                                (85,639,396)           (8,189)        1,802,832

Market Adjustment
December 31, 1997                      --                --              27,430

Net Loss for the
Year Ended
December 31, 1997                   (84,349)             --             (84,349)
                               ------------      ------------      ------------

Stockholders' Equity
(Deficit)
December 31, 1997              $(85,723,745)     $     (8,189)     $  1,745,913
                               ============      ============      ============

                             See Accompanying notes

                          BANYAN HOTEL INVESTMENT FUND
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996


                                                      1997               1996
                                                      ----               ----

CASH FLOWS FROM OPERATING
ACTIVITIES:
NET (LOSS)                                       $   (84,349)       $  (104,803)

Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:

Loss on sale of Security
  Investment                                          20,889               --

Amortization of Premium or
  (Discount) on Investment
  Securities                                            (209)              (335)

Net Change in:
  Interest Receivable on Cash
  and Cash Equivalents and
  Investment Securities                               (5,870)              (402)
Prepaid Insurance                                       (790)            (6,290)
Other Assets                                            --                5,907
Accounts Payable and Accrued
  Expenses                                           (27,496)            (1,056)
                                                 -----------        -----------

Net Cash Used in Operating
  Activities                                         (97,825)          (106,979)
                                                 -----------        -----------

CASH FLOW FROM INVESTING
ACTIVITIES:

Proceeds from Sale and
Maturity of Investment
Securities                                           870,750               --

Investment in Mortgage                            (1,000,000)          (256,189)

                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996
                                   (continued)


                                                        1997              1996
                                                        ----              ----

Principal Collections
 on Mortgage Loans                                     50,217            41,206
                                                    ---------         ---------

Cash (Used in) Provided
 By Investing Activities                              (79,033)         (214,983)
                                                    ---------         ---------

Net (Decrease) Increase
 in Cash and Cash Equivalents                        (176,858)         (321,962)

Cash and Cash Equivalents
 at Beginning of Year                                 414,935           736,897
                                                    ---------         ---------

Cash and Cash Equivalents
 at End of Year                                     $ 238,077         $ 414,935
                                                    =========         =========


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

B.   INCOME TAXES

Prior to 1995, the Fund was treated as a Real Estate Investment Trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to stockholders and meet asset and income tests as well as certain other requirements. During 1995, the Fund elected to discontinue its "REIT" status effective for the year ended December 31, 1995. As a result of this election, the Fund is being taxed as a C-Corp., for federal and state tax purposes and could be subject to a corporate level federal and state tax.

Effective January 1, 1995 in connection with the Company's election mentioned above, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The adoption of SFAS No. 109 did not have a material effect on the Financial Statements of the Company under SFAS No. 109 deferred tax assets and liabilities are determined based on the difference between the Financial Statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that would be in effect when the differences are expected to reverse.

C.   INCOME (LOSS) PER SHARE

In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated to conform to the Statement 128 requirements.

For 1997 and 1996 earnings per share was calculated using 12,338,051 weighted average shares outstanding during the year.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued!

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

F.   USE OF ESTIMATES

The preparation of Financial Statements in coforming with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ from these estimates.

G.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131) which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENT SECURITIES

The Fund's Investment securities portfolio at December 31, 1996 was as follows:

                                Approximate Amortized
                                Cost Net of Principal      Approximate Estimated
                                 Paydowns Received at         Market Value at
                                 December 31st                 December 31st
                                ---------------------      ---------------------
 Title of Each Issue
  and Name of Issuer                    1996                          1996

 Federal National
 Mortgage Assn. (1)
 7.25% 5/25/22                        $891,430                      $864.000

(1) The Guaranteed REMIC Pass-through Certificates are guaranteed as to timely payment of principal and interest by the Federal National Mortgage Association. The maturity of the principal of the above investment is dependent upon the repayment of the underlying U.S. Agency sponsored mortgages. The rate of repayment is dependent upon the current market level of interest rates on mortgage loans as it related to the interest rates of the mortgages underlying each REMIC security. The expected maturity of these investment securities, under the market conditions as of the fourth quarter of 1996 is expected to be from February 25, 2005 to February 25, 2011. These expectations may change as interest rates on mortgage loans change.

3.   MORTGAGE LOANS RECEIVABLE

     During the third quarter of 1995, the Fund assigned its interest in a previously written off Mortgage Loan on the Omni Park Centre Hotel for $75,000. Inasmuch as the entire loan had previously been written off, this receipt is reflected as income on the accompanying financial statements.

     On October 10, 1995, the Fund made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan provides for interest at 12% per annum with monthly payments based on a ten (10) year amortized schedule and a balloon payment of the total balance in five (5) years.

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

                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   MORTGAGE LOANS RECEIVABLE (continued)

     On February 29, 1996, the Fund made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum payable monthly, with a balloon payment of principal after five years.

     On August 20, 1997, the Fund made a first mortgage loan in the amount of $1,000,000, which is secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan is due on April 1, 1998. The principals of the corporate owners of both properties have personnaly guaranteed the loan.

     The carrying amount and fair value of the mortgage loans are as follows:

                                   Original Loan      Carrying
 Loan Date                             Amount          Amount         Fair Value
 ---------                         -------------      --------        ----------
October 10,1995                     $  375,000       $  326,869       $  326,869

February 13,1996                       150,000          103,431          103,431

February 29,1996                       106,189          106,189          106,189

August 20,1997                       1,000,000        1,000,000        1,000,000

     The fair value was determined by calculating the present value of the future principal and interest payments at a market discount rate.

                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   MORTGAGE LOANS RECEIVABLE - (continued)

     Annual maturities of mortgage loans receivable during subsequent years are summarized as follows:

     Years Ending December 31st                       Amount

               1998                               $ 1,055,282
               1999                                    61,665
               2000                                   304,702
               2001                                   114,840
                                                  -----------
                                                  $ 1,536,489
                                                  ===========

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

                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   TRANSACTIONS WITH AFFILIATES

     Effective February 15, 1995 the Fund began renting space from an affiliated company. Rent paid to the affiliate amounted to $15,050 during 1996 which is equal to the rent paid by the affiliate to the landlord. The lease expired on July 31, 1996 and the Fund executed a new lease with the landlord for a period of two years. The Fund's future rental payments will be $17,360.

     During 1997 and 1996, the Fund reimbursed an affiliated company $21,534 and $20,082 for health insurance premiums paid on behalf of the Fund. Included in this reimbursement is $7,080 and $4,166 which is prepaid as of December 31, 1997 and 1996, respectively.

6.   INVESTMENT IN LIQUIDATING TRUST

     The Fund has an interest in a Liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Fund in prior years. During 1997 and 1996 the Fund recorded $19,901 and $3,146 respectively, on its Statement of Income and Expenses as a recovery of the Provisions for Losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the Liquidating Trust. The $19,901 net recovery recorded in 1997 includes the $26,535 distribution received net of an estimated $6,634 due to the Class Action Settlement Fund representing the Fund's share of amounts due per the terms of the previously settled VMS Securities litigation.

7.   INCOME TAXES

     As of December 31, 1997, the Fund had a net operative loss carry forward of approximately $75,000,000 which expires between 2005 and 2011. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

     A summary of the components of deferred taxes is as follows:

Deferred Tax Asset - Non Current                       1997            1996
                                                       ----            ----

Net Operating Loss Carryforward                    $ 30,033,730    $ 29,890,066
Valuation Allowance                                 (30,033,730)    (29,890,066)
                                                   ------------    ------------
                                                   $        -0-    $        -O-
                                                   ============    ============

                                   EXHIBIT 21

                   SUBSIDIARY OF BANYAN HOTEL INVESTMENT FUND

     Name of Subsidiary                            State of organization

     BHF Merger Corp.                                     Illinois
     BNC Santa Barbara Corp.                              Illinois