Form 10QSB
period 1998-03-31
BANYAN HOTEL INVESTMENT FUND
filed 1998-05-12
CIK 764897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

Shares of Common Stock outstanding as of May 5, 1998: 12,403,565

Transitional Small Business Disclosure Format   Yes   .  No X .

                         PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                         BANYAN HOTEL INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)


                                                      1998            1997

ASSETS
Cash and Cash Equivalents                         $   216,560     $   238,077
Interest Receivable on
  Cash and Cash
  Equivalents, Mortgages and
  Investment Securities                                14,326          14,188
Mortgage Loans, Receivables                         1,523,228       1,536,489
Prepaid Insurance                                       1,761           7,080
Other Assets                                            4,437           4,437
                                                   ----------      ----------
Total Assets                                      $ 1,760,312     $ 1,800,271
                                                   ----------      ----------
                                                   ----------      ----------

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Liabilities
  Accounts Payable and
  Accrued Expense                                 $    53,856     $    54,358
                                                   ----------      ----------

Stockholders' Equity
Shares of Common Stock
  $0.01 Par Value
  20,000,000 Shares
  Authorized 12,403,563
  Shares Issued                                   $87,477,847     $87,477,847

Accumulated Deficit                                (85,763,202)    (85,723,745)

Treasury Stock, At Cost,
  for 32,757 Shares of
  Common Stock                                         (8,189)         (8,189)
                                                   ----------      ----------

Total Stockholders' Equity                        $ 1,706,456     $ 1,745,913
                                                   ----------      ----------


                         BANYAN HOTEL INVESTMENT FUND
                          CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1998 AND DECEMBER 31, 1997 (continued)
                                  (UNAUDITED)


                                                      1998            1997

Total Liabilities and
  Stockholders' Equity                            $ 1,760,312     $ 1,800,271
                                                   ----------      ----------
                                                   ----------      ----------

Book Value Per Share of
  12,403,565 Shares                               $      0.14     $      0.14
                                                   ----------      ----------
                                                   ----------      ----------



               The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                      1998            1997

INCOME
Interest Income on Cash
  and Cash Equivalents                            $     2,038     $     4,234
Interest Income on
  Investment Securities                                 -              16,396
Interest Income on
  Mortgages Receivable                                 44,976          16,207
                                                   ----------      ----------
Total Income                                      $    47,014     $    36,837
                                                   ----------      ----------
                                                   ----------      ----------

EXPENSES

Stockholder Expenses                              $     2,039     $     2,068
Other Professional Fees                                30,826           1,179
General and Administrative                             53,606          45,193
                                                   ----------      ----------

TOTAL EXPENSES                                    $    86,471     $    48,440
                                                   ----------      ----------

Net Loss                                          $   (39,457)    $   (11,603)
                                                   ----------      ----------
                                                   ----------      ----------

Net Loss Per Share of
  Common Stock (Based
  on Number of Shares Out-
  standing of 12,403,565                           $     0.00     $      0.00
                                                   ----------      ----------
                                                   ----------      ----------


                 The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN HOTEL INVESTMENT FUND
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                    Shares of Common Stock
                                                      Shares         Amount


Stockholders'
Equity (Deficit)
December 31, 1997                                 $12,403,565     $87,477,847

Net Loss                                              ---             ---

Stockholders'
Equity (Deficit)
March 31, 1998                                     12,403,565      $87,477,847
                                                   ----------      ----------
                                                   ----------      ----------


                         BANYAN HOTEL INVESTMENT FUND
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 (continued)
                                  (UNAUDITED)


                          Accumulated            Treasury            Total
                            Deficit               Stock
Stockholders'
Equity (Deficit)          $(85,723,745)       $      (8,189)     $   1,745,913
December 31, 1997

Net Loss                       (39,457)             ---                (39,457)
                           -----------         ------------       ------------

Stockholders'
Equity (Deficit)
March 31, 1998            $(85,763,202)       $      (8,189)     $  1,706,456
                           -----------         ------------       ------------
                           -----------         ------------       ------------


                 The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN HOTEL INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                         1998               1997
                                         ----               ----
CASH FLOWS FROM
OPERATING ACTIVITIES:

NET LOSS                                 $ (39,457)          $ (11,603)

Adjustment to
  Reconcile Net Loss
  to Net Cash (Used in)
  Provided by Operating
  Activities:
Amortization of Premium
  or Discount on Investment
  Securities                                    --                 (83)

Net Change in:
  Interest Receivable
  on Cash and Cash
  Equivalents and
  Investment Securities                       (138)               (505)
Prepaid Insurance                            5,319               4,717

Accounts Payable and
  Accrued Expenses                            (502)            (51,664)
                                         ---------          ----------

Net Cash (Used in)
  Provided by Operating
  Activities                             $ (34,778)           $ 59,138)
                                         ---------          ----------

CASH FLOW FROM
  INVESTMENT
  ACTIVITIES:

Net Investment in Mortgages
  or Principal Repayments                $  13,261            $ 12,045
                                         ---------          ----------

Net Cash Provided by
  (Used in) Investment
  Activities                             $  13,261            $ 12,045
                                         ---------          ----------

                          BANYAN HOTEL INVESTMENT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                         1998               1997
                                         ----               ----

Net Increase (Decrease)
  in Cash and Cash
  Equivalents                            $ (21,517)          $ (47,093)

Cash and Cash Equivalents
  at Beginning of Period                   238,077             414,935
                                         ---------          ----------

Cash and Cash Equivalents
  at End of Period                       $ 216,560           $ 367,842
                                         ---------          ----------
                                         ---------          ----------

                         BANYAN HOTEL INVESTMENT FUND
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

     Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of this Fund and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Fund unless otherwise indicated.

2.   TRANSACTIONS WITH AFFILIATES

     During 1997, the Fund reimbursed an affiliated company $21,534 for Health Insurance premiums paid on behalf of the Fund. During the first quarter of 1998, this reimbursement amounted to $5,319.

3.   MORTGAGE LOANS RECEIVABLE

     In May, 1993, the Financial Accounting Standards board issued Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("FAS 114"). Effective January 1, 1995, in accordance with FAS 114, the Fund has reclassified Mortgage Loans in Substantive Foreclosure to Mortgage Loans Receivable with an appropriate allowance for loan losses determined based on consideration of the fair value of the collateral of discounted future cash flows to be received.

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

                         BANYAN HOTEL INVESTMENT FUND
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

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

     On August 20, 1997, the Fund made a first mortgage loan in the amount of $1,000,000 which is secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan is due on April 1, 1998. The principal of the corporate owners of both properties have personally guaranteed the loan. On April 3, 1998, the due date of the loan was extended to July 1, 1998. On April 30, 1998, the Fund received a $700,000 principal payment on this loan.

4.   INVESTMENT IN PARTNERSHIP

     In 1991, in connection with a release from liability related to a loan made by the Fund, the Fund acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The fund did not record losses related to its interest in the Santa Barbara Biltmore during 1998 and 1997, since the carrying value of the partnership interest was reduced to zero as of December, 1992, and the Fund has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

5.   INVESTMENT SECURITIES

     The Fund's investment securities portfolio at March 31, 1997 is as follows:

                              Amortized Cost
                                  Net of
                                 Principal         Estimated
                                 Paydowns        Market Value
     Title of Each Issue         Received         At Mar. 31,
     and Name of Issuer        Mar. 31, 1997       1997 (2)
     Federal National
     Mortgage Assn. (1)
     7.25%, 3/1/93-
     5/25/22                     $891,514           $829,125
                               -----------        -----------
                                 $891,514           $829,125
                               -----------        -----------
                               -----------        -----------

                         BANYAN HOTEL INVESTMENT FUND
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

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

(2) The Fund has recorded a market adjustment of $62,389 representing unrealized losses on its investment securities based on current market values at March 31, 1997.

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

     On August 3, 1994, the Fund entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to Purchase 100% of the shares of common stock of the Fund for $.35 per share. The purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Fund of "run-off directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination for the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (v) the assignment by the Fund of its ownership interest in Banyan Management Corp.

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

     Upon closing the sale of shares of common stock of the Fund on February 15, 1995, the Purchase Agreement provided for the resignation of the Fund's then current directors and officers. Accordingly, all of the then current directors and officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the directors and officers of the Fund, no further arrangements or understandings existed among the Fund and its officers and directors. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new directors of the Fund. In addition, the new directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, the address of the Fund's principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
        (continued)

     During the week of October 28, 1996, the Fund's shares began trading on the NASD market with a ticker symbol of "VHTI".

     On February 9, 1998, the Fund announced that an agreement had been entered into providing for the acquisition of approximately 38% of the shares of the Fund by Fifteen Brickell Corp. The Fund noted that it expected to close this transaction in mid March 1998, assuming Brickell's satisfactory completion of its due diligence review of the operations, business and financial condition of the Fund. The mid March closing date was delayed to March 31st, and as of May 5th, 1998 negotiations are proceeding.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments.
The Fund's cash and cash equivalents balance at March 31, 1998 and December 31, 1997 was $216,560 and $238,077 respectively. At March 31, 1997, the Fund held investment securities with a carrying value of $829,125.

     At this time, there are no material commitments for capital expenditures. The Fund's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Fund deems its liquidity to be adequate.

     As of March 31, 1998, the Fund's mortgage loan portfolio consisted of four loans, as detailed in Note 3.

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

RESULTS OF OPERATIONS

     Total income for the three months ended March 31, 1998 and 1997 was $47,014 and $36,837 respectively.

     Operating expenses for the three months ended March 31, 1998 were higher than those for the same period in 1997, due primarily to increased legal costs.

     The above changes for the three months ended March 31, 1998, when compared to the same period in 1997, resulted in an increase in the net loss to $39,457 ($0.00 per share) from $11,603 ($0.00 per share)

                                    PART II

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



BANYAN HOTEL INVESTMENT FUND


By: /s/ Harvey Polly                                   Date: May 5, 1998
    Harvey Polly, Director, President
    and Chief Executive Officer



By: /s/ Morton I. Kalb                                Date: May 5, 1998
    Morton I. Kalb, Director, Vice Pres.
    and Chief Financial Officer