Form 10QSB
period 1998-06-30
BANYAN HOTEL INVESTMENT FUND
filed 1998-08-10
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       or

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT of 1934
              For the transition period from _________ to _________

                          Commission File Number 1-9043

                                  B.H.I.T. INC.
                     (Formerly BANYAN HOTEL INVESTMENT FUND)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been subject to such filing
requirements for the past 90 days                            Yes |X|    No |_|

Shares of common stock outstanding as of August 3, 1998      12,403,565

Transitional Small Business Disclosure Format.               Yes |_|    No |X|

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  B.H.I.T. INC.
                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                      1998               1997
ASSETS                                                ----               ----

Cash and Cash Equivalents                       $    313,575       $    238,077
Investment in Joint Venture                        1,005,000                 --
Interest Receivable on Cash
  and Cash Equivalents, Mortgages
                     and Sundry                        6,805             14,188
Mortgages Receivable -- Related Party                106,189            106,189
                     -- Other                        613,879          1,430,300
Prepaid Insurance                                      6,084              7,080
Other Assets                                           4,437              4,437
                                                ------------       ------------
  Total Assets                                  $  2,055,969       $  1,800,271
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts Payable and Accrued
    Expenses                                    $     17,015       $     54,358
  Note Payable -- Metro Franchising
                  Bakery, LLC                        350,000                 --
  Commitments and Contingencies                           --                 --
                                                ------------       ------------
  Total Liabilities                             $    367,015       $     54,358
                                                ------------       ------------

Stockholders' Equity
Shares of Common Stock $0.01
  Par Value, 20,000,000 shares
  Authorized, 12,403,565 shares
  Issued                                          87,477,847         87,477,847

Accumulated Deficit                              (85,780,704)       (85,723,745)

Treasury Stock, at Cost, for 32,757
  shares of Common Stock                              (8,189)            (8,189)
                                                ------------       ------------
  Total Stockholders' Equity                    $  1,688,954       $  1,745,913
                                                ------------       ------------
  Total Liabilities & Stockholders'
    Equity                                      $  2,055,969       $  1,800,271
                                                ============       ============
Book Value per Share of Common Stock
(12,403,565 shares outstanding)                 $       0.14       $       0.14
                                                ------------       ------------

    The accompanying notes are an integral part of the financial statements

                                  B.H.I.T. INC.
                        STATEMENTS OF INCOME AND EXPENSES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                                         1998            1997
                                                         ----            ----
INCOME
Interest Income on Cash and Cash
  Equivalents                                         $   5,830       $   8,064
Interest Income on Mortgages Receivable                  77,045          32,119
Interest Income on Investment Securities                     --          32,792
                                                      ---------       ---------
Total Income                                          $  82,875       $  72,975
                                                      =========       =========

EXPENSES
Stockholder Expenses                                  $   4,080       $   4,214
Other Professional Fees                                  32,733          22,622
General and Administrative                              103,021          87,208
                                                      ---------       ---------
Total Expenses                                        $ 139,834       $ 114,044
                                                      ---------       ---------
Net Income (Loss)                                     $ (56,959)      $ (41,069)
                                                      =========       =========

Net Income (Loss) Per Share of
  Common Stock Based on Shares
  Outstanding of 12,403,565                           $   (0.00)      $   (0.00)
                                                      =========       =========

    The accompanying notes are an integral part of the financial Statements

                                  B.H.I.T. INC
                        STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                                          1998           1997
                                                          ----           ----
INCOME

Interest Income on Cash and
  Cash Equivalents                                      $  3,792       $  3,830
Interest Income on Mortgages Receivable                   32,069         15,913
Interest Income on Investment
  Securities                                                  --         16,396
                                                        --------       --------
  Total Income                                          $ 35,861       $ 36,139
                                                        --------       --------

EXPENSES

Stockholders' Expenses                                  $  2,042       $  2,145
Other Professional Fees                                    1,907         21,443
General and Administrative                                49,414         42,017
                                                        --------       --------
    Total Expenses                                      $ 53,363       $ 65,605
                                                        --------       --------
    Net Income (Loss)                                   $(17,502)      $(29,466)
                                                        ========       ========

Net Income (Loss) Per Share
  of Common Stock Based on
  12,403,565 Shares Outstanding                         $   0.00       $   0.00
                                                        ========       ========

    The accompanying notes are an integral part of the financial statements

                                  B.H.I.T. INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                       Common Stock                 Accumulated         Treasury
                                 Shares            Amount             Deficit             Stock            Total
                               -------------------------------------------------------------------------------------
Stockholders' Equity
(Deficit) Dec. 31, 1997        12,403,565        $87,477,847        $(85,723,745)        $(8,189)        $ 1,745,913

Net Loss                               --                 --        $    (56,959)             --         $   (56,959)
                               -------------------------------------------------------------------------------------

Balance June 30, 1998          12,403,565        $87,477,847        $(85,780,704)        $(8,189)        $ 1,688,954
                               =====================================================================================

     The accompanying notes are an integral part of the financial statements

                                  B.H.I.T. INC.
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                                        1998             1997
                                                        ----             ----
CASH FLOWS FROM OPERATING
ACTIVITIES:

  NET INCOME (LOSS)                                  $ (56,959)       $ (41,069)

Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  (used in) Operating Activities:

Amortization of Premium or Discount
  on Investment Securities                                  --             (167)

Net Change in:

  Interest Receivable on Cash
  and Cash Equivalents, Investment
  Securities and Mortgages                               7,383             (375)

Prepaid Insurance and Expenses                             996             (993)

Accounts Payable and
  Accrued Expenses                                     (37,343)         (54,239)
                                                     ---------        ---------
Net Cash Used in Operating Activities                $ (85,923)       $ (96,843)
                                                     ---------        ---------
CASH FLOW FROM INVESTING
  ACTIVITIES:

Investment in Joint Venture                           (655,000)              --

Investment in Mortgages -- Net of
  Amortization Received                                816,421           24,425
                                                     ---------        ---------
Net (Decrease) Increase in Cash
  and Cash Equivalents                               $  75,498        $ (72,418)

Cash and Cash Equivalents at
  Beginning of Period                                  238,077          414,935
                                                     ---------        ---------
Cash and Cash Equivalents at End
  Of Period                                          $ 313,575        $ 342,517
                                                     =========        =========

    The accompanying notes are an integral part of the financial statements

                                  B.H.I.T. INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

      Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1. FINANCIAL STATEMENT PRESENTATION

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of June 30, 1998 and for the three months, ended June 30, 1998 and 1997. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Company unless otherwise indicated.

2. TRANSACTIONS WITH AFFILIATES

      During 1997, the Company reimbursed an affiliated company $21,534 for Health insurance premiums paid on behalf of the Company. During the first half of 1998, this reimbursement amounted to $10,421.

3. MORTGAGE LOANS RECEIVABLE

      In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("FAS 114") . Effective January 1, 1995, in accordance with FAS 114, the Company has reclassified mortgage Loans in Substantive Foreclosure to Mortgage Loans Receivable with an appropriate allowance for loan losses determined based on consideration of the fair value of the collateral of discounted future cash flows to be received.

      On October 10, 1995, the Company made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan calls for interest of 12% per annum with monthly payments based on a ten (10) year amortization schedule and a balloon payment of the total balance in five
(5) years.

      On February 13, 1996, the Company made a first mortgage loan in the amount of $150,000 which is secured by a commercial property in New York City. The loan represents less than 17% of the appraised value of the property, bears interest at the rate of 10% per annum and calls for monthly payments on a five year self-liquidating basis. The unpaid principal balance of $96,568 was paid in May of 1998.

                                  B.H.I.T. INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

3. MORTGAGE LOANS RECEIVABLE (CONTINUED)

      On February 20, 1996, the Company made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years.

      On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which is secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan was due on April 1, 1998. The principal of the corporate owners of both properties have personally guaranteed the loan. On April 3, 1998, the due date of the loan was extended to July 1, 1998. On April 30, 1998, the Company received a $700,000. principal payment on this loan. On June 30, 1998 the due date for the remaining $300,000 of this loan was further extended to October 1,1998. Exhibit A, attached hereto, are the financial statements of the borrower As of October 31, 1997, its last fiscal year.

      The carrying amount of the above mortgage loans approximates their fair values.

4. INVESTMENT IN PARTNERSHIP

      In 1991, in connection with a release from liability related to a loan made by the Company, the Company acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Company did not record losses related to its interest in the Santa Barbara Biltmore during 1998 and 1997, since the carrying value of the partnership interest was reduced to zero as of December, 1992 and the Company has no obligation to make additional capital contributions to, or to pay the liabilities of, the partnership.

                                  B.H.I.T. INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (UNAUDITED)

5. INVESTMENT IN JOINT VENTURE

      On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC. The Company has a 50% interest in the venture for which it paid $655,000 upon closing, and issued its non-interest bearing note in the amount of $350,000. The note is due on the date that is earlier of (i) September 30, 1998 and (ii) the date which is 10 days after the date on which demand is made by the holder.

      The business of the Venture is to open Dunkin Donuts Quick Service Restaurant locations in Exxon service stations in the New York, New Jersey and Connecticut areas. The Venture has leased property in Long Island City, New York, where product will be baked for delivery to the various locations. It is expected that this facility will have the capacity to service 20 to 25 locations.

      The individual locations are selected by the Venture with Dunkin Donut and Exxon's approval. Each site is renovated, equipped and franchised by the Venture and operated by the Station operator. All baking products are purchased from the Venture and the operator also pays the Venture a royalty fee based on gross sales.

      At present the Venture has 18 approved sites and is renovating and equipping the commissary. It is expected that operations will commence in September of 1998.

      The operating agreement for the Venture provides that as cash flow develops it will first be distributed to the Company until $1,000,000 of its investment has been returned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      B.H.I.T..Inc. (the "Company"), was formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS"), secured by Hotel and Resort properties. The Company has been adversely affected as a result of non-payment of amounts due from these borrowers on mortgage loans and notes receivable. As a result of these defaults, the Company suspended distributions to shareholders.

      In early 1990, the Company implemented a business plan focused on preservation of its assets and managing its properties acquired through foreclosure until they could be disposed of in an orderly manner (the "Principal Recovery Plan").

      On January 28, 1992, the Board of Directors of the Company authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Company liquidating its assets and distributing the proceeds to its stockholders. The Company estimated that its liquidation value was between $.15 and $.20 per share. After the adoption of the Plan, Management of the Company completed the workout of liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater stockholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Company and its stockholders because it allowed every stockholder an opportunity to sell their shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Company to execute and deliver a non-binding letter of intent with Mr. Harvey Polly.

      On August 3, 1994, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Company for $0.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the current officers and directors; (ii) the purchase by the Company of "run-off" directors' and officers' liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the termination fee associated therewith; and (v) the assignment by the company of its ownership interest in Banyan Management Corp.

      On February 15, 1995, a change in control of the Company occurred pursuant to the closing of the sale of shares of common stock in the Company to Mr. Polly per the terms of the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on

January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Company's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Company a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired pursuant to the tender offer and the shares purchased directly from the Company, not less than 3,335,000 shares and not more than 40% of the shares of common stock of the Company after giving effect to the shares issued in connection with the Purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Company for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Company, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly was the beneficial owner of 3,335,983 shares, or approximately 27% of the Company's outstanding voting shares of common stock.

      Upon the closing of the sale of shares of common stock of the Company on February 15, 1995, the Purchase Agreement provided for the resignation of the Company's then current directors and officers. Accordingly, all of the then current directors and officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the directors and officers of the Company, no further arrangements or understandings existed among the Company and its officers and directors. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new directors of the Company. In addition, the new directors appointed Mr. Harvey Polly as President and Chief Executive Officer. Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995, the address of the Company's principal executive office is One Penn Plaza, Suite 1531, New York, New York 10119.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance at June 30, 1998 and December 31, 1997 was $313,575 and $238,077 respectively. This increase in cash is due primarily to a reduction of mortgages receivable, less the investment in the joint venture.

      At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

      The Company's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) income from interest and from the joint venture; (iii) the Company's ability to control its operating expenses; and (iv) possible recoveries from the Santa Barbara Biltmore Hotel, and the liquidating trust, if any.

RESULTS OF OPERATIONS

      Total income for the six months ended June 30,1998 and 1997 was $82,875 and $72,975 respectively.

      Operating expenses for the six months ended June 30,1998 increased by approximately $25,000 when compared to the same period in 1997. It should be noted that the increase in operating expenses was due primarily to increases in legal and advertising costs associated with the Company seeking an acquisition.

      The above changes for the six months ended June 30,1998, when compared to the same period in 1997, resulted in an increase in the net loss to $56,959 ($0.00 per share) from $41,069 ($0.00 per share).

      On June 30, 1997, the Company issued a press release stating that negotiations to acquire a privately held domestic and international manufacturer distributor of toys, hobby and leisure products had been terminated. The Company also announced that it would continue to pursue other acquisitions.

      On March 13, 1998, the Company changed its name to B.H.I.T. Inc. This change in the Company's name was required under terms of the 1995 change in management.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit A:

      Financial Statements of RGS, Inc., the mortgagor on the Company's $300,000 mortgage receivable.

(b) On January 17, 1995, a current report on Form 8-K was filed under Item 5. Other Information Reporting the Terms of a Tender Offer of the Registrant's shares of common stock by Mr. Harvey Polly.

      On February 22,1995, a current report on Form 8-K was filed under Item 6. Registration of the Registrant's Directors reporting the Resignation of the Registrant's Directors on February 15, 1995 pursuant to a change in control of the Registrant.

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

B.H.I.T. INC.


By: /s/ Harvey Polly                                    Date: August 3, 1998
    Harvey Polly, Director, President
    and Chief Executive Officer


    /s/ Morton I. Kalb                                  Date: August 3, 1998
    Morton I. Kalb, Director, Vice Pres.
    and Chief Financial Officer