Form 10QSB
period 1998-09-30
BANYAN HOTEL INVESTMENT FUND
filed 1998-11-13
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended September, 1998

                                  or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
          EXCHANGE ACT OF 1934

          For the Transition period from _______ to _________

                         Commission File Number 1-9043

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
            (Exact name of Registrant as specified in its charter)

       Delaware                                           36-3361229
(State or other Jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)

875 Avenue of the Americas, Suite 1808
New York, New York                                            10001
(address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 736-7880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

Shares of common stock outstanding as of November 5, 1998: 12,403,565

Transitional Small Business Disclosure Format   Yes |_|   No |X|

                          PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                         1998              1997
                                                         ----              ----

ASSETS
Cash and Cash Equivalents                         $    277,065     $    238,077
Investment in Joint Venture                          1,005,000               --
Interest Receivable on Cash,
  Cash Equivalents and Mortgages                         6,448           14,188
Mortgage Loans Receivable - Related Party              106,189          106,189
                          - Other                      607,087        1,430,300
Prepaid Insurance & Expenses                            15,667            7,080
Other Assets                                             7,635            4,437
                                                  ------------     ------------
Total Assets                                      $  2,025,091     $  1,800,271
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts Payable and Accrued Expenses            $     21,255     $     54,358
 Note Payable - Joint Venture                          350,000               --
 Commitments and Contingencies                              --               --
                                                  ------------     ------------
Total Liabilities                                 $    371,255     $     54,358
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
 Shares of Common Stock $0.01
 Par Value, 20,000,000 Shares
 Authorized, 12,403,565 Shares
 Issued                                           $ 87,477,847     $ 87,477,847
 Accumulated Deficit                               (85,815,822)     (85,723,745)
 Treasury Stock, at Cost, for 32,757
  Shares of Common Stock                                (8,189)          (8,189)
                                                  ------------     ------------
Total Stockholders' Equity                        $  1,653,836     $  1,745,913
                                                  ------------     ------------

Total Liabilities and Stockholders'
 Equity                                           $  2,025,091     $  1,800,271
                                                  ============     ============

Book Value Per Share of Common Stock
 12,403,565 Shares Outstanding                    $       0.13     $       0.14
                                                  ============     ============

The accompanying notes are an integral part of the Financial Statements

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENTS OF INCOME AND EXPENSES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                   (UNAUDITED)

                                                         1998              1997
                                                         ----              ----

INCOME

Interest Income on Cash and Cash
 Equivalents                                          $   8,770       $  11,090
Interest Income on Mortgages Receivable                  97,981          62,591

Interest Income on Investment
 Securities                                                  --          41,715
                                                      ---------       ---------
 Total Income                                         $ 106,751       $ 115,396
                                                      =========       =========
EXPENSES
 Stockholders' Expenses                               $   5,419       $   6,264
 Other Professional Fees                                 43,136          33,413
 General and Administrative                             150,274         132,320
                                                      ---------       ---------
 Total expenses                                       $ 198,829       $ 171,997

Recovery of Class Action
 Settlement Costs and Expenses                               --          (7,320)

Loss on Sale of
 Investment Securities                                       --          20,889
                                                      ---------       ---------
Total Expenses                                        $ 198,829       $ 185,566
                                                      ---------       ---------
Net Income (Loss)                                     $ (92,078)      $ (70,170)
                                                      =========       =========

Net Income (Loss) Per Share of
 Common Stock based on Shares
 Outstanding of 12,403,565                            $   (0.01)      $    0.00
                                                      =========       =========

The accompanying notes are an integral part of the financial statements.

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENT OF INCOME AND EXPENSES
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                   (UNAUDITED)

                                                            1998           1997
                                                            ----           ----
INCOME
 Interest Income on Cash and
   Cash Equivalents                                      $  2,940      $  3,026

 Interest Income on Mortgages Receivable                   20,936        30,472

 Interest Income on Investment
   Securities                                                  --         8,923
                                                         --------      --------
 Total Income                                            $ 23,876      $ 42,421
                                                         ========      ========

EXPENSES

 Expenses from Lending Activities:
   Loss on Sale of Investment Securities                       --        20,889

 Recovery of Losses on Mortgages,
   Loans, Notes and Interest                                   --        (7,320)
                                                         --------      --------
                                                         $     --      $ 13,569
                                                         --------      --------

OTHER EXPENSES:
Stockholder Expenses                                     $  1,339      $  2,050
Other Professional Fees                                    10,403        10,791
General and Administrative                                 47,253        45,112
                                                         --------      --------
Total Other Expenses                                     $ 58,995      $ 57,953
                                                         --------      --------
Total Expenses                                           $ 58,995      $ 71,522
                                                         --------      --------
Net Income (Loss)                                        $(35,119)     $(29,101)
                                                         ========      ========

Net Income (loss) Per Share
 of Common Stock based on Shares
 Outstanding of 12,403,565                               $   0.00      $   0.00
                                                         ========      ========

The accompanying notes are an integral part of the Financial Statements.

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPT. 30, 1998
                                   (UNAUDITED)

                                                 Common Stock             Accumulated        Treasury         Total
                                            Shares         Amount           Deficit           Stock
                                         --------------------------------------------------------------------------------
Stockholders' Equity
  (Deficit) Dec. 31, 1997                12,403,565      $ 87,477,847      $(85,723,744)      $(8,189)      $  1,745,914

Net Loss                                         --                --           (92,078)           --       $    (92,078)

                                         --------------------------------------------------------------------------------
Stockholders' Equity
  (Deficit) Sept. 30, 1998               12,403,565      $ 87,477,847      $(85,815,822)      $(8,189)      $  1,653,836
                                         ================================================================================

The accompanying notes are an integral part of the financial statements

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                  (UNAUDITED)

                                                            1998           1997
                                                            ----           ----
Cash Flow from Operating
  Activities:

Net Income (Loss)                                      $ (92,078)     $ (70,170)

Amortization of Premium or (Discount)
  on Investment Securities                                    --           (209)

Net Change in:
  Interest Receivable                                      7,740        (10,738)
  Prepaid Insurance                                       (8,587)         4,469
  Other Assets                                            (3,198)            --
  Accounts Payable and
    Accrued Expenses                                     (33,103)       (52,741)
                                                       ---------      ---------
Net Cash Used in Operating Activities                  $(129,226)     $(129,389)
                                                       =========      =========

Cash Flow From Investing Activities:
  Investment in Joint Venture                          $(655,000)     $      --
  Proceeds from Sale of Inv. Securities                       --        870,750
  Loss on Sale of Inv. Securities                             --         20,889
  Investment in Mortgages - Net of Principal
    Payments Received                                    823,214       (962,855)
                                                       ---------      ---------

Net Cash Used in or Provided by
  Investment Activities                                $ 168,214      $ (71,216)
                                                       ---------      ---------

Net Increase or (Decrease) in Cash and
  Cash Equivalents                                     $  38,988      $(200,605)

Cash and Cash Equivalents at Beginning
  of Period                                              238,077        414,935
                                                       ---------      ---------
Cash and Cash Equivalents at End
  of Period                                            $ 277,065      $ 214,330
                                                       =========      =========

The accompanying notes are an integral part of the financial statements

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

      Readers of this quarterly report should refer to the Banyan Hotel Investment Fund's (the "Fund's") audited financial statements for the year ended December 31, 1997, which are included in the Fund's 1997 Form 10K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1. FINANCIAL STATEMENT PRESENTATION

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements as of September 30, 1998 and for the three months ended September 30, 1998 and 1997. These adjustments made in the financial statements, as presented, are all of a normal recurring nature to the Company unless otherwise indicated.

2. MORTGAGE LOANS RECEIVABLE

      On October 10, 1995, the Company made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan calls for interest at 12% per annum with monthly payments based on a ten (10) year amortization schedule and a balloon payment of the total balance in five
(5) years. On November 1, 1998, this mortgage was sold to Mr. Harvey Polly for its then principal balance of approximately $302,000. These funds were used by the Company to make payment on the note due to the Joint Venture.

      On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years.

      On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which is secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan was due on April 1, 1998. The principal of the corporate owners of both properties have personally guaranteed the loan. On April 3, 1998, the due date of the loan was extended to July 1, 1998. On April 30, 1998, the Company received a $700,000 principal payment on this loan. On June 30, 1998 the due date for the remaining $300,000 of this loan was further extended to October 1, 1998, and on September 29, 1998 the loan was further extended to January 1, 1999.

      The carrying amount of the above mortgage loans approximates their fair values.

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

3. INVESTMENT IN JOINT VENTURE

      On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC. The Company has a 50% interest in the Venture for which it invested $655,000 upon closing, and issued its non-interest bearing note in the amount of $350,000. The note was due on the date that is earlier of
(i) September 30, 1998 and (ii) the date which is 10 days after the date on which demand is made by the holder. This due date was subsequently extended to November 2, 1998, at which time the note was paid.

      The business of the Venture is to open Dunkin' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. The Venture has leased property in Long Island City, New York, where product will be baked for delivery to the various locations. It is expected that this facility will have the capacity to service 20 to 25 locations.

      The individual locations are selected by the Venture with Dunkin' Donut and Exxon's approval. Each site is renovated, equipped and franchised by the Venture and operated by the Station operator. All baked products are purchased from the Venture and the operator also pays the Venture a royalty fee based on gross sales.

      At present, the Venture has its Commissary 99% completed and has ordered equipment for three locations. It is expected that the first retail locations will commence operations around December 1, 1998 and that three to four locations will begin operations each quarter thereafter.

      The operating agreement for the Venture provides that as cash flow develops it will first be distributed to the Company until $1,000,000 of its investment has been returned.

4. INVESTMENT IN PARTNERSHIP

      In 1991, in connection with a release from liability related to a loan made by the Company, the Company acquired a 50% limited partnership interest in the partnership which owns the Santa Barbara Biltmore Resort. The Company did not record losses related to its interest in the Santa Barbara Biltmore during 1998 and 1997 since the carrying value of the partnership interest was reduced to zero as of December 1992, and the Company has no obligation to make additional capital contributions to, or pay the liabilities of, the partnership.

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

5. RECOVERY OF LOSSES ON MORTGAGE LOANS, NOTES, INTEREST RECEIVABLES AND CLASS ACTION COSTS AND EXPENSES

      During the first nine months of 1997, the Company received a cash distribution of $9,760 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the period ended September 30, 1997, the Company recorded a recovery of $7,320 of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $7,320 net recovery recorded in 1997 represents the $9,760 distribution received net of $2,440 due to the Class Action Settlement Fund for the Company's share of amounts due per the terms of the previously settled VMS securities litigation. At September 30, 1997, the Company had no liability to the Class Action Settlement Fund.

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      B.H.I.T., Inc. (the "Company"), was formed to make mortgage loans to affiliates of VMS Realty Partners, ("VMS"), secured by Hotel and Resort properties. The Company has been adversely affected as a result of the non-payment of amounts due from these borrowers on mortgage loans and notes receivable.

      In early 1990, the Company implemented a business plan focused on preservation of its assets and managing its properties acquired through foreclosure until they could be disposed of in an orderly manner (the "Principal Recovery Plan").

      On January 28, 1992, the Board of Directors of the Company authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Company liquidating its assets and distributing the proceeds to its stockholders. The Company estimated that its liquidation value was between $.15 and $.20 per share. After the adoption of the Plan, Management of the Company completed the workout of liquidation of certain assets and considered alternatives to the announced Plan of liquidation which could provide greater stockholder value. Including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Company and its stockholders because it allowed every stockholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Company to execute and deliver a non-binding letter of intent with Mr. Harvey Polly.

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

                          B.H.I.T., Inc., Formerly....
                          BANYAN HOTEL INVESTMENT FUND

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL (CONTINUED)

      On February 15, 1995, a change in control of the Company occurred pursuant to the closing of the sale of shares of common stock in the Company to Mr. Polly per the terms of the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Company's then outstanding shares of common stock for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Company a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the shares acquired pursuant to the tender offer and the shares purchased directly from the Company, not less than 3,335,000 and not more than 40% of the shares of common stock of the Company after giving effect to the shares issued in connection with the Purchase. On February 15, 1995, per the Purchase Agreement, Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Company for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Company, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Mr. Polly was the beneficial owner of 3,335,983 shares, or approximately 27% of the Company's outstanding voting shares of common stock.

      Upon the closing of the sale of shares of common stock of the Company on February 15, 1995, the Purchase Agreement provided for the resignation of the Company's then current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Company, no further arrangements or understanding existed among the Company and its Officers and Directors. On February 15, 1995, Messrs. Leo Yarfitz, Morton I. Kalb, Willis Ryckman and Harvey Polly were appointed as new Directors of the Company. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer. Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Currently the Company's Executive office is located at 875 Avenue of the Americas, Suite 1808, New York, New York 10001.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998, the Company had an investment of $713,738 (net of principal payments received) in three mortgages. These mortgage loans are more fully described in Item 2 on Page 7 of this report.

      As of September 30, 1998, the Company had invested $655,000 into the Joint Venture discussed on Page 8 of this report.

                           B.H.I.T., Inc Formerly....
                          BANYAN HOTEL INVESTMENT FUND

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      During the first nine months of 1997, the Company received a cash distribution of $9,760 related to its interest in a liquidating trust established for the benefit of the previously unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the periods ended September 30, 1997, the Company recorded a recovery of $7,320 of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust.

      The $7,320 net recovery recorded in 1997 represents the $9,760 distribution received net of $2,440 due to the Class Action Settlement Fund for the Company's share of amounts due per the terms of the previously settled VMS securities litigation. At September 30, 1998, the Company had no liability to the Class Action Settlement Fund.

      The Company's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investment of cash and cash equivalents; (iii) the Company's ability to control its operating expenses; (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust, if any, and the results of operations of the Metro Franchising Commissary, LLC Joint Venture.

RESULTS OF OPERATIONS

      Total income for the nine months ended September 30, 1998 and 1997 was $106,751 and $115,396 respectively.

      Operating expenses for the nine months ended September 30, 1998 increased $26,832 when compared to the same period in 1997. This increase is due primarily to increased professional fees resulting from, now discontinued, acquisition negotiations, costs of advertising for an acquisition and moving expenses.

      During August of 1997, the company sold its investment in marketable securities and realized a loss of $20,889. Management determined that it would benefit the Company to sell these securities in order to invest the proceeds in the higher yielding mortgage.

      During the period ending September 30, 1997, the Company recorded a net recovery of $7,320 from the liquidating trust established for the benefit of unsecured creditors of VMS Realty Partners.

      The above changes for the nine months ended September 30, 1998 when compared to the same period in 1997 resulted in an increase in the net loss to $92,078 ($0.01 per share) from $70,170 ($0.00 per share) This increase in net loss is due primarily to increased operating expenses.

                           B.H.I.T., Inc. Formerly....
                          BANYAN HOTEL INVESTMENT FUND

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

BANYAN HOTEL INVESTMENT FUND

By:  /s/ Harvey Polly                          Date:  November 5, 1998
     Harvey Polly, Director, President
     and Chief Executive Officer


     /s/ Morton I. Kalb                        Date:  November 5, 1998
     Morton I. Kalb, Director, Vice Pres.
     and Chief Financial Officer