Form 10KSB
period 1998-12-31
BANYAN HOTEL INVESTMENT FUND
filed 1999-03-31
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1998

                                       OR

[_]               TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

                         Commission File Number 1-9043

                             B.H.I.T. Inc. Formerly
                          Banyan Hotel Investment Fund
             (Exact name of Registrant as specified in its charter)

            Delaware                                       36-3361229
(State or other jurisdiction of                         (I.R.S. Employer
incorporated or organization)                        Identification Number)

875 Ave. of the Americas, Suite 1808, New York, N.Y.              10001
Former Address: One Penn Plaza, Ste. 1531,New York, N.Y.          10119
(Address of principal executive offices                        (Zip Code)

        Registrant's telephone number, including area code (212) 736-7880

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class              Name of each exchange on which registered
Shares of Common Stock                       None

          Securities registered pursuant to section 12 (g) of the Act:
                                      None

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant's Revenue for the preceding twelve months was $124,045. Shares of common stock outstanding as of March 8, 1999: 12,338,051. Aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $4,196,530.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on Pagel4 of sequentially numbered pages. Transitional
Small Business Disclosure Format   Yes [_]  No [X]

                                TABLE OF CONTENTS

                                     PART I

       Item 1.        Description of Business................................1
       Item 2.        Description of Property................................5
       Item 3.        Legal Proceedings......................................5
       Item 4.        Submission of matters to a
                          Vote of Security Holders...........................5

                                     PART II

       Item 5.        Market for Common Equity and
                          Related Shareholder Matters........................6
       Item 6.        Management's Discussion and
                          Analysis of Plan of Operation......................7
       Item 7.        Financial Statements ..................................8
       Item 8.        Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure.............9

                                    PART III

       Item 9.        Directors, Executive Officers, Promoters
                          and Control Persons of the Registrant.............10
       Item 10.       Executive Compensation ...............................11
       Item 11.       Security Ownership of Certain Beneficial
                          Owners and Management.............................11
       Item 12.       Certain Relationships and Related Transactions........13
       Item 13.       Exhibits, Financial Statement Schedules and
                          Reports on Form 8-K...............................13

       SIGNATURES     ......................................................14

                                     PART I

ITEM I.     DESCRIPTION OF BUSINESS

GENERAL

      The Registrant, B.H.I.T. Inc. (the "Company"), was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987, at which time the Company's name was changed to VMS Hotel Investment Fund. The Company began doing business under the name Banyan Hotel Investment Fund following shareholder authorization to amend its Certificate of Incorporation to formally change its name to Banyan Hotel Investment Fund during the second quarter of 1991. During the second quarter of 1998, the Company changed its name to B.H.I.T. Inc. in accordance with terms of the February 15, 1995 change of management agreement (see below).

      On September 13, 1985, the Company commenced a public offering of up to 10,000,000 units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Each unit consisted of two shares of common stock ("shares") at an offering price of $9.50 per share and one warrant entitling the holder to purchase one additional share at an initial exercise price of $9.50 per share. The shares and warrants were separated January 14, 1986. The warrants were exercisable for a five year period ending January 13, 1991, on which date all outstanding warrants were converted by the Fund into one-tenth of a share.

      The public offering was terminated on December 16, 1985 and the final closing occurred on January 13, 1986, with 4,931,333 units sold. The Company received gross proceeds of $98,482,751, net of volume discounts, from the sale of units of which $201,000 represented the sale of 10,050 units purchased by VMS Realty Partners.

PRESENT BUSINESS OPERATIONS

      The company was originally established to invest in mortgage loans, principally to entities affiliated with VMS Realty Partners which were collateralized by hotel and resort properties. Mortgage loans made by the Company were for initial terms of three, five or seven years, and were pre-payable in whole at any time without prepayment penalty.

      On January 28, 1992, the Board of Directors of the Company authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). The Plan contemplated the Company liquidating its assets and distributing the proceeds to its shareholders. The Company estimated that its liquidation value was between $.15 and $.20 per share. After the adoption of the Plan, management of the Company completed the workout or liquidation of certain assets and considered alternatives to the announced plan of liquidation which could provide greater shareholder value, including a number of unsolicited proposals from various third parties. Based upon Management's review of these various proposals, the Board of Directors resolved that one proposal was in the best interest of the Company and its shareholders because it allowed every shareholder an opportunity to sell his shares at an amount in excess of the projected liquidation value. The Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Company to execute and deliver a non-binding letter of intent with a Mr. Harvey Polly.

      On August 3, 1994 the Company entered into a Purchase Agreement (the "Purchase Agreement") with Mr. Polly providing, among other things, for an all cash tender offer, under which Mr. Polly agreed to offer to purchase 100% of the shares of common stock of the Company for $.35 per share. The Purchase Agreement was subsequently amended on November 4, 1994, December 19, 1994 and February 15, 1995. The Purchase Agreement provided, among other things, for the following events to occur at or before closing: (i) the resignation of the then current officers and directors, (ii) the purchase by the Company of "run-off" directors and officers liability insurance coverage for the current officers and directors; (iii) the termination of the employment contract of Leonard G. Levine and payment of the severance compensation associated therewith; (iv) the termination of the Administrative Services Agreement with Banyan Management Corp. and payment of the Termination fee associated therewith; and (v) the assignment by the Company of its ownership interest in Banyan Management Corp.

      On February 15, 1995, a change in control of the Company occurred pursuant to the closing of the sale of shares of common stock in the Company to Mr. Polly pursuant to the Purchase Agreement. Mr. Polly's tender offer, which commenced on December 28,1994, concluded on January 26, 1995, and resulted in the tender to Mr. Polly of 1,288,217 shares of common stock, or 12.5% of the Company's then outstanding shares of common stock, for a cash price of $0.35 per share. Subsequent to the closing of the tender offer, the terms of the Purchase Agreement also required Mr. Polly to purchase from the Company a number of shares sufficient to allow Mr. Polly to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase on February 15, 1995, per the Purchase Agreement. Mr. Polly purchased 2,047,766 newly issued shares of common stock of the Company for a cash price of $0.22 per share. Upon the acquisition of the aforesaid shares from the Company, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer,, Mr. Polly was the beneficial owner of 3,335,983 shares, or approximately 27% of the Company's outstanding voting shares of common stock.

      Upon the closing of the sale of shares of common stock of the Company on February 15, 1995, the Purchase Agreement provided for the resignation of the Company's then current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly's designees. Subsequent to the resignation of the Directors and Officers of the Company, no further arrangements or understanding among the Company or its new Officers and Directors existed. On February 15, 1995, Messrs, Leo Yarfitz, Morton I. Kalb, Willis G. Ryckman and Harvey Polly were appointed as new Directors of the Company. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary. Effective February 15, 1995,

Mr. Polly's and the Company's address of their principal executive office was One Penn Plaza, Suite 1531, New York, New York 10119. On October 1, 1998, the Company moved its offices to 875 Avenue of the Americas, Suite 1808, New York, New York 10001.

      On October 14, 1996, the Company was notified by the American Stock Exchange that its shares would be removed from listing on the Exchange and that the last day of trading on the Exchange would be October 25, 1996. The reason for this action was that the Company no longer met the requirements for continued listing, and the Company had discontinued previously announced negotiations to acquire a portfolio of retail shopping center properties.

      Also, on October 14, 1996, the Company Issued a press release stating the above facts, as well as that it had resumed negotiations to acquire, for cash and stock valued at approximately $80,000,000 a privately held domestic and international manufacturer and distributor of toys, hobby and leisure products with annual sales of approximately $80,000,000. The Company noted that the acquisition of the toy, hobby and leisure products company was subject to negotiations and execution of definitive agreements and subject to obtaining commitments for financing required to consummate the acquisition. The Company also noted that certain aspects of the acquisition program would require stockholder approval and that the matter would be submitted to stockholders at a meeting on a date to be announced. During 1997, negotiations for this acquisition were terminated.

      During the week of October 28, 1996, the Company's shares began trading on the NASD market with a ticker symbol of "VHTI".

      The Company has attempted to reduce the ongoing operating expenses and increase the revenues of the Company in order to maximize the net cash return to shareholders. The Company's ultimate return to shareholders is dependent upon management's ability to make profitable acquisitions and utilize its net operating loss.

OTHER MORTGAGE LOANS RECEIVABLE

      On October 10,1995, the Company made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan calls for interest at 12% per annum with monthly payments based on a ten (10) year amortization schedule and a balloon payment of the total balance in five
(5) years. This loan was sold to a company controlled by Mr. Polly during the third quarter of 1998 for its then principal balance.

      On February 13, 1996, the Company made a first mortgage loan in the amount of $150,000 which is secured by a commercial property in New York City. The loan represents less than 17% of the appraised value of the property, bears interest at the rate of 10% per annum and calls for monthly payments on a five year self-liquidating basis. This loan was prepaid in full during the second quarter of 1998.

      On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years. This mortgage was fully paid on March 1, 1999.

      On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April of 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. The mortgage is now due on April 1, 1999.

      The carrying amount of the above mortgage loans approximate their fair values.

INVESTMENT IN JOINT VENTURE

      On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non-interest bearing note in the amount of $350,000. The note was due on the date which was earlier of (i) September 30, 1998 or (ii) 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2, 1998, at which time the note was paid.

      The business of the Venture is to open Dunkin' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. The Venture has leased property in Long Island City, New York, where Dunkin' Donuts products are baked for delivery to various locations. It is expected that this facility will have the capacity to service 20 to 25 retail locations.

      The individual retail locations are selected by the Venture with Dunkin' Donuts' and Exxon's approval. Each site is renovated and equipped by the Venture and operated by the station operator. All baked products are purchased from the Venture and the station operator also pays the Venture a royalty fee based on sales, a portion of which is remitted to Dunkin' Donuts.

      As of December 31, 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January, 1999 and two additional retail locations opened in February, 1999.

TAX STATUS

Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust (REIT) under sections 856-860 of the Internal Revenue Code of 1986. However, management of the Company discontinued its REIT status, effective January 1, 1995. Accordingly, the Company has subsequently been treated as a C-Corporation in accordance with the Internal Revenue Code.

      The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

ITEM 2. DESCRIPTION OF PROPERTY

      As of December 31, 1998, the Company owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at December 31, 1998 is $0.

ITEM 3. LEGAL PROCEEDINGS

      The Registrant is not aware of any material pending legal proceedings as of March 8, 1999, nor were any proceedings terminated during the year ended December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matter to a vote of its security holders during the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's shares of common stock were traded on the American Stock Exchange ("AMEX") (Symbol - VHT), through October 25, 1996. Thereafter the Company's shares have been traded on the NASD market (Symbol - VHTI) . The range of high and low closing prices per share for each of the quarters in the years ended December 31, 1998, and 1997 are as follows:

                                     Share Price
                                     -----------
Quarter                          1998           1997
                                 ----           ----
      1.        High            $1.813         $1.688
                Low              0.906          0.875

      2.        High             1.625          2.125
                Low              1.000          0.938

      3.        High             1.031          1.125
                Low              0.750          0.750

      4.        High             0.781          1.000
                Low              0.438          0.813

      Prior to the acquisition of the Company by Mr. Polly (see Item I. Description of Business), the Company had suspended distributions due to interruption in the Company's cash flow resulting from defaults by borrowers on the Company's mortgage loans, the modest size of the Company's cash position and the uncertainly regarding the cash requirements for operating activities. No distributions were declared by the Company in 1998 and 1997.

      On October 14, 1996, the Company was notified by the American Stock Exchange that its shares would be removed from listing on the Exchange, and that the last day of trading, on the Exchange, would be October 25, 1996. The reason for this action was that the Company no longer met the requirements for continued listing, and the Company had discontinued previously announced negotiations to acquire a portfolio of retail shopping center properties.

      Also, on October 14, 1996, the Company issued a press release stating the above facts, as well as that it had resumed negotiations to acquire for cash and stock valued at approximately $80,000,000, a privately held domestic and international manufacturer and distributor of toys, hobby and leisure products with annual sales of approximately $80,000,000. The Company noted that the acquisition of the toy, hobby and leisure products company was subject to negotiations and execution of definitive agreements and subject to obtaining commitments for financing required to consummate the acquisition. The Company also noted that certain aspects of the acquisition program would require stockholder approval and that the matter would be submitted to stockholders at a meeting on a date to be announced. During 1997, negotiations for this acquisition were terminated.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         (continued)

      During the week of October 28, 1996, the Company's shares began trading on the NASD market with a ticker symbol of "VHTI".

      At December 31, 1998, there were 2,296 record holders of common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Company's cash and cash equivalents balance at December 31, 1998 and 1997 was $193,710 and $238,077 respectively. This decrease in cash and cash equivalents is primarily the result of payment of the Company's operating expenses.

      At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

      During 1997, the Company invested $1,000,000 in a mortgage. This mortgage yields 12% and was for a term of 7 1/3 months. This mortgage was due on April 1, 1998. The due date has been extended, by mutual consent, on four occasions for periods of 90 days and is now due on April 1, 1999. On April 30, 1998, the amount of the loan was paid down by $700,000, resulting in a balance of $300,000.

      During 1998, the Company invested $1,000,000 in a joint venture whose business is to open and operate Dunkin' Donuts Quick Service Restaurant locations in Exxon service stations in the New York, New Jersey and Connecticut areas.

      On November 18, 1993 in final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years, the Company received an interest in a liquidating trust established for the benefit of the unsecured creditors of VMS. As of December 31, 1993, the Company valued its interest at $4,939 representing its pro rata portion of the cash assets of the trust. During 1997 the Company recorded $19,901, on its Statement of income and Expenses as a recovery of the Provision for losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the liquidating trust. The $19,901 net recovery recorded in 1997 includes a $26,535 distribution received net of $6,634 due to the Class Action Settlement Fund representing the Company's share of amounts due per the terms of the previously settled VMS Securities litigation.

      The Company's ultimate return of cash to its shareholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investment of cash and cash equivalents, mortgages and investment securities; (iii) the Company's ability to control its operating expenses; (iv) possible recoveries from the liquidating trust and (v) operations of the Joint Venture.

ITEM 6. MANAGEMENT'S DICSUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

RESULTS OF OPERATIONS

      Total income for the years ended December 31, 1998 and 1997 was $124,045 and $165,457, respectively. The decrease in total income between 1998 and 1997 is the result of a decrease in interest earned on the Company's mortgage investments, and a decrease in interest earned on investment securities.

      Total expenses for the years ended December 31, 1998 and 1997 increased by $48,046. This increase in expenses was due to increases in franchise taxes, moving costs, insurance, advertising costs and by the reduction of $19,901 of recovery from the liquidating trust. In addition, the Company incurred a loss of $99,717 as a result of its equity investment for the year ended December 31, 1998.

      During 1997, the Company recorded net recoveries of losses on loans, notes and interest receivable, of $19,901 from the liquidating trust. During 1997, the Company realized a loss of $20,889 on the sale of investment securities.

      The net loss for 1998 was $252,635 ($0.02 per share) and 1997 was $84,349 ($0.01 per share).

IMPACT OF YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any computer programs that have time-sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company does not use a computer for any of its business activities. Based on a recent assessment, the Company determined that none of its operations will be impacted by the Year 2000 Issue except to the extent that its significant borrowers and its joint venture partners are unable to remediate their own Year 2000 Issues. Discussions with these borrowers, and with the managing member of the joint venture in which the Company has a 50% interest in has convinced Management that alternative procedures would enable these borrowers, and the joint venture to continue normal operations should they encounter Year 2000 problems.

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

      The following individuals are Directors and the Executive Officers of the
Company:

                 Harvey Polly                Director, President and
                                             Chief Executive Officer

                 Morton I. Kalb              Director, Vice President
                                             and Chief Financial Officer

                 Willis G. Ryckman           Director

                 Leo Yarfitz                 Director

      HARVEY POLLY, age 70, is a Director, President and Chief Executive Officer of the Company. Mr. Polly also serves as the Chief Executive Officer and a stockholder of H/R Industries, Inc., H/R Industries, Inc. is essentially a personal holding company which was formed in 1984 under the name Helena Rubinstein, Inc., and was engaged from 1984 until 1988 in various aspects of the cosmetic business. In 1988, the name of the corporation was changed to Elite Industries, Ltd., and in 1990 the name was changed to H/R Industries, Inc. Mr. Polly has been involved in the railroad business for approximately twenty years. In 1973 he founded and became a major stockholder in Emons Industries, Inc., which was formed on the basis of the acquisition of the Maryland and Pennsylvania Railroad Company. Since the founding of Emons Industries, Inc., Mr. Polly has been involved in the railroad freight car business, Mr. Polly has been, since 1975, Chief Executive Officer and a stockholder of Railway Freight Car Service, Inc., which is involved in the railroad boxcar leasing business. In 1994 and 1995, Mr. Polly was Chairman of CAGY Industries, Inc., the publicly held holding company for the Columbus and Greenville Railway, the Chattooga and Chicamauga Railway and the Redmont Railway and was the largest stockholder with approximately 40% of the outstanding shares of common stock. Mr. Polly sold his shares and resigned from the Board effective February 16, 1995. Since 1988 he has served on the Board of Directors of the Delaware Otsego Corp., which was a publicly held corporation that operates the New York Susquehanna and Western Railroad. In prior years, Mr. Polly was also a stockholder and heavily involved in the operations of the Louisiana Midland Railroad. He is also presently a stockholder and Officer of SLF of Martin County, Inc., a real estate development company. From 1987 to 1990 he was a principal shareholder, Chief Executive Officer and Director of Hanover Bank of Florida, a publicly held corporation.

      MORTON I. KALB, age 65, is a Director, Vice President and Chief Financial Officer of the Company. Mr. Kalb has served as Vice President and Chief Financial Officer of the Company since 1995. Mr. Kalb served as Vice President of H/R Industries, Inc., since July 1984. Mr. Kalb is also a Certified Public Accountant.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT (continued)

      WILLIS G. RYCKMAN, age 53, is a Director of the Company. Mr. Ryckman has served as Chairman of the Board of Directors of Tri-Tech Labs since August 1990. From December 1966 through August 1990, Mr. Ryckman was Senior Vice President of Manufacturers Hanover Trust Company.

      LEO YARFITZ, age 82, is a Director of the Company. Mr. Yarfitz has been a financial consultant with Sterling Management of Florida since June 1990. From October 1987 until October 1989, Mr. Yarfitz served as Chief Financial Officer of Hanover Bank of Florida. From October 1989 until December 1989, Mr. Yarfitz served as President of Hanover Bank of Florida.

ITEM 10.  EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

      No arrangements currently exist with respect to payments to the Directors for their service on the Company's Board of Directors, and no fees have been paid in 1998 or 1997.

B. EXECUTIVE COMPENSATION

      Compensation paid to Executive Officers for the years ended December 31, 1998 and 1997 is as follows:
                                                            Annual Compensation
                                                            -------------------
                                                                    Other
                            Year       Salary       Bonus       Compensation
                            ----       ------       -----       ------------
Morton I. Kalb              1998       $55,600       N/A            N/A
Vice President & Chief      1997       $55,600       N/A            N/A
Financial Officer

Celia Zisfein               1998       $28,600       N/A            N/A
Secretary                   1997       $28,600

There were no long term compensation awards or payouts during the years 1998 or 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 8, 1999, the following persons or entities were known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock of the Company.

                              Name of         Amount and Nature of    Percent Of
Title of Class           Beneficial Owner     Beneficial Ownership       Class

Shares of Common         Mr. Harvey Polly          2,745,983              22%
  Stock $.01 Par
  Value

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

      The following table sets forth the ownership of shares owned directly or indirectly by the Directors and Principal Officers of the Company as of March 8, 1999.

                                Name of              Amount and Nature of    Percent
Title of Class             Beneficial Owner          Beneficial Ownership    of Class
--------------             ----------------          --------------------    --------
Shares of Common Stock,    Mr. Harvey Polly (1)      2,745,983 shares           22%
$.01 Par Value             Director, President
                           and Chief Executive
                           Officer

Shares of Common Stock,    Mr. Morton I. Kalb        75,000 shares               1%
$.01 Par Value             Director
                           Vice President and
                           Chief Financial Officer

Shares of Common Stock,    Mr. Leo Yarfitz           100,000 shares              1%
$.01 Par Value             Director
                           Director

Shares of Common Stock,    All Directors and         2,920,983 shares           24%
$.01 Par Value             Officers of the Fund
                           as a group (6 persons)

      (1) During 1998, Mr. Polly transferred 500,000 shares to a Charitable Trust of which he is President and a Director and 100,000 shares to his wife. These shares are not included in the above figure. Mr. Polly also transferred 35,000 shares to unrelated parties which are also not included above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS

      On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000 which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years. This mortgage was paid in full on March 1, 1999.

      During 1998 and 1997, the Company reimbursed an affiliated company $17,958 and $21,534 respectively, for health insurance premiums paid on behalf of the Company. Included in this reimbursement is $6,496 and $7,080 which is prepaid as of December 1998 and 1997 respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      (1)  (2)   The Financial Statements indicated in Part II Item 7, Financial
                 Statements.

           (3) Exhibit (2) Plan of Organization, Reorganization, Management, Liquidation or Succession; Exhibit (21) Subsidiaries of the Company.

      The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form 5-11 (File number 2-96565), referencing the exhibit number used in such Registration Statement.

             Exhibit Number                      Description
             --------------                      -----------
                (3) (a)                          Certificate of Incorporation
                (3) (b)                          By-Laws

(b) No reports on Form 8-K were filed during the year ending December 31, 1998.

(c)   See Item 13 (a) (3) above.

(d)   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

      B.H.I.T. Inc. F/K/A BANYAN HOTEL INVESMENT FUND

      By:  /s/ Harvey Polly                             Date: March 8, 1999
           Harvey Polly, Director, President
           and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      By:  /s/ Morton I. Kalb                           Date: March 8, 1999
           Morton I. Kalb
           Vice President and
           Chief Financial Officer

           /s/ Willis Ryckman                           Date: March 8, 1999
           Willis Ryckman, Director

           /s/ Leo Yarfitz                              Date: March 8, 1999
           Leo Yarfitz, Director

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      ITEM 13 (a) (1) and (2)

                                                                    Pages

      Report of Independent Auditors                                 F-2

      Consolidated Balance Sheets as of                              F-3
       December 31, 1998 and 1997

      Consolidated Statements of Operations                          F-4
       For the Years Ended December 31, 1998 and 1997

      Consolidated Statements of Stockholders' Equity         F-5 to F-6
       For the Years Ended December 31, 1998 and 1997

      Consolidated Statements of Cash Flow for the                   F-7
       Years Ended December 1998 and 1997

      Notes to Consolidated Financial Statements             F-8 to F-15

                         Report of Independent Auditors

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying consolidated balance sheets of B.H.I.T. Inc.(formerly Banyan Hotel Investment Fund) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.H.I.T. Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

New York, New York
March 12, 1999

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

ASSETS                                                   1998            1997
                                                         ----            ----
  Cash and Cash Equivalents                        $    193,710    $    238,077

  Interest Receivable on Mortgages
   Receivable and Miscellaneous Receivables               3,147          14,188
  Mortgage Loans Receivable:
   Related Party                                        106,189         106,189
   Other                                                300,000       1,430,300
  Investment in Joint Venture                           905,283              --
  Prepaid Insurance                                      15,593           7,080
  Other Assets                                            7,635           4,437
                                                   ----------------------------
   Total Assets                                    $  1,531,557    $  1,800,271
                                                   ============================

LIABILITIES AND STOCKHOPLDERS' EQUITY

  Accounts Payable, Accrued Expenses and
   Deferred Income                                 $     38,279    $     54,358
                                                   ----------------------------

  Stockholders' Equity
  Shares of Common Stock $0.01 Par Value
   20,000,000 Shares Authorized 12,338,051
   Shares Outstanding                                87,477,847      87,477,847

  Accumulated Deficit                               (85,976,380)    (85,723,745)

  Treasury Stock, At Cost, for 32,757
   Shares of Common Stock                                (8,189)         (8,189)
                                                   ----------------------------

   Total Stockholders' Equity                         1,493,278       1,745,913
                                                   ----------------------------

Total Liabilities and Stockholders' Equity         $  1,531,557    $  1,800,271
                                                   ============================

                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1998 and 1997

INCOME                                                    1998            1997
                                                          ----            ----
   Interest Income on Cash
   and Cash Equivalents                               $  11,214       $  13,261
  Interest Income on
   Investment Securities                                     --          41,715
  Interest Income on
   Mortgage Receivables                                 102,064          99,862
  Interest Income from
   Related Parties                                       10,619          10,619
  Interest Income - Other                                   148              --
                                                      -------------------------
   Total Income                                         124,045         165,457

  Equity in Net Loss of Unconsolidated
   Joint Venture                                         99,717              --

EXPENSES

  Recovery of Losses on Mortgage Loans,
  Notes and Interest Receivable                              --         (19,901)
                                                      -------------------------


  Stockholder Expenses                                    8,095           8,461

  Other Professional Fees                                74,031          65,254

  General and Administrative                            194,837         175,103
                                                      -------------------------

TOTAL EXPENSES                                          276,963         228,917
                                                      -------------------------

  Operating Loss                                       (252,635)        (63,460)

  Net Loss on Investment
  Securities Sold                                            --         (20,889)
                                                      -------------------------

Net (Loss)                                            $(252,635)      $ (84,349)
                                                      =========================

Basic Net Loss Per Share of
Common Stock (Based on Weighted
  Average Number of Shares
  Outstanding of 12,338,051)                          $   (0.02)      $   (0.01)
                                                      =========================

                             See accompanying Notes

                             B.H.I.T., Inc. Formerly
                    BANYAN HOTEL INVESTMENT FUND CONSOLIDATED
             STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended
                           December 31, 1998 and 1997

                                                                     Unrealized
                                                                        Loss on
                                       Shares of Common Stock        Investment
                                        Shares        Amount         Securities
                                     --------------------------    -------------

   Stockholders' Equity (Deficit)
   December 31,1996                    12,338,051   $87,477,847     $   (27,430)

   Market Adjustment
   December 31, 1997                                                     27,430

   Net Loss for the Year Ended
   December 31, 1997                            -             -               -
                                     --------------------------    -------------

   Stockholders' Equity (Deficit)
   December 31, 1997                   12,338,051    87,477,847              -0-

   Net Loss for the Year Ended
   December 31, 1998                            -             -               -
                                     --------------------------    -------------

   Stockholders' Equity (Deficit)
   December 31, 1998                   12,338,051   $87,477,847     $        -0-
                                     ==========================    =============

                             B.H.I.T., Inc. Formerly
                    BANYAN HOTEL INVESTMENT FUND CONSOLIDATED
             STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended
                           December 31, 1998 and 1997

                                    Accumulated       Treasury
                                      Deficit          Stock           Total
                                   ------------    ------------    ------------
Stockholders' Equity (Deficit)
December 31, 1996                  $(85,639,396)   $     (8,189)   $  1,802,832

Market Adjustment  December
31, 1997                                     --              --          27,430

Net Loss for the Year Ended
December 31, 1997                       (84,349)             --         (84,349)
                                   ------------    ------------    ------------

Stockholders' Equity (Deficit)
December 31, 1997                   (85,723,745)         (8,189)      1,745,913

Net Loss for the year Ended
December 31, 1998                      (252,635)             --        (252,635)
                                   ------------    ------------    ------------

Stockholders' Equity (Deficit)
December 31, 1998                  $(85,976,380)   $     (8,189)   $  1,493,278
                                   ============    ============    ============

                             See Accompanying Notes

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years
                        Ended December 31, 1998 and 1997

                                                          1998           1997
                                                          ----           ----
Operating Activities:
  Net (Loss)                                        $  (252,635)    $   (84,349)

Adjustments to Reconcile Net Loss to Net
  Cash Flows Used In Operating Activities

Loss on Sale of Security Investments                         --          20,889

Amortization of Premium or (Discount) on
  Investment Securities                                      --            (209)
Equity in Net Loss of Unconsolidated Joint
  Venture                                                99,717              --
Net Change In:
  Interest Receivable                                    11,041          (5,870)
  Prepaid Insurance                                      (8,513)           (790)
  Other Assets                                           (3,198)             --
  Accounts Payable and Accrued Expenses                 (16,079)        (27,496)
                                                    ---------------------------

Net Cash Used in Operating Activities                  (169,667)        (97,825)
                                                    ---------------------------

Investing Activities:

  Proceeds from Sale and Maturity of
  Investment Securities                                      --         870,750

Investment in Mortgage Loan                                  --      (1,000,000)

Principal Collections on Mortgage Loans                 827,855          50,217


Proceeds From Sale of Mortgage Receivable               302,445              --

Investment in Joint Venture                          (1,005,000)             --
                                                    ---------------------------

Cash Provided by (Used in)
 Investing Activities                                   125,300         (79,033)
                                                    ---------------------------

Net (Decrease) in Cash
 and Cash Equivalents                                   (44,367)       (176,858)


Cash and Cash Equivalents at
 Beginning of Year                                      238,077         414,935
                                                    ---------------------------

Cash and Cash Equivalents at
 End of Year                                        $   193,710     $   238,077
                                                    ===========================

                             See Accompanying Notes

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years
                        Ended December 31, 1998 and 1997

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A.    BASIS OF PRESENTATION

            B.H.I.T. Inc. Formerly Banyan Hotel Investment Fund ("the Company") was organized under the laws of the State of Massachusetts, pursuant to a Declaration of Trust filed March 19, 1985, and subsequently reorganized as a Delaware Corporation on March 13, 1987. The Company's primary purpose is to invest in mortgage loans.

            The accompanying consolidated financial statements include the accounts of the Company's and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

            The Company accounts for its investment in a joint venture using the equity method, as the Company does not have any control over the operations of the joint venture.

      B.    INCOME TAXES

            Prior to 1995, the Company was treated as a Real Estate Investment Trust ("REIT") under Internal Revenue Code Sections 856--860. In order to qualify, the Company was required to distribute at least 95% of its taxable income to stockholders and meet asset and income tests as well as certain other requirements. During 1995, the Company elected to discontinue its "REIT" status effective for the year ended December31, 1995. As a result of this election, the Company is being taxed as a C--Corp., for federal and state tax purposes and could be subject to a corporate level federal and state tax.

            The deferred tax assets and liabilities the Company are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that would be in effect when the differences are expected to reverse.

      C.    INCOME (LOSS) PER SHARE

            For 1998 and 1997, basic earnings per share was calculated using 12,338,051 weighted average shares outstanding during the year. There were no dilutive securities outstanding for the years ended December 31, 1998 and 1997.

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      D.    CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      E.    USE OF ESTIMATES

            The preparation of Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ from these estimates.

      F.    REVENUE RECOGNITION

            Interest income from mortgages receivable is recorded on an accrual basis.

      G.    SEGMENT INFORMATION

            The Company's current operations primarily relate to servicing its mortgage loans and monitoring its investment in a joint venture. Management allocates its resources proportionately to the respective amounts invested in each area.

      H.    RECLASSIFICATIONS

            Certain items from the prior year have been reclassified to conform to current year presentation.

      I.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of this Statement will have a significant effect on its operations or financial position.

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    MORTGAGE LOANS RECEIVABLE

      On October 10, 1995, the Company made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan provides for interest at 12% per annum with monthly payments based on a ten (10) year amortized schedule and a balloon payment of the total balance in five (5) years. This loan was sold to a company controlled by Mr. Polly during the third quarter of 1998 for its then principal balance.

      On February 13, 1996, the Company made a first mortgage loan in the amount of $150,000 which is secured by a commercial property in New York City. The loan represents less than 17% of the appraised value of the property, bears interest at the rate of 10% per annum and calls for monthly payments on a five year self-liquidating basis. This loan was prepaid in full during the second quarter of 1998.

      On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum payable monthly, with a balloon payment of principal after five years. This loan was paid in full on March 1, 1999.

      On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April of 1998 the loan was paid down by $700,000 and the residential property was released from the lien. The mortgage on the remaining $300,000 is now due on April 1, 1999. A summarized balance sheet and statement of income and expenses are as follows for 2849 East Ledbetter Drive, the property which collateralizes the remaining $300,000 mortgage loan as of December 31, 1998:

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                            December 31,
Assets                                                   1998          1997
                                                    ----------------------------
Real estate, net of accumulated depreciation of
 $100,770 and $92,597 in 1998 and 1997,
 respectively                                          $  402,817    $  410,990
Other assets                                                  960        11,370
                                                    ----------------------------
Total assets                                           $  403,777    $  422,360
                                                    ============================

Liabilities and owners' equity
Mortgage note payable                                  $  300,000    $  300,000
                                                    ----------------------------
Total liabilities                                         300,000       300,000

Owners' equity                                            103,777       122,360
                                                    ----------------------------
Total liabilities and owners' equity                   $  403,777    $  422,360
                                                    ============================

Income
Rental inome                                           $   41,720    $   41,720
Other income                                               12,274        11,370
                                                    ----------------------------
                                                           53,994        53,090
Expenses
Total other expenses                                       58,568        38,959
                                                    ----------------------------
Net income (loss)                                     $   (4,574)    $   14,131
                                                    ============================

      2849 East Ledbetter Drive is located in Dallas, Texas, and is net leased to a single retail tenant. The lease is due to expire on January 31, 2000, and has four additional five year extension options remaining. Each extension period is subject the same terms and conditions as currently exists as of December 31, 1998.

      The carrying amount and fair value of the mortgage loans are as follows:

                       Original Loan           Carrying
Loan Date                  Amount               Amount             Fair Value
---------              ---------------      ---------------      ---------------
February 29, 1996            106,189             106,189              106,189
August 20, 1997            1,000,000             300,000              300,000

      The fair value was determined by calculating the present value of the future principal and interest payments at a market discount rate.

      The total carrying amounts of the mortgages held at December 31, 1998 will be repaid in 1999.

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    INVESTMENT IN JOINT VENTURE

      On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non-interest bearing note in the amount of $350,000. The note was due on the date which was earlier of (i) September 30, 1998 or (ii) the date in which was 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2, 1998, at which time the note was paid.

      The business of the Venture is to open Dunkin' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. The Venture has leased property in Long Island City, New York, where Dunkin' Donuts products are baked for delivery to various locations. It is expected that this facility will have the capacity to service 20 to 25 retail locations.

      The individual retail locations are selected by the Venture with Dunkin' Donuts' and Exxon's approval. Each site is renovated and equipped by the Venture and operated by the station operator. All baked products are purchased from the Venture and the station operator also pays the Venture a royalty fee based on sales, a portion of which is remitted to Dunkin' Donuts.

      As of December 31, 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January, 1999 and two additional retail locations opened in February, 1999.

      A summarized balance sheet and statement of operations are as follows for the Venture:

                                                             December 31,
    Assets                                                       1998
                                                              ----------
    Equipment, net of accumulated depreciation of $4,695      $  277,002
    Leasehold improvements, net of accumulated
      depreciation of $2,250                                     132,700
    Franchise fees, net of accumulated
      amortization of $370                                       191,021
    Other assets                                                 337,179
                                                              ----------
    Total assets                                              $  937,902
                                                              ==========

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                             December 31,
    Liabilities and members' equity                              1998
                                                             -----------
    Accounts payable                                         $    32,619
                                                             -----------
    Total liabilities                                             32,619

    Members' equity:
     B.H.I.T., Inc.                                              905,283
      Subex LLC                                                    2,575
      Metro Franchising Bakery LLC                                 2,425
      Less: Equity subscription receivable                        (5,000)
                                                             -----------
    Total members' equity                                        905,283
                                                             -----------
    Total liabilities and members' equity                    $   937,902
                                                             ===========


                                                            For the Period
                                                             May 28, 1998
                                                             to December
    Income                                                     31, 1998
                                                             -----------
    Net sales                                                $     3,659
    Interest income                                                7,151
                                                             -----------
                                                                  10,810
    Expenses
    Total other expenses                                         110,527
                                                             -----------
    Net (loss)                                                   (99,717)
                                                             -----------
    Net (loss) allocated to the Company                      $   (99,717)
                                                             ===========

ORGANIZATION AND RELATED MATTERS OF THE VENTURE

      The Venture's operating agreement (the "Agreement") provides for, among other matters, the allocation of profits and losses of the Venture (as defined in the Agreement), the allocation of net cash flow of the Venture (as defined in the Agreement) and the priority of payments to be made to each of the Venture's members (the "Members") upon dissolution of the Venture. The Members, along with their respective percentage interests in the Venture, are as follows:

      Metro Franchising Bakery LLC        24.25%
      Subex LLC                           25.75%
      B.H.I.T. Inc.                       50.00%

      Franchises were purchased from an affiliate, at cost, and are being amortized as follows for the baking facility and the retail locations, respectively: (i) over the life of the respective retail locations (ten years), beginning when each retail location opens for business, and (ii) over ten years, commencing in December, 1998, the date when the first retail location opened for business.

                            B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    TRANSACTIONS WITH AFFILIATES

      During 1998 and 1997, the Company reimbursed an affiliated company $17,958 and $21,534 for health insurance premiums paid on behalf of the Company. Included in this reimbursement is $6,496 and $7,080 which is prepaid as of December 31, 1998 and 1997, respectively. As noted in Note 2, the Company sold its first mortgage receivable to a company controlled by Mr.Polly in the third quarter of 1998 for its then principal balance of $302,445.

5.    INVESTMENT IN LIQUIDATING TRUST

      The Company has an interest in a Liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. During 1997 the Company recorded $19,901 on its Statement of Income and Expenses as a recovery of the Provisions for Losses on Mortgage Loans, Notes and Interest Receivable related to the distributions received from the Liquidating Trust. The $19,901 net recovery recorded in 1997 includes the $26,535 distribution received net of $6,634 due to the Class Action Settlement Fund representing the Company's share of amounts due per the terms of the previously settled VMS Securities Litigation.

6.    OTHER INVESTMENT

      As of December 31, 1998, the Company owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at December 31, 1998 is $0.

7.    LEASE COMMITMENTS

      Future minimum annual rental commitments as of December 31, 1998, applicable to the Company's office space is as follows:

       Year ending December 31:
        1999                                     $19,188
        2000                                      19,188
        2001                                      14,391
                                                 -------
                                                 $52,767
                                                 =======

      At any time subsequent to September 30, 2000, the Company has the right to terminate this lease without incurring a penalty. Rental expense for the year ended December 31, 1998 was $28,973. Rental expense decreased starting October 1, 1998, due to the Company's moving to a different office space.

                             B.H.I.T., Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INCOME TAXES

      As of December 31, 1998, the Company had a net operative loss carry forward of approximately $75,200,000 which expires between 2005 and 2018. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

      A Summary of the components of deferred taxes is as follows:

Deferred Tax Asset - Non Current                    1998                1997
                                                    ----                ----
Net Operating Loss Carry Forward               $ 30,092,235       $  30,033,730
Valuation Allowance                             (30,092,235)        (30,033,730)
                                               --------------------------------
                                               $     -0-          $      -0-
                                               ================================