Form 10QSB
period 1999-03-31
BANYAN HOTEL INVESTMENT FUND
filed 1999-05-17
CIK 764897

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                     FORM 10-QSB
           ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1999

                                           OR

           (   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from           to

                        Commission File Number 1-9043


                 B.H.I.T. Inc. Formerly Banyan Hotel Investment Fund
                (Exact Name of registrant as specified in its charter)

                  DELAWARE                                36-3361229
                  --------                                ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)
     875 Avenue of the Americas, Suite 1808,
     New York, New York                                          10001
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 736-7880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

Shares of Common Stock outstanding as of May 5, 1999: 12,338,051
Transitional Small Business Disclosure Format  Yes   No X

                                B.H.I.T. Inc.
                       Formerly BANYAN HOTEL INVESTMENT FUND
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


INDEX                                                                                             PAGE
                                                                                                  ----


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31,
              1999 (unaudited) and December 31, 1998................................................3

            Consolidated Statements of Income and Expenses
              for the three months ended March 31, 1999 and
              1998 (unaudited) .....................................................................4

            Consolidated Statement of Stockholders' Equity
              for the three months ended March 31, 1999
              (unaudited)...........................................................................5

            Consolidated Statement of Cash Flows for the
              three months ended March 31, 1999 and 1998
              (unaudited) ..........................................................................7

            Notes to Consolidated Financial Statements
              (unaudited)...........................................................................8

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...........................................................................11


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.......................................................13


SIGNATURES ........................................................................................14


                                               B.H.I.T. Inc.
                                   Formerly BANYAN HOTEL INVESTMENT FUND
                                       CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 1999 AND DECEMBER 31, 1998

                                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSETS                                                                          1999             1998
                                                                                ----             ----
                                                                            (Unaudited)

Cash and Cash Equivalents ................................................  $   263,304         $   193,710

Interest Receivable on Mortgages
   And Miscellaneous Receivables .........................................        3,284               3,147

Mortgage Loans Receivable:
 Related Party ...........................................................           --             106,189
 Other ...................................................................      300,000             300,000

Investment in Joint Venture ..............................................      856,939             905,283

Prepaid Insurance ........................................................        7,082              15,593

Other Assets .............................................................        3,198               7,635
                                                                           ------------         -----------
                                                                           $  1,433,807         $ 1,531,557
                                                                           ------------         -----------
                                                                           ------------         -----------

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Expenses ...................................  $     19,235         $    38,279
                                                                           ------------         -----------
Stockholders' Equity
Shares of Common Stock $0.01 Par Value
20,000,000 Shares Authorized
12,338,051 Shares Outstanding ...........................................    87,477,847          87,477,847

Accumulated Deficit .....................................................   (86,055,086)        (85,976,380)

Treasury Stock, At Cost
  for 32,757 Shares of Common Stock .....................................        (8,189)             (8,189)
                                                                           ------------         -----------

Total Stockholders' Equity ..............................................     1,414,572           1,493,278
                                                                           ------------         -----------

Total Liabilities and
  Stockholders' Equity ..................................................   $ 1,433,807          $1,531,557
                                                                            -----------          ----------
                                                                            -----------          ----------





                                       See Accompanying Notes

                                          B.H.I.T. Inc.
                              Formerly BANYAN HOTEL INVESTMENT FUND
                         CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                       FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                              (UNAUDITED)


                                            1999             1998
                                            ----             ----


INCOME
Interest Income on Cash
  and Cash Equivalents ................   $  1,734         $  2,038
Interest Income on
 Mortgages Receivable .................      9,000           43,206
Interest Income from
 Related Parties ......................      1,770            1,770
                                          --------         --------

Total Income ..........................     12,504           47,014
                                          --------         --------

Equity in Net Loss of Unconsolidated
 Joint Venture                             (48,344)             --
                                          --------        --------


EXPENSES
Stockholder Expenses ..................      1,754            2,039
Other Professional Fees ...............         --           30,826
General and Administrative ............     41,112           53,606
                                          --------         --------

TOTAL EXPENSES ........................     42,866           86,471

Net Loss ..............................   $(78,706)        $(39,457)
                                          --------         --------
                                          --------         --------

Net Loss Per Share of
  Common Stock (Based
  on Number of Shares Outstanding
  of 12,338,051)                          $  (0.01)        $  (0.00)
                                          --------         --------
                                          --------         --------


                                       See Accompanying Notes

                                           B.H.I.T. Inc.
                               Formerly BANYAN HOTEL INVESTMENT FUND
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
                                  THREE MONTHS ENDED MARCH 31, 1999
                                             (UNAUDITED)



                                      SHARES OF COMMON STOCK
                                      ----------------------
                                      SHARES          AMOUNT
                                      ------          ------

Stockholders'
Equity (Deficit)
December 31, 1998 .................  12,338,051     $87,477,847

Net Loss ..........................      --              --
                                     -----------    -----------


Stockholders'
Equity (Deficit)
March 31, 1999 ....................  12,338,051     $87,477,847
                                     ----------      ----------
                                     ----------      ----------

                                   B.H.I.T. Inc.
                     Formerly BANYAN HOTEL INVESTMENT FUND
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 (continued)
                                   (UNAUDITED)






                                                        ACCUMULATED                  TREASURE
                                                          DEFICIT                     STOCK                   TOTAL
                                                        -----------                  --------                 -----


Stockholders' Equity
(Deficit)
December 31, 1998...................................... $(85,976,380)                $(8,189)            $1,493,278

Net Loss ..............................................      (78,706)                    --                 (78,706)
                                                        ------------                 -------             ----------
Stockholders' Equity
(Deficit)
March 31, 1999 ........................................ $(85,976,380)                $(8,189)            $1,414,572
                                                       -------------                 -------             ----------
                                                       -------------                 -------             ----------

                                       See Accompanying Notes

                                           B.H.I.T. Inc.
                               Formerly BANYAN HOTEL INVESTMENT FUND
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                            (UNAUDITED)


                                                                                   1999               1998
                                                                                 ---------         ---------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss ....................................................................    $ (78,706)        $ (39,457)

Adjustments to Reconcile Net Loss to Net
 Cash Flows Used in Operating Activities

Equity in Net Loss of Unconsolidated
 Joint Venture ..............................................................       48,344                --

Net Change in:
Interest Receivable on Cash
  and Cash Equivalents ......................................................         (137)             (138)
Prepaid Insurance ...........................................................        8,511             5,319
Other Assets ................................................................        4,437                --
Accounts Payable and
   Accrued Expenses ........................................................       (19,044)             (502)
                                                                                 ---------         ---------

Net Cash Used in
 Operating Activities ......................................................       (36,595)          (34,778)
                                                                                 ---------         ---------

CASH FLOW FROM
INVESTMENT ACTIVITIES:

Principal collections on Mortgage Loans ....................................       106,189            13,261
                                                                                 ---------         ---------

Net Cash Provided by
 Investment Activities ......................................................      106,189            13,261
                                                                                 ---------         ---------

Net Increase (Decrease)
  in Cash and Cash Equivalents ..............................................       69,594           (21,517)

Cash and Cash Equivalents
  at Beginning of Period ...................................................       193,710           238,077
                                                                                 ---------         ---------

Cash and Cash Equivalents
  at End of Period .........................................................     $ 263,304         $ 216,560
                                                                                 ---------         ---------
                                                                                 ---------         ---------



                                       See Accompanying Notes

                               B.H.I.T. Inc.
                  Formerly BANYAN HOTEL INVESTMENT FUND
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1999
                                (UNAUDITED)


BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not indicative of the results that may be expected for the year ended December 31, 1999.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

    The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

MORTGAGE LOANS RECEIVABLE

    On October 10, 1995, the Company made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan calls for interest at 12% per annum with monthly payments based on a ten (10) year amortization schedule and a balloon payment of the total balance in five (5) years. The loan was sold to a company controlled by Mr. Polly during the third quarter of 1998 for its then principal balance.

     On February 13, 1996, the Company made a first mortgage loan in the amount of $150,000 which is secured by a commercial property in New York City. The loan represents less than 17% of the appraised value of the property, bears interest at the rate of 10% per annum and calls for monthly payments on a five year self-liquidation basis. This loan was prepaid in full during the second quarter of 1998.

     On February 29, 1996, the Company had a first mortgage loan in the approximate amount of $106,000 which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled MORTGAGE LOANS RECEIVABLE by Mr. Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five (5) years. This loan was fully paid on March 1,1999.

     On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the Corporate owners of both properties have personally guaranteed the loan. In April of 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. The mortgage is now due on July 1, 1999.

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

     As of December 31, 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January, 1999 and two additional retail locations opened in February, 1999. in April, 1999 two additional locations were opened, bringing the total to six locations.

     A summarized statement of operations is as follows for the Venture:


                                                          FOR THE THRE MONTH
                                                             PERIOD ENDED
                                                            MARCH 31, 1999
                                                          ------------------

       INCOME
       Net Sales and Royalties .............................    $ 124,851
       Interest Income .....................................        2,045
                                                                ---------
                                                                  126,896

       EXPENSES
       Total Expenses ......................................      175,240
                                                                ---------
       Net Loss ............................................      (48,344)
       Net Loss Allocated to the Company ...................    $ (48,344)
                                                                ---------
                                                                ---------



INVESTMENT IN LIQUIDATING TRUST

    The Company has an interest in a liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. No funds have been received by the Company, from the Trust in 1999 or 1998.

OTHER INVESTMENT

     As of March 31, 1999, the Company owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at March 31, 1999 and December 31, 1998 is $0.

TRANSACTIONS WITH AFFILIATES

     During the first quarter 1998, the Company reimbursed an affiliated company $5,319 for Health Insurance premiums paid on behalf of the Company. During the first quarter of 1999, this reimbursement amounted to $5,051.

INCOME TAXES

     Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust (REIT) under sections 856-860 of the Internal Revenue Code of 1986. However, management of the Company discontinued its REIT status effective January 1, 1995. Accordingly, the Company has subsequently been treated as a C--Corporation in accordance with the Internal Revenue Code.

     As of March 31, 1999, the Company had a net operating loss carry forward of approximately $75,300,000 which expires between 2005 and 2018. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

     A summary of the components of deferred taxes is as follows:



                                                                     MARCH 31, 1999       DECEMBER 31, 1998
                                                                     --------------       -----------------
Deferred Tax Asset - Non Current ..............................       $ 30,129,464          $ 30,092,235
Net Operating Loss Carry Forward ..............................        (30,129,464)          (30,092,235)
                                                                      ------------          ------------
Valuation Allowance ...........................................       $      -0-            $      -0-
                                                                      ------------          ------------
                                                                      ------------          ------------


LEGAL PROCEEDINGS

     The Registrant is not aware of any material pending legal proceedings as of May 5, 1999 nor were any proceedings terminated during the quarter ended March 31, 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short--term investments. The Company's cash and cash equivalents balance at March 31, 1999 and December 31, 1998 was $263,304 and $193,710 respectively.

     At this time, there are no material commitments for capital expenditures. The Company's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

     As of March 31, 1999, the Company's mortgage loan portfolio consisted of one loan, as detailed above.

     The Company's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investment of cash and cash equivalents, and mortgages; (iii) the Company's ability to control its operating expenses;
(iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust, if any; and (v) operating results of the Joint Venture.

RESULTS OF OPERATIONS

     Total income for the three months ended March 31, 1999 and 1998 was $12,504 and $47,014 respectively. The decrease is due primarily to principle prepayments on the Company's mortgage loans receivable.

     Operating expenses for the three months ended March 31, 1999 were lower than those for the same period in 1998. The decrease is due primarily to reductions in Professional fees and General and Administrative expenses. In addition, the Company incurred a loss of $48,344 as a result of its equity investment for the three month period ended March 31, 1999.

     The above changes for the three months ended March 31, 1999, when compared to the same period in 1998, resulted in an increase in the net loss to $78,706 ($(0.01) per share) from $39,457 ($0.00 per share).

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

     The Company does not use a computer for any of its business activities. Based on a recent assessment, the Company determined that none of its operations will be impacted by the Year 2000 Issue except to the extent that its significant borrowers and its joint venture partners are unable to remediate their own Year 2000 Issues. Discussions with these borrowers, and with the managing member of the joint venture in which the Company has a 50% interest has convinced Management that alternative procedures would enable these borrowers, and the joint venture to continue normal operations should they encounter Year 2000 problems.

                                        PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


           No exhibits are included with this Report.

                                         SIGNATURES


     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


BANYAN HOTEL INVESTMENT FUND








By:            /s/ Harvey Polly
               ----------------                               Date: May 5, 1999
               Harvey Polly, Director, President
               and Chief Executive Officer


By:           /s/ Morton I. Kalb
              ------------------                              Date: May 5, 1999
               Morton I. Kalb, Director, Vice Pres.
               and Chief Financial Officer
