Form 10QSB
period 1999-06-30
BHIT INC
filed 1999-08-10
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

Shares of Common Stock outstanding as of August 2, 1999: 12,403,565 Transitional Small Business Disclosure Format Yes . No X

                                  B.H.I.T. Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

INDEX                                                                       PAGE

PART I FINANCIAL INFORMATION

Item I Financial Statements

            Consolidated Balance Sheets as of June 30,
            1999 (unaudited)and December 31, 1998..............................3

            Consolidated Statements of Operations
              for the six months ended June 30, 1999 and
              1998 (unaudited).................................................4

            Consolidated Statements of Operations
              for the three months ended June 30, 1999 and
              1998 (unaudited).................................................5

            Consolidated Statement of Stockholders' Equity
              for the six months ended June 30, 1999
              (unaudited)......................................................6

            Consolidated Statements of Cash Flows for the
              six months ended June 30, 1999 and 1998
              (unaudited)......................................................7

              Notes to Consolidated Financial Statements
              (unaudited)......................................................8

Item 2        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.....................................................11

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K ...............................13

SIGNATURES....................................................................14

                          PART I FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                                  B.H.I.T. Inc.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                    (Unaudited)
ASSETS                                                                  1999               1998
                                                                    ------------       ------------
Cash and Cash Equivalents                                           $    199,359       $    193,710
Interest Receivable on Cash and Cash Equivalents and Mortgages
                                                                           3,288              3,147
Mortgages Receivable - Related Party                                        --              106,189
                                    Other                                300,000            300,000
Investment in Joint Venture                                              847,202            905,283
Prepaid Insurance                                                          8,965             15,593
Other Assets                                                               3,198              7,635
                                                                    ------------       ------------
    Total Assets                                                    $  1,362,012       $  1,531,557
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts Payable and Accrued Expenses                            $      5,119       $     38,279
                                                                    ------------       ------------

Stockholders' Equity
Shares of Common Stock $0.01
    Par Value, 20,000,000 Shares Authorized, 12,436,322 Shares
    Issued and 12,403,565 Share Outstanding

                                                                      87,477,847         87,477,847

Accumulated Deficit                                                  (86,112,765)       (85,976,380)

Treasury Stock, at Cost, for 32,757 shares of Common Stock
                                                                          (8,189)            (8,189)
                                                                    ------------       ------------

Total Stockholders' Equity                                             1,356,893          1,493,278
                                                                    ------------       ------------

Total Liabilities & Stockholders' Equity
                                                                    $  1,362,012       $  1,531,557
                                                                    ============       ============

                             See accompanying notes

                                  B.H.I.T. Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


REVENUES                                             1999            1998
                                                   ---------       ---------
Interest Income on Cash and Cash Equivalents       $   3,584       $   5,830

Interest Income on Mortgages Receivable               18,000          71,735

Interest Income from Related Parties                   1,770           5,310
                                                   ---------       ---------
Total Revenues                                        23,354          82,875
                                                   ---------       ---------

Equity in (Loss) of Unconsolidated
  Joint Venture                                      (58,081)           --
                                                   ---------       ---------

EXPENSES

Stockholders' Expenses                                 3,572           4,080

Other Professional Fees                               16,575          32,733

General and Administrative                            81,511         103,021

                                                   ---------       ---------
Total Expenses                                       101,658         139,834

                                                   ---------       ---------
Net (Loss)                                         $(136,385)      $ (56,959)
                                                   =========       =========

Net (Loss) Per Share of Common Stock Based on
   Shares Outstanding of 12,403,565                $   (0.01)      $   (0.00)
                                                   =========       =========

                             See accompanying notes

                                  B.H.I.T. Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


REVENUES                                                1999           1998
                                                      --------       --------
Interest Income on Cash and Cash Equivalents          $  1,850       $  3,792

Interest Income on Mortgages Receivable                  9,000         29,414

Interest Income from Related Parties                      --            2,655

                                                      --------       --------
Total Revenues                                          10,850         35,861
                                                      --------       --------

Equity in (Loss) of Unconsolidated Joint Venture        (9,737)          --
                                                      --------       --------

EXPENSES

Stockholders' Expenses                                   1,818          2,042

Other Professional Fees                                 16,575          1,907

General and Administrative                              40,399         49,414
                                                      --------       --------

Total Expenses                                          58,792         53,363
                                                      --------       --------

Net (Loss)                                            $(57,679)      $(17,502)
                                                      ========       ========

Net (Loss) Per Share of Common Stock Based on
   Shares Outstanding of 12,403,565                   $  (0.00)      $  (0.00)
                                                      ========       ========

                             See accompanying notes

                                  B.H.I.T. Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                           Common Stock              Accumulated       Treasury
                                      Shares          Amount           Deficit           Stock           Total
                                    ----------      -----------      ------------       -------       -----------
Stockholders' Equity (Deficit)
Dec. 31, 1998                       12,403,565      $87,477,847      $(85,976,380)      $(8,189)      $ 1,493,278

Net Loss                                  --               --        $   (136,385)         --         $  (136,385)

                                    ----------      -----------      ------------       -------       -----------

Balance June 30, 1999               12,403,565      $87,477,847      $(86,112,765)      $(8,189)      $ 1,356,893
                                    ==========      ===========      ============       =======       ===========


                             See accompanying notes

                                  B.H.I.T. Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                   1999            1998
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)                                                       $(136,385)      $ (56,959)

Adjustment to Reconcile Net Loss to Net Cash Flows used in
   Operating Activities:

Equity in Net Loss of Unconsolidated Joint Venture                  58,081            --

Net change in:

Interest Receivable on Cash, Cash Equivalents and Mortgages           (141)          7,383

Prepaid Insurance and Expenses                                       6,628             996

Other Assets                                                         4,437            --

Accounts Payable and Accrued Expenses                              (33,160)        (37,343)
                                                                 ---------       ---------

Net Cash Used in Operating Activities                            $(100,540)      $ (85,923)
                                                                 ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Joint Venture                                           --          (655,000)

Principal Collections on Mortgage Loans                            106,189         816,421
                                                                 ---------       ---------

Net Cash Provided by Investing Activities                        $ 106,189       $ 161,421
                                                                 ---------       ---------

Net Increase in Cash and Cash Equivalents                        $   5,649       $  75,498

Cash and Cash Equivalents at Beginning of Period                   193,710         238,077
                                                                 ---------       ---------

Cash and Cash Equivalents at End of Period                       $ 199,359       $ 313,575
                                                                 =========       =========

                             See accompanying notes

                                  B.H.I.T. Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (UNAUDITED)

BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not indicative of the results that may be expected for the year ended December 31, 1999.

        The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

        On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000 which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Mr. Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five (5) years. This loan was fully paid on March 1, 1999.

        On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and calls for monthly payments of interest only. The loan was originally due on April 1,1998. The principals of the Corporate owners of both properties have personally guaranteed the loan. In April of 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. The mortgage is now due on October 1, 1999.

        The carrying amount of the above mortgage loans approximate their fair values.

INVESTMENT IN JOINT VENTURE

        On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non--interest bearing note in the amount of $350,000. The note was due on the date which was earlier of (i) September 30,1998 or (ii) 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2,1998, at which time the note was paid.

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

        The individual retail locations are selected by the Venture with Dunkin' Donuts and Exxon's approval. Each site is renovated and equipped by the Venture and operated by the station operator.

All baked products are purchased from the Venture and the station operator also pays the Venture a royalty fee based on sales, a portion of which is remitted to Dunkin' Donuts.

        In December of 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January,1999 and two additional retail locations opened in February, 1999. In April, 1999 two additional locations were opened, bringing the total to six locations. It is anticipated that a seventh location will commence operations in mid August, and an eighth one will be opened in September, 1999.

        Pursuant to certain provisions in the Venture's operating agreement, the Company has been allocated all of the Venture's net loss for the six months ended June 30, 1999.

      A summarized statement of operations is as follows for the Venture:

                                                For the six
                                            month period ended
                                               June 30, 1999
                                               -------------
          Revenues
          Net Sales and Royalties                 $353,270
          Interest Income                            2,668
                                                  --------
                                                  $355,938

          Expenses
          Total Expenses                           414,019
                                                  --------
          Net Loss                                 (58,081)
                                                  --------
          Net Loss Allocated to the Company
                                                  $(58,081)
                                                  ========

INVESTMENT IN LIQUIDATING TRUST

      The Company has an interest in a liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. No funds have been received by the Company, from the Trust in 1999 or 1998.

OTHER INVESTMENTS

      As of June 30, 1999, the Company owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at June 30, 1999 and December 31, 1998 is $0.

TRANSACTIONS WITH AFFILIATES

      During the first six months of 1998, the Company reimbursed an affiliated company $10,421 for Health Insurance premiums paid on behalf of the Company. During the first six months of 1999, this reimbursement amounted to $12,700.

INCOME TAXES

      Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust (REIT) under sections 856-860 of the Internal Revenue Code of 1986. However, management of the Company discontinued its REIT status effective January 1, 1995. Accordingly, the Company has subsequently been treated as a C-Corporation in accordance with the Internal Revenue Code.

      As of June 30, 1999, the Company had a net operating loss carryforward of approximately $75,407,000 which expires between 2005 and 2018. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

      A summary of the components of deferred taxes is as follows:

Deferred tax Asset - Non Current
                                             June 30, 1999    December 31,1998
                                             -------------    ----------------

Net Operating Loss Carry Forward              $ 30,162,912     $ 30,092,235
Valuation Allowance                            (30,162,912)     (30,092,235)
                                              ------------     ------------
                                              $          0     $          0
                                              ------------     ------------

LEGAL PROCEEDINGS

      The Registrant is not aware of any material pending legal proceedings as of August 2, 1999 nor were any proceedings terminated during the quarter ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short--term investments. The Company's cash and cash equivalents balance at June 30, 1999 and December 31, 1998 was $199,359 and $193,710 respectively.

      At this time, there are no material commitments for capital expenditures. The Company's cash and cash equivalents are sufficient to meet it needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

      As of June 30, 1999, the Company's mortgage loan portfolio consisted of one loan, as detailed above.

      The Company's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investments of cash and cash equivalents, and mortgages
(iii) the Company's ability to control its operating expenses; (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust, if any; and (v) operating results of the Joint Venture.

RESULTS OF OPERATIONS

      Total income for the six months ended June 30, 1999 and 1998 was $23,354 and $82,875 respectively. The decrease is due primarily to principle prepayments on the Company's mortgage loans receivable.

      Operating expenses for the three months ended June 30, 1999 were lower than those for the same period in 1998. The decrease is due primarily to reductions in professional fees and general and administrative expenses. In addition, the Company incurred a loss of $58,081 as a result of its equity investment for the six month period ended June 30, 1999.

      The above changes for the six months ended June 30, 1999, when compared to the same period in 1998, resulted in an increase in the net loss to $136,385 ($0.01 per share) from $56,959 ($0.00 per share)


IMPACT OF YEAR 2000

      The year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any computer programs that have time--sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


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

                                                   PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        No exhibits are included with this Report. No form 8-K was filed with the Securities and Exchange Commission during the period January 1, 1999 to June 30, 1999.

                                   SIGNATURES


     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.





B.H.I.T. Inc.




By:  /s/ Harvey Polly                                     Date: August 2, 1999
     Harvey Polly, Director, President
     and chief Executive Officer







By:  /s/ Morton I. Kalb                                   Date August 2, 1999
     Morton I. Kalb, Director,
     Vice President and Chief
     Financial Officer