Form 10QSB
period 1999-09-30
BHIT INC
filed 1999-11-12
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended Sept. 30, 1999


                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing
requirements for the past 90 days   Yes X.    No

Shares of common stock outstanding as of November 5, 1999 12,403,565

Transitional Small Business Disclosure Format.      Yes     .       No X  .

                                 B.H.I.T., Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED SEPT. 30,1999

                                TABLE OF CONTENTS

INDEX                                                                       PAGE

PART I FINANCIAL INFORMATION

Item I   Financial Statements

         Consolidated Balance Sheets as of Sept. 30,
         1999 (unaudited) and December 31, 1998............................    3

         Consolidated Statements of Operations
         for the three months ended September 30, 1999
         and 1998 (unaudited)..............................................    4

         Consolidated Statements of Operations
         for the nine months ended Sept. 30, 1999 and
         1998 (unaudited)..................................................    5

         Consolidated Statement of Stockholder' Equity
         for the nine months ended September 30, 1999
         (unaudited).......................................................    6

         Consolidated Statement of Cash Flows for the
         nine months ended September 30, 1999 and 1988
         (unaudited).......................................................    7

         Notes to Consolidated Financial Statements
         (unaudited).......................................................    8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................................   12


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..................................   14

SIGNATURES.................................................................   15

                          PART I FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                                 B.H.I.T., Inc.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998


                                                       1999
                                                    (Unaudited)        1998
                                                   ------------    ------------
ASSETS

Cash and Cash Equivalents                          $    152,583    $    193,710
Investment in Joint Venture                             852,971         905,283
Interest Receivable on Cash,
   Cash Equivalents and Mortgages                         3,293           3,147
Mortgage Loans Receivable - Related Party                    --         106,189
                          - Other                       300,000         300,000
Prepaid Insurance & Expenses                             14,522          15,593
Other Assets                                              3,198           7,635
                                                   ------------    ------------

Total Assets                                       $  1,326,567    $  1,531,557
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts Payable and Accrued Expenses           $      3,899    $     38,279
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
   Shares of Common Stock $0.01
   Par Value, 20,000,000 Shares
   Authorized, 12,436,322 Shares
   Issued and 12,403,565 Shares Outstanding          87,477,847      87,477,847
   Accumulated Deficit                              (86,146,990)    (85,976,380)

Treasury Stock, at Cost, for 32,757
   shares of Common Stock                                (8,189)         (8,189)
                                                   ------------    ------------

Total Stockholders' Equity                            1,322,668       1,493,278
                                                   ------------    ------------

Total Liabilities and Stockholders'
   Equity                                          $  1,326,567    $  1,531,557
                                                   ============    ============


See accompanying notes.

                                 B.H.I.T., Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       1999            1998
                                                   ------------    ------------
INCOME

Interest Income on Cash and Cash Equivalents       $      1,861    $      2,940

Interest Income on Mortgages Receivable                   9,000          20,936
                                                   ------------    ------------

   Total Revenues                                        10,861          23,876
                                                   ------------    ------------

Equity in Income of Unconsolidated
   Joint Venture                                          5,769              --
                                                   ------------    ------------

EXPENSES

Stockholders' Expenses                                    1,764           1,339

Other Professional Fees                                   8,050          10,403

General and Administrative                               41,041          47,253
                                                   ------------    ------------

   Total Expenses                                        50,855          58,995
                                                   ------------    ------------

Net (Loss)                                         $    (34,225)   $    (35,119)
                                                   ============    ============

Basic and Diluted Net (Loss) Per Share
   of Common Stock based on Shares
   Outstanding of 12,403,565                       $      (0.00)   $      (0.00)
                                                   ============    ============


See accompanying notes.

                                 B.H.I.T., Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                       1999            1998
                                                   ------------    ------------
INCOME


Interest Income on Cash and Cash Equivalents       $      5,445    $      8,770

Interest Income on Mortgages Receivable                  28,770          97,981
                                                   ------------    ------------

   Total Revenues                                        34,215         106,751
                                                   ------------    ------------

Equity in (Loss) of Unconsolidated
Joint Venture                                           (52,312)             --
                                                   ------------    ------------

EXPENSES


   Stockholders' Expenses                                 5,336           5,419

   Other Professional Fees                               24,625          43,136

   General and Administrative                           122,552         150,274
                                                   ------------    ------------
Total Expenses                                          152,513         198,829
                                                   ------------    ------------


Net (Loss)                                         $   (170,610)   $    (92,078)
                                                   ============    ============
Basic and Diluted Net (Loss) Per Share of
   Common Stock based on Shares
   Outstanding of 12,403,565                       $      (0.01)   $      (0.01)
                                                   ============    ============



See accompanying notes.


                                 B.H.I.T., Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                  Common Stock                Accumulated        Treasury         Total
                             Shares          Amount             Deficit           Stock
                             -----------------------------------------------------------------------------


Stockholders' Equity
 (Deficit) Dec. 31,1998      12,403,565      $87,477,847      $(85,976,380)      $(8,189)      $ 1,493,278

Net Loss                             --               --          (170,610)           --          (170,610)

                             -----------------------------------------------------------------------------



Stockholders' Equity
 (Deficit) Sept.30,1999      12,403,565      $87,477,847      $(86,146,990)      $(8,189)      $ 1,322,668
                             =============================================================================



See accompanying notes.


                                 B.H.I.T., Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                            1999        1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net (Loss)                                               $(170,610)   $ (92,078)


Adjustment to Reconcile Net Loss to Net Cash Flows
 Used in Operating Activities:

     Equity in Net Loss of Unconsolidated Joint
      Venture                                               52,312           --

     Net Change in:

       Interest Receivable                                    (146)       7,740

       Prepaid Insurance                                     1,071       (8,587)

       Other Assets                                          4,437       (3,198)

       Accounts Payable and Accrued Expenses               (34,380)     (33,103)
                                                         ---------    ---------
Net Cash Used in Operating Activities                     (147,316)    (129,226)
                                                         =========    =========



CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Joint Venture                                  --     (655,000)

   Principal Collections on Mortgage Loans                 106,189      823,214
                                                         ---------    ---------


Net Cash Provided by Investing Activities                  106,189      168,214
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents       (41,127)      38,988

Cash and Cash Equivalents at Beginning
   of Period                                               193,710      238,077
                                                         ---------    ---------


Cash and Cash Equivalents at End of Period               $ 152,583    $ 277,065
                                                         =========    =========


See accompanying notes.

                                  B.H.I.T. Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not indicative of the results that may be expected for the year ended December 31, 1999.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information refer to the financial statements and footnotes thereto included in B.H.I.T. Inc.'s (the "Company") annual report on Form 10-KSB for the year ended December 31, 1998.

         The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

Harvey Polly, the President and Chief Executive Officer of the Company and Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Mr. Polly and his wife, have entered into an agreement under and pursuant to which Mr. Polly will sell 2,720,563 shares of the Company's common stock, 2,650,000 shares of the Company's common stock which Mr. Polly will acquire under and pursuant to his original agreement with the Company dated August 4, 1994, as amended, and Sheltering Palms Foundation will sell 500,000 shares of the Company's common stock held by it to Vesper Corporation. Upon closing of the transaction, Vesper Corporation will own a total of 5,870,563 shares or 39% of the total of the then outstanding shares of common stock of the Company and will be in a position to control the Company. In connection with the consummation of the transactions contemplated by the agreement with Vesper Corporation, Mr. Polly has agreed to acquire the Company's 50% interest in Metro Franchising Commissary LLC.

Vesper Corporation's obligation to conclude its arrangements is conditioned upon, among other things, approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company and approval by the stockholders of the sale of the Company's 50% interest in Metro Franchising Commissary LLC to Mr. Polly.

MORTGAGE LOANS RECEIVABLE

         On October 10, 1995, the Company made a first mortgage loan in the amount of $375,000 which was secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan called for interest at 12% per annum with monthly payments based on a ten
(10) year amortization schedule and a balloon payment of the total balance in five (5) years. The loan was sold to a company controlled by Mr. Polly during the third quarter of 1998 for its then principal balance.

         On February 13, 1996, the Company made a first mortgage loan in the amount of $150,000 which was secured by a commercial property in New York City. The loan represented less than 17% of the appraised value of the property, bore interest at the rate of 10% per annum and called for monthly payments on a five year self-liquidating basis. This loan was prepaid in full during the second quarter of 1998.

         On February 29, 1996, the Company had a first mortgage loan in the approximate amount of $106,000 which was secured by an industrial property in Lake Worth, Florida. The property securing the mortgage was controlled by Mr. Harvey Polly, who has personally guaranteed the mortgage. The loan called for 10% interest per annum, payable monthly, with a balloon payment of principal after five (5) years. This loan was fully paid on March 1, 1999.

         On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the Corporate owners of both properties have personally guaranteed the loan. In April of 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. The mortgage is now due on January 1, 2000.

         The carrying amount of the above mortgage loan approximate its fair values.

INVESTMENT IN JOINT VENTURE

         On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture") , resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non-interest bearing note in the amount of $350,000. The note was due on the date which was earlier of (i) September 30,1998 or (ii) 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2, 1998, at which time the note was paid, by the Company.

         The business of the Venture is to open Dunkin' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. The Venture has leased property in Long Island City, New York, where Dunkin' Donuts products are baked for delivery to various locations. It is expected that this facility will have the capacity to service approximately 20 retail locations.

         The individual retail locations are selected by the Venture with Dunkin' Donuts and Exxon's approval. Each site is renovated and equipped by the Venture and operated by the station operator. All baked products are purchased from the Venture and the station operator also pays the Venture a royalty fee based on sales, a portion of which is remitted to Dunkin' Donuts.

         In December of 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January, 1999 and two additional retail locations opened in February, 1999. In April, 1999 two additional locations were opened and in August one additional location was opened, bringing the total to seven locations. It is anticipated that an eighth location will commence operations in December, 1999. Management believes it will be opening additional locations at the rate of one per month commencing in January, 2000.

         Pursuant to certain provisions in the Venture's operating agreement whereby all the losses are to be allocated to the member with positive capital. As a result, the Company has been allocated all of the Venture's net loss for the nine months ended September 30, 1999.

         A summarized balance sheet is as follows for the Venture:

                                                                       As of
                                                                  Sept. 30, 1999
                                                                  --------------
   Assets:
     Fixed Assets                                                   $ 568,601
     Other Assets                                                     294,801
                                                                    ---------
                                                                    $ 863,402
                                                                    =========

   Liabilities and Members' Capital

   Current Liabilities                                              $  10,431
                                                                    ---------
   Members' Capital (Company investment in Venture)                   852,971
                                                                    ---------
                                                                    $ 863,402
                                                                    =========

   A summarized statement of operations is as follows for the Venture:

                                                              For the nine month
                                                                 period ended
                                                                Sept. 30, 1999
                                                              ------------------
Revenues
Net Sales and Royalties                                             $ 619,135
Interest Income                                                         2,904
                                                                    ---------
                                                                      622,039

Expenses
Total Expenses                                                        674,351
                                                                    =========
Net Loss                                                              (52,312)
                                                                    =========
Net Loss Allocated to the Company                                   $ (52,312)
                                                                    =========

INVESTMENT IN LIQUIDATING TRUST

         The Company has an interest in a liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. No funds have been received by the Company, from the Trust in 1999 or 1998.

OTHER INVESTMENTS

         As of September 30, 1999, the Company owned a 50% limited liability partnership member interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at September 30, 1999 and December 31, 1998 is $0.

TRANSACTIONS WITH AFFILIATES

During the first nine months of 1998, the Company reimbursed an affiliated company $10,421 for Health Insurance premiums paid on behalf of the Company. During the first nine months of 1999, this reimbursement amounted to $10,427.

INCOME TAXES

         Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust (REIT) under sections 856-860 of the Internal Revenue Code of 1986, However, management of the Company discontinued its REIT status effective January 1, 1995. Accordingly, the Company has subsequently been treated as a C-Corporation in accordance with the Internal Revenue Code.


         As of September 30, 1999, the Company had a net operating loss carryforward of approximately $75,520,000 which expires between 2005 and 2019. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

         A summary of the components of deferred taxes is as follows:

Deferred Tax Asset -- Non Current
                                              Sept. 30, 1999   December 31, 1998
                                              --------------   -----------------

Net Operating Loss Carry Forward              $ 30,208,132       $ 30,092,235
Valuation Allowance                            (30,208,132)       (30,092,235)
                                              --------------   -----------------
                                              $        --0--     $        --0--
                                              --------------   -----------------

LEGAL PROCEEDINGS

         The Registrant is not aware of any material pending legal proceedings as of November 5, 1999 nor were any proceedings terminated during the quarter ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short--term investments. The Company's cash and cash equivalents balance at September 30, 1999 and December 31, 1998 was $152,583 and $193,710 respectively.

         There are no material commitments for capital expenditures. The Company's cash and cash equivalents are sufficient to meet its anticipated operating expenses. The Company deems its liquidity to be adequate.

         As of September 30, 1999, the Company's mortgage loan portfolio consisted of one loan.

The Company's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investments of cash and cash equivalents, and mortgages; (iii) the Company's ability to control its operating expenses; (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating trust, if any should such investments generate cash to the Company; and (v) operating results of the Joint Venture.

RESULTS OF OPERATIONS

         Total income for the three months ended September 30, 1999 and 1998 was $10,861 and $23,876 respectively. The decrease is due primarily to principal prepayments on the Company's mortgage loan receivable.

         Operating expenses for the three months ended September 30, 1999 were lower than those for the same period in 1998. The decrease is due primarily to reductions in professional fees and general and administrative expenses. In addition, the Company equity in earnings of $5,769 as a result of its equity investment for the three month period ended September 30, 1999.

         The above changes for the three months ended September 30, 1999, when compared to the same period in 1998, resulted in an decrease in the net loss to $34,225 from $35,119.

         Total income for the nine months ended September 30, 1999 and 1998 was $34,215 and $106,751 respectively. The decrease is due primarily to principal prepayments on the Company's mortgage loan receivable.

       Operating expenses for the nine months ended September 30, 1999 were lower than those for the same period in 1998. The decrease is due primarily to reductions in professional fees and general and administrative expenses. In addition, the Company incurred a loss of $52,312 as a result of its equity investment for the nine month period ended September 30, 1999.

The above changes for the nine months ended September 30, 1999, when compared to the same period in 1998, resulted in an increase in the net loss to $170,610 ($0.01 per share) from $92,078 ($0.01 per share).

IMPACT OF YEAR 2000

       The year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. Any computer programs that have time-sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage, in similar normal business activities.


       The Company does not use a computer for any of its business activities. Based on a recent assessment, the Company determined that none of its operations will be impacted by the Year 2000 Issue except to the extent that its significant borrowers and its Joint Venture partners are unable to remediate their own Year 2000 Issues. Discussions with these borrowers, and with the managing member of the Joint Venture in which the Company has a 50% interest has convinced Management that alternative procedures would enable these borrowers, and the Joint Venture to continue normal operations should they encounter Year 2000 problems In a "worst case scenario" the borrowers and managing member of the Joint Venture would operate using manual records until the problem is resolved.

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        No exhibits are included with this Report.

        No form 8-K was filed with the Securities and Exchange
        Commission during the period January 1, 1999 to September 30,
        1999.

                                   SIGNATURES


         PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.






B.H.I.T.   Inc.




BY: /s/ Harvey Polly                                     Date:  November 5, 1999
    Harvey Polly, Director, President
    and Chief Executive Officer






BY: /s/ Morton I. Kalb                                   Date:  November 5, 1999
    Morton I. Kalb, Director,
    Vice President and Chief
    Financial Officer