Form 10KSB40
period 1999-12-31
BHIT INC
filed 2000-03-29
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)             ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the year ended December 31,1999

                                       OR

(X)           TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 1--9043

                             B.H.I.T. Inc. Formerly
                          Banyan Hotel Investment Fund
             (Exact name of Registrant as specified in its charter)

          Delaware                                             36-3361229
(State or other jurisdiction of                             (I.R.S. Employer
 incorporated or organization)                            Identification Number)

875 Ave. of the Americas, Suite 1808, New York, N.Y.             10001
Former Address: One Penn Plaza, Ste.1531, New York, N.Y.         10119
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

                                      None

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/.

The Registrant's Revenue for the preceding twelve months was $44,981. Shares of common stock outstanding as of March 13, 2000: 12,338,051. Aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $5,814,171.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on Page 14 of sequentially numbered pages. Transitional Small Business Disclosure Format Yes / / No /X/

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business ..............................................1
Item 2.  Description of Property ..............................................4
Item 3.  Legal Proceedings.....................................................5
Item 4.  Submission of matters to a
             Vote of Security Holders..........................................5


                                     PART II

Item 5.  Market for Common Equity and
             Related Shareholder Matters ......................................6
Item 6.  Management's Discussion and
             Analysis of Plan of Operation ....................................6
Item 7.  Financial Statements .................................................7
Item 8.  Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure .............................................8


                                    PART III

Item 9.  Directors, Executive Officers, Promoters
             and Control Persons of the Registrant ............................9
Item 10. Executive Compensation ..............................................10
Item 11. Security Ownership of Certain
             Beneficial Owners and Management ................................10

Item 12. Certain Relationships and Related
             Transactions ....................................................11
Item 13. Exhibits, Financial Statement Schedules
             and Reports on Form 8--K ........................................12

SIGNATURES....................................................................13

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS
GENERAL

         The Registrant, B.H.I.T. Inc. (the "Company" or the "Fund"), was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987, at which time the Company's name was changed to VMS Hotel Investment Fund. The Company began doing business under the name Banyan Hotel Investment Fund following shareholder authorization to amend its Certificate of Incorporation to formally change its name to Banyan Hotel Investment Fund during the second quarter of 1991. During the second quarter of 1998, the Company changed its name to B.H.I.T. Inc. in accordance with terms of the February 15, 1995 change of management agreement (see below).

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

PRESENT BUSINESS OPERATIONS

         The Company was originally established to invest in mortgage loans, principally to entities affiliated with VMS Realty Partners which were collateralized by hotel and resort properties. Mortgage loans made by the Company were for initial terms of three, five or seven years, and were pre--payable in whole at any time without prepayment penalty.

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

         Upon the closing of the sale of shares of common stock of the Company on February 15, 1995, the Purchase Agreement provided for the resignation of the Company's then current Directors and Officers. Accordingly, all of the then current Directors and Officers resigned and were replaced with Mr. Polly' s designees. Subsequent to the resignation of the Directors and Officers of the Company, no further arrangements or understanding among the Company or its new Officers and Directors existed. On February 15,1995, Messrs. Leo Yarfitz, Morton
I. Kalb, Willis G. Ryckman and Harvey Polly were appointed as new Directors of the Company. In addition, the new Directors appointed Mr. Harvey Polly as President and Chief Executive Officer, Mr. Morton I. Kalb as Vice President and Chief Financial Officer, Ms. Celia Zisfein as Secretary and Mr. William L. Weiss as Assistant Secretary.

ITEM 1.  DESCRIPTION OF BUSINESS

         Harvey Polly, the President and Chief Executive officer of the Company and Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Mr. Polly and his wife, have entered into an agreement under and pursuant to which Mr. Polly will sell 2,720,563 shares of the Company's common stock, 2,650,000 shares of the Company's common stock which Mr. Polly will acquire under and pursuant to his original agreement with the Company dated August 4, 1994, as amended, and Sheltering Palms Foundation will sell 500,000 shares of the Company's common stock held by it to Vesper Corporation, or its assignee. Upon closing of the transaction, Vesper Corporation, or its assignee will own a total of 5,870,563 shares or 39% of the total of the then outstanding shares of common stock of the Company and will be in a position to control the Company. In connection with the consummation of the transactions contemplated by the agreement with Vesper Corporation, or its assignee, Mr. Polly has agreed to acquire the Company's 50% interest in Metro Franchising Commissary LLC.

         Vesper Corporation's, or its assignee's obligation to conclude its arrangements is conditioned upon, among other things, approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company and approval by the stockholders of the sale of the Company's 50% interest in Metro Franchising Commissary LLC to Mr. Polly, for $1,000,000.

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

         On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. The mortgage is now due on June 1, 2000.

         The carrying amount of the above mortgage loan approximates its fair value.

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

         The business of the Venture is to open Duncan' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. The Venture has leased property in Long Island City, New York, where Duncan' Donuts products are baked for delivery to various locations. It is expected that this facility will have the capacity to service 20 to 25 retail locations.

         The individual retail locations are selected by the Venture with Duncan' Donuts' and Exxon's approval. Each site is renovated and equipped by the Venture and operated by the station operator. All baked products are purchased from the Venture and the station operator also pays the Venture a royalty fee based on sales, a portion of which is remitted to Duncan' Donuts.

         As of December 31, 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January 1999, two in February 1999, two in April 1999, and one in August 1999. As of December 31, 1999 there were seven retail locations operating.

TAX STATUS

         Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust ("REIT") under sections 856-860 of the Internal Revenue Code of 1986. However, management of the Company discontinued its REIT status effective January 1, 1995. Accordingly, the Company has subsequently been treated as a C--Corporation in accordance with the Internal Revenue Code.

         The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal office is located at 875 Avenue of the Americas Suite 1808, New York, New York 10001.

OTHER PROPERTY

As of December 31, 1999, the Company owned a 50% limited partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at December 31, 1999 and 1998 was $0.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is not aware of any material pending legal proceedings as of March 20, 2000, nor were any proceedings terminated during the year ended December 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's shares of common stock were traded on the American Stock Exchange ("AMEX") (Symbol - VHT), through October 25, 1996. Thereafter the Company's shares have been traded on the NASD market (Symbol - VHTI). The range of high and low closing prices per share for each of the quarters in the years ended December 31, 1999 and 1998 are as follows:

                               Share Price
                               -----------
Quarter                1999                    1998
                       ----                    ----
       1.          High    $0.593             $1.813
                   Low      0.375              0.906

       2.          High     0.470              1.625
                   Low      0.437              1.000

       3.          High     0.531              1.031
                   Low      0.437              0.750

       4.          High     0.531              0.781
                   Low      0.437              0.438

         Prior to the acquisition of the Company by Mr. Polly (see Item I. Description of business), the company had suspended distributions due to interruption in the Company's cash flow resulting from defaults by borrowers on the Company's mortgage loans, the modest size of the Company's cash position and the uncertainty regarding the cash requirements for operating activities. No distributions were declared by the Company in 1999 and 1998.

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

         During the week of October 28, 1996 the Company's shares began trading on the NASD market with a ticker symbol of "VHTI:.

         At December 31, 1999, there were 2,307 record holders of common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents consist of cash and short--term investments. The Company's cash and cash equivalents balance at December 31, 1999 and 1998 was $110,992 and $193,710 respectively. This decrease in cash and cash equivalents is primarily the result of less revenues generated and payment of the Company's operating expenses.

        At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

        During 1997, the Company invested $1,000,000 in a mortgage. This mortgage yields 12% and was for a term of 7 1/3 months. This mortgage was due on April 1, 1998. The due date has been extended by mutual consent, on several occasions for periods of 90 days and is now due on June 1, 2000. On April 30, 1998, the amount of the loan was paid down by $700,000, resulting in a balance of $300,000.

        During 1998, the Company invested $1,000,000 in a Joint Venture whose business is to open and operate Duncan' Donuts Quick Service Restaurant locations in Exxon service stations in the New York, New Jersey and Connecticut areas.

        The Company's ultimate return of cash to its shareholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investment of cash and cash equivalents and mortgages and investment securities; (iii) the Company's ability to control its operating expenses; (iv) possible recoveries from the liquidating trust and (v) operations of the Joint Venture.

RESULTS OF OPERATIONS

        Total income for the years ended December 31, 1999 and 1998 was $44,981 and $124,045, respectively. The decrease in total income between 1999 and 1998 is the result of a decrease in interest earned on the company's mortgage investments, and a decrease in interest earned on cash and cash equivalents.

        Total expenses for the years ended December 31, 1999 and 1998 decreased by $42,722. This decrease in expenses was due primarily to decreases in professional fees and general and administrative expenses.

        The net loss for 1999 was $179,039 ($0.01 per share) and 1998 was $252,635 ($0.02 per share).

IMPACT OF YEAR 2000

In prior years, the Company discussed that it did not use computers in any of its business activities. As a result, the Company did not experience any disruptions in connection with the Year 2000. The Company has also been notified by its borrowers and joint venture partners that no material problems resulted from Year 2000 Issues either with their products or services to third parties. The Company will continue to monitor throughout the year with its borrowers and joint venture partners that any latent Year 2000 matters that arise are addressed promptly.

ITEM 7.  FINANCIAL STATEMENTS

         See index to Consolidated Financial Statements on Page F-1 of this Report for Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The following individuals are Directors and the Executive Officers of the Company:

            Harvey Polly                Director, President and Chief
                                        Executive Officer

            Morton I. Kalb              Director, Vice President
                                        and Chief Financial Officer

            Willis G. Ryckman           Director

            Leo Yarfitz                 Director

         HARVEY POLLY, age 71, is a Director, President and Chief Executive Officer of the Company. Mr. Polly also serves as the Chief Executive Officer and a stockholder of H/R Industries, Inc., H/R Industries, Inc. is essentially a personal holding company which was formed in 1984 under the name Helena Rubinstein, Inc., and was engaged from 1984 until 1988 in various aspects of the cosmetic business. In 1988, the name of the corporation was changed to Elite Industries, Ltd., and in 1990 the name was changed to H/R industries, Inc. Mr. Polly has been involved in the railroad business for approximately twenty years. In 1973, he founded and became a major stockholder in Emons Industries, Inc., which was formed on the basis of the acquisition of the Maryland and Pennsylvania Railroad Company. Since the founding of Emons Industries, Inc., Mr. Polly has been involved in the railroad freight car business, Mr. Polly has been, since 1975, Chief Executive Officer and a stockholder of Railway Freight Car Service, Inc., which is involved in the railroad boxcar leasing business. In 1994 and 1995, Mr. Polly was Chairman of CAGY Industries, Inc., the publicly held holding company for the Columbus and Greenville Railway, the Chattooga and Chicamauga Railway and the Red-mont Railway and was the largest stockholder with approximately 40% of the outstanding shares of common stock. Mr. Polly sold his shares and resigned from the Board effective February' 16, 1995. Since 1998, he has served on the Board of Directors of the Delaware Otsego Corp., which is a publicly held corporation that operates the New York Susquehanna and Western Railroad. In prior years, Mr. Polly was also a stockholder and heavily involved in the operations of the Louisiana Midland Railroad. He is also presently a stockholder and Officer of SLF of Martin County, Inc., a real estate development company. From 1987 to 1990 he was a principal shareholder, Chief Executive Officer and Director of Hanover Bank of Florida, a publicly held corporation.

         MORTON I. KALB, age 66, is a Director, Vice President and Chief Financial Officer of the Company. Mr. Kalb has served as Vice President and Chief Financial Officer of the Company since 1995. Mr. Kalb served as Vice President of H/R Industries, Inc., since July 1984. Mr. Kalb is also a Certified Public Accountant.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT (continued)

         WILLIS G. RYCKNAN, age 54, is a Director of the Company. Mr. Ryckman has served as Chairman of the Board of Directors of Tri--Tech Labs since August 1990. From December 1966 through August 1990, Mr. Ryckman was Senior Vice President of Manufacturers Hanover Trust Company.

         LEO YARFITZ, age 83, is a Director of the Company, Mr. Yarfitz has been a financial consultant with Sterling Management of Florida since June 1990. From October 1987 until October 1989, Mr. Yarfitz served as Chief Financial Officer of Hanover Bank of Florida. From October 1989 until December 1989, Mr. Yarfitz served as President of Hanover Bank of Florida.

ITEM 10. EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

         No arrangements currently exist with respect to payments to the Directors for their service on the Company's Board of Directors, and no fees have been paid in 1999 or 1998.

B. EXECUTIVE COMPENSATION

         Compensation paid to Executive Officers for the years ended December 31, 1999 and 1998 is as follows:

                                             Annual Compensation
                                             -------------------
                                                        Other
                            Year   Salary    Bonus   Compensation
                            ----   ------    -----   ------------
Morton I. Kalb              1999   $55,600    N/A        N/A
Vice President & Chief      1998   $55,600    N/A        N/A
Financial Officer

Celia Zisfein               1999   $28,600    N/A        N/A
Secretary                   1998   $28,600    N/A        N/A

There were no long term compensation awards or payouts during the years 1999 or 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 13, 2000, the following persons or entities were known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company.

                             Name of          Amount and Nature of     Percent
Title of Class           Beneficial Owner     Beneficial Ownership     of Class
--------------           ----------------     --------------------     --------

Shares of Common
Stock $.01 Par Value     Mr. Harvey Polly          2,745,983             22%

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

         The following table sets forth the ownership of shares owned directly or indirectly by the Directors and Principal Officers of the Company as of March 13, 2000.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         During 1999 and 1998, the company reimbursed an affiliated company $21,794 and $17,958 respectively, for health insurance premiums paid on behalf of the Company. Included in this reimbursement is $7,146 and $6,496 which is prepaid as of December 1999 and 1998 respectively.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

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

      .H.I.T. Inc. F/K/A BANYAN HOTEL INVESMENT FUND



      By: /s/ Harvey Polly                                  Date: March 13, 2000
      Harvey Polly, Director, President
      and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      By:  /s/ Morton I. Kalb                               Date: March 13, 2000
           Morton I. Kalb
           Vice President and
           Chief Financial Officer



           /s/ Willis Ryckman                               Date: March 13, 2000
           Willis Ryckman, Director



           /s/ Leo Yarfitz                                  Date: March 13, 2000
           Leo Yarfitz, Director

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 13(a)  (1) and (2)

                                                                           Pages

Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets as of
     December 31, 1999 and 1998..............................................F-3

Consolidated Statements of Operations
     For the Years Ended December 31, 1999 and 1998..........................F-4

Consolidated Statements of Stockholders' Equity
     For the Years Ended December 31, 1999 and 1998 .........................F-5

Consolidated Statements of Cash Flow for the
     Years Ended December 31, 1999 and 1998..................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-14

                         Report of Independent Auditors


The Stockholders
B.H.I.T. Inc.

We have audited the accompanying consolidated balance sheets of B.H.I.T. Inc. (formerly Banyan Hotel Investment Fund) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.H.I.T. Inc. at December 31 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                   /s/ Ernst & Young LLP

New York, New York
March 20, 2000

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                               1999                  1998
                                            ------------         ------------
ASSETS

Cash and Cash Equivalents                   $    110,992         $    193,710
Interest Receivable on Mortgages
   Receivable and Miscellaneous
   Receivables                                     4,166                3,147
Mortgage Loans Receivable
   Related Party                                      --              106,189
   Other                                         300,000              300,000
Investment in Joint Venture                      915,504              905,283
Prepaid Insurance                                 16,243               15,593
Other Assets                                       3,198                7,635
                                            ------------         ------------
Total Assets                                $  1,350,103         $  1,531,557
                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable, Accrued Expenses
   and Deferred Income                      $     35,864         $     38,279
                                            ------------         ------------

Stockholders' Equity
Shares of Common Stock, $0.01
   Par Value, 20,000,000 shares
   Authorized, 12,338,051 shares
   Outstanding                                87,477,847           87,477,847
Accumulated Deficit                          (86,155,419)         (85,976,380)

Treasury Stock, at Cost, for
   32,757 Shares of Common Stock                  (8,189)              (8,189)
                                            ------------         ------------

Total Stockholders' Equity                     1,314,239            1,493,278
                                            ------------         ------------

Total Liabilities and Stockholders'
   Equity                                   $  1,350,103         $  1,531,557
                                            ============         ============



                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                      Consolidated Statements of Operations
                  For the Years Ended December 31,1999 and 1998

                                                    1999            1998
                                                  ---------       ---------
INCOME

Interest Income on Cash and Cash Equivalents      $   7,211       $  11,214
Interest Income on Mortgage Receivables              36,000         102,064
Interest Income from Related Parties                  1,770          10,619
Interest Income-- Other                                  --             148
                                                  ---------       ---------

TOTAL INCOME                                         44,981         124,045
                                                  ---------       ---------

Equity in Net (Income) or Loss of
  Unconsolidated Joint Venture                      (10,221)         99,717
                                                  ---------       ---------

EXPENSES
Stockholder Expenses                                  7,160           8,095
Professional Fees                                    59,788          74,031
General and Administrative                          167,293         194,837
                                                  ---------       ---------

TOTAL EXPENSES                                      234,241         276,963
                                                  ---------       ---------

Net Loss                                          $(179,039)      $(252,635)
                                                  =========       =========

Basic and diluted Net Loss Per Share of
  Common Stock (Based on Weighted Average
  Number of Shares Outstanding of
  12,338,051 in 1999 and 1998)                    $   (0.01)      $   (0.02)
                                                  =========       =========


                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1999 and 1998

                                      Shares of Common Stock
                                   -----------------------------      Accumulated        Treasury
                                      Shares           Amount           Deficit            Stock             Total
                                   ------------     ------------      ------------      ------------      ------------
Stockholders' Equity (Deficit)
   December 31, 1997                 12,338,051     $ 87,477,847      $(85,723,745)     $     (8,189)     $  1,745,913

Net Loss for the Year Ended
   December 31, 1998                         --               --          (252,635)               --          (252,635)
                                   ------------     ------------      ------------      ------------      ------------

Stockholders' Equity
   (Deficit) December 31, 1998       12,338,051       87,477,847       (85,976,380)           (8,189)        1,493,278

Net Loss for the Year Ended
   December 31, 1999
                                             --               --          (179,039)               --          (179,039)
                                   ------------     ------------      ------------      ------------      ------------

Stockholders' Equity
   (Deficit) December 31, 1999       12,338,051     $ 87,477,847      $(86,155,419)     $     (8,189)     $  1,314,239
                                   ============     ============      ============      ============      ============


                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998


                                                              1999             1998
                                                           -----------      -----------
Operating Activities:
Net Loss                                                   $  (179,039)     $  (252,635)
Adjustments to Reconcile Net Loss
   to Net Cash Flows Used in Operating
     Activities:

       Equity in Net (Income) or Loss of
         Unconsolidated Joint Venture                          (10,221)          99,717

Net Change in:
Interest Receivable on mortgages                                (1,019)          11,041
Prepaid Insurance                                                 (650)          (8,513)
Other Assets                                                     4,437           (3,198)
Accounts Payable, Accrued Expenses and Deferred Income
                                                                (2,415)         (16,079)
                                                           -----------      -----------
Net Cash Used in Operating Activities                         (188,907)        (169,667)
                                                           -----------      -----------

Investing Activities:
Principal Collections on Mortgage Loans                        106,189          827,855
Proceeds From Sale of Mortgage Receivable                           --          302,445
Investment in Joint Venture                                         --       (1,005,000)
                                                           -----------      -----------

Cash Provided by Investing Activities                          106,189          125,300
                                                           -----------      -----------

Net Decrease in Cash and
   Cash Equivalents                                            (82,718)         (44,367)

Cash and Cash Equivalents at
   Beginning of Year                                           193,710          238,077
                                                           -----------      -----------

Cash and Cash Equivalents at
   End of Year                                             $   110,992      $   193,710
                                                           ===========      ===========


                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


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

      The accompanying consolidated financial statements include the accounts of the Company and its wholly--owned subsidiaries which are inactive. All intercompany balances and transactions have been eliminated.

      The Company accounts for its investment in a joint venture using the equity method, as the Company does not have control over the operations of the joint venture.

      Harvey Polly, the President and Chief Executive officer of the Company and Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Mr. Polly and his wife, have entered into an agreement under and pursuant to which Mr. Polly will sell 2,720,563 shares of the Company's common stock, 2,650,000 shares of the Company's common stock which Mr. Polly will acquire under and pursuant to his original agreement with the Company dated August 4, 1994, as amended, and Sheltering Palms Foundation will sell 500,000 shares of the Company's common stock held by it to Vesper Corporation, or its assignee. Upon closing of the transaction, Vesper Corporation, or its assignee will own a total of 5,870,563 shares or 39% of the total of the then outstanding shares of common stock of the Company and will be in a position to control the Company. In connection with the consummation of the transactions contemplated by the agreement with Vesper Corporation, or its assignee, Mr. Polly has agreed to acquire the Company's 50% interest in Metro Franchising Commissary LLC.

      Vesper Corporation's, or its assignee' s obligation to conclude its arrangements is conditioned upon, among other things, approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company and approval by the stockholders of the sale of the Company's 50% interest in Metro Franchising Commissary LLC to Mr. Polly, for $1,000,000.

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             Notes to Consolidated Financial Statements (continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

      B.  INCOME TAXES

Prior to 1995, the Company was treated as a Real Estate Investment Trust ("REIT") under Internal Revenue Code Sections 856--860. In order to qualify, the Company was required to distribute at least 95% of its taxable income to stockholders and meet asset and income tests as well as certain other requirements. During 1995, the Company elected to discontinue its "REIT" status effective for the year ended December 31,1995. As a result of this election, the Company is being taxed as a C-Corp., for federal and state tax purposes and could be subject to a corporate level federal and state tax.

      The deferred tax assets and liabilities of the Company are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that would be in effect when the differences are expected to reverse.

      C.  LOSS PER SHARE

      For 1999 and 1998, basic and diluted loss per share was calculated using 12,338,051 weighted average shares which were outstanding during each year. There were no dilutive securities outstanding for the years ended December 31, 1999 and 1998.

      D.  CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      E.  USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      F.  REVENUE RECOGNITION

      Interest income from mortgages receivable is recorded on an accrual basis.

      G.  SEGMENT INFORMATION

      The Company's current operations primarily relate to servicing its mortgage loans and monitoring its investment in a joint venture. Management allocates its resources proportionately to the respective amounts invested in each area.

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             Notes to Consolidated Financial Statements (continued)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

      H.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 137, amending Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of this statement will have any effect on its results of operations or financial position.

2.    MORTGAGE LOANS RECEIVABLE

      On October 10, 1995, the Company made a first mortgage loan in the amount of $375,000 which is secured by a commercial property in New York City, as well as by a personal guaranty of one of the principals of the borrower. The loan provides for interest at 12% per annum with monthly payments based on a ten (10) year amortized schedule and a balloon payment of the total balance in five (5) years. This loan was sold to a company controlled by Mr. Polly during the third quarter of 1998 for its then principal balance of $342,445.

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

      On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum payable monthly, with a balloon payment of principal after five years. This loan was paid in full on March 1,1999.

      On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, the loan was paid down by $700,000 and the residential property was released from the lien. The mortgage of the remaining $300,000 is now due on June 1, 2000. A summarized balance sheet and statement of income and expenses are as follows for 2849 East Ledbetter Drive, the property which collateralizes the remaining $300,000 mortgage loan as of December 31, 1999 and 1998:

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             Notes to Consolidated Financial Statements (continued)


                                    RGS Inc.
                                 Balance Sheets

                                                     December 31,
                                                 1999           1998
                                               ---------      ---------

ASSETS

Real estate                                    $ 503,587      $ 503,587
Accumulated depreciation                        (108,942)      (100,770)
                                               ---------      ---------
Total Real Estate                                394,645        402,817

Other assets                                          --            960
                                               ---------      ---------
Total assets                                   $ 394,645      $ 403,777
                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                         $ 300,000      $ 300,000
                                               ---------      ---------
Total liabilities                                300,000        300,000

Stockholders' equity                              94,645        103,777
                                               ---------      ---------

Total liabilities and stockholders' equity     $ 394,645      $ 403,777
                                               =========      =========

                           Income Statements

                                                For the twelve months
                                                  ended December 31,
                                                  1999           1998
                                               ---------      ---------
INCOME:
   Rental income                               $  41,720      $  41,720
   Other income                                   13,193         12,274
                                               ---------      ---------
                                                  54,913         53,994
EXPENSES:
   Operating expenses                             14,009         14,396
   Other expenses                                 44,172         44,172
                                               ---------      ---------
Net loss                                       $  (3,268)     $  (4,574)
                                               =========      =========


2849 East Ledbetter Drive is located in Dallas, Texas and is net leased to a single retail tenant. The lease is due to expire January 31, 2005.

As of December 31, 1999, the Company's mortgage note receivable has an estimated fair value which approximates its carrying value. The fair value is determined by calculating the present value of the future principal and interest payments at a market discount rate and review of the underlying collateral.

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             Notes to Consolidated Financial Statements (continued)


3.    INVESTMENT IN JOINT VENTURE

      On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non-interest bearing note in the amount of $350,000. The note was due on the date which was the, earlier of (i) September 30,1998 or (ii) the date which was 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2, 1998, at which time the note was paid.

      The business of the Venture is to open Duncan' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. The Venture has leased property in Long Island City, New York, where Duncan' Donuts products are baked for delivery to various locations. It is expected that this facility will have the capacity to service 20 to 25 retail locations.

      The individual retail locations are selected by the Venture with Duncan' Donuts' and Exxon's approval, Each site is renovated and equipped by the Venture and operated by the station operator. All baked products are purchased from the Venture and the station operator also pays the Venture a royalty fee based on sales, a portion of which is remitted to Duncan' Donuts.

      As of December 31, 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January, 1999, two in February 1999, two in April 1999, and one in August 1999. As of December 31, 1999 there were a total of 7 retail locations open.

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             Notes to Consolidated Financial Statements (continued)


      Summarized balance sheets and statements of operations are as follows for the Venture:

                                                         December 31,
                                                     1999           1998
                                                   ---------      ---------
ASSETS

Equipment, net of accumulated depreciation
   of $127,909 in 1999 and $6,945 in 1998          $ 555,202      $ 409,702

Franchise and license fees, net of accumulated
   amortization of $10,590 in 1999, and
   $370 in 1998
                                                     187,301        191,021
Other assets                                         216,722        337,179
                                                   ---------      ---------
Total assets                                       $ 959,225      $ 937,902
                                                   =========      =========

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses              $  30,204      $  32,619
Loans Payable-- Auto                                  13,517             --
                                                   ---------      ---------
Total liabilities                                     43,721         32,619
                                                   ---------      ---------

Members' equity
   B.H.I.T. Inc.                                     915,504        905,283
   Subex LLC                                           2,575          2,575
   Metro Franchising Bakery LLC                        2,425          2,425
   Less: Equity subscription receivable               (5,000)        (5,000)
                                                   ---------      ---------
Total members' equity                                915,504        905,283
                                                   ---------      ---------
Total liabilities & members' equity                $ 959,225      $ 937,902
                                                   =========      =========

                                                   For the      For the Period
                                                  Year Ended    May 28, 1998 to
                                                Dec. 31, 1999    Dec. 31, 1998
                                                -------------    -------------
INCOME:
   Net Sales                                       $ 305,421      $   3,659
   Operating fees and interest income                328,223          7,151
                                                   ---------      ---------
                                                     633,644         10,810
EXPENSES:
Total other Expenses                                 623,424        110,527
                                                   ---------      ---------
Net income (loss)                                  $  10,220      $ (99,717)
                                                   =========      =========
Net income (loss) allocated to the Company         $  10,220      $ (99,717)
                                                   =========      =========

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             Notes to Consolidated Financial Statements (continued)


3.    INVESTMENT IN JOINT VENTURE (continued)

      ORGANIZATION AND RELATED MATTERS OF THE VENTURE

      The Venture's operating agreement (the "Agreement") provides, among other matters, the allocation of profits and losses of the Venture (as defined in the Agreement), the allocation of net cash flow of the Venture (as defined in the Agreement) and the priority of payments to be made to each of the Venture's members (the "Members") upon dissolution of the Venture. The Members, along with their respective percentage interests in the Venture, are as follows:

      Metro Franchising Bakery LLC            24.25%
      Subex LLC                               25.75%
      B.H.I.T. Inc.                           50.00%

      Franchises were purchased from an affiliate, at cost, and are being amortized as follows for the retail locations and baking facility, respectively:
(i) over the life of the respective retail locations (ten years), beginning when each retail location opens for business, and (ii) over ten years, commencing in December, 1998, the date when the first retail location opened for business.

4.    TRANSACTIONS WITH AFFILIATES

      During 1999 and 1998, the Company reimbursed an affiliated company $21,794 and $17,958 for health insurance premiums paid on behalf of the Company. Included in this reimbursement is $7,146 and $6,496 which is prepaid as of December 31, 1999 and 1998 respectively. As noted in Note 2, the Company (i) sold its first mortgage receivable to a company controlled by Mr. Polly in the third quarter of 1998 for its then principal balance of $302,445, and (ii) made a first mortgage loan for $106,000 for a property controlled by Mr. Harvey Polly. The loan was repaid on March 1, 1999.

5.    OTHER INVESTMENTS

      As of December 31, 1999, the Company owned a 50% limited partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at December 31, 1999 and 1998 was $0.

6.    LEASE COMMITMENTS

      The Company leases its office space. Future minimum annual rental commitments as of December 31, 1999, applicable to their office space is as follows:

          Year Ending December 31:
          2000                                        $19,188
          2001                                         14,391
                                                      -------
                                                      $33,579
                                                      =======

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
             Notes to Consolidated Financial Statements (continued)


6.    LEASE COMMITMENTS (continued)


      At any time subsequent to September 30, 2000, the Company has the right to terminate this lease without incurring a penalty. Rental expenses for the year ended December 31, 1999 and 1998 was $17,088 and $28,973, respectively.

7.    INCOME TAXES

      As of December 31, 1999, the Company had a net operative loss carry forward of approximately $75,550,431 which expires between 2005 and 2020. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

      A summary of the components of deferred taxes is as follows:

                                         1999              1998
                                     ------------      ------------
Deferred Tax Asset - Non Current     $ 30,220,173      $ 30,151,600
Net Operating Loss Carry Forward      (30,220,173)      (30,151,600)
                                     ------------      ------------
Valuation Allowance                  $         --      $         --
                                     ============      ============