Form 10QSB
period 2000-03-31
BHIT INC
filed 2000-05-15
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

           ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


                                       OR

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  __________  to _________________

                          Commission File Number 1-9043

                                  B.H.I.T. Inc.
                    (Formerly Banyan Hotel Investment Fund)
             (Exact Name of registrant as specified in its charter)

         Delaware
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)              Identification Number 36-3361229)

875 Avenue of the Americas, Suite 1808
        New York, New York                                 10001
(Address of principal executive Offices)                 (Zip Code)


Registrant's telephone number, including area code (212) 736-7880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.


Shares of Common Stock outstanding as of May 9, 2000: 12,338,051


Transitional Small Business Disclosure Format Yes. No. X.

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



INDEX                                                                      PAGE
                                                                          -------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

             Consolidated Balance Sheets as of March 31,
               2000 (unaudited) and December 31, 1999..........................3
             Consolidated Statements of Operations for
               the three months ended March 31, 2000 and
               1999 (unaudited)................................................4
             Consolidated Statement of Stockholders' Equity
               for the three months ended March 31, 2000
               (unaudited).....................................................5
             Consolidated Statements of Cash flows for the
               three months ended March 31, 2000 and 1999
               (unaudited).....................................................6
             Notes to Consolidated Financial Statements
               (unaudited).....................................................7

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.....................................................10

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.................................12

SIGNATURES     ...............................................................13

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                           CONSOLIDATED BALANCE SHEETS

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ASSETS                                                               March 31,       December 31,
                                                                       2000              1999
                                                                       ----              ----
                                                                    (Unaudited)
Cash and Cash Equivalents                                             $ 52,261         $ 110,992
Interest Receivable on Mortgages
 and Miscellaneous Receivables                                           3,205            4,166
Mortgage Loans Receivable                                              300,000          300,000
Investment in Joint Venture                                            930,507          915,504
Prepaid Insurance                                                        8,282           16,243
Other Assets                                                             3,198            3,198
                                                                   -----------      -----------
Total Assets                                                       $ 1,297,453      $ 1,350,103
                                                                   ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                              $     6,244      $    35,864

Stockholders' Equity
Shares of Common Stock $0.01 Par Value
   20,000,000 Shares Authorized,
   12,338,051 Shares Outstanding                                    87,477,847       87,477,847

Accumulated Deficit                                                (86,178,449)     (86,155,419)

Treasury Stock, At Cost
   for 32,757 Shares of Common Stock                                    (8,189)          (8,189)
                                                                   -----------      -----------

Total Stockholders' Equity                                           1,291,209        1,314,239
                                                                   -----------      -----------

Total Liabilities and Stockholders' Equity                         $ 1,297,453      $ 1,350,103
                                                                   ===========      ===========



                             See Accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                             2000                    1999
                                                                             ----                    ----
INCOME
Interest Income on Cash and Cash Equivalents                               $     902               $    1,734
Interest Income on Mortgages Receivable                                        9,000                    9,000
Interest Income from Related Parties                                              --                    1,770
                                                                            ---------               ---------

Total Income                                                                   9,902                   12,504
                                                                            ---------               ---------

EXPENSES

Stockholder Expenses                                                           2,333                    1,754
Other Professional Fees                                                        3,271                       --
General and Administrative                                                    42,331                   41,112
                                                                            ---------               ---------

Total Expenses                                                                47,935                   42,866
                                                                            ---------               ---------

Equity in Net Income (Loss) of
   Unconsolidated Joint Venture                                               15,003                  (48,344)
                                                                            ---------               ---------

Net Loss                                                                   $ (23,030)              $ (78,706)
                                                                           =========               =========

Basic and Diluted Net Loss Per Share of Common Stock (Based on
   Number of Shares Outstanding of 12,338,051)                             $   (0.00)              $   (0.01)
                                                                           =========               =========




                             See Accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                    Shares of Common Stock
                                 -----------------------------       Accumulated           Treasury
                                  Shares               Amount           Deficit              Stock            Total
                                  ------               ------           -------              -----            -----
Stockholders'
Equity (Deficit)
December 31, 1999                12,338,051          $ 87,477,847    $ (86,155,419)         $ (8,189)        $ 1,314,239
                                 ----------          ------------    -------------          --------         -----------
Net Loss                                 --                   --           (23,030)               --             (23,030)
                                 ----------          ------------    -------------          --------         -----------

Stockholders'
Equity (Deficit)
March 31, 2000                   12,338,051          $ 87,477,847    $ (86,178,449)         $ (8,189)        $ 1,291,209
                                 ==========          ============    =============          ========         ===========


                             See Accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 2000
                                   (UNAUDITED)

                                                                                  2000               1999
                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                         $ (23,030)        $ (78,706)

Adjustments to Reconcile Net Loss to Net
   Cash Flows Used in Operating Activities

Equity in Net (Income) or Loss of Unconsolidated
   Joint Venture                                                                   (15,003)           48,344

Net Change in:
Interest Receivable on Mortgage and Miscellaneous Receivables                          961              (137)
Prepaid Insurance                                                                    7,961             8,511
Other Assets                                                                            --             4,437
Accounts Payable and Accrued Expenses                                              (29,620)          (19,044)
                                                                                  --------         ---------
Net Cash Used in Operating Activities                                              (58,731)          (36,595)
                                                                                  --------         ---------

CASH FLOW FROM INVESTMENT ACTIVITIES:
Principal Collections on Mortgage Loan                                                  --           106,189
                                                                                  --------         ---------
Net Cash Provided by Investment Activities                                              --           106,189
                                                                                  --------         ---------
Net Increase (Decrease) in Cash and Cash equivalents                               (58,731)           69,594

Cash and Cash Equivalents at Beginning of Period                                   110,992           193,710
                                                                                  --------         ---------
Cash and Cash Equivalents at End of Period                                        $ 52,261         $ 263,304
                                                                                  ========         =========


                             See Accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not indicative of the results that may be expected for the year ended December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in B.H.I.T. Inc.'s (the "Company") annual report on Form 10-KSB for the year ended December 31, 1999.

         The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

         Harvey Polly, the President and Chief Executive Officer of the Company and Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Mr. Polly and his wife, have entered into an agreement under and pursuant to which Mr. Polly will sell 2,720,563 shares of the Company's common stock, 2,650,000 shares of the Company's stock which Mr. Polly will acquire under and pursuant to his original agreement with the Company dated August 4, 1994, as amended, and Sheltering Palms Foundation will sell 500,000 shares of the Company's common stock held by it to Vesper Corporation, or its assignee. Upon closing of the transaction, Vesper Corporation, or its assignee, will own a total of 5,870,563 shares or 39% of the total of the then outstanding shares of common stock of the Company and will be in a position to control the Company. In connection with the consummation of the transactions contemplated by the agreement with Vesper Corporation, or its assignee, Mr. Polly has agreed to acquire the Company's 50% interest in Metro Franchising Commissary LLC, for $1,000,000.

         Vesper Corporation's obligation to conclude its arrangement is conditioned upon, among other things, approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company and approval by the stockholders of the sale of the Company's 50% interest in Metro Franchising Commissary LLC to Mr. Polly for $1,000,000.

MORTGAGE LOANS RECEIVABLE

         On February 29, 1996, the Company had a first mortgage loan in the approximate amount of $106,000 which was secured by an industrial property in Lake Worth, Florida. The property securing the mortgage was controlled by Mr. Harvey Polly, who has personally guaranteed the mortgage. The loan called for 10% interest per annum, payable monthly, with a balloon payment of principal after five years. This loan was fully paid off March 1, 1999.

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

         As of March 31, 2000, the carrying amount of the above loan approximates its fair value.

INVESTMENT IN JOINT VENTURE

         On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture") , resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non-interest bearing note in the amount of $350,000. The note was due on the date which was the earlier of (i) September 30,1998 or (ii) 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2, 1998, at which time the note was paid by the Company.

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

         As of December 31, 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January, 1999 and two additional retail locations opened in February, 1999. In April 1999, two additional locations were opened, and one location was opened in August, 1999, bringing the total to seven locations. It is expected than an eighth retail location will commence operations in late May, 2000.

         Pursuant to certain provisions in the Venture's operating agreement, the Company has been allocated all of the Venture's net income and net loss for the three months ended March 31, 2000 and 1999, respectively.

         A summarized statement of operations is as follows for the Venture:

                                                                     For the three month
                                                                         period ended
                                                            March 31, 2000          March 31, 1999
                                                            --------------          --------------
                  Revenues
                  Net Sales and Royalties                    $   336,028               $  124,851
                  Interest Income                                    163                    2,045
                                                             -----------               ----------
                                                                 336,191                  126,896
                  Expenses
                  Total Expenses                                 321,188                  175,240
                                                             -----------               ----------
                  Net Income (Loss)                               15,003                  (48,344)
                  Net Income (Loss) allocated
                     to Company                              $    15,003               $  (48,344)
                                                             ===========               ==========

INVESTMENT IN LIQUIDATING TRUST

         The Company has an interest in a liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. No funds have been received by the Company, from the Trust in 2000 or 1999.

OTHER INVESTMENT

         As of March 31, 1999, the Company owned, a 50% partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at March 31, 2000 and December 31, 1999 is $0.

TRANSACTIONS WITH AFFILIATES

         During the first quarter of 1999, the Company reimbursed an affiliated company $5,051 for Health Insurance premiums paid on behalf of the Company. During the first quarter of 2000, no liabilities for such costs were incurred.

INCOME TAXES

         Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust (REIT) under sections 856--860 of the Internal Revenue Code of 1986. However, management of the Company discontinued its REIT status effective January 1, 1995. Accordingly, the Company has subsequently been treated as a C--Corporation in accordance with the Internal Revenue Code.

         As of March 31, 2000, the Company had a net operating loss carry forward of approximately $75,470,000 which expires between 2005 and 2020. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

         A summary of the components of deferred taxes is as follows:


                  Deferred Tax Asset - Non Current

                                                                              March 31,               December 31,
                                                                                2000                       1999
                                                                                ----                       ----
                  Net Operating Loss Carry Forward                          $ 30,188,231               $ 30,220,173
                                                                            ============               ============
                  Valuation allowance                                        (30,188,231)               (30,220,173)
                                                                            ============               ============
                                                                            $       -0-                $        -0-
                                                                            ============               ============

LEGAL PROCEEDINGS

         The Registrant is not aware of any material pending legal proceedings as of May 9, 2000 nor were any proceedings terminated during the quarter ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short--term investments of a period of ninety days or less. The Company's cash and cash equivalents balance at March 31, 2000 and December 31, 1999 was $52,261 and $110,992 respectively.

         At this time, there are no material commitments for capital expenditures. The Company's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

         As of March 31, 2000, the Company's mortgage loan portfolio consisted of one loan.

         The Company's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investment of cash and cash equivalents, and mortgages;
(iii) the Company's ability to control its operating expenses; (iv) possible recoveries from the Santa Barbara Biltmore Hotel and the liquidating Trust, if any, should such investments generate cash to the Company; and (v) operating results of the Joint Venture.

RESULTS OF OPERATIONS

         Total income for the three months ended March 31, 2000 and 1999, was $9,902 and $12,504 respectively. The decrease is due primarily to the principal repayments of one of the Company's mortgage loan receivable on March 1, 1999.

         Operating expenses for the three months ended March 31, 2000 were higher than those for the same period in 1999. In addition, the Company incurred a loss of $48,344 from its equity investment for the three month period ended March 31, 1999, while as a result of seven retail locations being in operations during the three month period March 31, 2000, the Company's equity in earnings from its equity investment was $15,003.

         The above changes for the three months ended March 31, 2000, when compared to the same period in 1999, resulted in a net loss of $23,030 ($0.00 per share) and of $78,706 ($0.01 per share), respectively.

                                     PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



         No exhibits are included with this Report.

         No Form 8-K was filed with the Securities and Exchange Commission during the period January 1, 2000 to March 31, 2000.

                                   SIGNATURES



         PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.





B.H.I.T. INC.



By:      /s/ Harvey Polly                               Date: May 9, 2000
         Harvey Polly, Director, President
         and Chief Executive Officer




By:     /s/ Morton I. Kalb                              Date: May 9, 2000
        Morton I. Kalb, Director, Vice President
        and Chief Financial Officer