Form 10KSB/A
period 1999-12-31
BHIT INC
filed 2000-05-25
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the year ended December 31, 1999

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

           Securities registered pursuant to Section12 (b) of the Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on Page 14 of sequentially numbered pages. Transitional Small Business Disclosure Format Yes / / No /X/


                                TABLE OF CONTENTS

                                     PART I


Item 1.  Description of Business..................................................................................1
Item 2.  Description of Property..................................................................................5
Item 3.  Legal Proceedings........................................................................................5
Item 4.  Submission of Matters to a Vote of Security Holders......................................................5


                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.................................................6
Item 6.  Management's Discussion and Analysis of Plan of Operation ...............................................7
Item 7.  Financial Statements.....................................................................................8
Item 8.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ................................................................................8


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons of the Registrant.......................... 9
Item 10. Executive Compensation .................................................................................10
Item 11. Security Ownership of Certain Beneficial Owners and Management .........................................11
Item 12. Certain Relationships and Related Transactions .........................................................12
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................................12

SIGNATURES.......................................................................................................13


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

OTHER MORTGAGE LOANS RECEIVABLE

         On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Harvey Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years. This mortgage was fully paid on March 1, 1999. The Company believes that this loan was made on terms at least as favorable as those that could have been made to unrelated third parties.

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

INVESTMENT IN JOINT VENTURE

         On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non-interest bearing note in the amount of $350,000. The note was due on the date which was earlier of (i) September 30, 1998 or (ii) 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2, 1998, at which time the note was paid. The other partners in the Venture are Metro Franchising Bakery Inc. and Subex, LLC, with which neither the Company nor Mr. Polly has any relationship other than the Venture. The other parties contributed $2,425 and $2,575 in cash, respectively, along with certain contractual franchise rights each had necessary to the development of the business of the Venture.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal office is located at 875 Avenue of the Americas, Suite 1808, New York, New York 10001. This office is leased from an unrelated third party.

         The Company intends to invest in first mortgages on commercial properties and intends to originate, service and hold such mortgages. It is anticipated that these mortgages will be short term in nature.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's shares of common stock were traded on the American Stock Exchange ("AMEX") (Symbol - VHT), through October 25, 1996. Thereafter the Company's shares have been traded on the NASDAQ OTC Bulletin Board (Symbol -
VHTI). The range of high and low closing prices per share for each of the quarters in the years ended December 31, 1999 and 1998 are as follows:

                                                      Share Price
                                                ---------------------
                        Quarter                 1999             1998
                        -------                 ----             ----

                            1.           High     $0.593        $1.813
                                         Low       0.375         0.906

                            2.           High      0.470         1.625
                                         Low       0.437         1.000

                            3.           High      0.531         1.031
                                         Low       0.437         0.750

                            4.           High      0.531         0.781
                                         Low       0.437         0.438

         The closing price quotations listed above reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

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

         During the week of October 28, 1996 the Company's shares began trading on the NASDAQ OTC Bulletin Board with a ticker symbol of "VHTI." The market for the Company's shares is relatively illiquid; the average daily trading volume is less than 5,000 shares.

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

         At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate. The Company has no internal or external sources of liquidity.

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

         The Company's ultimate return of cash to its shareholders is dependent upon, among other things: (i) the activities undertaken by the Company; (ii) interest earned from the investment of cash and cash equivalents and mortgages and investment securities; (iii) the Company's ability to control its operating expenses; (iv) possible recoveries from the liquidating trust and (v) operations of the Joint Venture. To date, recoveries from the liquidating trust have been de minimus and the Company does not anticipate any future payments, if any, from the liquidating trust to be material.

RESULTS OF OPERATIONS

         Total income for the years ended December 31, 1999 and 1998 was $44,981 and $124,045, respectively. The decrease in total income between 1999 and 1998 of $79,064 is primarily the result of a decrease in interest earned on the company's mortgage investments from $102,064 for the year ended December 31, 1998 to $36,000 for the year ended December 31, 1999, and a decrease in interest earned on cash and cash equivalents from $10,619 for the year ended December 31, 1998 to $1,770 for the year ended December 31, 1999.

         Total expenses for the year ended December 31, 1999 was $234,231, a decrease of $42,722 from the $276,963 of expenses for the year ended December 31, 1998. This decrease in expenses was due primarily to a decrease in professional fees from $74,001 for the year ended December 31, 1998 to $59,788 for the year ended December 31, 1999 and a decrease in general and administrative expenses from $194,837 for the year ended December 31, 1998 to $167,293 for the year ended December 31, 1999.

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

                                    Name of                   Amount and Nature of       Percent
Title of Class                  Beneficial Owner              Beneficial Ownership       of Class
--------------                  ----------------              --------------------       --------

Shares of Common              Mr. Harvey Polly (1)                 2,745,983 shares        22%
Stock, $.01 Par Value         Director, President
                              and Chief Executive
                              Officer

Shares of Common              Mr. Morton I. Kalb                      75,000 shares        1%
 Stock, $.01 Par Value        Director
                              Vice President and
                              Chief Financial
                              Officer

Shares of Common              Mr. Leo Yarfitz                        100,000 shares        1%
Stock,  $.01 Par Value        Director

Shares of Common              All Directors and                    2,920,983 shares        24%
Stock, $.01 Par Value         Officers of the
                              Fund as a group
                              (6 persons)

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

      B.H.I.T. Inc. F/K/A BANYAN HOTEL INVESTMENT FUND



      By:         /s/ Harvey Polly                   Date: May 25, 2000
          ----------------------------------
         Harvey Polly, Director, President
         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      By:  /s/ Morton I. Kalb                        Date: May 25, 2000
           ----------------------------------
           Morton I. Kalb
           Vice President and
           Chief Financial Officer


           /s/ Willis Ryckman                        Date: May 25, 2000
          ------------------------------------
           Willis Ryckman, Director



           /s/ Leo Yarfitz                           Date: May 25, 2000
           -----------------------------------
           Leo Yarfitz, Director

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 13(a)  (1) and (2)

                                                                        Pages

Report of Independent Auditors...........................................F-2

Consolidated Balance Sheets as of
     December 31, 1999 and 1998..........................................F-3

Consolidated Statements of Operations
     For the Years Ended December 31, 1999 and 1998......................F-4

Consolidated Statements of Stockholders' Equity
     For the Years Ended December 31, 1999 and 1998 .....................F-5

Consolidated Statements of Cash Flow for the
     Years Ended December 31, 1999 and 1998..............................F-6

Notes to Consolidated Financial Statements.......................F-7 to F-14

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
                                                  ============     ============


                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                      Consolidated Statements of Operations
                  For the Years Ended December 31,1999 and 1998


                                                            1999         1998
                                                         ---------    ---------

INCOME

Interest Income on Cash and Cash Equivalents             $   7,211    $  11,214
Interest Income on Mortgage Receivables                     36,000      102,064
Interest Income from Related Parties                         1,770       10,619
Interest Income-- Other                                       --            148
                                                         ---------    ---------

TOTAL INCOME                                                44,981      124,045
                                                         =========    =========

Equity in Net (Income) or Loss of
  Unconsolidated Joint Venture                             (10,221)      99,717
                                                         ---------    ---------

EXPENSES
Stockholder Expenses                                         7,160        8,095
Professional Fees                                           59,788       74,031
General and Administrative                                 167,293      194,837
                                                         ---------    ---------

TOTAL EXPENSES                                             234,241      276,963
                                                         =========    =========

Net Loss                                                 $(179,039)   $(252,635)
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
                                                         =========    =========


                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1999 and 1998


                                    Shares of Common Stock
                                 ---------------------------
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
                                             =========    =========

                                Income Statements

                                             For the twelve months
                                               ended December 31,
                                               1999         1998
                                             --------    --------
                     INCOME:
                        Rental income        $ 41,720    $ 41,720
                        Other income           13,193      12,274
                                             --------    --------
                                               54,913      53,994
                     EXPENSES:
                        Operating expenses     14,009      14,396
                        Other expenses         44,172      44,172
                                             --------    --------
                     Net loss                $ (3,268)   $ (4,574)
                                             ========    ========



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

         Summarized balance sheets and statements of operations are as follows for the Venture:

                                                      December 31,
                                                    1999        1998
                                                 ---------    ---------
ASSETS

Equipment, net of accumulated depreciation
   of $127,909 in 1999 and $6,945 in 1998        $ 555,202    $ 409,702

Franchise and license fees, net of accumulated
   amortization of $10,590 in 1999, and
   $370 in 1998                                    187,301      191,021
Other assets                                       216,722      337,179
Total assets                                     $ 959,225    $ 937,902
                                                 =========    =========

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses            $  30,204    $  32,619
Loans Payable-- Auto                                13,517         --
                                                 ---------    ---------
Total liabilities                                   43,721       32,619
                                                 ---------    ---------

Members' equity
   B.H.I.T. Inc.                                   915,504      905,283
   Subex LLC                                         2,575        2,575
   Metro Franchising Bakery LLC                      2,425        2,425
   Less: Equity subscription receivable             (5,000)      (5,000)
                                                 ---------    ---------

Total members' equity                              915,504      905,283
                                                 ---------    ---------

Total liabilities & members' equity              $ 959,225    $ 937,902
                                                 =========    =========

                                               For the       For the Period
                                             Year Ended      May 28, 1998 to
                                           Dec. 31, 1999      Dec. 31, 1998
                                           -------------     ---------------
INCOME:
   Net Sales                                 $ 305,421         $   3,659
   Operating fees and interest income          328,223             7,151
                                             ---------         ---------

                                               633,644            10,810
EXPENSES:
Total other Expenses                           623,424           110,527
                                             ---------         ---------

Net income (loss)                            $  10,220         $ (99,717)
                                             =========         =========

Net income (loss) allocated to the Company   $  10,220         $ (99,717)
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

6.    LEASE COMMITMENTS

         The Company leases its office space. Future minimum annual rental commitments as of December 31, 1999, applicable to their office space is as follows:

                      Year Ending December 31:
              2000                                        $19,188
              2001                                         14,391
                                                         --------
                                                          $33,579
                                                         ========

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

         A summary of the components of deferred taxes is as follows:

                                            1999                1998
                                       --------------       ------------

Deferred Tax Asset - Non Current         $ 30,220,173       $ 30,151,600
Net Operating Loss Carry Forward          (30,220,173)       (30,151,600)
                                       --------------       ------------

Valuation Allowance                      $        --        $
                                       ==============       ============