Form 10KSB/A
period 1999-12-31
BHIT INC
filed 2000-06-20
CIK 764897

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

The Registrant's Revenue for the preceding twelve months was $44,981. Shares of common stock outstanding as of June 12, 2000: 12,338,051. Aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $3,540,486.

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

         On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12%, and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. The mortgage is now due on September 1, 2000.

         The carrying amount of the above mortgage loan approximates its fair value.

INVESTMENT IN JOINT VENTURE

         On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture by paying $655,000 in cash upon closing, and issuing a non-interest bearing note in the amount of $350,000. The note was due on the date which was earlier of (i) September 30, 1998 or (ii) 10 days after the date on which demand was made by the holder of the note. This due date was subsequently extended to November 2, 1998, at which time the note was paid. The other partners in the Venture are Metro Franchising Bakery Inc. and Subex, LLC, with which neither the Company nor Mr. Polly has any relationship other than the Venture. The other parties contributed $2,425 and $2,575 in cash, respectively, along with certain contractual franchise rights each had with Dunkin' Donuts and Exxon Corporation necessary to the development of the business of the Venture, as more fully discussed below.

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

         The Company intends to invest in first mortgages on commercial properties and intends to originate, service and hold such mortgages. It is anticipated that these mortgages will be short term in nature. There are no limitations on the percentage of the Company's assets which may be invested in any one or more mortgages. The Company's policy in investing in mortgages is primarily to receive income as opposed to capital gain.

         On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, the loan was paid down by $700,000 and the residential property was released from the lien. The mortgage of the remaining $300,000 is now due on September 1, 2000. A summarized unaudited balance sheet and statement of income and expenses are as follows for RGS Inc., owner of 2849 East Ledbetter Drive, Dallas, Texas, the property which collateralizes the remaining $300,000 mortgage loan as of December 31, 1999 and 1998:
                                    RGS Inc.
                                 Balance Sheets
                                 --------------
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

                                    RGS Inc.
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
                                                        ========       ========


2849 East Ledbetter Drive is net leased to a single retail tenant. The lease is due to expire January 31, 2005.

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

      B.H.I.T. Inc. F/K/A BANYAN HOTEL INVESTMENT FUND



By: /s/ Harvey Polly                                         Date: June 19, 2000
    -------------------------------------------
    Harvey Polly, Director, President
    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Morton I. Kalb                                       Date: June 19, 2000
    --------------------------------------------
    Morton I. Kalb
    Vice President and
    Chief Financial Officer


    /s/ Willis Ryckman                                       Date: June 19, 2000
    -------------------------------------------------------
    Willis Ryckman, Director



    /s/ Leo Yarfitz                                          Date: June 19, 2000
    ---------------------------------------------------
    Leo Yarfitz, Director

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 13(a)  (1) and (2)

                                                                        Pages

Report of Independent Auditors......................................        F- 2

Consolidated Balance Sheets as of
     December 31, 1999 and 1998.....................................        F- 3

Consolidated Statements of Operations
     For the Years Ended December 31, 1999 and 1998.................        F- 4

Consolidated Statements of Stockholders' Equity
     For the Years Ended December 31, 1999 and 1998 ................        F- 5

Consolidated Statements of Cash Flow for the
     Years Ended December 31, 1999 and 1998.........................        F- 6

Notes to Consolidated Financial Statements.......................... F-7 to F-14

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
                                                       =========      =========


                             See accompanying Notes

                             B.H.I.T. Inc. Formerly
                          BANYAN HOTEL INVESTMENT FUND
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1999 and 1998


                                              Shares of Common Stock
                                              ----------------------
                                                                           Accumulated       Treasury
                                            Shares           Amount          Deficit           Stock            Total
                                         ----------      ------------      ------------      --------       ------------
Stockholders' Equity (Deficit)
   December 31, 1997                     12,338,051      $ 87,477,847      $(85,723,745)     $ (8,189)        $1,745,913

Net Loss for the Year Ended
   December 31, 1998                             --                --          (252,635)           --           (252,635)
                                         ----------      ------------      ------------      --------       ------------

Stockholders' Equity
   (Deficit) December 31, 1998           12,338,051        87,477,847       (85,976,380)       (8,189)         1,493,278

Net Loss for the Year Ended
   December 31, 1999                             --                --          (179,039)           --           (179,039)
                                         ----------      ------------      ------------      --------       ------------

Stockholders' Equity
   (Deficit) December 31, 1999           12,338,051      $ 87,477,847      $(86,155,419)     $ (8,189)      $  1,314,239
                                         ==========      ============      ============      ========       ============





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
                                                        =========     =========

                                                 For the        For the Period
                                               Year Ended      May 28, 1998 to
                                              Dec. 31, 1999     Dec. 31, 1998
                                              -------------     --------------

INCOME:
   Net Sales                                    $ 305,421         $   3,659
   Operating fees and interest income             328,223             7,151
                                                ---------         ---------

                                                  633,644            10,810
EXPENSES:
Total other Expenses                              623,424           110,527
                                                ---------         ---------

Net income (loss)                               $  10,220         $ (99,717)
                                                =========         =========

Net income (loss) allocated to the Company      $  10,220         $ (99,717)
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

         A summary of the components of deferred taxes is as follows:

                                                    1999               1998
                                                ------------       ------------

Deferred Tax Asset - Non Current                $ 30,220,173       $ 30,151,600
Net Operating Loss Carry Forward                 (30,220,173)       (30,151,600)
                                                ------------       ------------

Valuation Allowance                             $       --         $
                                                ============       ============