Form 10QSB
period 2000-06-30
BHIT INC
filed 2000-08-14
CIK 764897

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10 - QSB

 (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

 ( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) of
         THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ________________

                          Commission File Number 1-9043

                                  B.H.I.T. Inc.
                     (Formerly Banyan Hotel Investment Fund)
             (Exact name of Registrant as specified in its charter)

             Delaware                                 36-3361229
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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

Shares of common stock outstanding as of August 11, 2000             12,338,051


Transitional Small Business Disclosure Format.      Yes                   No X

                                  B.H.I.T. Inc.

                         Quarterly Report on Form 10-QSB

                    for the Three Months Ended June 30, 2000



                                Table of Contents

Index                                                                                                 Page

Part I     Financial Information

Item I     Financial Statements


           Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
           December 31, 1999.........................................................................    3

           Consolidated Statements of Operations for the
           three months ended June 30, 2000 and 1999 (unaudited).....................................    4

           Consolidated Statements of Operations for the
           six months ended June 30, 2000 and 1999 (unaudited).......................................    5

           Consolidated Statement of Stockholders' Equity for the six months ended
           June 30, 2000(unaudited)..................................................................    6

           Consolidated Statement of Cash Flows for the six months ended
           June 30, 2000 and 1999 (unaudited)........................................................    7

           Notes to Consolidated Financial Statements (unaudited)....................................    8

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................................   13

Part II    Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................................................   14

Signatures ..........................................................................................   15

Part I Financial Information

Item I. Financial Statements

                                 B.H.I.T., Inc.

                           Consolidated Balance Sheets

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2000                1999
                                                                              --------------------------------------
                                                                               (UNAUDITED)

Cash and cash equivalents                                                       $        68,245     $       110,992
Investment in joint venture                                                             961,377             915,504
Interest receivable on mortgages and miscellaneous revenue                                3,004               4,166
Mortgage loan receivable                                                                233,750             300,000
Prepaid insurance                                                                        11,741              16,243
Other assets                                                                              3,198               3,198
                                                                              --------------------------------------
Total assets                                                                    $     1,281,315     $     1,350,103
                                                                              ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                           $         5,810     $        35,864

Stockholders' equity:
   Shares of common stock $0.01 par value, 20,000,000 shares authorized,
     12,338,051 shares issued and outstanding                                        87,477,847          87,477,847
   Accumulated deficit                                                              (86,194,153)        (86,155,419)
   Treasury Stock, at cost, for 32,757 shares of common stock                            (8,189)             (8,189)
                                                                              --------------------------------------
Total stockholders' equity                                                            1,275,505           1,314,239
                                                                              --------------------------------------
Total liabilities and stockholders' equity                                      $     1,281,315     $     1,350,103
                                                                              ======================================



SEE ACCOMPANYING NOTES.

                                 B.H.I.T., Inc.

                      Consolidated Statements of Operations

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                               2000               1999
                                                                         ------------------ -----------------
                                                                                      (UNAUDITED)
REVENUES
Interest income on cash and cash equivalents                               $         216      $       1,850
Interest income on mortgages receivable                                            9,000              9,000
                                                                         -----------------------------------
Total revenues                                                                     9,216             10,850
                                                                         -----------------------------------

EXPENSES
Stockholders' expenses                                                               856              1,818
Other professional fees                                                           13,171             16,575
General and administrative                                                        41,763             40,399
                                                                         -----------------------------------
Total expenses                                                                    55,790             58,792
                                                                         -----------------------------------

Equity in profit (loss) of unconsolidated joint venture                           30,870             (9,737)
                                                                         -----------------------------------
Net loss                                                                   $     (15,704)     $     (57,679)
                                                                         ===================================

Basic and diluted net loss per share of common stock (based on shares
   outstanding of 12,338,051)                                              $       (0.00)     $       (0.00)
                                                                         ===================================



SEE ACCOMPANYING NOTES.

                                 B.H.I.T., Inc.

                      Consolidated Statements of Operations

                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                  2000                 1999
                                                                                ----------------------------
                                                                                        (UNAUDITED)
REVENUES
Interest income on cash and cash equivalents                               $       1,118      $       3,584
Interest income on mortgages receivable                                           18,000             19,770
                                                                         ------------------ -----------------
Total revenues                                                                    19,118             23,354
                                                                         ------------------ -----------------

EXPENSES
Stockholder expenses                                                               3,189              3,572
Other professional fees                                                           16,442             16,575
General and administrative                                                        84,094             81,511
                                                                         ------------------ -----------------
Total expenses                                                                   103,725            101,658
                                                                         ------------------ -----------------

Equity in profit or (loss) of unconsolidated joint venture                        45,873            (58,081)
                                                                         ------------------ -----------------
Net loss                                                                   $     (38,734)     $    (136,385)
                                                                         ================== =================

Basic and diluted net loss per share of common stock (based on shares
   outstanding of 12,338,051)                                              $       (0.00)     $       (0.01)
                                                                         ================== =================



SEE ACCOMPANYING NOTES.

                                 B.H.I.T., Inc.

                 Consolidated Statement of Stockholders' Equity

                         Six Months ended June 30, 2000

                                   (Unaudited)


                                                          COMMON STOCK                  ACCUMULATED     TREASURY
                                                    SHARES             AMOUNT             DEFICIT         STOCK         TOTAL
                                                   -------------- ------------------ ----------------- -------------- --------------

Stockholders' equity (deficit), December 31, 1999   12,338,051         $87,477,847      $(86,155,419)     $(8,189)      $1,314,239
Net loss                                                     -                   -           (38,734)           -          (38,734)
                                                   -------------- ------------------ ----------------- -------------- --------------
Stockholders' equity (deficit) June 30, 2000        12,338,051         $87,477,847      $(86,194,153)     $(8,189)      $1,275,505
                                                   ============== ================== ================= ============== ==============



SEE ACCOMPANYING NOTES.

                                 B.H.I.T., Inc.

                      Consolidated Statements of Cash Flows

                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                    2000             1999
                                                                         -----------------------------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                   $     (38,734)     $    (136,385)
Adjustments to reconcile net loss to net cash flows used in operating activities:
     Equity in profit or loss of unconsolidated
       joint venture                                                             (45,873)            58,081
     Net change in:
       Interest receivable on mortgage and miscellaneous
         receivables                                                               1,162               (141)
       Prepaid insurance                                                           4,502              6,628
       Other assets                                                                    -              4,437
       Accounts payable and accrued expenses                                     (30,054)           (33,160)
                                                                         -----------------------------------
Net cash used in operating activities                                           (108,997)          (100,540)
                                                                         -----------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Principal collections on mortgage loans                                           25,000            106,189
Sale of mortgage interest                                                         41,250                  -
                                                                         -----------------------------------
Net cash provided by investing activities                                         66,250            106,189
                                                                         -----------------------------------

Net (decrease) increase in cash and cash equivalents                             (42,747)             5,649
Cash and cash equivalents at beginning of period                                 110,992            193,710
                                                                         -----------------------------------
Cash and cash equivalents at end of period                                 $      68,245      $     199,359
                                                                         ===================================



SEE ACCOMPANYING NOTES

                                  B.H.I.T. Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes thereto included in B.H.I.T. Inc.'s (the "Company") annual report on Form 10-KSB for the year ended December 31, 1999.

The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

Harvey Polly, the President and Chief Executive Officer of the Company and Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Mr. Polly and his wife, have entered into an agreement under and pursuant to which Mr. Polly will sell 5,370,563 shares of the Company's common stock, of which 2,650,000 shares Mr. Polly will acquire under and pursuant to his original agreement with the Company dated August 4, 1994, as amended, and Sheltering Palms Foundation will sell 500,000 shares of the Company's common stock held by it to Vesper Corporation, or its assignee. Upon closing of the transaction, Vesper Corporation, or its assignee, will own a total of 5,870,563 shares or 39% of the total of the then outstanding shares of common stock of the Company and will be in a position to control the Company. In connection with the consummation of the transactions contemplated by the agreement with Vesper Corporation, or its assignee, Mr. Polly has agreed to acquire the Company's 50% interest in Metro Franchising Commissary LLC, for $1,000,000.

                                  B.H.I.T. Inc.

BASIS OF PRESENTATION (CONTINUED)

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

On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the Corporate owners of both properties have personally guaranteed the loan. In April of 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. During June of 2000 the loan was paid down by an additional $25,000, and a 15% interest in the remaining loan of $275,000 was sold to an unrelated company for $41,250 leaving the Company with an outstanding loan balance of $233,750 at June 30, 2000. The mortgage is now due on September 1, 2000.

As of June 30, 2000, the carrying amount of the above mortgage loan approximate their fair value.

                                  B.H.I.T. Inc.

INVESTMENT IN JOINT VENTURE

On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture.

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

In December of 1998, the Venture's baking facility was fully operational. The first retail location commenced operations in December, 1998. One additional retail location opened in January, 1999 and two additional retail locations opened in February, 1999. Two additional locations were opened in April 1999, one location in August, 1999, and one location in May of 2000. As of June 30, 2000 there were eight operating locations.

Pursuant to certain provisions in the Venture's operating agreement, the Company has been allocated all of the Venture's net income and net loss for the six months ended June 30, 2000 and 1999, respectively.

                                  B.H.I.T. Inc.

INVESTMENT IN JOINT VENTURE (CONTINUED)

A summarized statement of operations is as follows for the Venture:


                                                                    SIX MONTH PERIOD ENDED JUNE 30,
                                                                      2000                   1999
                                                             ---------------------------------------------
 Revenue:
    Net sales and royalties                                       $    692,150            $    353,270
    Interest income                                                        565                   2,668
                                                             ---------------------------------------------
                                                                       692,715                 355,938
 Expenses:
    Total expenses                                                     646,842                 414,019
                                                             ---------------------------------------------
    Net income (loss)                                                   45,873                 (58,081)
                                                             ---------------------------------------------
 Net income (loss) allocated to the Company                       $     45,873            $    (58,081)
                                                             =============================================

INVESTMENT IN LIQUIDATING TRUST

The Company has an interest in a liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. No funds have been received by the Company from the Trust in 2000 or 1999.

OTHER INVESTMENTS

As of June 30, 2000, the Company owned a 50% partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at June 30, 2000 and December 31, 1999 is $0.

TRANSACTIONS WITH AFFILIATES

During the first six months of 2000, the Company reimbursed an affiliated company $12,004 for Health Insurance premiums paid on behalf of the Company. During the first six months of 1999, this reimbursement amounted to $10,421.

                                  B.H.I.T. Inc.

INCOME TAXES

Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust (REIT) under sections 856-860 of the Internal Revenue Code of 1986. However, management of the Company discontinued its REIT status effective January 1, 1995. Accordingly, the Company has subsequently been treated as a C-Corporation in accordance with the Internal Revenue Code.

As of June 30, 2000, the Company had a net operating loss carry-forward of approximately $75,510,983, which expires between 2005 and 2018. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

A summary of the components of deferred taxes is as follows:


                                                                          JUNE 30,           DECEMBER 31,
                                                                            2000                 1999
                                                                    --------------------- --------------------
 Deferred tax asset--noncurrent
 Net operating loss carryforward                                     $      30,204,393       $    30,220,173
 Valuation allowance                                                       (30,204,393)          (30,220,173)
                                                                    --------------------- --------------------
                                                                     $               -       $             -
                                                                    ===================== ====================

LEGAL PROCEEDINGS

The Registrant is not aware of any material pending legal proceedings as of August 11, 2000 nor were any proceedings terminated during the quarter ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments of a period of ninety days or less. The Company's cash and cash equivalents balance at June 30, 2000 and December 31, 1999 was $68,245 and $110,992 respectively.

At this time, there are no material commitments for capital expenditures. The Company's cash and cash equivalents are sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

As of June 30, 2000, the Company's mortgage loan portfolio consisted of one loan, as detailed above.

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

RESULTS OF OPERATIONS

Total income for the six months ended June 30, 2000 and 1999 was $19,118 and $23,354 respectively. The decrease is due primarily to principle prepayment on the Company's mortgage loans receivable.

Operating expenses for the three months ended June 30, 2000 were about the same as those for the same period in 1999.

For the six months ended June 30, 2000 the Company recorded profit of $45,873 from its ownership in the Joint Venture. For the same period in 1999, the Company incurred a loss of $58,081 on its Joint Venture Investment. The increase is primarily due to the additional retail locations opened in 1999.

The above changes for the six months ended June 30, 2000, when compared to the same period in 1999, resulted in a net loss to $38,734 ($0.00 per share) and of $136,385 ($0.01 per share), respectively.

Part II

Item 6. Exhibits and Reports on Form 8-K

No exhibits are included with this Report.

No form 8-K was filed with the Securities and Exchange Commission during the period January 1, 2000 to June 30, 2000.

                                   SIGNATURES

           PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

B.H.I.T. INC.

By:            /s/ Harvey Polly                           Date: August 11, 2000
               Harvey Polly, Director, President
               and Chief Executive Officer








By:           /s/ Morton I. Kalb                          Date: August 11, 2000
              Morton I. Kalb, Director, Vice President
              and Chief Financial Officer