Form 10QSB
period 2000-09-30
BHIT INC
filed 2000-11-14
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended Sept. 30, 2000


                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____ Commission File Number 1-9043\

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Shares of Common Stock outstanding as of November 6, 2000: 15,053,565


Transitional Small Business Disclosure Format Yes.  No.  X.

                                  B.H.I.T. Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED SEPT. 30, 2000

                                TABLE OF CONTENTS


INDEX                                                                           PAGE

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30,
           2000 (unaudited) and December 31, 1999.................................3

         Consolidated Statements of Operations
           for the three months ended September 30, 2000
           and 1999 (unaudited)...................................................4

         Consolidated Statements of Operations
           for the nine months ended September 30, 2000
           and 1999 (unaudited)...................................................5

         Consolidated Statement of Stockholders' Equity
           for the nine months ended September 30, 2000
           (unaudited)............................................................6

         Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999
           (unaudited)............................................................7

         Notes to Consolidated Financial Statements
           (unaudited)............................................................8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations............................................................12


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................14

SIGNATURES.......................................................................15

                          PART I FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS
                                  B.H.I.T. Inc.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                         September 30,          December 31,
                                                                                   2000                  1999
                                                                                   ----                  ----
                                                                                (Unaudited)
Cash and Cash Equivalents                                                     $ 1,564,979               $ 110,992
Interest Receivable on Mortgages
 and Miscellaneous Revenue                                                         50,302                   4,166
Mortgage Loan Receivable                                                          233,750                 300,000
Investment in Joint Venture                                                            --                 915,504
Prepaid Insurance                                                                  14,688                  16,243
Other Assets                                                                        3,198                   3,198
                                                                              ------------------------------------
         Total Assets                                                         $ 1,866,917             $ 1,350,103
                                                                              ====================================

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                         $     7,967                $ 35,864
                                                                              ------------------------------------

Stockholders' Equity
Shares of Common Stock $0.01 Par
   Value - 20,000,000 Shares Authorized
   15,053,565 Outstanding in 2000 and
   12,403,565 Outstanding in 1999                                              88,060,847              87,477,847

Accumulated Deficit                                                           (86,193,708)            (86,155,419)

Treasury Stock                                                                     (8,189)                 (8,189)
                                                                              -------------------------------------

Total Stockholders' Equity                                                      1,858,950               1,314,239
                                                                              -------------------------------------

         Total Liabilities and
         Stockholders' Equity                                                 $ 1,866,917             $ 1,350,103
                                                                              =====================================




See Accompanying Notes

                                  B.H.I.T. Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                 Three months
                                                                                             Ended September 30,
                                                                                         2000                    1999
                                                                                         ----                    ----
                                                                                     (unaudited)              (unaudited)
REVENUES
     Interest Income on Cash and Cash Equivalents                                $              301        $           1,861
     Interest Income on Mortgage Receivable                                                   7,012                    9,000
                                                                                 ---------------------------------------------
              Total Revenues                                                                  7,313                   10,861
                                                                                 ---------------------------------------------

EXPENSES

     Stockholders' Expenses                                                                   1,971                    1,764
     Other Professional Fees                                                                 19,197                    8,050
     General and Administrative Expenses                                                     72,082                   41,041
                                                                                 ---------------------------------------------

              Total Expenses                                                                 93,250                   50,855
                                                                                 ---------------------------------------------

     Equity in Income of Unconsolidated
         Joint Venture                                                                       95,422                    5,769
     Gain on Sale of Interest in
         Partners Liquidating Trust                                                          47,759                        -
     Loss on Sale of 50% Interest in
         Joint Venture                                                                      (56,799)                       -
                                                                                 ---------------------------------------------
              Total Other Income - Net
                                                                                             86,382                    5,769
                                                                                 ---------------------------------------------

              Net Income (Loss)                                                  $              445                $ (34,225)
                                                                                 =============================================

Basic and Diluted Net Income (Loss) Per Share of Common Stock based on
   12,518,783 average Shares Outstanding in 2000 and 12,403,565 in 1999
                                                                                 $             0.00                $   (0.00)
                                                                                 =============================================





See Accompanying Notes

                                  B.H.I.T. Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         2000                    1999
                                                                                         ----                    ----
                                                                                     (unaudited)              (unaudited)
REVENUES
     Interest Income on Cash and Cash Equivalents                                $            1,419        $           5,445
     Interest Income on Mortgage Receivable                                                  25,012                   28,770
                                                                                 ---------------------------------------------
              Total Revenues                                                                 26,431                   34,215
                                                                                 ---------------------------------------------

EXPENSES

     Stockholders' Expenses                                                                   5,160                    5,336
     Other Professional Fees                                                                 35,639                   24,625
     General and Administrative Expenses                                                    156,176                  122,552
                                                                                 ---------------------------------------------

              Total Expenses                                                                196,975                  152,513

     Equity in Income (Loss) of Unconsolidated
         Joint Venture                                                                      141,295                  (52,312)
     Gain on Sale of Interest in Partners
         Liquidating Trust                                                                   47,759                        -
     Loss on Sale of 50% Interest in
         Joint Venture                                                                      (56,799)                       -
                                                                                 ---------------------------------------------

              Total Other Income - Net                                                      132,255                  (52,312)
                                                                                 ---------------------------------------------

Net Loss                                                                         $          (38,289)              $ (170,610)
                                                                                 =============================================

Basic and Diluted Net Loss Per Share of
   Common Stock based on 12,442,251 average Shares Outstanding in 2000 and
   12,403,565 in 1999                                                            $            (0.00)              $   (0.01)
                                                                                 =============================================



See Accompanying Notes

                                  B.H.I.T. Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                  Common Stock                    Accumulated           Treasury
                                          Shares               Amount               Deficit               Stock           Total
                                      -------------------------------------------------------------------------------------------
Stockholders' Equity
   (Deficit) Dec. 31,1999               12,403,565     $   87,477,847     $    (86,155,419)     $    (8,189)      $   1,314,239

Proceeds from Sale of Common
   Stock                                 2,650,000            583,000           -                    -                  583,000

Net Loss                                        --                 --              (38,289)          -                  (38,289)
                                      -------------------------------------------------------------------------------------------


Stockholders' Equity
   (Deficit) Sept, 30, 2000             15,053,565     $   88,060,847     $    (86,193,708)    $     (8,189)      $    1,858,950
                                      ===========================================================================================




See Accompanying Notes

                                  B.H.I.T. Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      2000                    1999
                                                                                      ----                    ----
                                                                                  (unaudited)              (unaudited)
Cash Flow from Operating Activities:

     Net (Loss)                                                                     $ (38,289)             $ (170,610)

Adjustments to Reconcile Net Loss to Net
   Cash Flows Used in Operating Activities

     Equity in Net (Income) or Loss of Unconsolidated Joint Venture
                                                                                     (141,295)                52,312
     Loss on Sale of 50% Interest in Joint Venture                                     56,799              -
     Gain on Sale of Interest in Partners Liquidating Trust                           (47,759)             -

Net Change in:
     Interest & Miscellaneous Receivables                                               1,623                   (145)
     Prepaid Insurance                                                                  1,555                  1,071
     Other Assets                                                                        -                     4,437
     Accounts Payable & Accrued Expenses                                              (27,897)               (34,381)
                                                                              ---------------------------------------------

Net Cash Used in Operating Activities                                                (195,263)              (147,316)
                                                                              ---------------------------------------------

Cash Flows from Investing Activities:
     Principal Collections on Mortgage Loans                                           25,000                106,189
     Sale of 15% Participation in Mortgage Loan                                        41,250                   -
     Proceeds from Sale of Interest in Joint Venture                                1,000,000                   -
                                                                              ---------------------------------------------

Net Cash Provided by Investment Activities                                          1,066,250                106,189
                                                                              ---------------------------------------------

Cash Flow from Financing Activities:
     Proceeds from Sale of 2,650,000
       Shares of Common Stock                                                         583,000                   -
                                                                              ---------------------------------------------

Net Cash Provided by Financing Activities                                             583,000                   -
                                                                              ---------------------------------------------

Net Increase (Decrease) in                                                          1,453,987                (41,127)
   Cash and Cash Equivalents

Cash & Cash Equivalents at Beginning
   of Period                                                                          110,992                193,710
                                                                              ---------------------------------------------

Cash & Cash Equivalents at End of Period                                      $     1,564,979              $ 152,583
                                                                              =============================================


See Accompanying Notes

                                  B.H.I.T. Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,2000 are not indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes thereto included in B.H.I.T. Inc.'s (the "Company," or "BHIT") annual report on Form 1O-KSB for the year ended December 31, 1999.

         The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

         In July of 1999, Harvey Polly, the President and Chief Executive Officer of the Company, entered into an agreement for the sale by Mr. Polly of his stock in the Company.

         In September of 2000, this transaction was closed, after the necessary approval of stockholders was received at the Company's Annual Meeting. In connection with this transaction, Mr. Polly acquired 2,650,000 shares of the Company's stock under his original agreement with the Company dated August 4, 1994. The Company received $583,000 for these shares. Mr. Polly then sold 5,370,563 shares, constituting his entire holdings, to Arrowhead Holdings Corp., ("Arrowhead")the nominee of Vesper Corp. At the same time, Sheltering Palms Foundation, a not-for-profit charitable entity, controlled by Mr. Polly and his wife, sold 500,000 shares of the Company to Arrowhead Holdings Corp. Upon closing of this transaction, Arrowhead held 5,870,563 shares of the Company or 39% of the outstanding shares of the Company, and will be in a position to control the Company.

         As required by the Stock Purchase Agreement, Mr. Polly purchased B.H.I.T.'s 50% interest in Metro Franchising Commissary, LLC. for $1,000,000. As a result, the company recognized a loss on the sale of $56,799 which is included in the accompanying statement of operations.

         Upon completion of the stock sale discussed above, Mr. Leo Yarfitz and Mr. Willis Ryckman resigned their position as Directors, and were replaced by Mr. James Benenson and Mr. James Lash, as designees of Arrowhead Holdings Corp.


MORTGAGE LOANS RECEIVABLE

         On February 29, 1996, the Company invested in a first mortgage loan in the approximate amount of $106,000 which was secured by an industrial property in Lake Worth, Florida. The property securing the mortgage was controlled by Mr. Harvey Polly, who has personally guaranteed the mortgage. The loan called for 10% interest per annum, payable monthly with a balloon payment of principal after five (5) years. This loan was fully paid on March 1, 1999.

         On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and calls for monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the Corporate owners of both properties have personally guaranteed the loan. In April of 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. During June of 2000 the loan was paid down by an additional $25,000 and a 15% interest in the remaining loan of $275,000 was sold to an unrelated company for $41,250 leaving the Company with an outstanding loan balance of $233,750 at September 30, 2000. The mortgage is now due on December 1, 2000. During October 2000, the Company re-purchased the 15% participation in this mortgage for $41,250.

         As of September 30, 2000, the carrying amount of the above mortgage loan approximates its fair value.


INVESTMENT IN JOINT VENTURE

         On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), resulting in a 50% interest in the Venture.

         In September of 2000, in connection with the Arrowhead transaction discussed above, the Company sold its interest in the Joint Venture to Mr. Harvey Polly for $1,000,000, and recognized a loss of $56,799.

         A summarized statement of operations is as follows for the Venture:

                                                        For the           For the Three
                                                   Nine Month Period    Month Period Ended
                                                    Ended Sept. 30,         Sept. 30,
                                                         2000                  1999
                                                         ----                  ----
    Revenues:
    Net Sales and Royalties                       $       1,162,457    $ 619,135
    Interest Income                                           1,318                2,904
                                                  -----------------------------------------
                                                          1,163,775              622,039

    Expenses:
    Total Expenses                                        1,022,480              674,351
    Net Income (Loss)                                       141,295              (52,312)
                                                  =========================================
    Net Income (Loss) allocated
       to the Company                             $         141,295            $ (52,312)
                                                  =========================================

INVESTMENT IN LIQUIDATING TRUST

         The Company owned an interest in a liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. No funds were received by the Company, from the Trust since 1997. During the third quarter of 2000, the Company accepted an offer of $47,759 for its 0.61% interest in the Trust, and sold its interest. As a result, the company recognized a gain on sale of $47,759, which is included in the accompanying statement of operations.

OTHER INVESTMENTS

As of September 30, 2000, the Company owned a 50% limited liability partnership member interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at September 30, 2000 and December 31,1999 is $0.

TRANSACTIONS WITH AFFILIATES

During the first nine months of 2000, the Company reimbursed an affiliated company $12,004 for Health Insurance premiums paid on behalf of the Company. During the first nine months of 1999, this reimbursement amounted to $10,427.

INCOME TAXES

Prior to January 1, 1995, the Company elected to be treated as a Real Estate Investment Trust (REIT) under sections.856-860 of the Internal Revenue Code of 1986. However, management of the Company discontinued its REIT status effective January 1, 1995, Accordingly, the Company has subsequently been treated as a C-Corporation in accordance with the Internal Revenue Code.

As of September 30, 2000, the Company had a net operating loss carryforward of approximately $75,460,000 which expires between 2005 and 2019. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

A summary of the components of deferred taxes is as follows:

Deferred Tax Asset - Non Current

                                                 Sept. 30, 2000             December 31, 1999
                                           ---------------------       -----------------------
Net Operating Loss Carryforward            $         30,184,055                $ 30,220,173
Valuation Allowance                                 (30,184,055)                (30,220,173)
                                           =====================       =======================
                                           $                 -0-                       $ -0-
                                           =====================       =======================

LEGAL PROCEEDINGS

The Registrant is not aware of any material pending legal proceedings as of November 9, 2000 nor were any proceedings terminated during the quarter ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments of a period of 90 days or less. The Company's cash and cash equivalents balance at September 30, 2000 and December 31, 1999 was $1,564,979 and $110,992 respectively.

There are no material commitments for capital expenditures. The Company's cash and cash equivalents are sufficient to meet its anticipated operating expenses. The Company deems its liquidity to be adequate.

As of September 30, 2000, the Company's mortgage loan portfolio consisted of one loan.

The Company's ultimate return of cash to its stockholders is dependent upon, among other things: (i) the activities undertaken by the Company;, (ii) interest earned from the investments of cash and cash equivalents, and mortgage; (iii) the Company's ability to control its operating expenses.


RESULTS OF OPERATIONS

Total income for the three months ended September 30, 2000 and 1999 was $7,313 and $10,861 respectively. The decrease is due primarily to a lower average cash balance and principle repayment on the Company's mortgage loan receivable.

Operating expenses for the three months ended September 30, 2000 were higher than those for the same period in 1999. The increase is due primarily to an increase in professional fees, as well as costs incurred in connection with the stockholders' meeting and proxy statement.

During the three month period ended September 30, 2000, the Company's share of Joint Venture profits was $95,422 as compared to $5,769 for the same period in 1999. The three month statements for 2000 also reflect a profit of $47,759 from the sale of the Company's interest in the Partners Liquidating Trust and a loss of $56,799 on the sale of its interest in the Joint Venture.

The above changes for the three months ended September 30, 2000, when compared to the same period in 1999 resulted in a net income of $445 in the 2000 period as compared to a net loss of $34,225 in the 1999 period.

Total income for the nine months ended September 30, 2000 and 1999 was $26,431 and $34,215 respectively. The decrease is due primarily to a lower average cash balance and principle repayment on the Company's mortgage loan receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

        Operating expenses for the nine months ended September 30, 2000 were higher than those for the same period in 1999. The increase is due primarily to an increase in professional fees and costs incurred in connection with the stockholders' meeting and proxy statement.

        During the nine month period ended September 30, 2000 the Company's share of joint Venture net income was $141,295 as compared to a net loss of $52,312 for the same period in 1999. The nine month statements for 2000 also reflect a profit of $47,759 from the sale of the Company's interest in the Partners Liquidating Trust and a loss of $56,799 on the sale of its interest in the Joint Venture.

        The above changes for the nine months ended September 30, 2000, when compared to the same period in 1999, resulted in a decrease in the net loss to $38,289 ($0.00 per share) from $170,610 ($0.01 per share).

                                     PART II



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K



              No exhibits are included with this Report.

              On September 27, 2000, the Company filed Form 8-K announcing the sale of 5,370,563 shares of common stock from Mr. Harvey Polly to Arrowhead. An additional 500,000 shares were sold to Arrowhead by Sheltering Palms Foundation. The company also sold its 50% interest in Metro Franchising Commissary to Mr. Polly for $1,000.000.

                                   SIGNATURES



           PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.





B.H.I.T., INC.








By:   /s/ Harvey Polly                                   Date: November 6, 2000
      Harvey Polly, Director, President
      and Chief Executive Officer








By:   /s/ Morton I.  Kalb                                 Date: November 6, 2000
      Morton I.  Kalb, Director, Vice President
      and Chief Financial Officer