Form 10QSB/A
period 2000-09-30
BHIT INC
filed 2000-11-17
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A
                               AMENDMENT NO. 1 TO
           ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended Sept. 30, 2000


                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____
                          Commission File Number 1-9043
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
                                      ---   ---

Shares of Common Stock outstanding as of November 14, 2000: 15,053,565


Transitional Small Business Disclosure Format Yes.    No. X.
                                                  ---    ---

                                  B.H.I.T. Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED SEPT. 30, 2000

                                TABLE OF CONTENTS



INDEX                                                                                                          PAGE
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                  Consolidated Balance Sheets as of September 30,
                    2000 (unaudited) and December 31, 1999.....................................................  3

                  Consolidated Statements of Operations
                    for the three months ended September 30, 2000
                    and 1999 (unaudited).......................................................................  4

                  Consolidated Statements of Operations
                    for the nine months ended September 30, 2000
                    and 1999 (unaudited).......................................................................  5

                  Consolidated Statement of Stockholders' Equity
                    for the nine months ended September 30, 2000
                    (unaudited)................................................................................  6

                  Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2000 and 1999
                    (unaudited)................................................................................  7

                  Notes to Consolidated Financial Statements
                    (unaudited)................................................................................  8

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................................................................  12

Item 4.           Submission of Matters to a Vote of
                    Security Holders..........................................................................  14

Item 5.             Other Information ........................................................................  14

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................................................  15

SIGNATURES          ..........................................................................................  16

                          PART I FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS
                                  B.H.I.T. Inc.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                               September 30,     December 31,
                                                                                                        2000               1999
                                                                                                     ------------      ------------
                                                                                                     (Unaudited)
Cash and Cash Equivalents                                                                            $  1,564,979      $    110,992
Interest Receivable on Mortgages
 and Miscellaneous Revenue                                                                                 50,302             4,166
Mortgage Loan Receivable                                                                                  233,750           300,000
Investment in Joint Venture                                                                                    --           915,504
Prepaid Insurance                                                                                          14,688            16,243
Other Assets                                                                                                3,198             3,198
                                                                                                     ------------      ------------
         Total Assets                                                                                $  1,866,917      $  1,350,103
                                                                                                     ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                                                $      7,967      $     35,864
                                                                                                     ------------      ------------

Stockholders' Equity
Shares of Common Stock $0.01 Par
   Value - 20,000,000 Shares Authorized
   15,053,565 Outstanding in 2000 and
   12,403,565 Outstanding in 1999                                                                      88,060,847        87,477,847

Accumulated Deficit                                                                                   (86,193,708)      (86,155,419)

Treasury Stock                                                                                             (8,189)           (8,189)
                                                                                                     ------------      ------------

Total Stockholders' Equity                                                                              1,858,950         1,314,239
                                                                                                     ------------      ------------

         Total Liabilities and
         Stockholders' Equity                                                                        $  1,866,917      $  1,350,103
                                                                                                     ============      ============






   See Accompanying Notes

                                  B.H.I.T. Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                           Three months
                                                                                        Ended September 30,
                                                                                         2000        1999
                                                                                         ----        ----
                                                                                      (unaudited) (unaudited)
REVENUES
     Interest Income on Cash and Cash Equivalents                                    $    301    $  1,861
     Interest Income on Mortgage Receivable                                             7,012       9,000
                                                                                     --------    --------
              Total Revenues                                                            7,313      10,861
                                                                                     --------    --------


EXPENSES

     Stockholders' Expenses                                                             1,971       1,764
     Other Professional Fees                                                           19,197       8,050
     General and Administrative Expenses                                               72,082      41,041
                                                                                     --------    --------

              Total Expenses                                                           93,250      50,855
                                                                                     --------    --------

     Equity in Income of Unconsolidated
         Joint Venture                                                                 95,422       5,769
     Gain on Sale of Interest in
         Partners Liquidating Trust                                                    47,759          --
     Loss on Sale of 50% Interest in
         Joint Venture                                                                (56,799)         --
                                                                                     --------    --------
              Total Other Income - Net                                                 86,382       5,769
                                                                                     --------    --------

              Net Income (Loss)                                                      $    445    $(34,225)
                                                                                     ========    ========

Basic and Diluted Net Income (Loss) Per Share of
  Common Stock based on 12,518,783 average Shares
  Outstanding in 2000 and 12,403,565 in 1999
                                                                                     $   0.00    $  (0.00)
                                                                                     ========    ========

   See Accompanying Notes

                                                  B.H.I.T. Inc.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Nine Months Ended
                                                                  September 30,
                                                               2000          1999
                                                               ----          ----
                                                            (unaudited)  (unaudited)
REVENUES
     Interest Income on Cash and Cash Equivalents          $   1,419     $   5,445
     Interest Income on Mortgage Receivable                   25,012        28,770
                                                           ---------     ---------
              Total Revenues                                  26,431        34,215
                                                           ---------     ---------

EXPENSES

     Stockholders' Expenses                                    5,160         5,336
     Other Professional Fees                                  35,639        24,625
     General and Administrative Expenses                     156,176       122,552
                                                           ---------     ---------

              Total Expenses                                 196,975       152,513

     Equity in Income (Loss) of Unconsolidated
         Joint Venture                                       141,295       (52,312)
     Gain on Sale of Interest in Partners
         Liquidating Trust                                    47,759           --
     Loss on Sale of 50% Interest in
         Joint Venture                                       (56,799)          --
                                                           ---------     ---------

              Total Other Income - Net                       132,255       (52,312)
                                                           ---------     ---------
Net Loss                                                   $ (38,289)    $(170,610)
                                                           =========     =========


Basic and Diluted Net Loss Per Share of
  Common Stock based on 12,442,251 average Shares
  Outstanding in 2000 and 12,403,565 in 1999                 $ (0.00)      $ (0.01)
                                                           =========     =========



   See Accompanying Notes

                                  B.H.I.T. Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                             Common Stock               Accumulated    Treasury
                                         Shares          Amount           Deficit        Stock          Total
                                       -------------------------------------------------------------------------

Stockholders' Equity
   (Deficit) Dec. 31,1999              12,403,565   $   87,477,847   $   (86,155,419)  $  (8,189)     $1,314,239


Proceeds from Sale of Common
   Stock                                2,650,000          583,000                --          --         583,000

Net Loss                                       --               --           (38,289)         --         (38,289)
                                       -------------------------------------------------------------------------
Stockholders' Equity
   (Deficit) Sept, 30, 2000            15,053,565   $   88,060,847   $   (86,193,708)  $  (8,189)     $1,858,950
                                       =========================================================================


   See Accompanying Notes

                                                  B.H.I.T. Inc.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                        2000            1999
                                                                                                        ----            ----
                                                                                                    (unaudited)     (unaudited)

Cash Flow from Operating Activities:

     Net (Loss)                                                                                    $   (38,289)   $  (170,610)

Adjustments to Reconcile Net Loss to Net
   Cash Flows Used in Operating Activities

     Equity in Net (Income) or Loss of Unconsolidated Joint Venture                                   (141,295)        52,312
     Loss on Sale of 50% Interest in Joint Venture                                                      56,799             --
     Gain on Sale of Interest in Partners Liquidating Trust                                            (47,759)            --

Net Change in:
     Interest & Miscellaneous Receivables                                                                1,623           (145)
     Prepaid Insurance                                                                                   1,555          1,071
     Other Assets                                                                                         --            4,437
     Accounts Payable & Accrued Expenses                                                               (27,897)       (34,381)
                                                                                                   --------------------------

Net Cash Used in Operating Activities                                                                 (195,263)      (147,316)
                                                                                                   --------------------------

Cash Flows from Investing Activities:
     Principal Collections on Mortgage Loans                                                            25,000        106,189
     Sale of 15% Participation in Mortgage Loan                                                         41,250             --
     Proceeds from Sale of Interest in Joint Venture                                                 1,000,000             --
                                                                                                    --------------------------

Net Cash Provided by Investment Activities                                                           1,066,250        106,189
                                                                                                   --------------------------

Cash Flow from Financing Activities:
     Proceeds from Sale of 2,650,000
       Shares of Common Stock                                                                          583,000           --
                                                                                                   --------------------------

Net Cash Provided by Financing Activities                                                              583,000           --
                                                                                                   --------------------------

Net Increase (Decrease) in                                                                           1,453,987        (41,127)
   Cash and Cash Equivalents

Cash & Cash Equivalents at Beginning
   of Period                                                                                           110,992        193,710
                                                                                                   --------------------------

Cash & Cash Equivalents at End of Period                                                           $ 1,564,979    $   152,583
                                                                                                   ==========================

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

         In September 2000, in connection with the Arrowhead transaction discussed above, the Company sold its interest in the Joint Venture to Mr. Harvey Polly for $1,000,000, and recognized a loss of $56,799.

         A summarized statement of operations is as follows for the Venture:


                                                                                            For the              For the
                                                                                       Nine Month Period    Nine Month Period
                                                                                         Ended Sept. 30,      Ended Sept. 30,
                                                                                             2000                 1999
                                                                                             ----                  ----

         Revenues:
         Net Sales and Royalties                                                         $ 1,162,457            $ 619,135
         Interest Income                                                                       1,318                2,904
                                                                                         -----------------------------------
                                                                                           1,163,775              622,039

         Expenses:
         Total Expenses                                                                    1,022,480              674,351
         Net Income (Loss)                                                                   141,295              (52,312)
                                                                                         ===================================
         Net Income (Loss) allocated
            to the Company                                                               $   141,295            $ (52,312)
                                                                                         ===================================

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

A summary of the components of deferred taxes is as follows:


Deferred Tax Asset - Non Current
                                                                        Sept. 30, 2000                    December 31, 1999
                                                                      -------------------               ---------------------
Net Operating Loss Carryforward                                       $ 30,184,055                      $ 30,220,173
Valuation Allowance                                                    (30,184,055)                      (30,220,173)
                                                                      -------------------               ---------------------
                                                                      $         -0-                     $         -0-
                                                                      ===================               =====================


LEGAL PROCEEDINGS

The Registrant is not aware of any material pending legal proceedings as of November 14, 2000 nor were any proceedings terminated during the quarter ended September 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2000, the Company held a special meeting of stockholders. Four matters were submitted to a vote, the matters are:

        1. The election of Harvey Polly, Morton I. Kalb, Willis G. Ryckman, III and Leo Yarfitz to serve as directors.
        2. The amendment of the Company's Certificate of Incorporation to eliminate the Company's former status as a REIT.
        3. The amendment of the Company's By-Laws to eliminate provisions relating to the Company's former status as a REIT.
        4. To approve the sale of the Company's 50% interest in Metro Franchising Commissary LLC to Harvey Polly.

The votes are as follows:


                                                                                    VOTES
                                                            VOTES FOR              AGAINST             ABSTAIN
                                                       ------------------   ------------------   --------------------

Election of Harvey Polly
as Director                                                    10,873,892              104,774                    0
Election of Morton I. Kalb
as Director                                                    10,877,722              100,945                    0
Election of Willis G. Ryckman, III
as Director                                                    10,877,872              100,840                    0
Election of Leo Yarfitz
as Director                                                    10,874,942              103,725                    0
To amend the Certificate
of Incorporation                                                8,475,286               63,572               60,708
To amend the By-Laws                                            8,473,372               62,051               64,143
To approve the sale
of the Company's 50%
Interest in Metro Franchising Commissary LLC to
Harvey Polly                                                    8,457,084               79,943               66,539

ITEM 5.  OTHER INFORMATION

On September 27, 2000, in connection with the completion of the acquisition by Arrowhead Holdings Corp. of 5,870,563 shares of the Company's common stock from Harvey Polly, the President and Chief Executive Officer of the Company, and Sheltering Palms Foundations, a not-for-profit charitable entity controlled by Mr. Polly and his wife, Mr. Leo Yarfitz and Mr. Willis G. Ryckman, III resigned as directors of the Company and Mr. James Benenson and Mr. James Lash, nominees of Arrowhead Holdings Corp., were appointed directors to fill the vacancies left by the resignation of Mr. Yarfitz and Mr. Ryckman.

                                     PART II



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

3.3      Amendments to Certificate of Incorporation (1)
3.4      Amended and Restated By-laws (1)
27.1     Financial Data Schedule

         (1) Incorporated by reference to the Company's Proxy Statement on
         Schedule 14A filed on August 9, 2000.

(b)  REPORTS ON FORM 8-K

On September 27, 2000, the Company filed Form 8-K announcing the sale of 5,370,563 shares of common stock from Mr. Harvey Polly to Arrowhead. An additional 500,000 shares were sold to Arrowhead by Sheltering Palms Foundation. The Company also sold its 50% interest in Metro Franchising Commissary, LLC to Mr. Polly for $1,000.000.

                                   SIGNATURES



           PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.





B.H.I.T., INC.








By:   /s/ Harvey Polly                                 Date: November 14, 2000
      Harvey Polly, Director, President
      and Chief Executive Officer








By:   /s/ Morton I.  Kalb                              Date: November 14, 2000
      Morton I.  Kalb, Director, Vice President
      and Chief Financial Officer