Form 10KSB40
period 2000-12-31
BHIT INC
filed 2001-04-02
CIK 764897

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the year ended December 31, 2000

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to

                          Commission File Number 1-9043
                                  B.H.I.T Inc.

             (Exact name of Registrant as specified in its charter)

           Delaware                                             36-3361229
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

875 Avenue of the Americas, Suite 1808, New York, N.Y.             10001
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 736-7880

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class                   Name of each exchange on which registered
   Common Stock                                         None

Securities registered pursuant to Section 12 (g) of the Act:

                                                         None
                                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

The Registrant's Revenue for the preceding twelve months was $58,018. Shares of common stock outstanding as of March 12, 2001: 14,988,051. Aggregate market value of the Registrant's shares of common stock held by non-affiliates as of such date was approximately $2,131,872.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 9 of sequentially numbered pages. Transitional Small Business Disclosure Format Yes |_| No |X| .

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business..............................................1
Item 2.  Description of Property..............................................3
Item 3.  Legal Proceedings....................................................3
Item 4.  Submission of matters to a Vote of Security Holders..................3

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.............5
Item 6.  Management's Discussion and Analysis or Plan of Operation............5
Item 7.  Financial Statements.................................................6
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................6

                                    PART III

Item 9.  Directors and  Executive Officers of the Registrant..................7
Item 10. Executive Compensation...............................................7
Item 11. Security Ownership of Certain Beneficial Owners and
           Management.........................................................8
Item 12. Certain Relationships and Related Transactions.......................8
Item 13. Exhibits and Reports on Form 8-K.....................................9

SIGNATURES ...................................................................10

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      The Registrant, B.H.I.T. Inc. (the "Company" or the "Fund") was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987, at which time the Company's name was changed to VMS Hotel Investment Fund. The Company changed its name to Banyan Hotel Investment Fund in 1991. In 1998, the Company changed its name to B.H.I.T. Inc. in accordance with terms of a February 15, 1995 agreement (see below).

      As a result of a public offering that occurred on January 13, 1986, the Company received gross proceeds of $98,482,751, net of volume discounts.

PRESENT BUSINESS OPERATIONS

      The Company was originally established to invest in mortgage loans, principally to entities affiliated with VMS Realty Partners which were collaterialized by hotel and resort properties. Mortgage loans made by the Company were for initial terms of three, five or seven years.

      The Board of Directors, on January 28, 1992, authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992 (the "Plan"). This liquidation never took place and, after a series of losses, the Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Company to execute and deliver a non-binding letter of intent with Harvey Polly ("Polly").

      On August 3, 1994 the Company entered into an agreement with Polly providing, among other things, for an all cash tender offer, under which he agreed to offer to purchase 100% of the shares of common stock of the Company for $.35 per share. Polly's tender offer, which commenced on December 28, 1994, concluded on January 26, 1995, resulted in the tender to Polly of 1,288,217 shares of common stock, or 12.5% of the Company's then outstanding shares of common stock, for $.35 per share. The terms of the agreement required Polly to purchase from the Company a number of shares sufficient to allow him to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase on February 15, 1995. Polly purchased 2,047,766 newly issued shares of common stock of the Company for a cash price of $0.22 per share. Upon the acquisition of these shares from the Company, when combined with the shares of common stock previously owned and acquired pursuant to the tender offer, Polly was the beneficial owner of 3,335,983 shares or approximately 27% of the Company's outstanding voting shares of common stock.

      In July 1999, Polly, then the President and Chief Executive Officer of the Company, entered into an agreement for the sale of his stock in the Company.

      In September 2000, this transaction was closed, after the necessary approval of stockholders was received at the Company's Annual Meeting. In connection with this transaction, Polly exercised his option to acquire 2,650,000 additional shares of the Company's stock. The Company received $583,000 for these shares. Polly then sold 5,370,563 shares, constituting his entire holdings, to Arrowhead Holdings Corporation ("Arrowhead"), the nominee of Vesper Corporation. At the same time, Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Polly and his wife, sold 500,000 shares of the Company to Arrowhead. Upon closing of this transaction, Arrowhead held 5,870,563 shares of the Company or 39% of the outstanding shares of the Company.

      As required by the Stock Purchase Agreement with Arrowhead, Polly purchased B.H.I.T.'s 50% interest in Metro Franchising Commissary, LLC for $1,000,000. The Company recognized a loss on the sale of $56,799, which is included in the accompanying statement of operations.

      Upon completion of the stock sale discussed above, Leo Yarfitz and Willis Ryckman resigned their position as Directors, and were replaced by James Benenson, Jr., and James Lash, designees of Arrowhead Holdings Corporation.

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

      On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and requires monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. In June 2000, the loan was paid down by an additional $25,000 and a 15% interest in the remaining loan of $275,000 was sold to an unrelated company for $41,250 leaving the Company with an outstanding loan balance of $233,750. The mortgage is now due on March 1, 2001. During October 2000, the Company re-purchased the 15% participation in this mortgage for $41,250.

      As of December 31, 2000, the carrying value of the above mortgage loan approximated its fair value.

INVESTMENT IN JOINT VENTURE

      On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), for a 50% interest in the Venture.

      In September 2000, in connection with the Arrowhead transaction discussed above, the Company sold its interest in the Venture to Polly for $1,000,000, and recognized a loss of $56,799.

      The operations of the Venture resulted in a net profit of $141,295 for the nine months ended September 30, 2000. This total net profit was allocated to the Company per the terms of the Venture Agreement and is included in the accompanying statements of the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's principal office is located at 875 Avenue of the Americas, Suite 1808, New York, New York 10001.

OTHER PROPERTY

      As of December 31, 2000 and 1999 the Company owned a 50% limited partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at December 31, 2000 and 1999 was $0.

ITEM 3. LEGAL PROCEEDINGS.

      The Registrant is not aware of any material pending legal proceedings as of March 12, 2001, nor were any proceedings terminated during the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 19, 2000, the Company held a special meeting of stockholders. Four matters were submitted to a vote:

      1. The election of Harvey Polly, Morton I. Kalb, Willis G. Ryckman, III and Leo Yarfitz to serve as directors.

      2. The amendment of the Company's Certificate of Incorporation to eliminate the Company's former status as a REIT.

      3. The amendment of the Company's By-Laws to eliminate provisions relating to the Company's former status as a REIT.

      4. To approve the sale of the Company's 50% interest in Metro Franchising Commissary LLC to Polly.

The votes were:

                                                                             Votes
                                                           Votes For        Against        Abstain
                                                          ----------------------------------------
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

      On September 27, 2000, in connection with the completion of the acquisition by Arrowhead Holdings Corporation of 5,870,563 shares of the Company's common stock from Polly and Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Harvey Polly and his wife, Leo Yarfitz and Willis G. Ryckman, III resigned as directors of the Company and James Benenson, Jr. and James Lash, nominees of Arrowhead Holdings Corporation, were appointed directors to fill the vacancies left by the resignation of Leo Yarfitz and Willis G. Ryckman.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's shares of common stock trade on the NASD market (Symbol -
VHTI). The range of high and low closing prices per share for each of the quarters in the years ended December 31, 2000 and 1999 are as follows:

                                                 Share Price
                                            -------------------
                     Quarter                 2000         1999
                     -------                ------       ------
                        1        High       $0.468       $0.593
                                  Low        0.437        0.375

                        2        High        0.468        0.470
                                  Low        0.375        0.437

                        3        High        0.406        0.531
                                  Low        0.281        0.437

                        4        High        0.350        0.531
                                  Low        0.218        0.437

      The Company's shares began trading on NASD during the week of October 28, 1996, prior to which time they traded on the American Stock Exchange. The Company has not made distributions nor declared dividends in 2000 and 1999. At December 31, 2000, there were 2,235 record holders of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Company's cash and cash equivalents balance at December 31, 2000 and 1999 was $1,552,507 and $110,992, respectively. This increase in cash and cash equivalents is primarily the result of the sale of the interest in Venture and the sale of an additional 2,650,000 shares of stock.

      At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

      During 1997, the Company invested $1,000,000 in a mortgage. This mortgage yields 12% and was for a term of 7-1/3 months. This mortgage was due on April 1, 1998. The due date has been extended by mutual consent on several occasions for periods of 90 days and is now due on March 1, 2001. In April, 1998, the amount of the loan was paid down by $700,000, and in June, 2000 an additional $25,000 was paid on the loan, resulting in a balance of $275,000 at December 31, 2000.

      During 1998, the Company invested $1,005,000 in a venture whose business is to open and operate Dunkin' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. In September 2000, this interest was sold to Harvey Polly for $1,000,000 in connection with the Arrowhead transaction.

RESULTS OF OPERATIONS

      Total income for the years ended December 31, 2000 and 1999 was $58,018 and $44,981, respectively. The increase in total income between 2000 and 1999 is the result of an increase in interest earned on cash equivalents received for the sale of the Venture interest and the sale of additional capital stock.

      During the year ended 2000, the Company's share of Venture net income was $141,295, as compared to $10,221 for the same period in 1999. The statements for 2000 also reflect a profit of $47,759 from the sale of the Company's interest in the Partners Liquidating Trust and a loss of $56,799 on the sale of its interests in the Venture.

      Total expenses for the years ended December 31, 2000 and 1999 increased $32,087. This increase in expenses was due primarily to costs associated with the stockholders' meeting which amounted to $36,900.

      The net loss for 2000 was $76,055 ($0.01 per share) and 1999 was $179,039 ($0.01 per share).

ITEM 7. FINANCIAL STATEMENTS

      See index to Consolidated Financial Statements on Page F-1 of this report for the financial statements of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 11, 2000, the Company's Board of Directors held a special meeting at which they selected Grant Thornton LLP as Certified Public Accountants, replacing Ernst & Young LLP.

      There were no disagreements with Ernst & Young LLP on accounting, financial disclosures or any other matter.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are Directors and/or Executive Officers of the
Company:

James Benenson, Jr., age 64, is a Director, President and Chief Executive Officer of the Company. Chairman and Chief Executive Officer of Arrowhead Holdings Corporation since 1983, Director and Chief Executive Officer of Vesper Corporation since 1979, and a Director of Web Financial Corporation.

Harvey Polly, age 72, is the Chairman of the Company. Chairman and Chief Executive Officer of H. R. Industries, Inc., formerly Helena Rubinstein since 1987. President and Chief Executive Officer of Sheltering Palms, Inc., a not-for-profit charitable foundation formed by Harvey Polly and his wife since 1997.

Morton I. Kalb, age 67, is a Director, Vice President and Chief Financial Officer of the Company. Vice President of H. R. Industries, Inc. since 1994 and Vice President of Sheltering Palms Foundation, Inc. since 1997. Morton I. Kalb is a Certified Public Accountant.

James A. Lash, age 56, is a Director of the Company. Chairman of Manchester Principal LLC, a venture capital firm, since 1976.

John V. Curci, age 56, is a Vice President and Treasurer of the Company. Vice President and Treasurer of Vesper Corporation from 1979 to 2001, and Vice President, Treasurer and Chief Financial Officer of Arrowhead Holdings Corporation since 1983.

ITEM 10. EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

      No arrangements currently exist with respect to payments to the Directors for their service on the Company's Board of Directors, and no fees have been paid in 2000 or 1999.

B. EXECUTIVE COMPENSATION

      Compensation paid to Executive Officers for the years ended December 31, 2000 and 1999 is as follows:

                                                         Annual Compensation
                                                      -------------------------
                                                                       Other
                                  Year      Salary    Bonus        Compensation
                                  ----      ------    -----        ------------
Morton I. Kalb
   Vice President & Chief         2000     $55,000     N/A              N/A
   Financial Officer              1999     $55,000     N/A              N/A

Celia Zisfein                     2000     $28,600     N/A              N/A
   Secretary                      1999     $28,600     N/A              N/A

      There were no long term compensation awards or payments during the years 2000 and 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 12, 2001 with respect to directors, executive officers, certain employees of the Company, and each person who is known by the Company to own beneficially more than 5% of the shares of its Common Stock, and with respect to shares owned beneficially by all directors and officers of the Company as a group. The address for all directors and executive officers of the Company is 875 Avenue of the Americas, Suite 1808, New York, New York 10001.

                                       Name of                  Amount and Nature of     Percent
Title of Class                    Beneficial Owner              Beneficial Ownership     of Class
--------------                    ----------------              --------------------     --------
Shares of Common Stock         Arrowhead Holdings
$.01 Par Value                 Corporation                       5,975,563 shares         39.8%

Shares of Common Stock         Harvey Polly (1)
$.01 Par Value                 Chairman                            400,000 shares          2.7%

                               Morton I. Kalb
Shares of Common Stock         Director, Vice President and
$.01 Par Value                 Chief Financial Officer              75,000 shares          0.5%

Shares of Common Stock         Celia Zisfein
$.01 Par Value                 Secretary                            10,000 shares          0.0%

                               All Directors and Officers of
Shares of Common Stock         the Company as a group
$.01 Par Value                 (4 persons)                       6,460,563 shares         43.0%

      (1) During 1998, Polly transferred 100,000 shares to his wife. These shares are not included in the above figure.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000 which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum, payable monthly, with a balloon payment of principal after five years. This mortgage was paid in full on March 1, 1999.

      During 2000 and 1999 the Company reimbursed an affiliated company $23,080 and $21,794, respectively, for health insurance premiums paid on behalf of the Company. Included in this reimbursement is $8,003 and $7,146 which is prepaid as of December 2000 and 1999, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      3.3   Amendments to Certificates of Incorporation (1)
      3.4   Amended and Restated by-laws (1)

            (1)   Incorporation by reference to the Company's Proxy Statement on
                  Schedule 14A filed on August 9, 2000.

(b)   REPORTS ON FORM 8-K

      On September 27, 2000, the Company filed Form 8-K announcing the sale of 5,370,563 shares of common stock from Polly to Arrowhead. An additional 500,000 shares were sold to Arrowhead by Sheltering Palms Foundation. The Company also sold its 50% interest in Metro Franchising Commissary, LLC to Polly for $1,000,000.

      On December 19, 2000, the Company filed Form 8-K announcing the replacement of Ernst & Young LLP by Grant Thornton LLP as the Company's Certified Public Accountants.

      On January 3, 2001, the Company filed an amended Form 8-K covering the change of accounting firms.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      B.H.I.T. Inc. F/K/A BANYAN HOTEL INVESTMENT FUND


      By:  /s/ James Benenson, Jr.                         Date:  March 29, 2001
           Director, President and Chief
           Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      By:  /s/ Harvey Polly                                Date:  March 29, 2001
           Chairman of the Board


      By:  /s/ Morton I. Kalb                              Date:  March 29, 2001
           Vice President, Director and Chief
           Financial Officer

                           SUBSIDIARY OF B.H.I.T. INC.
                      Formerly BANYAN HOTEL INVESTMENT FUND

Name of Subsidiary                     State of Organization
------------------                     ---------------------

BHF Merger Corp.                          Illinois

BNC Santa Barbara Corp.                   Illinois

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 13 (a) (1) and (2)

      Reports of Independent Auditors...................................  F - 2
                                                                            to
                                                                          F - 3
      Consolidated Balance Sheets as of
        December 31, 2000 and 1999......................................  F - 4

      Consolidated Statements of Operations
        For the Years Ended December 31, 2000 and 1999..................  F - 5

      Consolidated Statements of Stockholders' Equity
        For the Years Ended December 31, 2000 and 1999..................  F - 6

      Consolidated Statements of Cash Flows
        For the Years Ended December 31, 2000 and 1999..................  F - 7

      Notes to Consolidated Financial Statements........................  F - 8
                                                                            to
                                                                          F - 12

                         Report of Independent Auditors

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying consolidated balance sheet of B.H.I.T. Inc. (formerly Banyan Hotel Investment Fund) as of December 31, 2000, and the related consolidated statements of operation, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.H.I.T. Inc. at December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                        /s/ Grant Thornton LLP

Cleveland, Ohio
February 16, 2001

                         Report of Independent Auditors

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying consolidated balance sheet of B.H.I.T. Inc. (formerly Banyan Hotel Investment Fund) as of December 31, 1999 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.H.I.T. Inc. at December 31 1999 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                        /s/ Ernst & Young LLP

New York, New York
March 20, 2000

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                           Consolidated Balance Sheets

                                                                  December 31,
                                                         ------------------------------
                                                            2000              1999
                                                         ------------      ------------
                        ASSETS

Cash and cash equivalents                                  $1,552,507          $110,992
Interest receivable on mortgages receivable
  and miscellaneous receivables                                 2,750             4,166
Mortgage Loans Receivable                                     275,000           300,000
Investment in Joint Venture                                        --           915,504
Prepaid insurance                                              14,753            16,243
Other assets                                                    3,198             3,198
                                                         ------------      ------------
                                                           $1,848,208        $1,350,103
                                                         ============      ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses                            $27,024           $35,864

Stockholders' Equity
  Shares of Common Stock, $0.01 par value,
     20,000,000 shares authorized, 15,020,808 shares
     issued in 2000 and 12,370,808 shares
     issued in 1999                                        88,060,847        87,477,847

  Accumulated deficit                                     (86,231,474)      (86,155,419)

  Treasury Stock, at cost, for 32,757 shares
     of Common Stock                                           (8,189)           (8,189)
                                                         ------------      ------------
  Total Stockholders' Equity                                1,821,184         1,314,239
                                                         ------------      ------------

Total Liabilities and Stockholders' Equity                 $1,848,208        $1,350,103
                                                         ============      ============

See accompanying notes to Consolidated Financial Statements.

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                      Consolidated Statements of Operations

                                                        Years ended December 31,
                                                       ------------------------
                                                         2000            1999
                                                       ---------      ---------

INCOME

Interest income on cash and cash equivalents             $24,716         $7,211
Interest income on mortgage receivables                   33,262         36,000
Interest income from related parties                          --          1,770
Interest income - other                                       40             --
                                                       ---------      ---------
     Total income                                         58,018         44,981
                                                       ---------      ---------

EXPENSES

Stockholder expenses                                       7,076          7,160
Professional fees                                         60,330         59,788
General and administrative                               198,922        167,293
                                                       ---------      ---------
     Total expenses                                      266,328        234,241
                                                       ---------      ---------

     Loss from operations                               (208,310)      (189,260)

Equity in net income of Unconsolidated
  Joint Venture                                          141,295         10,221

Gain on sale of interest in Partners
  Liquidating Trust                                       47,759             --

Loss on sale of 50% interest in Joint Venture            (56,799)            --
                                                       ---------      ---------

     Net Loss                                           $(76,055)     $(179,039)
                                                       =========      =========

Basic and diluted net loss per share of Common
  Stock (based on weighted average number of
  shares outstanding of 13,078,599 in 2000
  and 12,338,051 in 1999                                  $(0.01)        $(0.01)
                                                       =========      =========

See accompanying notes to Consolidated Financial Statements.

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2000 and 1999

                                        Shares of Common Stock
                                     ----------------------------                            Treasury Stock
                                        Shares                       Accumulated      ----------------------------
                                        Issued          Amount          Deficit           Shares         Amount           Total
                                     ------------    ------------    ------------     ------------    ------------     ------------
Stockholders' equity (deficit)
  December 31, 1998                    12,370,808     $87,477,847    $(85,976,380)          32,757         $(8,189)      $1,493,278

Net loss for the year ended
  December 31, 1999                            --              --        (179,039)              --              --         (179,039)
                                     ------------    ------------    ------------     ------------    ------------     ------------

Stockholders' equity (deficit)
  December 31, 1999                    12,370,808      87,477,847     (86,155,419)          32,757          (8,189)       1,314,239

Proceeds from sale of
  Common Stock                          2,650,000         583,000              --               --              --          583,000

Net loss for the year ended
  December 31, 2000                            --              --         (76,055)              --              --          (76,055)
                                     ------------    ------------    ------------     ------------    ------------     ------------

Stockholders' equity (deficit)
  December 31, 2000                    15,020,808     $88,060,847    $(86,231,474)          32,757         $(8,189)      $1,821,184
                                     ============    ============    ============     ============    ============     ============

See accompanying notes to Consolidated Financial Statements.

                    B.H.I.T. INC. Formerly
                 BANYAN HOTEL INVESTMENT FUND

            Consolidated Statements of Cash Flows

                                                            Years ended December 31,
                                                          ---------------------------
                                                             2000             1999
                                                          -----------     -----------
Operating Activities:
  Net Loss                                                   $(76,055)      $(179,039)
  Adjustments to reconcile net loss to net cash flows
    used in operating activities:
      Equity in net (income) or loss of unconsolidated
        Joint Venture                                        (141,295)        (10,221)
      Loss on sale of 50% interest in Joint Venture            56,799              --
      Gain on sale of interest in Partners Liquidating
        Trust                                                 (47,759)             --
     Net change in:
        Interest receivable on mortgages                        1,416          (1,019)
        Prepaid insurance                                       1,490            (650)
        Other assets                                               --           4,437
        Accounts payable and accrued expenses                  (8,840)         (2,415)
                                                          -----------     -----------
          Net cash used in operating actitivies              (214,244)       (188,907)
                                                          -----------     -----------

Investing Activities:
  Principal collections on mortgage loans                      25,000         106,189
  Proceeds from sale of interest in Partners
    Liquidating Trust                                          47,759              --
  Proceeds from sale of interest in Joint Venture           1,000,000              --
                                                          -----------     -----------
          Cash provided by investing activities             1,072,759         106,189
                                                          -----------     -----------

Financing Activities:
  Proceeds from sale of 2,650,000 shares of
    Common Stock                                              583,000              --
                                                          -----------     -----------

Net increase (decrease) in cash and cash equivalents        1,441,515         (82,718)

Cash and cash equivalents at beginning of period              110,992         193,710
                                                          -----------     -----------
Cash and cash equivalents at end of period                 $1,552,507        $110,992
                                                          ===========     ===========

See accompanying notes to Consolidated Financial Statements.

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2000 and 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      B.H.I.T. Inc., formerly Banyan Hotel Investment Fund (the "Company") was organized under the laws of the State of Massachusetts, pursuant to a declaration of Trust filed March 19, 1985, and subsequently reorganized as a Delaware Corporation on March 13, 1987. The Company's purpose is to invest in mortgage loans.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which are inactive. All intercompany balances and transactions have been eliminated.

      The Company accounted for its investment in a joint venture using the equity method, as the Company does not have control over the operations of the joint venture.

      The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

      In July 1999, Harvey Polly ("Polly"), Chairman of the Company, entered into an agreement for the sale of his stock in the Company.

      In September 2000, this transaction was closed, after the necessary approval of stockholders was received at the Company's Annual Meeting. In connection with this transaction, Polly acquired 2,650,000 shares of the Company's stock under his original agreement with the Company dated August 4, 1994. The Company received $583,000 for these shares. Polly then sold 5,370,563 shares, constituting his entire holdings, to Arrowhead Holdings Corporation ("Arrowhead"), the nominee of Vesper Corporation. At the same time, Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Polly and his wife, sold 500,000 shares of the Company to Arrowhead Holdings Corporation. Upon closing of this transaction, Arrowhead held 5,870,563 shares of the Company or 39% of the outstanding shares of the Company.

      As required by the Stock Purchase Agreement with Arrowhead, Polly purchased B.H.I.T.'s 50% interest in Metro Franchising Commissary, LLC for $1,000,000. The Company recognized a loss on the sale of $56,799, which is included in the accompanying statement of operations.

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     Years Ended December 31, 2000 and 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Income Taxes

      Prior to 1995, the Company was treated as a Real Estate Investment Trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Company was required to distribute at least 95% of its taxable income to stockholders and meet asset and income tests as well as certain other requirements. During 1995, the Company elected to discontinue its "REIT" status effective for the year ended December 31, 1995. As a result of this election, the Company is being taxed as a C-Corp for federal and state tax purposes and could be subject to a corporate level federal and state tax.

      The deferred tax assets and liabilities of the Company are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that would be in effect when the differences are expected to reverse.

      Loss Per Share

      For 2000 and 1999, basic and diluted loss per share was calculated using 13,078,599 weighted average shares for 2000 and 12,338,051 weighted average shares for 1999 which were the amounts outstanding each year. There were no dilutive securities outstanding for the years ended December 31, 2000 and 1999.

      Cash and Cash Equivalents

      The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      Revenue Recognition

      Interest income from mortgages receivable is recorded on an accrual basis.

      Segment Information

      The Company's current operations primarily relate to servicing its mortgage loans. Management allocates its resources to service its mortgage and cash equivalent investments and seeking profitable investments for its available funds.

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     Years Ended December 31, 2000 and 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Impact of Recently Issued Accounting Standards

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 137, amending Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, which extended the required date of adoption to fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of this statement will have any effect on its results of operations or financial position.

NOTE 2. MORTGAGE LOANS RECEIVABLE

      On February 29, 1996, the Company made a first mortgage loan in the approximate amount of $106,000, which is secured by an industrial property in Lake Worth, Florida. The property securing the mortgage is controlled by Polly, who has personally guaranteed the mortgage. The loan calls for 10% interest per annum payable monthly, with a balloon payment of principal after five years. This loan was paid in full on March 1, 1999.

      On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and requires monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, this loan was paid down by $700,000 and the residential property was released from the lien. In June 2000, the loan was paid down by an additional $25,000. The remaining mortgage in the amount of $275,000 is now due on March 1, 2001. A summarized balance sheet and statement of income and expenses are as follows for RGS Inc., the entity that holds the collateralized property on the remaining mortgage loan as of December 31, 2000 and 1999:

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     Years Ended December 31, 2000 and 1999

NOTE 2. MORTGAGE LOANS RECEIVABLE (continued)

                                    RGS INC.
                                 Balance Sheets

                                                           December 31,
                                                        2000          1999
                                                    -----------     -----------
Assets
  Real Estate                                          $503,587        $503,587
  Accumulated depreciation                             (117,115)       (108,942)
                                                    -----------     -----------
     Total Assets                                      $386,472        $394,645
                                                    ===========     ===========

Liabilities and Stockholders' Equity
  Mortgage notes payable                               $275,000        $300,000
                                                    -----------     -----------
     Total liabilities                                  275,000         300,000

  Stockholders' Equity                                  111,472          94,645
                                                    -----------     -----------
     Total Liabilities and Stockholders' Equity        $386,472        $394,645
                                                    ===========     ===========

                            Income Statements
                                                    For the twelve months ended
                                                            December 31,
                                                       2000            1999
                                                    -----------     -----------

Income:
  Rental income                                         $41,720         $41,720
  Other income                                           16,149          13,193
                                                    -----------     -----------
                                                         57,869          54,913

Expenses:
  Operating expenses                                     16,544          14,009
  Other expenses                                         42,922          44,172
                                                    -----------     -----------
Net Loss                                                $(1,597)        $(3,268)
                                                    ===========     ===========

2849 East Ledbetter Drive is located in Dallas, Texas and is net leased to a single retail tenant. The lease is due to expire January 31, 2005.

As of December 31, 2000 the Company's mortgage note receivable has an estimated fair value which approximates its carrying value. The fair value is determined by calculating the present value of the future principal and interest payments at a market discount rate and review of the underlying collateral.

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     Years Ended December 31, 2000 and 1999

NOTE 3. INVESTMENT IN JOINT VENTURE

      On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), for a 50% interest in the Venture.

      In September 2000, in connection with the Arrowhead transaction discussed above, the Company sold its interest in the Venture to Polly for $1,000,000 and recognized a loss of $56,799.

      A summarized statement of operations of the Venture for the nine month period ended September 30, 2000 and the year ended December 31, 1999 is as follows:

                                    For the Nine Month
                                       Period Ended        For the Year Ended
                                     September 30, 2000    December 31, 1999
      Revenues:
         Net sales and royalties        $1,162,457              $305,421
         Interest income                     1,318               328,223
                                        ----------            ----------
                                         1,163,775               633,644
      Expenses:
         Total expenses                  1,022,480               623,423
                                        ----------            ----------
      Net Income                          $141,295               $10,221
                                        ==========            ==========

      Net Income allocated
       to the Company                     $141,295               $10,221
                                        ==========            ==========

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

      Franchises were purchased from an affiliate, at cost, and are being amortized as follows for the retail locations and baking facility, respectively: (i) over the life of the respective retail locations (ten years), beginning when each retail location opens for business, and (ii) over ten years, commencing in December 1998, the date when the first retail location opened for business.

                             B.H.I.T. INC. Formerly
                          BANYAN HOTEL INVESTMENT FUND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     Years Ended December 31, 2000 and 1999

NOTE 4. TRANSACTIONS WITH AFFILIATES

      During 2000 and 1999, the Company reimbursed an affiliated company $23,080 and $21,794 for health insurance premiums paid on behalf of the Company. Included in this reimbursement were $8,003 and $7,146, which were prepaid as of December 31, 2000 and 1999, respectively. As noted in Note 2, the Company made a first mortgage loan for $106,000 for a property controlled by Polly. That loan was repaid on March 1, 1999.

NOTE 5. OTHER INVESTMENTS

      As of December 31, 2000 and 1999, the Company owned a 50% limited partnership interest in the Santa Barbara Biltmore Hotel. The fair value of the interest at December 31, 2000 and 1999 was $0.

NOTE 6. LEASE COMMITMENTS

      The Company leases its office space. Future minimum annual rental commitments as of December 31, 2000 applicable to their office space is as follows: for the year ending December 31, 2001 - $13,608.

      Rental expense for the year ended December 31, 2000 and 1999 was $17,703 and $17,088, respectively.

NOTE 7. INCOME TAXES

      As of December 31, 2000, the Company had a net operating loss carry forward of $75,626,486 which expires beginning in 2005. The utilization of the net operating losses may be subject to any applicable limitations contained in the Internal Revenue Code.

      A summary of the components of deferred taxes is as follows:

                                                    2000             1999
                                                ------------     ------------
            Deferred Tax Asset- Non Current     $ 30,242,989     $ 30,220,173
            Net Operating Loss Carry Forward     (30,242,989)     (30,220,173)
                                                ------------     ------------

            Valuation Allowance                 $         -0-    $         -0-
                                                ============     ============