Form 10QSB
period 2001-03-31
BHIT INC
filed 2001-05-14
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to

                          COMMISSION FILE NUMBER 1-9043


                                  B.H.I.T. INC.
--------------------------------------------------------------------------------
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

                 (212) 736-7880
Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO ( ).

Shares of Common Stock Outstanding as of May 9, 2001: 14,988,051
Transitional Small Business Disclosure Format Yes ( ) No (X).

                                  B.H.I.T. INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


INDEX                                                                      PAGE

                          PART I FINANCIAL INFORMATION

ITEM 1.    Financial Statements

             Consolidated Balance Sheets as of March 31, 2001
             (unaudited) and December 31, 2000.............................  3

             Consolidated Statements of Operations for the
             three months ended March 31, 2001 and 2000 (unaudited)........  4

             Consolidated Statement of Stockholders' Equity for the
             three months ended March 31, 2001 (unaudited).................  5

             Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited).....................  6

             Notes to Consolidated Financial Statements (unaudited)........ 7-8

ITEM 2.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations............................ 9-11


                            PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................  12

ITEM 6.    Exhibits and Reports on Form 8-K................................  12

     SIGNATURES............................................................  13

                                  B.H.I.T. INC.

                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

Item 1.  Financial Statements

                                                              MARCH 31, 2001   DEC. 31, 2000
                                                               ------------    ------------
                                                               (UNAUDITED)
                     ASSETS

Cash and cash equivalents                                      $  1,531,243    $  1,552,507
Interest receivable on mortgage loan and
  miscellaneous receivables                                           6,783           2,750
Mortgage loans receivable                                           275,000         275,000
Prepaid insurance                                                     6,621          14,753
Other assets                                                          3,198           3,198
                                                               ------------    ------------

             Total Assets                                      $  1,822,845    $  1,848,208
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                          $     18,424    $     27,024

STOCKHOLDERS' EQUITY

    Shares of Common Stock, $0.01 par value,
    20,000,000 shares authorized, 15,020,808 shares issued       88,060,847      88,060,847

    Accumulated deficit                                         (86,248,237)    (86,231,474)

    Less 32,757 shares of common stock in treasury - at cost         (8,189)         (8,189)
                                                               ------------    ------------

        Total Stockholders' Equity                                1,804,421       1,821,184
                                                               ------------    ------------

        Total Liabilities and Stockholders' Equity             $  1,822,845    $  1,848,208
                                                               ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                              2001        2000
                                                            --------    --------
REVENUE

      Interest income on cash and cash equivalents          $ 20,372    $    902
      Interest income on mortgage receivables                  8,250       9,000
                                                            --------    --------

          Total revenue                                       28,622       9,902

EXPENSES

      General and administrative                              45,385      47,935
                                                            --------    --------

          Loss from operations                               (16,763)    (38,033)

Equity in net income of unconsolidated Joint Venture            --        15,003
                                                            --------    --------

          Net Loss                                          $(16,763)   $(23,030)
                                                            ========    ========

Basic and diluted net loss per share of Common Stock
  (based on weighted average number of shares outstanding
  of 14,988,051 in 2001 and 12,338,051 in 2000)             $  (.001)   $  (.002)
                                                            ========    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                        COMMON STOCK
                                 ---------------------------                         TREASURY STOCK
                                    SHARES                     ACCUMULATED     ---------------------------
                                    ISSUED         AMOUNT        DEFICIT          SHARES         AMOUNT          TOTAL
                                 ------------   ------------   ------------    ------------   ------------    ------------
Stockholders' equity (deficit)
  December 31, 2000                15,020,808   $ 88,060,847   $(86,231,474)         32,757   $     (8,189)   $  1,821,184

Net loss                                 --             --          (16,763)           --             --           (16,763)
                                 ------------   ------------   ------------    ------------   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  March 31, 2001                   15,020,808   $ 88,060,847   $(86,248,237)         32,757   $     (8,189)   $  1,804,421
                                 ============   ============   ============    ============   ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                               2001           2000
                                                            -----------    -----------
Operating Activities:

     Net Loss                                               $   (16,763)   $   (23,030)

     Adjustments to reconcile net loss to net cash flows used in operating activities:

     Equity in net income of unconsolidated Joint Venture          --          (15,003)

     Net change in:
        Interest receivable                                      (4,033)           961
        Prepaid insurance                                         8,132          7,961
        Accounts payable and accrued expenses                    (8,600)       (29,620)
                                                            -----------    -----------

          Net cash used in operating actitivies                 (21,264)       (58,731)

Cash and cash equivalents at beginning of period              1,552,507        110,992
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 1,531,243    $    52,261
                                                            ===========    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

B.H.I.T. Inc., formerly Banyan Hotel Investment Fund (the "Company") was organized under the laws of the State of Massachusetts, pursuant to a declaration of Trust filed March 19, 1985, and subsequently reorganized as a Delaware Corporation on March 13, 1987. The Company's purpose is to invest in mortgage loans.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three-months ended March 31, 2001, and March 31, 2000.

Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current year.

The financial information included herein for the quarter ended March 31, 2001 and March 31, 2000 is unaudited.

Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the annual audited financial statements included in the Company's latest annual report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. MORTGAGE LOANS RECEIVABLES

On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and requires monthly payments of interest only. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. In June 2000, the loan was paid down by an additional $25,000 leaving the Company with an outstanding loan balance of $275,000. The mortgage loan balance is now due on June 1, 2001.

                                  B.H.I.T. INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (continued)

As of March 31, 2001, the carrying value of the above mortgage loan approximated its fair value.

NOTE 3. INVESTMENT IN JOINT VENTURE

On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the "Venture"), representing a 50% interest. In September 2000, in connection with the Arrowhead transaction, discussed below, the Company sold its interest in the Venture to Harvey Polly ("Polly") for $1,000,000 and recognized a loss of $56,799. The operation of the Venture resulted in a net profit of $15,003 for the three months ended March 31, 2000. This total net profit was allocated to the Company per the terms of the Venture Agreement.

NOTE 4. INVESTMENT IN LIQUIDATING TRUST

The Company owned an interest in a liquidating Trust which was received as final settlement of guarantees of VMS Realty Partners of loans made by the Company in prior years. No funds were received by the Company from the Trust since 1997. In September 2000, the Company accepted an offer of $47,759 for its 0.16% interest in the Trust, and sold its interest. As a result, the Company recognized a gain on the sale of $47,759, which was reflected in the September 30, 2000 financial statements.

                                  B.H.I.T. INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Registrant, B.H.I.T. Inc. was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987, at which time the Company's name was changed to VMS Hotel Investment Fund. The Company changed its name to Banyan Hotel Investment Fund in 1991. In 1998, the Company changed its name to B.H.I.T. Inc. in accordance with terms of a February 15, 1995 agreement (see below).
On January 13, 1986, the Company received $98,482,751 from a public offering.

BUSINESS OPERATIONS

         The Company was established to invest in mortgage loans, principally to entities affiliated with VMS Realty Partners which were collateralized by hotel and resort properties. Mortgage loans made by the Company were for initial terms of three, five or seven years.

         As a result of severe losses, the Board of Directors, on January 28, 1992, authorized the preparation of a formal plan of liquidation which was subsequently adopted on April 7, 1992. This liquidation never took place and, after additional losses, the Board of Directors, by unanimous written consent dated June 15, 1994, authorized the Company to execute and deliver a non-binding letter of intent with Polly.

         On August 3, 1994, the Company signed an agreement with Polly, providing, among other things, that he make a cash offer to purchase 100% of the shares of common stock of the Company for $.35 per share. This offer, which commenced on December 28, 1994, concluded on January 26, 1995, resulted in the tender to Polly of 1,288,217 shares of common stock, or 12.5% of the Company's then outstanding shares of common stock, for $.35 per share. The terms of the agreement required Polly to purchase from the Company a number of shares sufficient to allow him to own, by virtue of the combination of the tender offer and the share purchase, not less than 3,335,000 and not more than 40% of the shares of common stock after giving effect to the shares issued in connection with the purchase on February 15, 1995. Polly purchased 2,047,766 newly issued shares of common stock of the Company for a cash price of $0.22 per share. Upon the acquisition of these shares from the Company, Polly was the beneficial owner of 3,335,983 shares or approximately 27% of the Company's outstanding voting shares of common stock.

         In July 1999, Polly, then the President and Chief Executive Officer of the Company, entered into an agreement to sell his stock in the Company to Vesper Corporation or its nominee.

                                  B.H.I.T. INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

BUSINESS OPERATIONS (continued)

         In September 2000, the stock sale was completed. In connection with this transaction, Polly exercised his option to acquire 2,650,000 additional shares of the Company's stock. The Company received $583,000 for these shares. Polly then sold 5,370,563 shares, constituting his entire holdings, to Arrowhead Holdings Corporation ("Arrowhead"), the nominee of Vesper Corporation. At the same time, Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Polly and his wife, sold 500,000 shares of the Company to Arrowhead. Upon closing of this transaction, Arrowhead held 5,870,563 shares of the Company or 39% of the outstanding shares of the Company.

         As required by the Stock Purchase Agreement with Arrowhead, Polly purchased B.H.I.T.'s 50% interest in Metro Franchising Commissary, LLC for $1,000,000. The Company recognized a loss on the sale of $56,799 in September 2000.

         Upon completion of the stock sale discussed above, Leo Yarfitz and Willis Ryckman resigned their position as Directors, and were replaced by James Benenson, Jr., and James A. Lash, designees of Arrowhead Holdings Corporation.

         The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

RESULTS OF OPERATIONS

         Total revenue for the quarter ended March 31, 2001 and 2000 was $28,622 and $9,902 respectively. The increase in total revenue between 2001 and 2000 is the result of an increase in interest earned on cash equivalents received from the sale of the Venture interest and the sale of additional capital stock.

         During the quarter ended March 2001, the Company had no income from the Venture, due to its sale, as compared to income of $15,003 for the same period in 2000.

         Total expenses for the quarter ended March 31, 2001 compared to 2000 decreased by $2,550 due to the reduction in audit fees partially offset by increases in various general and administrative expenses.

         The net loss for the quarter ended March 31, 2001 was $16,763 ($.001 per share) and for the same period in 2000 was $23,030 ($.002 per share).

                                 B.H.I.T. INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short term investments. The Company's cash and cash equivalents balance at March 31, 2001 and December 31, 2000 was $1,531,243 and $1,552,507 respectively. The decrease in cash and cash equivalents is primarily the result of the Company's net loss.

         At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

         During 1997, the Company invested $1,000,000 in a mortgage loan. The loan yields 12% and was for a term of 7-1/3 months, payable on April 1, 1998. The due date has been extended by mutual consent on numerous occasions for periods of 90 days and is now due on June 1, 2001. In April, 1998, the amount of the loan was paid down by $700,000 and in June, 2000 an additional $25,000 was paid on the loan, resulting in a balance of $275,000 at March 31, 2001.

      During 1998, the Company invested $1,005,000 in a venture whose business is to open and operate Dunkin' Donuts Quick Service Restaurant locations in Exxon Service Stations in the New York, New Jersey and Connecticut areas. In September 2000, the Venture was sold to Polly for $1,000,000 in connection with the Arrowhead transaction.

                                  B.H.I.T. INC.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The Registrant is not aware of any material legal proceedings to which the Company is a party or to which any of its property is subject.

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


B.H.I.T. Inc.


By: /s/ HARVEY POLLY
    ----------------------------------------
    Harvey Polly                                               Date: May 9, 2001
    Chairman of the Board


By: /s/ MORTON I. KALB
    ----------------------------------------
    Morton I. Kalb                                             Date: May 9, 2001
    Vice-President, Director and
    Chief Financial Officer