Form 10QSB
period 2001-06-30
BHIT INC
filed 2001-08-13
CIK 764897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes |X| NO |_|.

Shares of Common Stock Outstanding as of August 2, 2001: 14,988,051

Transitional Small Business Disclosure Format Yes |_| No |X|.

                                  B.H.I.T. INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

INDEX                                                                  PAGE

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2001
(unaudited) and December 31, 2000 ....................................   3

Consolidated Statements of Operations for the
three months ended June 30, 2001 and 2000 (unaudited) ................   4

Consolidated Statements of Operations for the
six months ended June 30, 2001 and 2000 (unaudited) ..................   5

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 2001 (unaudited) ...........................   6

Consolidated Statements of Cash Flows for the
six months ended June 30, 2001 and 2000 (unaudited) ..................   7

Notes to Consolidated Financial Statements (unaudited) ...............  8-9

ITEM 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations .................................  10-12

                            PART II OTHER INFORMATION

ITEM 1. Legal Proceedings ............................................  13

ITEM 6. Exhibits and Reports on Form 8-K .............................  13

SIGNATURES ...........................................................  14

                                  B.H.I.T. INC.

                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                  JUNE 30, 2001      Dec. 31, 2000
                                                                  -------------      -------------
                                                                   (UNAUDITED)
                         ASSETS
Cash and cash equivalents                                          $  1,496,241       $  1,552,507
Interest receivable on mortgage loan and
  miscellaneous receivables                                               5,928              2,750
Mortgage loans receivable                                               275,000            275,000
Prepaid insurance                                                        11,133             14,753
Other assets                                                              3,198              3,198
                                                                   ------------       ------------

             Total Assets                                          $  1,791,500       $  1,848,208
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              $     15,904       $     27,024

STOCKHOLDERS' EQUITY

     Shares of Common Stock, $0.01 par value,
     20,000,000 shares authorized, 15,020,808 shares issued          88,060,847         88,060,847

     Accumulated deficit                                            (86,277,062)       (86,231,474)

     Less 32,757 shares of common stock in treasury - at cost            (8,189)            (8,189)
                                                                   ------------       ------------

         Total Stockholders' Equity                                   1,775,596          1,821,184
                                                                   ------------       ------------

         Total Liabilities and Stockholders' Equity                $  1,791,500       $  1,848,208
                                                                   ============       ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       2001           2000
                                                                                     --------       --------
REVENUE
       Interest income on cash and cash equivalents                                  $ 15,742       $    216
       Interest income on mortgage receivables                                          8,250          9,000
                                                                                     --------       --------

            Total revenue                                                              23,992          9,216

EXPENSES

       General and administrative                                                      52,817         55,790
                                                                                     --------       --------

            Loss from operations                                                      (28,825)       (46,574)

Equity in net income of unconsolidated Joint Venture                                       --         30,870
                                                                                     --------       --------

            Net Loss                                                                 $(28,825)      $(15,704)
                                                                                     ========       ========

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding
  of 14,988,051 in 2001 and 12,338,051 in 2000)                                      $  (.002)      $  (.001)
                                                                                     ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                        2001            2000
                                                                                     --------       ---------
REVENUE
       Interest income on cash and cash equivalents                                  $ 36,114       $   1,118
       Interest income on mortgage receivables                                         16,500          18,000
                                                                                     --------       ---------

            Total revenue                                                              52,614          19,118

EXPENSES

       General and administrative                                                      98,202         103,725
                                                                                     --------       ---------

            Loss from operations                                                      (45,588)        (84,607)

Equity in net income of unconsolidated Joint Venture                                       --          45,873
                                                                                     --------       ---------

            Net Loss                                                                 $(45,588)      $ (38,734)
                                                                                     ========       =========

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding
  of 14,988,051 in 2001 and 12,338,051 in 2000)                                      $  (.003)      $   (.003)
                                                                                     ========       =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                           COMMON STOCK
                                    ---------------------------                           TREASURY STOCK
                                      SHARES                         ACCUMULATED        -------------------
                                      ISSUED          AMOUNT           DEFICIT          SHARES       AMOUNT          TOTAL
                                    ----------      -----------      ------------       ------      -------       -----------
Stockholders' equity (deficit)
  December 31, 2000                 15,020,808      $88,060,847      $(86,231,474)      32,757      $(8,189)      $ 1,821,184

Net loss                                    --               --           (45,588)          --           --           (45,588)
                                    ----------      -----------      ------------       ------      -------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  JUNE 30, 2001                     15,020,808      $88,060,847      $(86,277,062)      32,757      $(8,189)      $ 1,775,596
                                    ==========      ===========      ============       ======      =======       ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                     2001            2000
                                                                                 -----------       ---------
OPERATING ACTIVITIES:
      Net Loss                                                                   $   (45,588)      $ (38,734)

      Adjustments to reconcile net loss to net cash flows used in operating activities:

      Equity in net income of unconsolidated Joint Venture                                --         (45,873)

      Net change in:
         Interest receivable                                                          (3,178)          1,162
         Prepaid insurance                                                             3,620           4,502
         Accounts payable and accrued expenses                                       (11,120)        (30,054)
                                                                                 -----------       ---------

            Net cash used in operating actitivies                                    (56,266)       (108,997)
                                                                                 -----------       ---------

INVESTING ACTIVITIES:

      Principal collections on mortgage loans                                             --          25,000

      Sale of mortgage interest                                                           --          41,250
                                                                                 -----------       ---------

            Net cash provided by investing activities                                     --          66,250
                                                                                 -----------       ---------

Net decrease in cash and cash equivalents                                            (56,266)        (42,747)

Cash and cash equivalents at beginning of period                                   1,552,507         110,992
                                                                                 -----------       ---------

Cash and cash equivalents at end of period                                       $ 1,496,241       $  68,245
                                                                                 ===========       =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  B.H.I.T. INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

B.H.I.T. Inc., formerly Banyan Hotel Investment Fund (the "Company"), was organized under the laws of the State of Massachusetts, pursuant to a declaration of Trust filed March 19, 1985, and subsequently reorganized as a Delaware Corporation on March 13, 1987. The Company's purpose is to invest in mortgage loans.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three months and six months ended June 30, 2001, and June 30, 2000.

Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current year.

The financial information included herein for the quarter and six months ended June 30, 2001 and June 30, 2000 is unaudited.

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

NOTE 2. MORTGAGE LOANS RECEIVABLES

On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000 which was secured by one commercial and one residential property located in the Dallas, Texas area. The loan bears interest at the rate of 12% and requires monthly interest payments. The principal payment has been extended and is now due on September 1, 2001. The loan was originally due on April 1, 1998. The principals of the corporate owners of both properties have personally guaranteed the loan. In April 1998, this loan was paid down by $700,000 to $300,000 and the residential property was released from the lien. In June 2000, the loan was paid down by an additional $25,000 leaving the Company with an outstanding loan balance of $275,000.

                                  B.H.I.T. INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (continued)

NOTE 2. MORTGAGE LOANS RECEIVABLES (continued)

As of June 30, 2001, the carrying value of the above mortgage loan approximated its fair value.

NOTE 3. INVESTMENT IN JOINT VENTURE

On May 28, 1998, the Company made an investment of $1,005,000, representing a 50% interest, in Metro Franchising Commissary, LLC (the "Venture"). In September 2000, in connection with the Arrowhead transaction, discussed below, the Company sold its interest in the Venture to Harvey Polly ("Polly") for $1,000,000 and recognized a loss of $56,799. The operation of the Venture resulted in a net profit of $45,873 for the six months ended June 30, 2000. Net profit was allocated to the Company per the terms of the Venture Agreement.

NOTE 4. INVESTMENT IN LIQUIDATING TRUST

The Company owned an interest in a liquidating Trust which was received as final settlement of guarantees by VMS Realty Partners for loans made by the Company in prior years. No payments had been received by the Company from the Trust since 1997. In September 2000, the Company accepted an offer of $47,759 for its 0.16% interest in the Trust, and sold its interest. As a result, the Company recognized a gain on the sale of $47,759, which was reflected in the quarter ended September 30, 2000 financial statements.

                                  B.H.I.T. INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATIONS

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

                                  B.H.I.T. INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATIONS

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

      Upon completion of the stock sale, discussed above, Leo Yarfitz and Willis Ryckman resigned their position as Directors, and were replaced by James Benenson, Jr., and James A. Lash, designees of Arrowhead.

      The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

RESULTS OF OPERATIONS

      Revenue for the three months ended and six months ended June 30, 2001, compared to the same periods in 2000, increased by $14,776 and $33,496, respectively. The increase is the result of an increase in interest earned on cash received from the sale of the Venture interest and the sale of additional capital stock.

      During the quarter ended June 2001, the Company had no income from the Venture, due to its sale, as compared to income of $30,870 for the same period in 2000.

      Total expenses for the three months ended and six months ended June 30, 2001, compared to the same period in 2000, decreased by $2,973 and $5,523, respectively. The decrease was due to the reduction in audit fees partially offset by increases in various general and administrative expenses.

      The net loss for the quarter ended June 30, 2001 was $28,825 ($.002 per share) and for the same period in 2000 was $15,704 ($.001 per share).

                                  B.H.I.T. INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATIONS

(continued)

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short term investments. The Company's cash and cash equivalents balance at June 30, 2001 and December 31, 2000 was $1,496,241 and $1,552,507 respectively. The decrease in cash and cash equivalents is primarily the result of the Company's net loss for the six months ended June 30, 2001.

      At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

      During 1997, the Company invested $1,000,000 in a mortgage loan. The loan yields 12% and was for a term of 7-1/3 months, payable on April 1, 1998. The due date has been extended by mutual consent on numerous occasions for periods of 90 days and is now due on September 1, 2001. In April 1998, the amount of the loan was paid down by $700,000 and in June 2000 an additional $25,000 was paid on the loan, resulting in a balance of $275,000 at June 30, 2001.

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

      NONE

(b) REPORTS ON FORM 8-K

      NONE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.H.I.T. Inc.


By:           /s/ Harvey Polly
    --------------------------------------
    Harvey Polly                                            Date: August 7, 2001
    Chairman of the Board


By:          /s/ Morton I. Kalb
    --------------------------------------
    Morton I. Kalb                                          Date: August 7, 2001
    Vice-President, Director and
    Chief Financial Officer