Form 10QSB
period 2001-09-30
BHIT INC
filed 2001-11-14
CIK 764897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the transition period from          to

                          COMMISSION FILE NUMBER 1-9043


                                  B.H.I.T. INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


    DELAWARE                                              36-3361229
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

6950 SOUTH EDGERTON ROAD, BRECKSVILLE, OHIO                  44141
(Address of principal executive offices)                  (Zip Code)

              (440) 838-4700
Registrant's telephone number, including area code

875 AVENUE OF THE AMERICAS, SUITE 1808, NEW YORK, N.Y.  10001
(Former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  NO ( ).

Shares of Common Stock Outstanding as of November 13, 2001: 14,988,051

Transitional Small Business Disclosure Format Yes ( )   No (X).

                                  B.H.I.T. INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


INDEX                                                                                      PAGE
-----                      PART I FINANCIAL INFORMATION                                   ------

ITEM 1.    Financial Statements

Consolidated Balance Sheets as of September 30, 2001
(unaudited) and December 31, 2000........................................................    3

Consolidated Statements of Operations for the
three months ended September 30, 2001 and 2000 (unaudited)...............................    4

Consolidated Statements of Operations for the
nine months ended September 30, 2001 and 2000 (unaudited)................................    5

Consolidated Statement of Stockholders' Equity for the
nine months ended September 30, 2001 (unaudited).........................................    6

Consolidated Statements of Cash Flows for the
nine months ended September 30, 2001 and 2000 (unaudited)................................    7

Notes to Consolidated Financial Statements (unaudited)...................................    8-9

ITEM 2.    Management's Discussion and Analysis or Plan of Operations....................    10-12


                            PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings.............................................................    13

ITEM 6.    Exhibits and Reports on Form 8-K..............................................    13

SIGNATURES...............................................................................    14

                                 B.H.I.T. INC.
                         PART I - FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS


ITEM 1.  FINANCIAL STATEMENTS

                                                                                   SEPT. 30, 2001        Dec. 31, 2000
                                                                                   --------------        -------------
                                                                                     (UNAUDITED)
                            ASSETS

Cash and cash equivalents                                                               $1,471,704           $1,552,507
Interest receivable on mortgage loan and
  miscellaneous receivables                                                                  2,750                2,750
Mortgage loans receivable                                                                  275,000              275,000
Prepaid insurance                                                                            2,221               14,753
Other assets                                                                                 3,198                3,198
                                                                                       -----------          -----------
            Total Assets                                                                $1,754,873           $1,848,208
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                      $17,670              $27,024

STOCKHOLDERS' EQUITY

     Shares of Common Stock, $0.01 par value,
     20,000,000 shares authorized, 15,020,808 shares issued                             88,060,847           88,060,847

     Accumulated deficit                                                               (86,315,455)         (86,231,474)

     Less 32,757 shares of common stock in treasury - at cost                               (8,189)              (8,189)
                                                                                       -----------          -----------
        Total Stockholders' Equity                                                       1,737,203            1,821,184
                                                                                       -----------          -----------
        Total Liabilities and Stockholders' Equity                                      $1,754,873           $1,848,208
                                                                                       ===========          ===========


          See accompanying notes to Consolidated Financial Statements.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                         2001                     2000
                                                                                     -----------               -----------
REVENUE
      Interest income on cash and cash equivalents                                     $  11,384                $     301
      Interest income on mortgage receivables                                              8,250                    7,012
                                                                                       ---------                ---------
           Total revenue                                                                  19,634                    7,313
                                                                                       ---------                ---------

EXPENSES
      General and administrative                                                          58,028                   93,250
                                                                                       ---------                ---------
           Loss from Operations                                                          (38,394)                 (85,937)
                                                                                       ---------                ---------
      Equity in net income of Unconsolidated Joint Venture                                     -                   95,422
      Gain on sale of interest in Partners Liquidating Trust                                   -                   47,759
      Loss on sale of 50% interest in Joint Venture                                            -                  (56,799)
                                                                                       ---------                ---------
           Total other income                                                                  -                   86,382
                                                                                       ---------                ---------
           Net (loss) income                                                           $ (38,394)               $     445
                                                                                       =========                =========

      Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2001
        and 15,053,565 in 2000)                                                        $  (0.003)               $   0.000
                                                                                       =========                =========



          See accompanying notes to Consolidated Financial Statements.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                                         2001                     2000
                                                                                     -----------               -----------
REVENUE
      Interest income on cash and cash equivalents                                     $  47,498                $   1,419
      Interest income on mortgage receivables                                             24,750                   25,012
                                                                                       ---------                ---------
           Total revenue                                                                  72,248                   26,431
                                                                                       ---------                ---------
EXPENSES
      General and administrative                                                         156,229                  196,975
                                                                                       ---------                ---------
           Loss from Operations                                                          (83,981)                (170,544)
                                                                                       ---------                ---------
      Equity in net income of Unconsolidated Joint Venture                                     -                  141,295
      Gain on sale of interest in Partners Liquidating Trust                                   -                   47,759
      Loss on sale of 50% interest in Joint Venture                                            -                  (56,799)
                                                                                       ---------                ---------
           Total other income                                                                  -                  132,255
                                                                                       ---------                ---------
           Net Loss                                                                    $ (83,981)               $ (38,289)
                                                                                       =========                =========

      Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2001
        and 15,053,565 in 2000)                                                        $  (0.006)                 $(0.003)
                                                                                       =========                 ========


            See accompanying notes to Consolidated Financial Statements.

                                  B.H.I.T. INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                COMMON STOCK                                  TREASURY STOCK
                                   ----------------------------------                   -----------------------------
                                        SHARES                           ACCUMULATED
                                        ISSUED            AMOUNT           DEFICIT          SHARES          AMOUNT       TOTAL
                                   -----------------  ---------------   --------------  ---------------   -----------  ----------
Stockholders' equity (deficit)
  December 31, 2000                   15,020,808        $88,060,847    $(86,231,474)          32,757       $(8,189)    $1,821,184
Net loss                                      --                 --         (83,981)              --            --        (83,981)
                                      ----------        -----------    ------------          -------       -------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  SEPTEMBER 30, 2001                  15,020,808        $88,060,847    $(86,315,455)          32,757       $(8,189)    $1,737,203
                                      ==========        ===========    ============          =======       =======     ==========


            See accompanying notes to Consolidated Financial Statements.

                                  B.H.I.T. INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                    2001                       2000
                                                                              ------------------        -------------------
OPERATING ACTIVITIES:
    Net Loss                                                                         $  (83,981)                $  (38,289)

    Adjustments to reconcile net loss to net cash flows used in operating activities:

    Equity in net income of Unconsolidated Joint Venture                                      -                   (141,295)
    Gain on sale of interest in Partners Liquidating Trust                                    -                    (47,759)
    Loss on sale of 50% interest in Joint Venture                                             -                     56,799

    Net change in:
         Interest receivable                                                                  -                      1,623
         Prepaid insurance                                                               12,532                      1,555
         Accounts payable and accrued expenses                                           (9,354)                   (27,897)
                                                                                     ----------                 ----------
           Net cash used in operating activities                                        (80,803)                  (195,263)
                                                                                     ----------                 ----------
INVESTING ACTIVITIES:
    Principal collections on mortgage loans                                                   -                     25,000
    Proceeds from sale of interest in Joint Venture                                           -                  1,000,000
    Sale of 15% Participation in mortgage loan                                                -                     41,250
                                                                                     ----------                 ----------
           Net cash provided by investing activities                                          -                  1,066,250
                                                                                     ----------                 ----------

FINANCING ACTIVITIES:
    Proceeds from sale of 2,650,000
         shares of Common Stock                                                               -                    583,000
                                                                                     ----------                 ----------
           Net cash provided by financing activities                                          -                    583,000

                                                                                     ----------                 ----------
Net (decrease) increase in cash and cash equivalents                                    (80,803)                 1,453,987
Cash and cash equivalents at beginning of period                                      1,552,507                    110,992
                                                                                     ----------                 ----------
Cash and cash equivalents at end of period                                           $1,471,704                 $1,564,979
                                                                                     ==========                 ==========

        See accompanying notes to Consolidated Financial Statements.

                                 B.H.I.T. INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

B.H.I.T. Inc., formerly Banyan Hotel Investment Fund (the "Company"), was organized under the laws of the State of Massachusetts, pursuant to a declaration of Trust filed March 19, 1985 and subsequently reorganized as a Delaware Corporation on March 13, 1987, for the purpose of investing in mortgage loans.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three months and nine months ended September 30, 2001 and September 30, 2000.

Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current year. The financial information included herein is unaudited.

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

NOTE 2.  MORTGAGE LOANS RECEIVABLES

On September 30, 2001, the Company holds a note totaling $275,000 secured by a mortgage on commercial property in Dallas, Texas. The loan is due on December 1, 2001. As of September 30, 2001, the carrying value of the above mortgage loan approximated its fair value.

NOTE 3.  INVESTMENT IN JOINT VENTURE

On May 28, 1998, the Company made an investment of $1,005,000, representing a 50% interest, in Metro Franchising Commissary, LLC ("Metro"). In September 2000, as required by the Arrowhead transaction discussed below, the Company sold this interest to Harvey Polly ("Polly") for $1,000,000 and recognized a loss of $56,799. This investment resulted in a net profit to the Company of $141,295 for the nine months ended September 30, 2000.

                                  B.H.I.T. INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (continued)


NOTE 4.  INVESTMENT IN LIQUIDATING TRUST

The Company owned an interest in a liquidating Trust that was received as final settlement of guarantees by VMS Realty Partners for loans made by the Company in prior years. In September 2000, the Company sold its interest in the Trust for $47,759.

                                  B.H.I.T. INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The Registrant, B.H.I.T. Inc., was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987, at which time the Company's name was changed to VMS Hotel Investment Fund. The Company changed its name to Banyan Hotel Investment Fund in 1991. In 1998, the Company changed its name to B.H.I.T. Inc. in accordance with terms of a February 15, 1995 agreement. On January 13, 1986, the Company received $98,482,751 from a public offering.

The Company's principal office located at 875 6th Avenue, Suite 1808, New York, New York 10001 was closed on September 30, 2001 and relocated to 6950 South Edgerton Road, Brecksville, Ohio 44141.

Effective November 1, 2001, Polly and Morton Kalb resigned from the Board of Directors and as Officers of the Company. These resignations were not requested by the Company and not the result of any disagreements.

BUSINESS OPERATIONS

The Company was established to invest in mortgage loans, principally to entities affiliated with VMS Realty Partners, which were collateralized by hotel and resort properties.

After severe losses, the Board of Directors entered into an agreement with Polly, providing, among other things, that he make a cash offer to purchase 100% of the shares of common stock of the Company for $.35 per share. This offer concluded on January 26, 1995 and resulted in the tender to Polly of 1,288,217 shares. The agreement required Polly to purchase unissued shares sufficient to allow him to own not less than 3,335,000 shares and not more than 40% of the total outstanding shares. Upon the acquisition of these shares, Polly was the beneficial owner of approximately 27% of the Company's outstanding stock.

In July 1999, Polly, then the President and Chief Executive Officer of the Company, entered into an agreement to sell his stock in the Company to Vesper Corporation or its nominee.

In September 2000, the stock sale was completed. In connection with this transaction, Polly exercised his option to acquire 2,650,000 additional shares of the Company's stock. The Company received $583,000 for these shares. Polly then sold 5,370,563 shares, constituting his entire holdings, to Arrowhead Holdings Corporation ("Arrowhead"), the nominee of Vesper Corporation. At the same time, a charitable entity controlled by Polly and his wife sold 500,000 shares of the Company to Arrowhead. Upon closing of this transaction, Arrowhead held 5,870,563 shares of the Company or 39% of the outstanding shares of the Company.

                                  B.H.I.T. INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(continued)

The agreement required Polly to purchase the Company's interest in Metro for $1,000,000. The Company recognized a loss on the sale of $56,799 in September 2000.

The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company's business taken as a whole.

RESULTS OF OPERATIONS

Revenue for the three months ended and nine months ended September 30, 2001, compared to the same periods in 2000, increased by $12,321 and $45,817, respectively. The increase is the result of an increase in interest earned on cash received from the sale of the Metro interest and the sale of additional capital stock.

The Company had no income or loss from Metro during the year 2001, due to its sale, as compared to income of $95,422 and $141,295 for the three months and nine months ended September 30, 2000, respectively.

The three and nine month's statements for 2000 also reflect a profit of $47,759 from the sale of the Company's interest in the Partners Liquidating Trust.

Total expenses for the three months and nine months ended September 30, 2001, compared to the same period in 2000, decreased by $35,222 and $40,746, respectively. The decrease was due to the reduction in audit fees partially offset by increases in various general and administrative expenses.

The net loss for the three months ended September 30, 2001 was $38,394 ($.003 per share) compared to the same period in 2000 net income was $445 ($.000 per share). The net loss for the nine months ended September 30, 2001 and 2000 was $83,981 ($.006 per share) and $38,289 ($.003 per share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company's cash and cash equivalents balance at September 30, 2001 and December 31, 2000 was $1,471,704 and $1,552,507 respectively. The decrease in cash and cash equivalents is the result of the Company's net loss for the nine months ended September 30, 2001.

At this time, there are no material commitments for capital expenditures. The Company's cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

                                  B.H.I.T. INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(continued)

During 1997, the Company invested $1,000,000 in a mortgage loan. The loan yields 12% and was for a term of 7-1/3 months, payable on April 1, 1998. The due date has been extended by mutual consent on numerous occasions for periods of 90 days and is now due on December 1, 2001. In April 1998, the amount of the loan was paid down by $700,000. In June 2000 an additional $25,000 was paid on the loan and a 15% interest in the remaining loan of $275,000 was sold to an unrelated company leaving the Company with an outstanding balance of $233,750 at September 30, 2000. During October 2000, the Company repurchased the 15% participation in this mortgage leaving the Company with an outstanding balance of $275,000 at September 30, 2001.

During 1998, the Company invested $1,005,000 in Metro. In September 2000, Metro was sold to Polly for $1,000,000 in connection with the Arrowhead transaction.

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


B.H.I.T. Inc.



By:    /s/ John V. Curci
   --------------------------------------
   John V. Curci                                     Date: November 13, 2001
   Vice-President, Treasurer &
   Chief Financial Officer
   Principal Accounting Officer