Form 10KSB40
period 2001-12-31
BHIT INC
filed 2002-03-28
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-9043
B.H.I.T. Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3361229 (I.R.S. Employer Identification Number)

6950 South Edgerton Road, Brecksville, Ohio (Address of principal executive offices)	44141 (Zip Code)

                (440) 838-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

The Registrant’s Revenue for the preceding twelve months was $91,209. Shares of common stock outstanding as of March 14, 2002: 14,988,051. Aggregate market value of the Registrant’s shares of common stock held by non-affiliates as of such date was approximately $991,674.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 7 of sequentially numbered pages references no exhibits. Transitional Small Business Disclosure Format Yes ( ) No (X).

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

The Registrant, B.H.I.T. Inc. (the “Company”), was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987. The Company changed its name to B.H.I.T. Inc. in 1998. As the result of a public offering that occurred on January 13, 1986, the Company received gross proceeds of $98,482,751, net of volume discounts.

The Company’s principal office located at 875 6th Avenue, Suite 1808, New York, New York 10001 was closed on September 30, 2001, and relocated to 6950 South Edgerton Road, Brecksville, Ohio 44141.

BUSINESS OPERATIONS AND HISTORY

The Company was established to invest in mortgage loans principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties.

After severe losses, the Board of Directors entered into an agreement with Harvey Polly (“Polly”), then President and Chief Executive Officer of the Company, providing, among other things, that he make a cash offer to purchase 100% of the shares of common stock of the Company for $.35 per share. This offer concluded on January 26, 1995 and resulted in the tender to Polly of 1,288,217 shares. The agreement required Polly to purchase unissued shares sufficient to allow him to own not less than 3,335,000 shares, and not more than 40% of the total outstanding shares. Upon the acquisition of these shares, Polly was the beneficial owner of approximately 27% of the Company’s outstanding stock.

In July 1999, Polly entered into an agreement to sell his stock in the Company to Vesper Corporation or its nominee. In September 2000, the stock sale was completed. In connection with this transaction, Polly exercised his option to acquire 2,650,000 additional shares of the Company’s stock. The Company received $583,000 for these shares. Polly then sold 5,370,563 shares, constituting his entire holdings, to Arrowhead Holdings Corporation (“Arrowhead”), the nominee of Vesper Corporation. At the same time, a charitable entity controlled by Polly and his wife sold 500,000 shares of the Company to Arrowhead. Upon closing of this transaction, Arrowhead held 5,870,563 shares of the Company or 39% of the outstanding shares of the Company. Also, the agreement required Polly to purchase the Company’s interest in Metro Franchising Commissary, LLC for $1,000,000. The Company realized a loss on the sale of $56,799 in September 2000.

Upon completion of the stock sale discussed above, Leo Yarfitz and Willis Ryckman resigned their position as Directors, and were replaced by James Benenson, Jr. and James A. Lash, designees of Arrowhead.

The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company’s business taken as a whole.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company’s principal office is located in Brecksville, Ohio. Offices are leased and shared with common employees of an affiliate company.

OTHER PROPERTY

In June 2001, the Company and the Limited Partnership dissolved the BHF Merger Corp. and BNC Santa Barbara Corp. The Company owned a 50% interest in the Limited Partnership. The fair value of these entities at December 31, 2000 and June 2001 was $0.

ITEM 3.    LEGAL PROCEEDINGS

The Registrant is not aware of any material pending legal proceedings as of March 4, 2002, nor were any proceedings terminated during the year ended December 31, 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares of common stock trade on the NASD market (Symbol – VHTI). The range of high and low closing prices per share for each of the quarters in the years ended December 31, 2001 and 2000 is as follows:

		Share Price
Calendar
Quarter		2001	2000

First	High	$0.330	$0.468
Quarter	Low	0.188	0.437
Second	High	0.320	0.468
Quarter	Low	0.219	0.375
Third	High	0.250	0.406
Quarter	Low	0.150	0.281
Fourth	High	0.170	0.350
Quarter	Low	0.090	0.218

The Company’s shares began trading on NASD during the week of October 28, 1996, prior to that time they traded on the American Stock Exchange. The Company has not made distributions nor declared dividends in 2001 and 2000. At December 31, 2001, there were 2,222 record holders of common stock.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at December 31, 2001 and 2000 was $1,471,139 and $1,552,507, respectively. Cash and cash equivalents decreased in 2001 by $81,368, resulting from the net loss of $104,154, offset by a decrease in prepaid insurance of $14,753, increases in various liabilities totaling $10,575, and increases in various other assets totaling $2,542.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

During 1997, the Company invested $1,000,000 in a mortgage. This mortgage yields 12% per annum and requires monthly interest payments. Principal payments made April 1998 and June 2000 were $700,000 and $25,000, respectively. As of December 31, 2001 and 2000, the outstanding mortgage balance was $275,000. The due date has been extended by mutual consent on several occasions. The current due date is April 16, 2002.

LIQUIDITY AND CAPITAL RESOURCES (continued)

During 1998, the Company invested $1,005,000 in a joint venture, Metro Franchising Commissary, LLC, (“Venture”). In September 2000, in connection with the Arrowhead transaction, the interest was sold to Polly for $1,000,000. The sale resulted in a net loss of $56,799.

RESULTS OF OPERATIONS

Total income for the years ended December 31, 2001 and 2000 was $91,209 and $58,018, respectively. The increase of $33,191 in total income during 2001 is the result of interest earned on cash received both from the sale of the Venture and the sale of additional capital stock to Polly during September 2000.

Total expenses for the years ended December 31, 2001 and 2000 were $195,363 and $266,328, respectively. The decrease of $70,965 is the result of various expense reductions, including a reduction in expense associated with the Arrowhead transaction in 2000, totaling $33,300, and a reduction in fees for accounting and legal services of $16,300. In addition, the closing of the New York office and subsequent relocation to a shared office in Ohio resulted in a savings of $24,600. These reductions were partially offset by an increase of $3,200 in various other expenses.

During 2000, net income from the Venture totaled $141,295, the sale of the Venture resulted in a loss of $56,799, and the sale of the Partners Liquidating Trust realized a gain of $47,759.

The net loss for 2001 was $104,154 ($0.007 per share) and for 2000 was $76,055 ($0.006 per share).

ITEM 7.     FINANCIAL STATEMENTS

See the index to Consolidated Financial Statements on Page F-1 of this report for the financial statements of the Company.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2000, the Company’s Board of Directors held a special meeting at which they selected Grant Thornton LLP as Certified Public Accountants, replacing Ernst & Young LLP.

There were no disagreements with Ernst & Young LLP on accounting, financial disclosures or any other matter.

PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are Directors and/or Executive Officers of the Company:

James Benenson, Jr., age 65, serves as Chairman of the Board of Directors since October 1, 2001, and the President and Chief Executive Officer of the Company since September 2000. Mr. Benenson also serves as Director and Chief Executive Officer of Vesper Corporation since 1979, and as the Chairman and Chief Executive Officer of Arrowhead Holdings Corporation since 1983.

James A. Lash, age 57, is a Director of the Company since September 2000. Mr. Lash is also Chairman, since 1976, of Manchester Principal LLC, a venture capital firm.

Harvey Polly, age 73, served as Chairman of the Board of Directors until he resigned effective October 1, 2001. No replacement has been named to the Board.

Morton I. Kalb, age 68, served as a Director, Vice President and Chief Financial Officer of the Company until he resigned effective October 1, 2001. No replacement has been named to the Board.

John V. Curci, age 57, serves as Chief Financial Officer since October 1, 2001, and the Vice President and Treasurer of the Company since September 2000. Mr. Curci is also Vice President, Treasurer and Chief Financial Officer of Vesper Corporation since 1979, and is Vice President, Treasurer and Chief Financial Officer of Arrowhead Holdings Corporation since 1983.

Effective October 1, 2001, Harvey Polly and Morton Kalb resigned from the Board of Directors and as Officers of the Company. These resignations were not requested by the Company and were not the result of any disagreements.

ITEM 10.     EXECUTIVE COMPENSATION

A.     DIRECTOR COMPENSATION

No arrangements currently exist with respect to payments to the Directors for their service on the Company’s Board of Directors, and no fees have been paid during the years 2001 or 2000.

B.     EXECUTIVE COMPENSATION

No salary was paid to the Company’s current or former Chief Executive Officers.

There were no long-term compensation awards, payments or options granted or exercised during the years 2001 and 2000.

B.     EXECUTIVE COMPENSATION (continued)

The following table sets forth information concerning the compensation paid to executive officers of the Company during the years 2001 and 2000:

				Other
	Year	Salary (A)	Bonus	Compensation

Morton I. Kalb
Former Vice President	2001	$41,700	N/A	N/A
and CFO	2000	$55,000	N/A	N/A

Celia Zisfein	2001	$21,450	N/A	N/A
Former Corporate	2000	$28,600	N/A	N/A
Secretary

(A) Mr. Kalb and Ms. Zisfein terminated employment with the Company effective October 1, 2001; no post-employment payments were made to either employee.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 14, 2002, on each shareholder who is known by the Company to own beneficially more than 5% of the shares of its Common Stock. There are no shares beneficially owned by any current director or officer of the Company.

	Name of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Shares of Common Stock	Arrowhead Holdings	5,975,563 shares	39.8%
$.01 Par Value	Corporation
6950 South Edgerton Road
Brecksville, Ohio, 44141

	Directors and Officers (1)	–	–

(1) Mr. Benenson is the Chairman and Chief Executive Officer of Arrowhead and holds the majority of the voting stock in Arrowhead. Mr. Benenson disclaims any beneficial interest in the Common Stock of B.H.I.T. Inc. held by Arrowhead.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended 2001 and 2000, the Company reimbursed an affiliated company $13,809 and $23,080, respectively, for health insurance premiums paid on behalf of the Company. Included in this reimbursement is $8,003, which was prepaid as of December 2000. These premium payments discontinued on October 1, 2001 upon closing of the New York office.

Effective October 1, 2001, the Company’s principal offices relocated to Brecksville, Ohio, and are shared with an affiliate company, Arrowhead Holdings Corporation. Various office expenses are shared with the affiliate, including rent, salaries, benefits, utilities, supplies and similar general and administrative expenses. The Company’s share of expenses in 2001 totaled $11,721.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      None

(b)  REPORTS ON FORM 8-K

      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     B.H.I.T. Inc.

By:	/s/ James Benenson, Jr. Chairman of the Board of Directors, President and Chief Executive Officer	Date:	March 26, 2002

By:	/s/ John V. Curci Vice-President, Treasurer, Chief Financial Officer, and Principal Accounting Officer	Date:	March 26, 2002

B.H.I.T. INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 13 (a) (1) and (2)

Report of Independent Certified Public Accountants	F – 2

Consolidated Balance Sheets as of
December 31, 2001 and 2000	F – 3

Consolidated Statements of Operations
For the Years Ended December 31, 2001 and 2000	F – 4

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2001 and 2000	F – 5

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000	F – 6

Notes to Consolidated Financial Statements	F – 7
to
F – 10

Report of Independent Certified Public Accountants

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying consolidated balance sheets of B.H.I.T. Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.H.I.T. Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cleveland, Ohio
February 28, 2002

B.H.I.T. INC.

Consolidated Balance Sheets

	December 31,

	2001	2000

ASSETS
Cash and cash equivalents	$1,471,139	$1,552,507
Interest receivable on cash and cash equivalents	2,935	—
Mortgage loan receivable	275,000	275,000
Interest receivable on mortgage loan	5,500	2,750
Miscellaneous receivable	55	—
Prepaid insurance	—	14,753
Other assets	—	3,198

Total Assets	$1,754,629	$1,848,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued expenses	$37,599	$27,024

Stockholders’ Equity
Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued for 2001 and 2000	88,060,847	88,060,847
Accumulated deficit	(86,335,628)	(86,231,474)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,717,030	1,821,184

Total Liabilities and Stockholders’ Equity	$1,754,629	$1,848,208

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Operations

	Years Ended December 31,

	2001	2000

INCOME
Interest income on cash and cash equivalents	$58,209	$24,716
Interest income on mortgage receivable	33,000	33,302

Total income	91,209	58,018

EXPENSES
General and administrative	195,363	266,328

Total expenses	195,363	266,328

Loss from operations	(104,154)	(208,310)

Equity in income of Unconsolidated Joint Venture	—	141,295

Gain on sale of interest in Partners Liquidating Trust	—	47,759

Loss on sale of 50% interest in Joint Venture	—	(56,799)

Net loss	$(104,154)	$(76,055)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2001 and 13,078,599 in 2000)	$(0.007)	$(0.006)

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2001 and 2000

	Shares of Common Stock
				Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 1999	12,370,808	$87,477,847	$(86,155,419)	32,757	$(8,189)	$1,314,239

Proceeds from sale of Common Stock	2,650,000	583,000	—	—	—	583,000

Net loss for the year ended December 31, 2000	—	—	(76,055)	—	—	(76,055)

Stockholders’ equity (deficit) December 31, 2000	15,020,808	88,060,847	(86,231,474)	32,757	(8,189)	1,821,184

Net loss for the year ended December 31, 2001	—	—	(104,154)	—	—	(104,154)

Stockholders’ Equity (deficit) December 31, 2001	15,020,808	$88,060,847	$(86,335,628)	32,757	$(8,189)	$1,717,030

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000

Operating Activities:
Net Loss	$(104,154)	$(76,055)

Adjustments to reconcile net loss to net cash flows used in operating activities:

Equity in net income of unconsolidated Joint Venture	—	(141,295)
Loss on sale of 50% interest in Joint Venture	—	56,799
Gain on sale of interest in Partners Liquidating Trust	—	(47,759)

Net change in:
Interest Receivables	(5,740)	1,416
Prepaid insurance	14,753	1,490
Other Assets	3,198	—
Accounts payable and accrued expenses	10,575	(8,840)

Net cash used in operations	(81,368)	(214,244)

Investing Activities:
Principal collections on mortgage loans	—	25,000
Proceeds from sale of interest in Partners Liquidating Trust	—	47,759
Proceeds from sale of interest in joint venture	—	1,000,000

Cash provided by investing activities	—	1,072,759

Financing Activities:
Proceeds from sale of 2,650,000 shares of Common Stock	—	583,000

Cash provided by financing activities	—	583,000

(Decrease) increase in cash and cash equivalents	(81,368)	1,441,515

Cash and cash equivalents at beginning of period	1,552,507	110,992

Cash and cash equivalents at end of period	$1,471,139	$1,552,507

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001 and 2000

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

B.H.I.T. Inc. (the “Company”), was organized under the laws of the State of Massachusetts, pursuant to a declaration of Trust filed March 19, 1985, for the purpose of investing in mortgage loans. On March 13, 1987, the Company was subsequently reorganized as a Delaware Corporation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which are inactive, with no value. Effective June 14, 2001, these subsidiaries were dissolved. All intercompany balances and transactions have been eliminated.

The Company accounted for its investment in a joint venture using the equity method, as the Company does not have control over the operations of the joint venture.

The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company’s business taken as a whole.

In July 1999, Harvey Polly (“Polly”), then Chairman of the Company, entered into an agreement for the sale of his stock in the Company.

In September 2000, this transaction was closed after the necessary approval of stockholders was received at the Company’s Annual Meeting. In connection with this transaction, Polly acquired 2,650,000 shares of the Company’s stock under his original agreement with the Company dated August 4, 1994. The Company received $583,000 for these shares. Polly then sold 5,370,563 shares, constituting his entire holdings, to Arrowhead Holdings Corporation (“Arrowhead”), the nominee of Vesper Corporation. At the same time, Sheltering Palms Foundation, a not-for-profit charitable entity controlled by Polly and his wife, sold 500,000 shares of the Company to Arrowhead. Upon closing of this transaction, Arrowhead held 5,870,563 shares of the Company or 39% of the outstanding shares of the Company.

As required by the Stock Purchase Agreement with Arrowhead, Polly purchased the Company’s 50% interest in Metro Franchising Commissary, LLC for $1,000,000. The Company realized a loss on the sale of $56,799, which is included in the accompanying statements of operations.

B.H.I.T. INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2001 and 2000

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company’s assets and liabilities. A valuation allowance is provided where it is more likely than not that deferred tax assets will not be realized.

        Loss Per Share

For 2001 and 2000 basic and diluted loss per share was calculated using 14,988,051 weighted average shares for 2001 and 13,078,599 weighted average shares for 2000, which were the amounts outstanding each year. There were no dilutive securities outstanding for the years ended December 31, 2001 and 2000.

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

        Revenue Recognition

Interest income from the mortgage portfolio and cash equivalents is recorded on an accrual basis.

        Segment Information

The Company’s current operations primarily relate to servicing its mortgage loan portfolio. Management allocates its resources to service its mortgage and cash equivalent investments and seeking profitable investments for its available funds.

B.H.I.T. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2001 and 2000

NOTE 2.      MORTGAGE LOANS RECEIVABLE

On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, which is now secured by a commercial property located in Dallas, Texas. In addition, the loan is guaranteed by the corporate owner of the secured property, the maker of the Note (an affiliate company of the owner), and by the principals of the corporate owners of the property. The loan bears interest at the rate of 12% per annum and requires monthly interest payments. The loan was originally due on April 1, 1998. The due date has been extended by mutual agreement to April 16, 2002. Principal payments were made in April 1998 and June 2000, totaling $725,000. On December 31, 2001 and 2000, the principal balance due was $275,000.

The accrued interest on the mortgage loan as of December 31, 2001 and 2000 was $5,500 and $2,750, respectively.

As of December 31, 2001 the carrying value of the mortgage loan approximated its fair value. The fair value is determined by calculating the present value of the future principal and interest payments at a market discount rate and review of the underlying collateral.

NOTE 3.      INVESTMENT IN JOINT VENTURE

On May 28, 1998, the Company made an investment of $1,005,000 in Metro Franchising Commissary, LLC (the “Venture”), for a 50% interest in the Venture. In September 2000, in connection with the Arrowhead transaction, the Company sold its interest in the Venture to Polly for $1,000,000 and realized a loss of $56,799. This investment resulted in a net profit to the Company of $141,295 for the nine months ended September 30, 2000.

NOTE 4.      TRANSACTIONS WITH AFFILIATES

During the years ended 2001 and 2000, the Company reimbursed an affiliated company $13,809 and $23,080, respectively, for health insurance premiums paid on behalf of the Company. Included in this reimbursement is $8,003, which was prepaid as of December 2000. These premium payments discontinued on October 1, 2001 upon closing the New York office.

As a result of the relocation of the Company’s principal offices to Brecksville, Ohio effective October 1, 2001, the primary place of business of the majority shareholder, Arrowhead, certain expenses related to salary and benefits, rent and utilities, and general office administrative costs have been charged to the Company based on an allocation percentage. The Company’s share of expenses total $11,721 for the period October 1 through December 31, 2001, compared to average quarterly expenses totaling $36,365 for the three previous quarterly periods.

B.H.I.T. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2001 and 2000

NOTE 5.     OTHER INVESTMENTS

In June 2001, the Company and the Limited Partnership dissolved the BHF Merger Corp. and BNC Santa Barbara Corp. The Company owned a 50% interest in the Limited Partnership. These entities had no value at December 31, 2000 and June 2001.

NOTE 6.     LEASE COMMITMENTS

The lease at the New York office expired and the office closed on September 30, 2001. Effective October 1, 2001, the offices were relocated to Brecksville, Ohio. The Ohio office rental cost is shared with an affiliate company. The shared rental expense for the three-month period ended December 31, 2001 was $1,458. The Company is not a party to the Ohio office lease. Rent expense for the years ended December 31, 2001 and 2000 was $16,783 and $17,703, respectively.

NOTE 7.     INCOME TAXES

The Company reported no income tax expense or benefit for the years ended December 31, 2001 and 2000 since net operating losses have been generated.

The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred assets.

	2001	2000

Tax effect of net operating loss carryforward	$29,604,460	$29,563,654

Valuation allowance	(29,604,460)	(29,563,654)

Net deferred tax asset	$—	$—

The net change in the deferred tax asset and total valuation allowance was the result of the loss in 2001.

The net operating loss carryforwards are scheduled to expire between 2005 and 2021. The utilization of the net operating losses may be subject to any applicable limitation contained in the Internal Revenue Code.