Form 10QSB
period 2002-03-31
BHIT INC
filed 2002-05-14
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(440) 838-4700
Registrant’s telephone number, including area code

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

Shares of Common Stock Outstanding as of May 2, 2002: 14,988,051

Transitional Small Business Disclosure Format	Yes ( ) No (X)

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2002

INDEX	PAGE

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001.	3

Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	4

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2002 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	10

ITEM 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

B.H.I.T. INC.

PART I — FINANCIAL INFORMATION

Consolidated Balance Sheets

ITEM 1. FINANCIAL STATEMENTS

	March 31, 2002	Dec. 31, 2001

	(Unaudited)
ASSETS

Cash and cash equivalents	$1,447,703	$1,471,139
Interest receivable on cash and cash equivalents	2,599	2,935
Mortgage loan receivable	275,000	275,000
Interest receivable on mortgage loan	2,750	5,500
Miscellaneous receivable	—	55
Prepaid insurance	18,000	—

Total Assets	$1,746,052	$1,754,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued expenses	$32,161	$37,599

Stockholders’ Equity

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued for 2002 and 2001	88,060,847	88,060,847
Accumulated deficit	(86,338,767)	(86,335,628)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,713,891	1,717,030

Total Liabilities and Stockholders’ Equity	$1,746,052	$1,754,629

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

INCOME
Interest income on cash and cash equivalents	$7,931	$20,372
Interest income on mortgage receivable	8,250	8,250

Total income	16,181	28,622

EXPENSES
General and administrative	19,320	45,385

Net loss	$(3,139)	$(16,763)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2002 and 2001	$—	$(0.001)

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2002
(Unaudited)

	Common Stock
				Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2001	15,020,808	$88,060,847	$(86,335,628)	32,757	$(8,189)	$1,717,030

Net loss	—	—	(3,139)	—	—	(3,139)

Stockholders’ equity (deficit) March 31, 2002	15,020,808	$88,060,847	$(86,338,767)	32,757	$(8,189)	$1,713,891

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Operating Activities:
Net Loss	$(3,139)	$(16,763)

Adjustments to reconcile net loss to net cash flows used in operating activities:

Net change in:
Interest receivables	3,086	(4,033)
Prepaid insurance	(18,000)	8,132
Miscellaneous receivables	55	—
Accounts payable and accrued expenses	(5,438)	(8,600)

Net cash used in operating activities	(23,436)	(21,264)

Cash and cash equivalents at beginning of period	1,471,139	1,552,507

Cash and cash equivalents at end of period	$1,447,703	$1,531,243

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

B.H.I.T. Inc. (the “Company”) was organized under the laws of the State of Massachusetts pursuant to a Declaration of Trust filed March 19, 1985 for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation on March 13, 1987.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001.

The financial information included herein for the quarters ended March 31, 2002 and March 31, 2001 is unaudited.

Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company’s latest annual report on Form 10-KSB for the year ended December 31, 2001.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. MORTGAGE LOANS RECEIVABLES

As of March 31, 2002, the Company holds a note totaling $275,000 secured by a mortgage on commercial property in Dallas, Texas. The mortgage yields 12% per annum and requires monthly interest payments. The current maturity date for this loan is April 1, 2003. As of March 31, 2002, the carrying value of the mortgage loan approximated its fair value.

B.H.I.T. INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

GENERAL

The Registrant, B.H.I.T. Inc. (the “Company”) was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985 under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987. The Company changed its name to B.H.I.T. Inc. in 1998.

BUSINESS OPERATIONS AND HISTORY

The Company’s current operations relate primarily to servicing its mortgage and cash investment portfolio and seeking profitable investments for its available funds.

The business of the Company is not seasonal and the Company does no foreign or export business. The Company does not segregate revenue or assets by geographical region, and such presentation is not applicable and would not be material to an understanding of the Company’s business taken as a whole.

The Company was originally established to invest in mortgage loans principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties.

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,338,767 at March 31, 2002.

In July 1999, Harvey Polly (“Polly”), the majority shareholder and then Chairman of the Board of Directors, entered into an agreement to sell his stock in the Company to Vesper Corporation or its nominee. In September 2000 the stock sale was completed, whereby Polly sold 5,370,563 shares constituting his entire holdings, and at the same time, a charitable entity controlled by Polly and his wife sold 500,000 shares of the Company to Arrowhead Holdings Corporation (“Arrowhead”), the nominee of Vesper Corporation. Upon closing of this transaction, Arrowhead held 39% of the outstanding shares of the Company. Effective October 1, 2001, Polly resigned from the Board of Directors and as an officer of the Company.

B.H.I.T. INC.

RESULTS OF OPERATIONS

Total income for the quarters ended March 31, 2002 and 2001 was $16,181 and $28,622, respectively. The decrease of $12,441 in total income during the first three months of 2002 is the result of reduced interest income due to lower interest rates on cash investments.

Total expenses for the quarters ended March 31, 2002 and 2001 were $19,320 and $45,385, respectively. The decrease of $26,065 in total expenses is primarily the result of expense reductions associated with relocation of the Company’s principal office to a facility shared with the majority shareholder, Arrowhead Holdings Corporation, in Brecksville, Ohio. Prior to September 30, 2001, the Company operated an office in New York City with two full-time employees. A reduction of $21,727 in salaries and benefit expenses in the first quarter is the result of the elimination of the two full-time employees. A $5,012 reduction for rent and utilities expenses is the result of savings realized in the allocation of expenses in a shared facility versus the cost of a separate office. These reductions were partially offset by an increase of $674 in other miscellaneous administrative expenses during the first quarter.

The net loss for the three months ended March 31, 2002 was $3,139 ($0.000 per share) and for 2001 was $16,763 ($0.001 per share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at March 31, 2002 and December 31, 2001 was $1,447,703 and $1,471,139, respectively. Cash and cash equivalents decreased in 2002 by $23,436, resulting from the net loss of $3,139, decreases various liabilities totaling $5,438 and an increase in prepaid insurance of $18,000, offset by a decrease in interest receivables and other assets of $3,141.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

During 1997, the Company invested $1,000,000 in a mortgage. This mortgage yields 12% per annum and requires monthly interest payments. Principal payments made in April 1998 and June 2000 were $700,000 and $25,000, respectively. As of March 31, 2002 the outstanding mortgage balance was $275,000. The maturity date has been extended by mutual consent on several occasions. The current maturity date is April 1, 2003.

B.H.I.T. INC.

PART II — OTHER INFORMATION

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

B.H.I.T. Inc.

By:	/s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer	Date: May 14, 2002