Form 10QSB
period 2002-06-30
BHIT INC
filed 2002-08-12
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-9043

B.H.I.T. INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3361229 (I.R.S. Employer Identification No.)

6950 South Edgerton Road, Brecksville, Ohio (Address of principal executive offices)	44141 (Zip Code)

(440) 838-4700 Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes NO .

Shares of Common Stock Outstanding as of August 12, 2002: 14,988,051

Transitional Small Business Disclosure Format                      Yes No .

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2002

B.H.I.T. INC.

PART I — FINANCIAL INFORMATION

Consolidated Balance Sheets

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2002	Dec. 31, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$1,436,777	$1,471,139
Interest receivable on cash and cash equivalents	—	2,935
Mortgage loan receivable	275,000	275,000
Interest receivable on mortgage loan	5,109	5,500
Miscellaneous receivable	—	55
Prepaid insurance	15,000	—

Total Assets	$1,731,886	$1,754,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued expenses	$28,621	$37,599
Stockholders’ Equity
Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued for 2002 and 2001	88,060,847	88,060,847
Accumulated deficit	(86,349,393)	(86,335,628)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,703,265	1,717,030

Total Liabilities and Stockholders’ Equity	$1,731,886	$1,754,629

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Operations
For the Three Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

INCOME
Interest income on cash and cash equivalents	$7,300	$15,742
Interest income on mortgage receivable	8,250	8,250

Total income	15,550	23,992

EXPENSES
General and administrative	26,176	52,817
Net loss	$(10,626)	$(28,825)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2002 and 2001	$(0.001)	$(0.002)

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Operations
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

INCOME
Interest income on cash and cash equivalents	$15,230	$36,114
Interest income on mortgage receivable	16,500	16,500

Total income	31,730	52,614

EXPENSES
General and administrative	45,495	98,202
Net loss	$(13,765)	$(45,588)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2002 and 2001	$(0.001)	$(0.003)

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2002
(Unaudited)

	Common Stock
				Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2001	15,020,808	$88,060,847	$(86,335,628)	32,757	$(8,189)	$1,717,030
Net loss	—	—	(13,765)	—	—	(13,765)

Stockholders’ equity (deficit) June 30, 2002	15,020,808	$88,060,847	$(86,349,393)	32,757	$(8,189)	$1,703,265

See accompanying notes to the Consolidated Financial Statements.

B.H.I.T. INC.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Operating Activities:
Net Loss	$(13,765)	$(45,588)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Net change in:
Interest and miscellaneous receivables	3,381	(3,178)
Prepaid insurance	(15,000)	3,620
Accounts payable and accrued expenses	(8,978)	(11,120)

Net cash used in operating activities	(34,362)	(56,266)
Cash and cash equivalents at beginning of period	1,471,139	1,552,507

Cash and cash equivalents at end of period	$1,436,777	$1,496,241

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

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001; and the results of operations for the three months and six months ended June 30, 2002 and June 30, 2001; and the cash flows for the six months ended June 30, 2002 and 2001.

     The financial information included herein for the three months and six months ended June 30, 2002 and June 30, 2001 is unaudited.

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

NOTE 2. MORTGAGE LOANS RECEIVABLES

     As of June 30, 2002, the Company holds a note totaling $275,000 secured by a mortgage on commercial property in Dallas, Texas. The mortgage yields 12% per annum and requires monthly interest payments. The current maturity date for this loan is April 1, 2003. As of June 30, 2002, the carrying value of the mortgage loan approximated its fair value.

B.H.I.T. INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

     The Registrant, B.H.I.T. Inc. (the “Company”) was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985 under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987. The Company changed its name from Banyan Hotel Investment Fund to B.H.I.T. Inc. in 1998.

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

     As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,349,393 at June 30, 2002.

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

B.H.I.T. INC.

RESULTS OF OPERATIONS

     Total income for the three months and six months ended June 30, 2002 decreased by $8,442 and $20,884, respectively compared to the same periods in 2001, from $23,992 and $52,614 for the three and six months ended June 30, 2001 to $15,550 and $31,730 for the three and six months ended June 30, 2002. The decrease in total income is the result of reduced interest income due to lower interest rates on cash investments.

     Total expenses for the three months and six months ended June 30, 2002 decreased by $26,641 and $52,707, respectively compared to the same periods in 2001, from $52,817 and $98,202 for the three and six months ended June 30, 2001 to $26,176 and $45,495 for the three and six months ended June 30, 2002. The decrease in total expenses is primarily the result of expense reductions associated with relocation of the Company’s principal office to a facility shared with its majority shareholder, Arrowhead Holdings Corporation, in Brecksville, Ohio. Prior to September 30, 2001, the Company operated an office in New York City with two full-time employees. During the three months and six months ended June 30, 2002 compared to the same periods in 2001, a reduction in salaries and benefits expenses of $22,250 and $43,978, respectively was the result of the elimination of the two full-time employees. Similarly, a reduction in rent and utilities expenses of $5,957 and $10,969, respectively was the result of savings realized in the allocation of expenses in a shared facility versus the cost of a separate office. These reductions were partially offset by increases in other miscellaneous administrative expenses of $1,566 and $2,240, respectively.

     The net loss for the three months ended June 30, 2002 was $10,626 ($0.001 per share) compared to a net loss of $28,825 ($0.002 per share) for the same period in 2001. The net loss for the six months ended June 30, 2002 was $13,765 ($0.001 per share) compared to a net loss of $45,588 ($0.003 per share) for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at June 30, 2002 and December 31, 2001 was $1,436,777 and $1,471,139, respectively. Cash and cash equivalents decreased in the first six months of 2002 by $34,362 as the result of the net loss of $13,765, a decrease in various liabilities totaling $8,978, an increase in prepaid insurance of $15,000, and a decrease in interest receivables and other assets of $3,381.

     At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

     During 1997, the Company invested $1,000,000 in a mortgage. This mortgage yields 12% per annum and requires monthly interest payments. Principal payments made in April 1998 and June 2000 were $700,000 and $25,000, respectively. As of June 30, 2002 the outstanding mortgage balance was $275,000. The maturity date has been extended by mutual consent on several occasions. The current maturity date is April 1, 2003.

B.H.I.T. INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Registrant is not aware of any material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

NONE

     (b)  REPORTS ON FORM 8-K

NONE

CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

     The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify, to the best of their knowledge, that this Quarterly Report of Form 10-QSB fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.

B.H.I.T. Inc.

By:	/s/ James Benenson, Jr. James Benenson, Jr. Chairman of the Board of Directors, President and Chief Executive Officer	Date August 12, 2002

By:	/s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer	Date August 12, 2002