Form 10QSB
period 2002-09-30
BHIT INC
filed 2002-11-12
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9043

B.H.I.T. INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3361229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 South Edgerton Road, Brecksville, Ohio	44141
(Address of principal executive offices)	(Zip Code)
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

Shares of Common Stock Outstanding as of November 5, 2002: 14,988,051

Transitional Small Business Disclosure Format                      Yes (   ) No (X).

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

INDEX	PAGE

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of September 30, 2002 (unaudited)
and December 31, 2001	3

Statements of Operations for the
three months ended September 30, 2002 and 2001 (unaudited)	4

Statements of Operations for the
nine months ended September 30, 2002 and 2001 (unaudited)	5

Statement of Stockholders’ Equity for the
nine months ended September 30, 2002 (unaudited)	6

Statements of Cash Flows for the
nine months ended September 30, 2002 and 2001 (unaudited)	7

Notes to Financial Statements (unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-10

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	11

ITEM 6. Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	13-14

B.H.I.T. INC.

PART I — FINANCIAL INFORMATION

Balance Sheets

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2002	Dec. 31, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$1,436,766	$1,471,139
Interest receivable on cash and cash equivalents	2,306	2,935
Mortgage loan receivable	275,000	275,000
Interest receivable on mortgage loan	2,750	5,500
Miscellaneous receivable	—	55
Prepaid insurance	12,000	—

Total Assets	$1,728,822	$1,754,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued expenses	$32,481	$37,599
Stockholders’ Equity
Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued for 2002 and 2001	88,060,847	88,060,847
Accumulated deficit	(86,356,317)	(86,335,628)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,696,341	1,717,030

Total Liabilities and Stockholders’ Equity	$1,728,822	$1,754,629

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Three Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

REVENUE
Interest earned on cash and cash equivalents	$7,163	$11,384
Interest earned on mortgage receivable	8,250	8,250

Total revenue	15,413	19,634

EXPENSES
General and administrative	22,337	58,028

Net loss	$(6,924)	$(38,394)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2002 and 2001	$—	$(0.003)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

REVENUE
Interest earned on cash and cash equivalents	$22,393	$47,498
Interest earned on mortgage receivable	24,750	24,750

Total revenue	47,143	72,248

EXPENSES
General and administrative	67,832	156,229

Net loss	$(20,689)	$(83,981)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2002 and 2001	$(0.001)	$(0.006)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2002
(Unaudited)

	Common Stock
				Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2001	15,020,808	$88,060,847	$(86,335,628)	32,757	$(8,189)	$1,717,030
Net loss	—	—	(20,689)	—	—	(20,689)

Stockholders’ equity (deficit) September 30, 2002	15,020,808	$88,060,847	$(86,356,317)	32,757	$(8,189)	$1,696,341

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Operating Activities:
Net Loss	$(20,689)	$(83,981)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Net change in:
Interest and miscellaneous receivables	3,434	—
Prepaid insurance	(12,000)	12,532
Accounts payable and accrued expenses	(5,118)	(9,354)

Net cash used in operating activities	(34,373)	(80,803)
Cash and cash equivalents at beginning of period	1,471,139	1,552,507

Cash and cash equivalents at end of period	$1,436,766	$1,471,704

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

B.H.I.T. Inc. (the “Company”) was organized under the laws of the State of Massachusetts pursuant to a Declaration of Trust filed March 19, 1985 for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation on March 13, 1987.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001; and the results of operations for the three months and nine months ended September 30, 2002 and September 30, 2001; and the cash flows for the nine months ended September 30, 2002 and 2001.

The financial information included herein for the three months and nine months ended September 30, 2002 and September 30, 2001 is unaudited.

Effective June 14, 2001, the Company dissolved its two wholly-owned subsidiaries both of which were inactive during the entire year of 2001. Accordingly the accompanying financial statements presented are no longer labeled as “consolidated”.

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

NOTE 2. MORTGAGE LOANS RECEIVABLES

As of September 30, 2002, the Company holds a note totaling $275,000 secured by a mortgage on commercial property in Dallas, Texas. The mortgage yields 12% per annum and requires monthly interest payments. The current maturity date for this loan is April 1, 2003. As of September 30, 2002, the carrying value of the mortgage loan approximated its fair value.

B.H.I.T. INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

GENERAL

B.H.I.T. Inc. (the “Company”) was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985 under the name VMS Hotel Investment Trust and subsequently reorganized as a Delaware corporation on March 13, 1987. The Company changed its name in 1998 from Banyan Hotel Investment Fund to B.H.I.T. Inc.

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,356,317 at September 30, 2002.

In July 1999, Harvey Polly (“Polly”), the major shareholder and then Chairman of the Board of Directors, entered into an agreement to sell his stock in the Company to Vesper Corporation or its nominee. In September 2000 the stock sale was completed, whereby Polly sold 5,370,563 shares constituting his entire holdings, and at the same time, a charitable entity controlled by Polly and his wife sold 500,000 shares of the Company to Arrowhead Holdings Corporation (“Arrowhead”), the nominee of Vesper Corporation. Upon closing of this transaction, Arrowhead held 39% of the outstanding shares of the Company. Effective October 1, 2001, Polly resigned from the Board of Directors and as an officer of the Company.

B.H.I.T. INC.

RESULTS OF OPERATIONS

Total revenue for the three and nine months ended September 30, 2002 was $15,413 and $47,143, respectively, compared to $19,634 and $72,248 during the same periods in 2001. The respective decreases of $4,221 and $25,105 in 2002 are primarily due to reduced interest earned resulting from lower interest rates on cash investments.

Total expenses for the three and nine months ended September 30, 2002 were $22,337 and $67,832, respectively, compared to $58,028 and $156,229 during the same periods in 2001. Expenses decreased during the three and nine months ended September 30, 2002 by $35,691 and $88,397, respectively, primarily as the result of savings associated with the relocation of the Company's principal office to a facility shared with Arrowhead in Brecksville, Ohio. Prior to September 30, 2001, the Company operated an office in New York City. Accordingly, for the three and nine months ended September 30, 2002, there were reductions in salary and salary-related expenses of $22,123 and $66,101, respectively, as compared to 2001, due to the elimination of two full-time employees. Similarly, for the three and nine months ended September 30, 2002, there were reductions in rent and utilities expenses of $4,953 and $15,922, respectively, as compared to 2001, due to savings realized in the allocation of expenses in a shared facility versus the cost of a separate office. In addition, during the three and nine months ended September 30, 2002, as compared to 2001, there were reductions in other miscellaneous expenses of $8,615 and $6,374, respectively, primarily as the result of reduced legal and outside audit fees.

The net loss for the three months ended September 30, 2002 was $6,924 ($0.000 per share) compared to a net loss of $38,394 ($0.003 per share) for the same period in 2001. The net loss for the nine months ended September 30, 2002 was $20,689 ($0.001 per share) compared to a net loss of $83,981 ($0.006 per share) for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at September 30, 2002 and December 31, 2001 was $1,436,766 and $1,471,139, respectively. Cash and cash equivalents decreased in the first nine months of 2002 by $34,373 as the result of the net loss of $20,689, a decrease in various liabilities totaling $5,118, an increase in prepaid insurance of $12,000, offset by a cash increase resulting from a decrease in interest receivables and other assets of $3,434.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

During 1997, the Company invested $1,000,000 in a mortgage. This mortgage yields 12% per annum and requires monthly interest payments. Principal payments made in April 1998 and June 2000 were $700,000 and $25,000, respectively. As of September 30, 2002 the outstanding mortgage balance was $275,000. The maturity date has been extended by mutual consent on several occasions. The current maturity date is April 1, 2003.

B.H.I.T. INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Registrant is not aware of any material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

EXHIBIT 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.H.I.T. Inc.

By: /s/ John V. Curci	Date: November 5, 2002

John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, James Benenson, Jr., the Chief Executive Officer of B.H.I.T. Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of B.H.I.T. Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By:	/s/ James Benenson, Jr.

James Benenson, Jr. Chairman of the Board of Director President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, John V. Curci, the Chief Financial Officer of B.H.I.T. Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of B.H.I.T. Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

     6.     The registrant’s other certifying officer and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By:	/s/ John V. Curci

John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer