Form 10KSB
period 2002-12-31
BHIT INC
filed 2003-03-27
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) NO ( ).

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

The Registrant’s Revenue for the preceding twelve months was $60,810. Shares of common stock outstanding as of March 21, 2003: 14,988,051. Aggregate market value of the Registrant’s shares of common stock held by non-affiliates as of such date was approximately $961,894.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 7 of sequentially numbered pages references Exhibit 99 Certification Pursuant to U.S.C. Section 1350. Transitional Small Business Disclosure Format Yes ( ) No (X).

B.H.I.T. INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2002

		PAGE

INDEX

PART I

Item 1.	Description of Business	1

Item 2.	Description of Property	1

Item 3.	Legal Proceedings	2

Item 4.	Submission of Matters to a Vote of Security Holders	2

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters	3

Item 6.	Management’s Discussion and Analysis or Plan of Operation	3-4

Item 7.	Financial Statements	4

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	5

PART III

Item 9.	Directors and Executive Officers of the Company	6

Item 10.	Executive Compensation	6

Item 11.	Security Ownership of Certain Beneficial Owners and Management	7

Item 12.	Certain Relationships and Related Transactions	7

Item 13.	Exhibits and Reports on Form 8-K	7

SIGNATURES		8

CERTIFICATIONS		9-10

B.H.I.T. INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

B.H.I.T. Inc. (the “Company”) was originally organized under the laws of the State of Massachusetts pursuant to a Declaration of Trust filed March 19, 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation on March 13, 1987. The Company changed its name from Banyan Hotel Investment Fund to B.H.I.T. Inc. in 1998.

BUSINESS OPERATIONS AND HISTORY

The Company’s current operations relate primarily to servicing its mortgage loan and investment portfolio and seeking profitable investments for its available funds.

The business of the Company is not seasonal and the Company has no foreign or export business. The Company does not segregate revenue or assets by geographical region because such presentation would not be material to an understanding of the Company’s business taken as a whole.

The Company was originally established to invest in mortgage loans principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties.

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,365,704 on December 31, 2002.

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Arrowhead owning a total of 6,111,563 shares, or 40.8% of the outstanding shares on December 31, 2002.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal office is located in Brecksville, Ohio in a leased facility that is shared with common employees of Arrowhead.

B.H.I.T. INC.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceedings as of March 5, 2003, nor were any proceedings terminated during the year ended December 31, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

B.H.I.T. INC.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares of common stock trade on the NASDAQ Over The Counter Bulletin Board (OTC) (Symbol – VHTI). The range of high and low closing prices for each of the quarters in the years ended December 31, 2002 and 2001 are as follows:

		Share Price
Calendar
Quarter		2002	2001

First	High	$0.120	$0.330

Quarter	Low	0.110	0.188

Second	High	0.120	0.320

Quarter	Low	0.090	0.219

Third	High	0.100	0.250

Quarter	Low	0.090	0.150

Fourth	High	0.110	0.170

Quarter	Low	0.100	0.090

The Company’s shares began trading on the OTC during the week of October 28, 1996, prior to that time they traded on the American Stock Exchange. The Company has not made distributions nor declared dividends in either 2002 or 2001. On December 31, 2002, there were 2,205 record holders of common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Total revenue for the years ended December 31, 2002 and 2001 was $60,810 and $91,209, respectively. The decrease of $30,399 was primarily due to reduced interest earned resulting from lower interest rates on cash investments.

B.H.I.T. INC.

RESULTS OF OPERATIONS (continued)

Total expenses for the years ended December 31, 2002 and 2001 were $90,886 and $195,363, respectively. The decrease of $104,477 was primarily the result of savings associated with the relocation of the Company’s principal office to a facility shared with Arrowhead in Brecksville, Ohio. Prior to September 30, 2001, the Company operated from an office in New York City. During 2002, salary and salary-related expenses were reduced by $69,867 compared to 2001. During 2002, rent and utilities expenses were reduced by $16,582 compared to 2001. These reductions were the result of savings realized in a shared facility versus the cost of a separate office. In addition during 2002, professional services declined by $13,190 and other miscellaneous expenses declined by $4,838.

The net loss for 2002 was $30,076 ($0.002 per share) compared to a net loss of $104,154 ($0.007 per share) for 2001.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company invested $1,000,000 in a mortgage loan. Principal payments of $700,000 and $25,000, respectively, were made in April 1998 and June 2000. The outstanding mortgage balance on December 31, 2001 was $275,000, with a due date of April 16, 2002. This loan required monthly interest payments at the rate of 12% per annum. During April 2002, by mutual consent, the loan due date was extended through April 1, 2003 with the same terms. On December 18, 2002, the Company received full repayment of the outstanding principal balance of $275,000 plus accrued interest.

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance on December 31, 2002 and 2001 was $1,712,815 and $1,471,139 respectively. The increase of $241,676 in cash and cash equivalents during 2002 is the result of a reduction of a mortgage loan receivable totaling $275,000, a decrease in interest and miscellaneous receivables of $6,348, offset by the net loss of $30,076, increase in prepaid insurance of $9,000, and a decrease in various liabilities totaling $596.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

ITEM 7. FINANCIAL STATEMENTS

See the index to the Financial Statements on page F-1 of this report for the financial statements of the Company.

B.H.I.T. INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the accountants on any matter of accounting principles, practices or financial disclosure.

B.H.I.T. INC.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are Directors and/or Officers of the Company:

James Benenson, Jr., age 66, has served as Chairman of the Board of Directors since October 2001, and as President and Chief Executive Officer of the Company since September 2000. Mr. Benenson is also a Director and the Chief Executive Officer of Vesper Corporation since 1979, and Chairman and Chief Executive Officer of Arrowhead Holdings Corporation since 1983.

James A. Lash, age 58, has been a Director of the Company since September 2000. Mr. Lash has also been Chairman, since 1976, of Manchester Principal LLC, a venture capital firm and also a Director of Vesper Corporation since 1998.

George M. Isdale, Jr., age 61, has been a Director of the Company since December 2002. Mr. Isdale has been a Senior Vice President of UBS Group, a global financial services organization, since 1990.

John V. Curci, age 58, has been the Chief Financial Officer since October 2001, and the Vice President and Treasurer of the Company since September 2000. Mr. Curci has also been the Vice President, Treasurer and Secretary of Vesper Corporation since 1979 and was the Chief Financial Officer until 2002. In addition, Mr. Curci has been Vice President, Treasurer and Chief Financial Officer of Arrowhead Holdings Corporation since 1983.

ITEM 10. EXECUTIVE COMPENSATION

A.   DIRECTOR COMPENSATION

No arrangements currently exist with respect to payments to the Directors for their service on the Company’s Board of Directors, and no fees have been paid during the years 2002 and 2001.

B.   EXECUTIVE COMPENSATION

No salary was paid to the Company’s Chief Executive Officer during 2002 or 2001 nor was any other officer paid $100,000 or more during those years.

There were no long-term compensation awards, payments or options granted or exercised during the years 2002 and 2001. There were no options outstanding to acquire stock of the Company as of December 31, 2002.

B.H.I.T. INC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 21, 2003, on each shareholder who is known by the Company to own beneficially more than 5% of the shares of its Common Stock. There are no shares beneficially owned by any current director or officer of the Company.

Amount and
	Name of	Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Shares of Common Stock $.01 Par Value	Arrowhead Holdings Corporation 6950 South Edgerton Road Brecksville, Ohio, 44141	6,243,563 shares (1)	41.7%
	Directors and Officers (2)	—	—

(1) On January 7, 2003, Arrowhead purchased an additional 132,000 shares of the Company’s common stock.

(2) Mr. Benenson is the Chairman and Chief Executive Officer of Arrowhead and holds the majority of the voting stock in Arrowhead. Mr. Benenson disclaims any beneficial interest in the Common Stock of B.H.I.T. Inc. held by Arrowhead.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 1, 2001, the Company’s principal offices were relocated to Brecksville, Ohio, to a facility shared with Arrowhead. During the years ended 2002 and 2001, the Company reimbursed Arrowhead $38,298 and $11,721, respectively, principally for salaries and also including benefits, insurance, rent, utilities and various other office expenses. During 2001, the Company reimbursed an affiliated company $13,809 for health insurance premiums paid on behalf of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

EXHIBIT 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

None

B.H.I.T. INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ James Benenson, Jr. James Benenson, Jr. Chairman of the Board of Directors, President and Chief Executive Officer	Date: March 24, 2003

/s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer, Principal Accounting Officer	Date: March 24, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, James Benenson, Jr., the Chief Executive Officer of B.H.I.T. Inc., certify that:

     1.     I have reviewed this annual report on Form 10-KSB of B.H.I.T. Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ James Benenson, Jr. James Benenson, Jr. Chairman of the Board of Director President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, John V. Curci, the Chief Financial Officer of B.H.I.T. Inc., certify that:

     1.     I have reviewed this annual report on Form 10-KSB of B.H.I.T. Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By: /s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer

B.H.I.T. INC.

Report of Independent Certified Public Accountants

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying balance sheets of B.H.I.T. Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.H.I.T. Inc. on December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cleveland, Ohio
January 31, 2003

B.H.I.T. INC.

Balance Sheets

ASSETS

	December 31,

	2002	2001

CURRENT ASSETS

Cash and cash equivalents	$1,712,815	$1,471,139

Interest receivable on cash and cash equivalents	2,142	2,935

Mortgage loan receivable	—	275,000

Interest receivable on mortgage loan	—	5,500

Miscellaneous receivable	—	55

Prepaid insurance	9,000	—

Total Current Assets	$1,723,957	$1,754,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$37,003	$37,599

STOCKHOLDERS’ EQUITY (DEFICIT)

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued for 2002 and 2001	88,060,847	88,060,847

Accumulated deficit	(86,365,704)	(86,335,628)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,686,954	1,717,030

Total Liabilities and Stockholders’ Equity	$1,723,957	$1,754,629

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations

	Years Ended December 31,

	2002	2001

REVENUE

Interest earned on cash and cash equivalents	$28,875	$58,209

Interest earned on mortgage receivable	31,935	33,000

Total revenue	60,810	91,209

EXPENSES

General and administrative	90,886	195,363

Net loss	$(30,076)	$(104,154)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2002 and 2001)	$(0.002)	$(0.007)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Stockholders’ Equity
Years Ended December 31, 2002 and 2001

	Common Stock			Treasury Stock

	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2000	15,020,808	$88,060,847	$(86,231,474)	32,757	$(8,189)	$1,821,184

Net loss for the year ended December 31, 2001	—	—	(104,154)	—	—	(104,154)

Stockholders’ equity (deficit) December 31, 2001	15,020,808	$88,060,847	$(86,335,628)	32,757	$(8,189)	$1,717,030

Net loss for the year ended December 31, 2002	—	—	(30,076)	—	—	(30,076)

Stockholders’ equity (deficit) December 31, 2002	15,020,808	$88,060,847	$(86,365,704)	32,757	$(8,189)	$1,686,954

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows

	Years Ended December 31,

	2002	2001

Operating Activities:

Net Loss	$(30,076)	$(104,154)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in certain assets and liabilities:

Mortgage loan receivable	275,000	—

Interest and miscellaneous receivables	6,348	(5,740)

Prepaid insurance	(9,000)	14,753

Other assets	—	3,198

Accounts payable and accrued expenses	(596)	10,575

Net cash provided by (used in) operating activities	241,676	(81,368)

Cash and cash equivalents at beginning of period	1,471,139	1,552,507

Cash and cash equivalents at end of period	$1,712,815	$1,471,139

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

B.H.I.T. Inc. (the “Company”) was organized under the laws of the State of Massachusetts pursuant to a Declaration of Trust filed March 19, 1985, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation on March 13, 1987.

Effective June 14, 2001, the Company dissolved its two wholly owned subsidiaries both of which were inactive during 2001.

The business of the Company is not seasonal and the Company has no foreign or export business. The Company does not segregate revenue or assets by geographical region because such presentation would not be material to an understanding of the Company’s business taken as a whole.

Nature of Operations

The Company’s current operations primarily relate to servicing its mortgage loan and investment portfolio. Management allocates its resources to service its mortgage and cash equivalent investments and seeking profitable investments for its available funds.

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

Loss Per Share

Basic and diluted loss per share was calculated in 2002 and 2001 using 14,988,051 shares, the shares outstanding each year. There were no dilutive securities outstanding during 2002 and 2001.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash and cash equivalents.

B.H.I.T. INC

NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2. MORTGAGE LOANS RECEIVABLE

On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, secured by a commercial property located in Dallas, Texas, and guaranteed by the corporate owner of the secured property, the maker of the Note (an affiliate company of the owner), and by the principals of the corporate owners of the property. Principal payments were made in April 1998 and June 2000, totaling $725,000. On December 31, 2001, the principal balance due was $275,000, with a due date of April 16, 2002, which was extended in 2002 to April 1, 2003. Mortgage loan terms required monthly interest payments at the rate of 12% per annum. The accrued interest on the mortgage loan on December 31, 2001 was $5,500. On December 18, 2002, the Company received repayment of the outstanding principal balance of $275,000 plus accrued interest.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2002 and 2001

NOTE 3. TRANSACTIONS WITH AFFILIATES

Effective October 1, 2001, the Company’s principal offices were relocated to Brecksville, Ohio, to a facility shared with Arrowhead Holdings Corporation (“Arrowhead”). During the years ended 2002 and 2001, the Company reimbursed Arrowhead $38,298 and $11,721, principally for salaries and also including benefits, insurance, rent, utilities and various other office expenses..

During the year ended 2001, the Company reimbursed an affiliated company $13,809 for health insurance premiums paid on behalf of the Company.

NOTE 4. OTHER INVESTMENTS

In June 2001, the Company and the Limited Partnership dissolved the BHF Merger Corp. and BMC Santa Barbara Corp. The Company owned a 50% interest in the Limited Partnership. These entities had no value at the time of dissolution.

NOTE 5. LEASE COMMITMENTS

Since October 1, 2001, office space is shared with Arrowhead in Brecksville, Ohio. Prior to that time the Company leased an office in New York City. The lease in New York expired in September 2001. Rent expense for the year ended December 31, 2001 was $16,783, which consisted of $15,325 for the New York office and $1,458 for the Ohio office.

Rent expense for the year ended December 31, 2002 was $3,700. The Company is not a party to the Ohio office lease, accordingly, there are no future lease commitments.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2002 and 2001

NOTE 6. INCOME TAXES

The Company reported no income tax expense or benefit for the years ended December 31, 2002 and 2001 due to the net operating losses incurred during both years.

The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred assets.

	2002	2001

Tax effect of net operating loss carryforward	$29,616,245	$29,604,460

Valuation allowance	(29,616,245)	(29,604,460)

Net deferred tax asset	$—	$—

The net change in the tax-effected net operating loss and the total valuation allowance is the result of the loss in 2002.

The net operating loss carryforwards are scheduled to expire between 2005 and 2022. Net operating loss utilization may be subject to any applicable limitation contained in the Internal Revenue Code.