Form 10QSB
period 2003-03-31
BHIT INC
filed 2003-05-12
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Shares of Common Stock Outstanding as of May 5, 2003: 14,988,051

Transitional Small Business Disclosure Format Yes (  )    No (X).

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2003

INDEX	PAGE

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	3

Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)	4

Statement of Stockholders’ Equity for the three months ended March 31, 2003 (unaudited)	5

Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	10

ITEM 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

CERTIFICATIONS	12-13

B.H.I.T. INC.

Part I — FINANCIAL INFORMATION

Balance Sheets

ASSETS

	March 31, 2003	December 31, 2002

	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,695,700	$1,712,815

Interest receivable	1,777	2,142

Prepaid insurance	6,000	9,000

Total Current Assets	$1,703,477	$1,723,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$42,998	$37,003

STOCKHOLDERS’ EQUITY (DEFICIT)

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued for 2003 and 2002	88,060,847	88,060,847

Accumulated deficit	(86,392,179)	(86,365,704)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,660,479	1,686,954

Total Liabilities and Stockholders’ Equity	$1,703,477	$1,723,957

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

REVENUE

Interest earned on cash and cash equivalents	$5,652	$7,931

Interest earned on mortgage receivable	—	8,250

Total revenue	5,652	16,181

EXPENSES

General and administrative	32,127	19,320

NET LOSS	$(26,475)	$(3,139)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2003 and 2002)	$(0.002)	$(0.000)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2003
(Unaudited)

	Common Stock
				Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2002	15,020,808	$88,060,847	$(86,365,704)	32,757	$(8,189)	$1,686,954

Net loss for the three months ended March 31, 2003	—	—	(26,475)	—	—	(26,475)

Stockholders’ equity (deficit) March 31, 2003	15,020,808	$88,060,847	$(86,392,179)	32,757	$(8,189)	$1,660,479

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Operating Activities:

Net Loss	$(26,475)	$(3,139)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in certain assets and liabilities:

Interest receivable	365	3,141

Prepaid insurance	3,000	(18,000)

Accounts payable and accrued expenses	5,995	(5,438)

Net cash used in operating activities	(17,115)	(23,436)

Cash and cash equivalents at beginning of period	1,712,815	1,471,139

Cash and cash equivalents at end of period	$1,695,700	$1,447,703

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002.

The financial information included herein for the three months ended March 31, 2003 and March 31, 2002 is unaudited.

Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company’s latest annual report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003 presented are not necessarily indicative of the results to be expected for the full 2003 year.

NOTE 2. MORTGAGE LOANS

During 1997, the Company invested $1,000,000 in a loan secured by a mortgage on a related commercial property located in Dallas, Texas. Principal payments were made in April 1998 and June 2000, totaling $725,000. On March 31, 2002, the principal balance due was $275,000, with a due date of April 1, 2003, with a yield of 12% per annum and requiring monthly interest payments. On December 18, 2002, the Company received repayment of the outstanding principal balance of $275,000 plus accrued interest.

B.H.I.T. INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                AND RESULTS OF OPERATIONS

GENERAL

B.H.I.T. Inc. (the “Company”) was originally organized as a Massachusetts business trust pursuant to a Declaration of Trust filed March 19, 1985 under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation on March 13, 1987. The Company changed its name from Banyan Hotel Investment Fund to B.H.I.T. Inc. in 1998.

BUSINESS OPERATIONS AND HISTORY

The Company’s current operations relate primarily to servicing its cash investment portfolio and seeking profitable investments including mortgage loans for its available funds.

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,392,179 on March 31, 2003.

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on March 31, 2003.

B.H.I.T. INC.

RESULTS OF OPERATIONS

Total revenue for the three months ended March 31, 2003 and 2002 was $5,652 and $16,181, respectively. The decrease of $10,529 is due to reduced interest earned resulting from lower interest rates. The lower interest rate resulted primarily from the repayment of a high yield mortgage note, referred to in Note 2.

Total expenses for the three months ended March 31, 2003 and 2002 were $32,127 and $19,320, respectively. The increase of $12,807 is due primarily to increases in various taxes, insurance, and professional service fees, such as outside audit fees and stock transfer agency fees.

The net loss for the three months ended March 31, 2003 was $26,475 ($0.002 per share) compared to a net loss of $3,139 ($0.000 per share) for the same period in 2002. The increase in net loss resulted from decreased revenues and increased expenses for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at March 31, 2003 and December 31, 2002 was $1,695,700 and $1,712,815, respectively. Cash and cash equivalents decreased in the first three months of 2003 by $17,115 as the result of the net loss of $26,475, offset by decreases in receivables of $365 and prepaid insurance of $3,000, and an increase in various liabilities totaling $5,995.

As of March 31, 2003 and December 31, 2002, the Company holds no mortgage notes.

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

B.H.I.T. Inc.

By: /s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer	Date: May 6, 2003

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By: /s/ James Benenson, Jr. James Benenson, Jr. Chairman of the Board of Director President and Chief Executive Officer

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By: /s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer