Form 10QSB
period 2003-06-30
BHIT INC
filed 2003-08-12
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Shares of Common Stock Outstanding as of August 5, 2003: 14,988,051

Transitional Small Business Disclosure Format	Yes ( ) No (X).

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2003

B.H.I.T. INC.

Part I — FINANCIAL INFORMATION

Balance Sheets

ASSETS

	June 30, 2003	December 31, 2002

	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,664,943	$1,712,815
Interest receivable	1,684	2,142
Prepaid insurance	3,000	9,000

Total Current Assets	$1,669,627	$1,723,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$33,235	$37,003

STOCKHOLDERS’ EQUITY (DEFICIT)

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued for 2003 and 2002	88,060,847	88,060,847
Accumulated deficit	(86,416,266)	(86,365,704)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,636,392	1,686,954

Total Liabilities and Stockholders’ Equity	$1,669,627	$1,723,957

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

REVENUE
Interest earned on cash and cash equivalents	$5,494	$7,300
Interest earned on mortgage receivable	—	8,250

Total revenue	5,494	15,550

EXPENSES
General and administrative	29,581	26,176

NET LOSS	$(24,087)	$(10,626)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2003 and 2002)	$(0.002)	$(0.001)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

REVENUE
Interest earned on cash and cash equivalents	$11,146	$15,230
Interest earned on mortgage receivable	—	16,500

Total revenue	11,146	31,730

EXPENSES
General and administrative	61,708	45,495

NET LOSS	$(50,562)	$(13,765)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2003 and 2002)	$(0.003)	$(0.001)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2003
(Unaudited)

	Common Stock
				Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2002	15,020,808	$88,060,847	$(86,365,704)	32,757	$(8,189)	$1,686,954

Net loss for the six months ended June 30, 2003	—	—	(50,562)	—	—	(50,562)

Stockholders’ equity (deficit) June 30, 2003	15,020,808	$88,060,847	$(86,416,266)	32,757	$(8,189)	$1,636,392

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Operating Activities:
Net Loss	$(50,562)	$(13,765)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Interest receivable	458	3,381
Prepaid insurance	6,000	(15,000)
Accounts payable and accrued expenses	(3,768)	(8,978)

Net cash used in operating activities	(47,872)	(34,362)

Cash and cash equivalents at beginning of period	1,712,815	1,471,139

Cash and cash equivalents at end of period	$1,664,943	$1,436,777

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, and the results of its operations for the three months and six months ended June 30, 2003 and 2002; and cash flows for the six months ended June 30, 2003 and 2002.

The financial information included herein for the three months and six months ended June 30, 2003 and June 30, 2002 is unaudited.

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

The results of operations for the six months ended June 30, 2003 presented are not necessarily indicative of the results to be expected for the full 2003 year.

NOTE 2.   MORTGAGE LOANS

During 1997, the Company invested $1,000,000 in a loan secured by a mortgage on a related commercial property located in Dallas, Texas. Principal payments were made in April 1998 and June 2000, totaling $725,000. On June 30, 2002, the principal balance due was $275,000, with a due date of April 1, 2003, with a yield of 12% per annum and requiring monthly interest payments. On December 18, 2002, the Company received repayment of the outstanding principal balance of $275,000 plus accrued interest.

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

Certain statements in this quarterly report, included within this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, which are not historical in nature, are intended to be, and hereby identified as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements due to several important factors hereafter identified, among others, as well as other risks and uncertainties identified from time-to-time in the Company’s reports filed with the United States Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

BUSINESS OPERATIONS AND HISTORY

The Company’s current operations relate primarily to servicing its cash investment portfolio and seeking profitable investments including mortgage loans for its available funds.

The business of the Company is not seasonal and the Company has no foreign or export business. The Company does not segregate revenue or assets by geographical region because such presentation would not be material to an understanding of the Company’s business.

The Company was originally established to invest in mortgage loans principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties.

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,416,266 on June 30, 2003.

B.H.I.T. INC.

BUSINESS OPERATIONS AND HISTORY (Continued)

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on June 30, 2003.

RESULTS OF OPERATIONS

Total revenue for the three months and six months ended June 30, 2003, compared to the same periods in 2002, decreased by $10,056 and $20,584, respectively, due primarily to reduced interest earned resulting from lower interest rates. The lower interest rate resulted primarily from the repayment of a high yield mortgage note, referred to in Note 2.

Total expenses for the three months and six months ended June 30, 2003, compared to the same periods in 2002, increased by $3,405 and $16,213, respectively, due primarily to increases in various taxes, insurance, and professional service fees, such as outside audit fees and stock transfer agency fees.

The net loss for the three months and six months ended June 30, 2003, compared to the same periods in 2002, increased by $13,461 and $36,797, respectively. The increase in net loss results primarily from a decrease in mortgage interest revenue and increases in various general and administrative expenses for the three months and six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at June 30, 2003 and December 31, 2002 was $1,664,943 and $1,712,815, respectively. Cash and cash equivalents decreased in the first six months of 2003 by $47,872 primarily as the result of the Company’s net loss of $50,562.

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

EXHIBIT 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.H.I.T. Inc.

By:	/s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Office	Date: August 8, 2003