Form 10QSB
period 2003-09-30
BHIT INC
filed 2003-11-12
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes (X)     NO (  ).

Shares of Common Stock Outstanding as of November 4, 2003: 14,988,051

Transitional Small Business Disclosure Format

Yes (  )     NO (X).

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

INDEX	PAGE

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3

Statements of Operations for the three months ended September 30, 2003 and 2002 (unaudited)	4

Statements of Operations for the nine months ended September 30, 2003 and 2002 (unaudited)	5

Statement of Stockholders’ Equity for the nine months ended September 30, 2003 (unaudited)	6

Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	7

Notes to Financial Statements (unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	11

ITEM 6. Exhibits and Reports on Form 8-K	11

SIGNATURES	12

B.H.I.T. INC.

Part I — FINANCIAL INFORMATION

Balance Sheets

ASSETS

	September 30, 2003	December 31, 2002

	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,648,850	$1,712,815

Interest receivable	1,501	2,142

Prepaid insurance	—	9,000

Total Current Assets	$1,650,351	$1,723,957

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$36,438	$37,003

STOCKHOLDERS’ EQUITY (DEFICIT)

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at September 30, 2003 and December 31, 2002	88,060,847	88,060,847

Accumulated deficit	(86,438,745)	(86,365,704)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,613,913	1,686,954

Total Liabilities and Stockholders’ Equity	$1,650,351	$1,723,957

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations

For the Three Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

REVENUE

Interest earned on cash and cash equivalents	$4,897	$7,163

Interest earned on mortgage receivable	—	8,250

Total revenue	4,897	15,413

EXPENSES

General and administrative	27,376	22,337

NET LOSS	$(22,479)	$(6,924)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2003 and 2002)	$(0.001)	$0.000

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

REVENUE

Interest earned on cash and cash equivalents	$16,043	$22,393

Interest earned on mortgage receivable	—	24,750

Total revenue	16,043	47,143

	—	—

EXPENSES

General and administrative	89,084	67,832

NET LOSS	$(73,041)	$(20,689)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2003 and 2002)	$(0.005)	$(0.001)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2003
(Unaudited)

	Common Stock
				Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2002	15,020,808	$88,060,847	$(86,365,704)	32,757	$(8,189)	$1,686,954

Net loss for the nine months ended September 30, 2003	—	—	(73,041)	—	—	(73,041)

Stockholders’ equity (deficit) September 30, 2003	15,020,808	$88,060,847	$(86,438,745)	32,757	$(8,189)	$1,613,913

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Operating Activities:

Net Loss	$(73,041)	($20,689)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:

Interest receivable	641	3,434

Prepaid insurance	9,000	(12,000)

Accounts payable and accrued expenses	(565)	(5,118)

Net cash used in operating activities	(63,965)	(34,373)

Cash and cash equivalents at beginning of period	1,712,815	1,471,139

Cash and cash equivalents at end of period	$1,648,850	$1,436,766

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, and the results of its operations for the three months and nine months ended September 30, 2003 and 2002; and cash flows for the nine months ended September 30, 2003 and 2002.

The financial information included herein for the three months and nine months ended September 30, 2003 and September 30, 2002 is unaudited.

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

The results of operations for the nine months ended September 30, 2003 presented are not necessarily indicative of the results to be expected for the full 2003 year.

NOTE 2.   MORTGAGE LOANS

During 1997, the Company invested $1,000,000 in a loan secured by a mortgage on a related commercial property located in Dallas, Texas. Principal payments were made in April 1998 and June 2000, totaling $725,000. On September 30, 2002, the principal balance due was $275,000, with a due date of April 1, 2003, with a yield of 12% per annum and requiring monthly interest payments. On December 18, 2002, the Company received repayment of the outstanding principal balance of $275,000 plus accrued interest.

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,438,745 on September 30, 2003.

B.H.I.T. INC.

BUSINESS OPERATIONS AND HISTORY (Continued)

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on September 30, 2003.

RESULTS OF OPERATIONS

Total revenue for the three months and nine months ended September 30, 2003, compared to the same periods in 2002, decreased by $10,516 and $31,100, respectively, due primarily to reduced interest earned resulting from lower interest rates. The lower interest rate resulted primarily from the repayment of a high yield mortgage note, referred to in Note 2.

Total expenses for the three months and nine months ended September 30, 2003, compared to the same periods in 2002, increased by $5,039 and $21,252, respectively, due primarily to increases in various expenses including insurance, state tax, and professional service fees, such as outside audit fees and stock transfer agency fees.

The net loss for the three months and nine months ended September 30, 2003, compared to the same periods in 2002, increased by $15,555 and $52,352, respectively. The increase in net loss results primarily from a decrease in mortgage interest revenue and increases in various general and administrative expenses for the three months and nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at September 30, 2003 and December 31, 2002 was $1,648,850 and $1,712,815, respectively. Cash and cash equivalents decreased in the first nine months of 2003 by $63,965 primarily as the result of the Company’s net loss of $73,041.

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

B.H.I.T. Inc.

By: /s/ John V. Curci John V. Curci Date: Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer	November 7, 2003