Form 10KSB
period 2003-12-31
BHIT INC
filed 2004-03-25
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

The Registrant’s Revenue for the preceding twelve months was $20,822. Shares of common stock outstanding as of March 19, 2004: 14,988,051. Aggregate market value of the Registrant’s shares of common stock held by non-affiliates as of such date was approximately $1,311,673.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 8 of sequentially numbered pages references Exhibits 31.1 and 31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 32 Certification Pursuant to U.S.C. Section 1350.

Transitional Small Business Disclosure Format Yes (   ) No (X).

B.H.I.T. INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2003

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,462,681 on December 31, 2003.

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on December 31, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal office is located in Brecksville, Ohio in a leased facility that is shared with common employees of Arrowhead.

B.H.I.T. INC.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceedings as of March 1, 2004, nor were any proceedings terminated during the year ended December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

B.H.I.T. INC.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares of common stock trade on the NASDAQ Over The Counter Bulletin Board (OTC) (Symbol – VHTI). The range of high and low closing prices for each of the quarters in the years ended December 31, 2003 and 2002 are as follows:

Calendar		Share Price
Quarter		2003	2002
First	High	$0.16	$0.12
Quarter	Low	0.10	0.11
Second	High	0.22	0.12
Quarter	Low	0.14	0.09
Third	High	0.25	0.10
Quarter	Low	0.16	0.09
Fourth	High	0.32	0.11
Quarter	Low	0.19	0.10

The Company’s shares began trading on the OTC during the week of October 28, 1996, prior to that time they traded on the American Stock Exchange. The Company has not made distributions nor declared dividends in either 2003 or 2002. On December 31, 2003, there were 2,197 record holders of common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Total revenue for the years ended December 31, 2003 and 2002 was $20,822 and $60,810, respectively. The decrease of $39,988 in 2003 was primarily due to reduced interest earned resulting from lower interest rates. The lower interest rate resulted primarily from the repayment of a high yield mortgage note, referred to in Note 2 of the accompanying financial statements.

B.H.I.T. INC.

RESULTS OF OPERATIONS (continued)

Total expenses for the years ended December 31, 2003 and 2002 were $117,799 and $90,886, respectively. The increase of $26,913 was due primarily to increases in various expenses including insurance, franchise tax, and professional service fees, such as outside audit fees and stock transfer agency fees.

The net loss for 2003 was $96,977 ($0.006 per share) compared to a net loss of $30,076 ($0.002 per share) for 2002.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company invested $1,000,000 in a mortgage loan, at monthly interest of 12% per annum. Principal payments of $700,000 and $25,000, respectively, were made in April 1998 and June 2000. On December 18, 2002, the Company received full repayment of the outstanding principal balance of $275,000 plus accrued interest.

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance on December 31, 2003 and 2002 was $1,612,724 and $1,712,815 respectively. The decrease of $100,091 in cash and cash equivalents during 2003 is the primarily the result of the net loss of $96,977.

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

ITEM 8A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

B.H.I.T. INC.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are Directors and/or Officers of the Company:

James Benenson, Jr., age 67, has served as Chairman of the Board of Directors since October 2001, and as President and Chief Executive Officer of the Company since September 2000. Mr. Benenson is also a Director and the Chief Executive Officer of Vesper Corporation since 1979, and Chairman and Chief Executive Officer of Arrowhead Holdings Corporation since 1983.

George M. Isdale, Jr., age 62, has been a Director of the Company since December 2002. Mr. Isdale has been a Senior Vice President of UBS Group, a global financial services organization, since 1990.

James A. Lash, age 59, was a Director of the Company from September 2000 to February 9, 2004. Mr. Lash has also been Chairman, since 1976, of Manchester Principal LLC, a venture capital firm and also a Director of Vesper Corporation since 1998. Effective February 9, 2004, Mr. Lash resigned from the Board of Directors of B.H.I.T. Inc. The resignation was not requested by the Company and was not the result of any disagreement between Mr. Lash and the Company. No replacement has yet been named to the Board.

John V. Curci, age 59, has been the Chief Financial Officer since October 2001, and the Vice President and Treasurer of the Company since September 2000. Mr. Curci has also been the Vice President, Treasurer, Secretary and Chief Financial Officer of Vesper Corporation since 1979. In addition, Mr. Curci has been Vice President, Treasurer and Chief Financial Officer of Arrowhead Holdings Corporation since 1983.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company. A copy of the Company’s code of ethics will be made available, without charge, to any person who requests a copy by submitting a written request addressed to the Chief Financial Officer of the Company at 6950 South Edgerton Road, Brecksville, Ohio 44141-3184.

The Company believes that all reports required to be filed pursuant to the 1934 Act, with respect to transactions in the Company’s Common Stock through December 31, 2003, were filed on a timely basis.

B.H.I.T. INC.

ITEM 10. EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

No arrangements currently exist with respect to payments to the Directors for their service on the Company’s Board of Directors, and no fees have been paid during the years 2003 and 2002.

B. EXECUTIVE COMPENSATION

No salary was paid to the Company’s Chief Executive Officer during 2003 or 2002 nor was any other officer paid $100,000 or more during those years.

There were no long-term compensation awards, payments or options granted or exercised during the years 2003 and 2002. There were no options outstanding to acquire stock of the Company as of December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 19, 2004, on each shareholder who is known by the Company to own beneficially more than 5% of the shares of its Common Stock. There are no shares beneficially owned by any current director or officer of the Company.

Amount and
Nature of
	Name of	Beneficial	Percent
Title of Class	Beneficial Owner	Ownership	of Class
Shares of Common Stock $.01 Par Value	Arrowhead Holdings Corporation 6950 South Edgerton Road Brecksville, Ohio, 44141	6,243,563 shares	41.7%

	Directors and Officers (1)	—	—

(1) Mr. Benenson is the Chairman and Chief Executive Officer of Arrowhead and holds the majority of the voting stock in Arrowhead. Mr. Benenson disclaims any beneficial interest in the Common Stock of B.H.I.T. Inc. held by Arrowhead.

B.H.I.T. INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s principal offices are located in a facility shared with Arrowhead. During the years ended 2003 and 2002, the Company reimbursed Arrowhead for expenses totaling $53,230 and $38,298, respectively, principally for salaries including benefits, and also insurance, rent, utilities and various other office expenses.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

EXHIBIT 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. REPORTS ON FORM 8-K

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP has served as the Company’s Certified Public Accountants since the year 2000. Audit fees billed during the years ended December 31, 2003 and 2002 were $23,675 and $19,315, respectively. There were no other services rendered by Grant Thornton, LLP during 2003 or 2002.

B.H.I.T. INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ James Benenson, Jr.

James Benenson, Jr.	Date: March 22, 2004
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ John V. Curci

John V. Curci	Date: March 22, 2004
Vice-President, Treasurer & Chief Financial Officer,
Principal Accounting Officer

B.H.I.T. INC.

Report of Independent Certified Public Accountants

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying balance sheets of B.H.I.T. Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.H.I.T. Inc. on December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                             /s/ Grant Thornton LLP

Cleveland, Ohio
January 30, 2004

B.H.I.T. INC.

Balance Sheets

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,612,724	$1,712,815
Interest receivable on cash and cash equivalents	1,624	2,142
Prepaid insurance	14,250	9,000

Total Current Assets	$1,628,598	$1,723,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and other accrued expenses	$38,621	$37,003
STOCKHOLDERS’ EQUITY (DEFICIT)
Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued as of December 31, 2003 and 2002	88,060,847	88,060,847
Accumulated deficit	(86,462,681)	(86,365,704)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,589,977	1,686,954

Total Liabilities and Stockholders’ Equity	$1,628,598	$1,723,957

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations

	Years Ended December 31,
	2003	2002
REVENUE
Interest earned on cash and cash equivalents	$20,822	$28,875
Interest earned on mortgage receivable	—	31,935

Total revenue	20,822	60,810

EXPENSES
General and administrative	117,799	90,886

Net loss	$(96,977)	$(30,076)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2003 and 2002)	$(0.006)	$(0.002)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Stockholders’ Equity

Years Ended December 31, 2003 and 2002

	Common Stock			Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity (deficit) December 31, 2001	15,020,808	$88,060,847	$(86,335,628)	32,757	$(8,189)	$1,717,030
Net loss for the year ended December 31, 2002	—	—	(30,076)	—	—	(30,076)

Stockholders’ equity (deficit) December 31, 2002	15,020,808	$88,060,847	$(86,365,704)	32,757	$(8,189)	$1,686,954
Net loss for the year ended December 31, 2003	—	—	(96,977)	—	—	(96,977)

Stockholders’ equity (deficit) December 31, 2003	15,020,808	$88,060,847	$(86,462,681)	32,757	$(8,189)	$1,589,977

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows

	Years Ended December 31,
	2003	2002
Operating Activities:
Net Loss	$(96,977)	$(30,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in certain assets and liabilities:
Mortgage loan receivable	—	275,000
Interest and miscellaneous receivables	518	6,348
Prepaid insurance	(5,250)	(9,000)
Accounts payable and accrued expenses	1,618	(596)

Net cash provided by (used in) operating activities	(100,091)	241,676
Cash and cash equivalents at beginning of period	1,712,815	1,471,139

Cash and cash equivalents at end of period	$1,612,724	$1,712,815

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

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

Loss Per Share

Basic and diluted loss per share was calculated in 2003 and 2002 using 14,988,051 shares, the shares outstanding each year. There were no dilutive securities outstanding during 2003 and 2002.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash and cash equivalents.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2003 and 2002

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

NOTE 2. MORTGAGE LOANS RECEIVABLE

On August 20, 1997, the Company made a first mortgage loan in the amount of $1,000,000, secured by a commercial property located in Dallas, Texas. Principal payments were made in April 1998 and June 2000, totaling $725,000. Mortgage loan terms required monthly interest payments at the rate of 12% per annum. On December 18, 2002, the Company received repayment of the outstanding principal balance of $275,000 plus accrued interest.

NOTE 3. TRANSACTIONS WITH AFFILIATES

The Company’s principal offices are located in a facility shared with Arrowhead Holdings Corporation (“Arrowhead”). During the years ended 2003 and 2002, the Company reimbursed Arrowhead $53,230 and $38,298, respectively, principally for salaries including benefits, and also insurance, rent, utilities and various other office expenses.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2003 and 2002

NOTE 4. LEASE COMMITMENTS

Since October 1, 2001, office space is shared with Arrowhead in Brecksville, Ohio. Rent expense for the years ended December 31, 2003 and 2002 was $3,919 and $3,700, respectively. The Company is not a party to the Ohio office lease, accordingly, there are no future lease commitments.

NOTE 5. INCOME TAXES

The Company reported no income tax expense or benefit for the years ended December 31, 2003 and 2002 due to the net operating losses incurred during both years.

The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred assets.

	2003	2002
Tax effect of net operating loss carryforward	$29,648,364	$29,610,368
Valuation allowance	(29,648,364)	(29,610,368)

Net deferred tax asset	$—	$—

The net change in the tax-effected net operating loss and the total valuation allowance is the result of the loss in 2003.

The net operating loss carryforwards are scheduled to expire between 2005 and 2023. Net operating loss utilization may be subject to any applicable limitation contained in the Internal Revenue Code.