Form 10QSB
period 2004-03-31
BHIT INC
filed 2004-05-12
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Shares of Common Stock Outstanding as of May 10, 2004: 14,988,051
Transitional Small Business Disclosure Format	Yes ( ) No (X).

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2004

B.H.I.T. INC.

Part I — FINANCIAL INFORMATION

Balance Sheets

ASSETS

	March 31, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,586,177	$1,612,724
Interest receivable	1,456	1,624
Prepaid insurance	10,903	14,250

Total Current Assets	$1,598,536	$1,628,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other accrued expenses	$34,203	$38,621
STOCKHOLDERS’ EQUITY
Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at March 31, 2004 and December 31, 2003	88,060,847	88,060,847
Accumulated deficit	(86,488,325)	(86,462,681)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,564,333	1,589,977

Total Liabilities and Stockholders’ Equity	$1,598,536	$1,628,598

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
REVENUE
Interest earned on cash and cash equivalents	$4,449	$5,652
EXPENSES
General and administrative	30,093	32,127

NET LOSS	($25,644)	($26,475)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2004 and 2003)	($0.002)	($0.002)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2004
(Unaudited)

	Common Stock
	Shares		Accumulated	Treasury Stock
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2003	15,020,808	$88,060,847	($86,462,681)	32,757	($8,189)	$1,589,977
Net loss for the three months ended March 31, 2004	—	—	(25,644)	—	—	(25,644)

Stockholders’ equity March 31, 2004	15,020,808	$88,060,847	($86,488,325)	32,757	($8,189)	$1,564,333

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Operating Activities:
Net Loss	($25,644)	($26,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Interest receivable	168	365
Prepaid insurance	3,347	3,000
Accounts payable and accrued expenses	(4,418)	5,995

Net cash used in operating activities	(26,547)	(17,115)
Cash and cash equivalents at beginning of period	1,612,724	1,712,815

Cash and cash equivalents at end of period	$1,586,177	$1,695,700

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.

The financial information included herein for the three months ended March 31, 2004 and March 31, 2003 is unaudited.

Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company’s latest annual report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 presented are not necessarily indicative of the results to be expected for the full 2004 year.

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,488,325 on March 31, 2004.

B.H.I.T. INC.

BUSINESS OPERATIONS AND HISTORY (Continued)

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on March 31, 2004.

RESULTS OF OPERATIONS

Total revenue for the three months ended March 31, 2004, compared to the same period in 2003, decreased by $1,203, due primarily to reduced interest earned on invested funds.

Total expenses for the three months ended March 31, 2004, compared to the same period in 2003, decreased by $2,034, due primarily to decreases in various expenses including insurance, state tax, and professional service fees, such as outside audit fees and stock transfer agency fees.

Accordingly, the net loss for the three months ended March 31, 2004, compared to the same period in 2003, decreased by $831.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at March 31, 2004 and December 31, 2003 was $1,586,177 and $1,612,724, respectively. Cash and cash equivalents decreased in the first three months of 2004 by $26,547 primarily as the result of the Company’s net loss of $25,644.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

ITEM 3. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

B.H.I.T. INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant is not aware of any material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

EXHIBIT 31.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

EXHIBIT 31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

EXHIBIT 32 Certification Pursuant to 18 U.S.C. Section 1350

     (b) REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.H.I.T. Inc.

By:	/s/ John V. Curci John V. Curci Vice-President, Treasurer & Chief Financial Officer Principal Accounting Officer	Date: May 12, 2004