Form 10QSB
period 2004-06-30
BHIT INC
filed 2004-08-02
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐.

Shares of Common Stock Outstanding as of August 2, 2004: 14,988,051

Transitional Small Business Disclosure Format Yes ☐ No ☑.

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2004

ITEM 1. Financial Statements

B.H.I.T. INC.

Part I — FINANCIAL INFORMATION

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,573,102	$1,612,724
Interest receivable	1,495	1,624
Prepaid insurance	—	14,250

Total Current Assets	$1,574,597	$1,628,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other accrued expenses	$32,999	$38,621
STOCKHOLDERS’ EQUITY
Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at June 30, 2004 and December 31, 2003	88,060,847	88,060,847
Accumulated deficit	(86,511,060)	(86,462,681)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,541,598	1,589,977

Total Liabilities and Stockholders’ Equity	$1,574,597	$1,628,598

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Three Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
REVENUE
Interest earned on cash and cash equivalents	$4,437	$5,494
EXPENSES
General and administrative	27,172	29,581

NET LOSS	($22,735)	($24,087)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2004 and 2003)	($0.002)	($0.002)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
REVENUE
Interest earned on cash and cash equivalents	$8,886	$11,146
EXPENSES
General and administrative	57,265	61,708

NET LOSS	($48,379)	($50,562)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2004 and 2003)	($0.003)	($0.003)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2004
(Unaudited)

	Common Stock			Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2003	15,020,808	$88,060,847	($86,462,681)	32,757	($8,189)	$1,589,977
Net loss for the six months ended June 30, 2004	—	—	(48,379)	—	—	(48,379)

Stockholders’ equity June 30, 2004	15,020,808	$88,060,847	($86,511,060)	32,757	($8,189)	$1,541,598

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Operating Activities:
Net Loss	($48,379)	($50,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Interest receivable	129	458
Prepaid insurance	14,250	6,000
Accounts payable and accrued expenses	(5,622)	(3,768)

Net cash used in operating activities	(39,622)	(47,872)
Cash and cash equivalents at beginning of period	1,612,724	1,712,815

Cash and cash equivalents at end of period	$1,573,102	$1,664,943

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

The financial information included herein for the three months and six months ended June 30, 2004 and June 30, 2003 is unaudited.

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

The results of operations for the six months ended June 30, 2004 presented are not necessarily indicative of the results to be expected for the full 2004 year.

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

BUSINESS OPERATIONS AND HISTORY

The Company’s current operations relate primarily to servicing its cash investment portfolio and seeking investments including mortgage loans for its available funds.

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,511,060 on June 30, 2004.

B.H.I.T. INC.

BUSINESS OPERATIONS AND HISTORY (Continued)

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company’s stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares by Arrowhead have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on June 30, 2004.

RESULTS OF OPERATIONS

Total revenue for the three months and six months ended June 30, 2004, compared to the same period in 2003, decreased by $1,057 and $2,260, respectively, due to reduced interest earned on invested funds.

Total expenses for the three months and six months ended June 30, 2004, compared to the same period in 2003, decreased by $2,409 and $4,443, respectively, due primarily to decreases in general insurance and outside audit fees.

Accordingly, the net loss for the three months and six months ended June 30, 2004, compared to the same periods in 2003, decreased by $1,352 and $2,183, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at June 30, 2004 and December 31, 2003 was $1,573,102 and $1,612,724, respectively. Cash and cash equivalents decreased in the six months of 2004 by $39,622 primarily as the result of the Company’s net loss of $48,379.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

ITEM 3. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

B.H.I.T. Inc.

By:	/s/ John V. Curci

	John V. Curci	Date: August 2, 2004
Vice-President, Treasurer & Chief Financial Officer
Principal Accounting Officer