Form 10QSB
period 2004-09-30
BHIT INC
filed 2004-11-10
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares of Common Stock Outstanding as of November 5, 2004: 14,988,051

Transitional Small Business Disclosure Format	Yes ( ) No (X).

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

B.H.I.T. INC.

Part I — FINANCIAL INFORMATION

Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,558,742	$1,612,724
Interest receivable	2,125	1,624
Prepaid insurance	1,770	14,250

Total Current Assets	$1,562,637	$1,628,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other accrued expenses	$38,971	$38,621

STOCKHOLDERS’ EQUITY
Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at September 30, 2004 and December 31, 2003	88,060,847	88,060,847
Accumulated deficit	(86,528,992)	(86,462,681)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,523,666	1,589,977

Total Liabilities and Stockholders’ Equity	$1,562,637	$1,628,598

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
REVENUE
Interest earned on cash and cash equivalents	$5,962	$4,897
EXPENSES
General and administrative	23,894	27,376

NET LOSS	($17,932)	($22,479)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2004 and 2003)	($0.001)	($0.001)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
REVENUE
Interest earned on cash and cash equivalents	$14,848	$16,043
EXPENSES
General and administrative	81,159	89,084

NET LOSS	($66,311)	($73,041)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2004 and 2003)	($0.004)	($0.005)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2004

(Unaudited)

	Common Stock			Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2003	15,020,808	$88,060,847	($86,462,681)	32,757	($8,189)	$1,589,977
Net loss for the nine months ended September 30, 2004	—	—	(66,311)	—	—	(66,311)

Stockholders’ equity September 30, 2004	15,020,808	$88,060,847	($86,528,992)	32,757	($8,189)	$1,523,666

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Operating Activities:
Net Loss	($66,311)	($73,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Interest receivable	(501)	641
Prepaid insurance	12,480	9,000
Accounts payable and accrued expenses	350	(565)

Net cash used in operating activities	(53,982)	(63,965)
Cash and cash equivalents at beginning of period	1,612,724	1,712,815

Cash and cash equivalents at end of period	$1,558,742	$1,648,850

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

The financial information included herein for the three months and nine months ended September 30, 2004 and September 30, 2003 is unaudited.

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

The results of operations for the nine months ended September 30, 2004 presented are not necessarily indicative of the results to be expected for the full 2004 year.

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,528,992 on September 30, 2004.

B.H.I.T. INC.

BUSINESS OPERATIONS AND HISTORY (Continued)

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company’s stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares by Arrowhead have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on September 30, 2004.

RESULTS OF OPERATIONS

Total revenue for the three months ended September 30, 2004, compared to the same period in 2003, increased by $1,065 as the result of higher interest earned on invested funds during the quarter. However, total revenue for the nine months ended September 30, 2004 as compared to the same period in 2003, has decreased by $1,195 due to reduced interest earned during the period.

Total expenses for the three months and nine months ended September 30, 2004, compared to the same period in 2003, decreased by $3,482 and $7,925, respectively, due primarily to decreases in general insurance and outside audit fees.

Accordingly, the net loss for the three months and nine months ended September 30, 2004, compared to the same periods in 2003, decreased by $4,547 and $6,730, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at September 30, 2004 and December 31, 2003 was $1,558,742 and $1,612,724, respectively. Cash and cash equivalents decreased in the nine months of 2004 by $53,982 primarily as the result of the Company’s net loss of $66,311.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

ITEM 3. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

B.H.I.T. Inc.

By:	/s/ John V. Curci

	John V. Curci	Date: November 5, 2004
Vice-President, Treasurer & Chief Financial Officer
Principal Accounting Officer