Form 10KSB
period 2004-12-31
BHIT INC
filed 2005-03-24
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

The Registrant’s Revenue for the preceding twelve months was $22,913. Shares of common stock outstanding as of March 16, 2005: 14,988,051. Aggregate market value of the Registrant’s shares of common stock held by non-affiliates as of such date was approximately $699,559.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 7 of sequentially numbered pages references Exhibits 31.1 and 31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 32 Certification Pursuant to U.S.C. Section 1350.

Transitional Small Business Disclosure Format Yes ☐ No ☑.

B.H.I.T. INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,540,974 on December 31, 2004.

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on December 31, 2004.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal office is located in Brecksville, Ohio in a leased facility that is shared with common employees of Arrowhead.

B.H.I.T. INC.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceedings as of March 1, 2005, nor were any proceedings terminated during the year ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

B.H.I.T. INC.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares of common stock trade on the NASDAQ Over The Counter Bulletin Board (OTC) (Symbol – VHTI). The range of high and low closing prices for each of the quarters in the years ended December 31, 2004 and 2003 are as follows:

Calendar		Share Price
Quarter		2004	2003
First	High	$0.20	$0.16
Quarter	Low	0.17	0.10

Second	High	0.21	0.22
Quarter	Low	0.15	0.14

Third	High	0.15	0.25
Quarter	Low	0.11	0.16

Fourth	High	0.12	0.32
Quarter	Low	0.07	0.19

The Company’s shares began trading on the OTC during the week of October 28, 1996, prior to that time they traded on the American Stock Exchange. The Company has not made distributions nor declared dividends in either 2004 or 2003. On December 31, 2004, there were 2,194 record holders of common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Total revenue for the years ended December 31, 2004 and 2003 was $22,913 and $20,822, respectively. The increase of $2,091 in 2004 was the result of higher interest earned on invested funds during the year.

Total expenses for the years ended December 31, 2004 and 2003 were $101,206 and $117,799, respectively. The decrease of $16,593 was due primarily to a decrease in general insurance.

The net loss for 2004 was $78,293 ($0.005 per share) compared to a net loss of $96,977 ($0.006 per share) for 2003.

B.H.I.T. INC.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance on December 31, 2004 and 2003 was $1,536,596 and $1,612,724 respectively. The decrease of $76,128 in cash and cash equivalents during 2004 is the primarily the result of the net loss of $78,293.

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

ITEM 8A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

B.H.I.T. INC.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are Directors and/or Officers of the Company:

James Benenson, Jr., age 68, has served as Chairman of the Board of Directors since October 2001, and as President and Chief Executive Officer of the Company since September 2000. Mr. Benenson is also a Director and the Chief Executive Officer of Vesper Corporation since 1979, and Chairman and Chief Executive Officer of Arrowhead Holdings Corporation since 1983.

John V. Curci, age 60, has served as a Director of the Company since April 1, 2004, and as the Chief Financial Officer since October 2001, and the Vice President and Treasurer of the Company since September 2000. Mr. Curci has also been the Vice President, Treasurer, Secretary and Chief Financial Officer of Vesper Corporation since 1979. In addition, Mr. Curci has been Vice President, Treasurer and Chief Financial Officer of Arrowhead Holdings Corporation since 1983.

George M. Isdale, Jr., age 63, was a Director of the Company from December 2002 to March 31, 2004. Mr. Isdale has been a Senior Vice President of UBS Group, a global financial services organization, since 1990. Effective March 31, 2004, Mr. Isdale resigned from the Board of Directors of B.H.I.T. Inc. The resignation was not requested by the Company and was not the result of any disagreement between Mr. Isdale and the Company.

James A. Lash, age 60, was a Director of the Company from September 2000 to February 9, 2004. Mr. Lash has been Chairman, since 1976, of Manchester Principal LLC, a venture capital firm and also a Director of Vesper Corporation from 1998 through April 30, 2004. Effective February 9, 2004, Mr. Lash resigned from the Board of Directors of B.H.I.T. Inc. The resignation was not requested by the Company and was not the result of any disagreement between Mr. Lash and the Company. No replacement has yet been named to the Board.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company. A copy of the Company’s code of ethics will be made available, without charge, to any person who requests a copy by submitting a written request addressed to the Chief Financial Officer of the Company at 6950 South Edgerton Road, Brecksville, Ohio 44141-3184.

The Company believes that all reports required to be filed pursuant to the 1934 Act, with respect to transactions in the Company’s Common Stock through December 31, 2004, were filed on a timely basis.

B.H.I.T. INC.

ITEM 10. EXECUTIVE COMPENSATION

A. DIRECTOR COMPENSATION

No arrangements currently exist with respect to payments to the Directors for their service on the Company’s Board of Directors, and no fees have been paid during the years 2004 and 2003.

B. EXECUTIVE COMPENSATION

No salary or other compensation was paid to the Company’s Chief Executive Officer during 2004 or 2003 nor was any other officer paid $100,000 or more during those years.

There were no long-term compensation awards, payments or options granted or exercised during the years 2004 and 2003. There were no options outstanding to acquire stock of the Company as of December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 16, 2005, on each shareholder who is known by the Company to own beneficially more than 5% of the shares of its Common Stock. There are no shares beneficially owned by any current director or officer of the Company.

Amount and
Nature of
	Name of	Beneficial	Percent
Title of Class	Beneficial Owner	Ownership	of Class
Shares of Common Stock	Arrowhead Holdings	6,243,563 shares	41.7%
$.01 Par Value	Corporation
6950 South Edgerton Road
Brecksville, Ohio, 44141

	Directors and Officers (1)	—	—

(1)	Mr. Benenson is the Chairman and Chief Executive Officer of Arrowhead and holds the majority of the voting stock in Arrowhead. Mr. Benenson disclaims any beneficial interest in the Common Stock of B.H.I.T. Inc. held by Arrowhead.

B.H.I.T. INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s principal offices are located in a facility shared with Arrowhead. During the years ended 2004 and 2003, the Company reimbursed Arrowhead for expenses totaling $55,407 and $53,230, respectively, principally for salaries including benefits, and also insurance, rent, utilities and various other office expenses.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

     EXHIBIT 31.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

     EXHIBIT 31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

     EXHIBIT 32 Certification Pursuant to 18 U.S.C. Section 1350

B. REPORTS ON FORM 8-K

     NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP has served as the Company’s Certified Public Accountants since the year 2000. Audit fees billed during the years ended December 31, 2004 and 2003 were $22,870 and $23,675, respectively. There were no other services rendered by Grant Thornton, LLP during 2004 or 2003.

B.H.I.T. INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ James Benenson, Jr.

James Benenson, Jr.	Date: March 22, 2005
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ John V. Curci

John V. Curci	Date: March 22, 2005
Vice-President, Treasurer & Chief Financial Officer, Principal Accounting Officer

B.H.I.T. INC.

Report of Independent Registered Public Accounting Firm

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying balance sheets of B.H.I.T. Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.H.I.T. Inc. on December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cleveland, Ohio
February 3, 2005

B.H.I.T. INC.

Balance Sheets

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,536,596	$1,612,724
Interest receivable on cash and cash equivalents	3,168	1,624
Prepaid insurance	5,082	14,250

Total Current Assets	$1,544,846	$1,628,598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$33,162	$38,621

STOCKHOLDERS’ EQUITY (DEFICIT)

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued as of December 31, 2004 and 2003	88,060,847	88,060,847

Accumulated deficit	(86,540,974)	(86,462,681)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,511,684	1,589,977

Total Liabilities and Stockholders’ Equity	$1,544,846	$1,628,598

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations

	Years Ended December 31,
	2004	2003
REVENUE
Interest earned on cash and cash equivalents	$22,913	$20,822

EXPENSES
General and administrative	101,206	117,799

Net loss	$(78,293)	$(96,977)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2004 and 2003)	$(0.005)	$(0.006)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Stockholders’ Equity
Years Ended December 31, 2004 and 2003

	Common Stock
	Shares		Accumulated	Treasury Stock
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity (deficit) December 31, 2002	15,020,808	$88,060,847	$(86,365,704)	32,757	$(8,189)	$1,686,954

Net loss for the year ended December 31, 2003	—	—	(96,977)	—	—	(96,977)

Stockholders’ equity (deficit) December 31, 2003	15,020,808	$88,060,847	$(86,462,681)	32,757	$(8,189)	$1,589,977

Net loss for the year ended December 31, 2004	—	—	(78,293)	—	—	(78,293)

Stockholders’ equity (deficit) December 31, 2004	15,020,808	$88,060,847	$(86,540,974)	32,757	$(8,189)	$1,511,684

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows

	Years Ended December 31,
	2004	2003
Operating Activities:
Net Loss	$(78,293)	$(96,977)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in certain assets and liabilities:
Interest and miscellaneous receivables	(1,544)	518
Prepaid insurance	9,168	(5,250)
Accounts payable and accrued expenses	(5,459)	1,618

Net cash provided by (used in) operating activities	(76,128)	(100,091)

Cash and cash equivalents at beginning of period	1,612,724	1,712,815

Cash and cash equivalents at end of period	$1,536,596	$1,612,724

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

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

Loss Per Share

Basic and diluted loss per share was calculated in 2004 and 2003 using 14,988,051 shares, the shares outstanding each year. There were no dilutive securities outstanding during 2004 and 2003.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash and cash equivalents.

B.H.I.T. INC

NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2004 and 2003

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

NOTE 2. TRANSACTIONS WITH AFFILIATES

The Company’s principal offices are located in a facility shared with Arrowhead Holdings Corporation (“Arrowhead”). During the years ended 2004 and 2003, the Company reimbursed Arrowhead $55,407 and $53,230, respectively, principally for salaries including benefits, and also insurance, rent, utilities and various other office expenses.

NOTE 3. LEASE COMMITMENTS

Since October 1, 2001, office space is shared with Arrowhead in Brecksville, Ohio. Rent expense for the years ended December 31, 2004 and 2003 was $4,441 and $3,919, respectively. The Company is not a party to the Ohio office lease, accordingly, there are no future lease commitments.

B.H.I.T. INC.

NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2004 and 2003

NOTE 4. INCOME TAXES

The Company reported no income tax expense or benefit for the years ended December 31, 2004 and 2003 due to the net operating losses incurred during both years.

The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred assets.

	2004	2003
Tax effect of net operating loss carryforward	$29,679,039	$29,648,364

Valuation allowance	(29,679,039)	(29,648,364)

Net deferred tax asset	$—	$—

The net change in the tax-effected net operating loss and the total valuation allowance is the result of the loss in 2004. The net change in the valuation allowance for 2004 and 2003 was $30,675 and $37,996, respectively.

The net operating loss carryforwards are scheduled to expire between 2005 and 2024. Net operating loss utilization may be subject to any applicable limitation contained in the Internal Revenue Code.