Form 10QSB
period 2005-03-31
BHIT INC
filed 2005-05-11
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Shares of Common Stock Outstanding as of May 10, 2005: 14,988,051

Transitional Small Business Disclosure Format                                                                                 Yes ☐ No ☑.

B.H.I.T. INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2005

B.H.I.T. INC.

Part I - FINANCIAL INFORMATION

Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,511,146	$1,536,596
Interest receivable on cash and cash equivalents	3,458	3,168
Prepaid insurance and miscellaneous expenses	4,981	5,082

Total Current Assets	$1,519,585	$1,544,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$32,135	$33,162

STOCKHOLDERS’ EQUITY

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at March 31, 2005 and December 31, 2004	88,060,847	88,060,847

Accumulated deficit	(86,565,208)	(86,540,974)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,487,450	1,511,684

Total Liabilities and Stockholders’ Equity	$1,519,585	$1,544,846

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
REVENUE
Interest earned on cash and cash equivalents	$9,336	$4,449

EXPENSES
General and administrative	33,570	30,093

NET LOSS	($24,234)	($25,644)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2005 and 2004)	($0.002)	($0.002)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2005

	Common Stock
	Shares		Accumulated	Treasury Stock
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2004	15,020,808	$88,060,847	($86,540,974)	32,757	($8,189)	$1,511,684

Net loss for the three months ended March 31, 2005	—	—	(24,234)	—	—	(24,234)

Stockholders’ equity (unaudited) March 31, 2005	15,020,808	$88,060,847	($86,565,208)	32,757	($8,189)	$1,487,450

See accompanying notes to the Financial Statements.

B.H.I.T. INC.

Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities:
Net Loss	($24,234)	($25,644)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	(290)	168
Prepaid insurance and miscellaneous expenses	101	3,347
Accounts payable and accrued expenses	(1,027)	(4,418)

Net cash used in operating activities	(25,450)	(26,547)

Cash and cash equivalents at beginning of period	1,536,596	1,612,724

Cash and cash equivalents at end of period	$1,511,146	$1,586,177

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The financial information included herein for the three months ended March 31, 2005 and March 31, 2004 is unaudited.

Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company’s latest annual report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 presented are not necessarily indicative of the results to be expected for the full 2005 year.

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

As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,565,208 on March 31, 2005.

B.H.I.T. INC.

BUSINESS OPERATIONS AND HISTORY (Continued)

In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company’s stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares by Arrowhead have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on March 31, 2005.

RESULTS OF OPERATIONS

Total revenue for the three months ended March 31, 2005, compared to the same period in 2004, increased by $4,887 as the result of higher interest earned on invested funds.

Total expenses for the three months ended March 31, 2005, compared to the same period in 2004, increased by $3,477 due primarily to increases in general insurance and professional fees.

Accordingly, the net loss for the three months ended March 31, 2005, compared to the same period in 2004, decreased by $1,410.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at March 31, 2005 and December 31, 2004 was $1,511,146 and $1,536,596, respectively. Cash and cash equivalents decreased in the three months of 2005 by $25,450 primarily as the result of the Company’s net loss of $24,234.

At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

ITEM 3. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

B.H.I.T. Inc.

By:	/s/ John V. Curci

	John V. Curci	Date: May 10, 2005
Vice-President, Treasurer & Chief Financial Officer
Principal Accounting Officer