Form 10QSB
period 2005-06-30
BHIT INC
filed 2005-08-11
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Shares of Common Stock Outstanding as of August 10, 2005: 14,988,051
Transitional Small Business Disclosure Format                         Yes ☐ No ☑.

B.H.I.T. INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2005

B.H.I.T. INC.
Part I — FINANCIAL INFORMATION
Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,495,756	$1,536,596
Interest receivable on cash and cash equivalents	3,869	3,168
Prepaid insurance and miscellaneous expenses	1,667	5,082

Total Current Assets	$1,501,292	$1,544,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$31,826	$33,162

STOCKHOLDERS’ EQUITY

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at June 30, 2005 and December 31, 2004	88,060,847	88,060,847

Accumulated deficit	(86,583,192)	(86,540,974)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,469,466	1,511,684

Total Liabilities and Stockholders’ Equity	$1,501,292	$1,544,846

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Operations
For the Three Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
REVENUE
Interest earned on cash and cash equivalents	$11,289	$4,437

EXPENSES
General and administrative	29,273	27,172

NET LOSS	($17,984)	($22,735)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2005 and 2004)	($0.001)	($0.002)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Operations
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
REVENUE
Interest earned on cash and cash equivalents	$20,625	$8,886

EXPENSES
General and administrative	62,843	57,265

NET LOSS	($42,218)	($48,379)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2005 and 2004)	($0.003)	($0.003)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2005

	Common Stock
	Shares		Accumulated	Treasury Stock
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2004	15,020,808	$88,060,847	($86,540,974)	32,757	($8,189)	$1,511,684

Net loss for the six months ended June 30, 2005	—	—	(42,218)	—	—	(42,218)

Stockholders’ equity (unaudited) June 30, 2005	15,020,808	$88,060,847	($86,583,192)	32,757	($8,189)	$1,469,466

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities:
Net Loss	($42,218)	($48,379)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	(701)	129
Prepaid insurance and miscellaneous expenses	3,415	14,250
Accounts payable and accrued expenses	(1,336)	(5,622)

Net cash used in operating activities	(40,840)	(39,622)

Cash and cash equivalents at beginning of period	1,536,596	1,612,724

Cash and cash equivalents at end of period	$1,495,756	$1,573,102

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
The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, and the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.
The financial information included herein for the three and six months ended June 30, 2005 and June 30, 2004 is unaudited.
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
The results of operations for the six months ended June 30, 2005 presented are not necessarily indicative of the results to be expected for the full 2005 year.

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
As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,583,192 on June 30, 2005.

B.H.I.T. INC.
BUSINESS OPERATIONS AND HISTORY (Continued)
In September 2000, Arrowhead Holdings Corporation (“Arrowhead”) purchased 5,870,563 shares of the Company’s stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares by Arrowhead have resulted in Arrowhead owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on June 30, 2005.
RESULTS OF OPERATIONS
Total revenue for the three and six months ended June 30, 2005, compared to the same periods in 2004, increased by $6,852 and $11,739, respectively, as the result of higher interest earned on invested funds.
Total expenses for the three and six months ended June 30, 2005, compared to the same periods in 2004, increased by $2,101 and $5,578, respectively, due primarily to an increase in insurance expense.
Accordingly, the net loss for the three and six months ended June 30, 2005, compared to the same periods in 2004, decreased by $4,751 and $6,161, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at June 30, 2005 and December 31, 2004 was $1,495,756 and $1,536,596, respectively. Cash and cash equivalents decreased in the six months of 2005 by $40,840 primarily as the result of the Company’s net loss of $42,218.
At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.
ITEM 3. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
B.H.I.T. Inc.

By:	/s/ John V. Curci	Date: August 10, 2005

John V. Curci Vice-President, Treasurer & Chief Financial Officer
Principal Accounting Officer