Form 10KSB
period 2005-12-31
BHIT INC
filed 2006-03-28
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

(440) 838-4700

(Area code and telephone number)
Securities registered under Section 12(b) of the Exchange Act:     None
Securities registered under Section 12(g) of the Exchange Act:     Common Stock, $0.01 par value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑   No ☐
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☑ No ☐
The Registrant’s revenue for the fiscal year ended December 31, 2005 was $48,809.
The aggregate market value of the common stock held by non-affiliates of the Registrant on March 21, 2006 was $787,004 based on the closing sale price on that date.
The Registrant had 14,988,051 shares of common stock outstanding as of March 21, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 9 of sequentially numbered pages references Exhibits 31.1 and 31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 32 Certification Pursuant to U.S.C. Section 1350.

Transitional Small Business Disclosure Format	Yes ☐ No ☑

B.H.I.T. INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

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
BUSINESS OPERATIONS AND HISTORY
The Company’s current operations relate primarily to servicing its cash investment portfolio and seeking profitable investments, including mortgage loans, for its available funds.
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
As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,611,798 on December 31, 2005.
In September 2000, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation, purchased 5,870,563 shares of the Company stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Summa owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on December 31, 2005.
ITEM 2. DESCRIPTION OF PROPERTY
The Company’s principal office is located in Brecksville, Ohio in a leased facility that is shared with common employees of Summa.

B.H.I.T. INC.
ITEM 3. LEGAL PROCEEDINGS
The Company is not aware of any pending legal proceedings as of March 1, 2006, nor were any proceedings terminated during the year ended December 31, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

B.H.I.T. INC.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s shares of common stock trade on the NASD Over The Counter Bulletin Board (OTCBB) (Symbol – VHTI). The range of high and low closing prices for each of the quarters in the years ended December 31, 2005 and 2004 are as follows:

Calendar		Share Price
Quarter		2005	2004
First	High	$0.13	$0.20
Quarter	Low	0.09	0.17

Second	High	0.13	0.21
Quarter	Low	0.09	0.15

Third	High	0.15	0.15
Quarter	Low	0.10	0.11

Fourth	High	0.18	0.12
Quarter	Low	0.12	0.07
The Company’s shares began trading on the OTCBB during the week of October 28, 1996, prior to that time they traded on the American Stock Exchange. The Company has not made distributions nor declared dividends in either 2005 or 2004. On December 31, 2005, there were 2,187 record holders of common stock.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-KSB, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, which are not historical in nature, are intended to be, and hereby identified as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s views with respect to future events and financial performance. The words such as “believe,” “expect,” “plans,” “anticipate,” and similar expressions identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual

B.H.I.T. INC.
FORWARD LOOKING STATEMENTS (CONTINUED)
Report on Form 10-KSB. All subsequent written and oral forward-looking statements attributed to the Company are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
RESULTS OF OPERATIONS
Total revenue for the years ended December 31, 2005 and 2004 was $48,809 and $22,913, respectively. The increase of $25,896 in 2005 was the result of higher interest earned on invested funds during the year.
Total expenses for the years ended December 31, 2005 and 2004 were $119,633 and $101,206, respectively. The increase of $18,427 was due primarily to increases in insurance and professional service fees, such as outside audit fees and stock transfer agency fees.
The net loss for 2005 was $70,824 ($0.005 per share) compared to a net loss of $78,293 ($0.005 per share) for 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance on December 31, 2005 and 2004 was $1,466,353 and $1,536,596 respectively. The decrease of $70,243 in cash and cash equivalents during 2005 is the primarily the result of the net loss of $70,824.
At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.
OTHER INFORMATION
In May 2005, the Financial Accounting Standards Board issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a significant effect on its financial statements.

B.H.I.T. INC.
ITEM 7. FINANCIAL STATEMENTS
See the index to the Financial Statements on page F-1 of this report for the financial statements of the Company.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with the accountants on any matter of accounting principles, practices or financial disclosure.
ITEM 8A. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

B.H.I.T. INC.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The following individuals are Directors and/or Officers of the Company:
James Benenson, Jr., age 69, has served as Chairman of the Board of Directors since October 2001, and as President and Chief Executive Officer of the Company since September 2000. Mr. Benenson has been a Director and the Chief Executive Officer of Summa Holdings, Inc. since 1983, Vesper Corporation from 1979 to 2006, and Industrial Manufacturing Company since 2006; all are holdings companies of worldwide industrial products manufacturers.
John V. Curci, age 61, has served as a Director of the Company since April 2004, as Chief Financial Officer since October 2001, and as Vice President and Treasurer of the Company since September 2000. Mr. Curci has also been Vice President, Treasurer and Chief Financial Officer of Summa Holdings, Inc. since 1983, Vice President, Treasurer, Secretary and Chief Financial Officer of Vesper Corporation from 1979 to 2006, and Vice President and Secretary of Industrial Manufacturing Company since 2006.
The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company. A copy of the Company’s code of ethics will be made available, without charge, to any person who requests a copy by submitting a written request addressed to the Chief Financial Officer of the Company at 6950 South Edgerton Road, Brecksville, Ohio 44141-3184.
The Company believes that all reports required to be filed pursuant to the 1934 Act, with respect to transactions in the Company’s Common Stock through December 31, 2005, were filed on a timely basis.
ITEM 10. EXECUTIVE COMPENSATION
A.	DIRECTOR COMPENSATION

No arrangements currently exist with respect to payments to the Directors for their service on the Company’s Board of Directors, and no fees have been paid during the years 2005 and 2004.

B.	EXECUTIVE COMPENSATION

No salary or other compensation was paid to the Company’s Chief Executive Officer during 2005 or 2004 nor was any other officer paid $100,000 or more during those years.

There were no long-term compensation awards, payments or options granted or exercised during the years 2005 and 2004. There were no options outstanding to acquire stock of the Company as of December 31, 2005.

B.H.I.T. INC.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information for each shareholder who is known by the Company to own beneficially more than 5% of the shares of its Common Stock as of March 22, 2006. There are no shares beneficially owned by any current director or officer of the Company.

Amount and Nature
	Name of	of Beneficial	Percent
Title of Class	Beneficial Owner	Ownership	of Class
Shares of Common Stock $.01 Par Value	Summa Holdings, Inc. 6950 South Edgerton Road Brecksville, Ohio, 44141	6,243,563 shares	41.7%

	Directors and Officers (1)	—	—

(1) Mr. Benenson is the Chairman and Chief Executive Officer of Summa and holds the majority of the voting stock in Summa. Mr. Benenson disclaims any beneficial interest in the Common Stock of B.H.I.T. Inc. held by Summa.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company’s principal offices are located in a facility shared with Summa. During the years ended 2005 and 2004, the Company reimbursed Summa for expenses totaling $61,669 and $55,407, respectively, principally for salaries including benefits, and also for insurance, rent, utilities and various other office expenses.

B.H.I.T. INC.
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

NONE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Grant Thornton LLP has served as the Company’s Certified Public Accountants since the year 2000. Audit fees billed during the years ended December 31, 2005 and 2004 were $24,055 and $22,870, respectively. There were no other services rendered by Grant Thornton LLP during 2005 or 2004.

B.H.I.T. INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ James Benenson, Jr.

James Benenson, Jr.	Date: March 24, 2006
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ John V. Curci

John V. Curci	Date: March 24, 2006
Vice-President, Treasurer & Chief Financial Officer,
Principal Accounting Officer

B.H.I.T. INC.

Report of Independent Registered Public Accounting Firm
The Stockholders
B.H.I.T. Inc.
We have audited the accompanying balance sheets of B.H.I.T. Inc. (a Delaware corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.H.I.T. Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Cleveland, Ohio
February 14, 2006

B.H.I.T. INC.
Balance Sheets

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,466,353	$1,536,596
Interest receivable on cash and cash equivalents	5,615	3,168
Prepaid insurance	—	5,082

Total Current Assets	$1,471,968	$1,544,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$31,108	$33,162

STOCKHOLDERS’ EQUITY (DEFICIT)

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued as of December 31, 2005 and 2004	88,060,847	88,060,847
Accumulated deficit	(86,611,798)	(86,540,974)
Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,440,860	1,511,684

Total Liabilities and Stockholders’ Equity	$1,471,968	$1,544,846

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Operations

	Years Ended December 31,
	2005	2004
REVENUE
Interest earned on cash and cash equivalents	$48,809	$22,913

EXPENSES
General and administrative	119,633	101,206

Net loss	$(70,824)	$(78,293)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2005 and 2004)	$(0.005)	$(0.005)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Stockholders’ Equity
Years Ended December 31, 2005 and 2004

	Common Stock
	Shares		Accumulated	Treasury Stock
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity (deficit) December 31, 2003	15,020,808	$88,060,847	$(86,462,681)	32,757	$(8,189)	$1,589,977

Net loss for the year ended December 31, 2004	—	—	(78,293)	—	—	(78,293)

Stockholders’ equity (deficit) December 31, 2004	15,020,808	$88,060,847	$(86,540,974)	32,757	$(8,189)	$1,511,684

Net loss for the year ended December 31, 2005	—	—	(70,824)	—	—	(70,824)

Stockholders’ equity (deficit) December 31, 2005	15,020,808	$88,060,847	$(86,611,798)	32,757	$(8,189)	$1,440,860

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Cash Flows

	Years Ended December 31,
	2005	2004
Operating Activities:
Net Loss	$(70,824)	$(78,293)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in certain assets and liabilities:
Interest receivable	(2,447)	(1,544)
Prepaid insurance	5,082	9,168
Accounts payable and accrued expenses	(2,054)	(5,459)

Net cash provided by (used in) operating activities	(70,243)	(76,128)

Cash and cash equivalents at beginning of period	1,536,596	1,612,724

Cash and cash equivalents at end of period	$1,466,353	$1,536,596

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2005 and 2004
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
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates, applicable to future years to temporary differences between the tax bases and financial statement carrying values of the Company’s assets and liabilities. A valuation allowance is provided where it is more likely than not that deferred tax assets will not be realized.
Loss Per Share
Basic and diluted loss per share was calculated in 2005 and 2004 using 14,988,051 shares, the shares outstanding each year. There were no dilutive securities outstanding during 2005 and 2004.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash and cash equivalents.

B.H.I.T. INC
NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2005 and 2004
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue Recognition
Interest income from cash and cash equivalents is recorded on an accrual basis.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a significant effect on its financial statements.
NOTE 2. TRANSACTIONS WITH AFFILIATES
The Company’s principal offices are located in a facility shared with the Company’s major shareholder, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation. During the years ended 2005 and 2004, the Company reimbursed Summa $61,669 and $55,407, respectively, principally for salaries including benefits, and also insurance, rent, utilities and various other office expenses.
NOTE 3. LEASE COMMITMENTS
Since October 1, 2001, office space is shared with Summa in Brecksville, Ohio. Rent expense for the years ended December 31, 2005 and 2004 was $5,205 and $4,441, respectively. The Company is not a party to the Ohio office lease, accordingly, there are no future lease commitments.

B.H.I.T. INC.
NOTES TO FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2005 and 2004
NOTE 4. INCOME TAXES
The Company reported no income tax expense or benefit for the years ended December 31, 2005 and 2004 due to the net operating losses incurred during both years.
The Company’s federal net operating loss carryforward balance for 2005 and 2004 is $74,460,708 and $75,750,482, respectively. Net operating loss utilization may be subject to any applicable limitation contained in the Internal Revenue Code. The Company’s net operating loss carryforwards are scheduled to expire between 2006 and 2025.
The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred assets.

	2005	2004
Tax effect of net operating loss carryforward	$25,316,640	$29,679,039

Valuation allowance	(25,316,640)	(29,679,039)

Net deferred tax asset	$—	$—

For the year 2005, the net decrease of $4,362,399 in the tax-effected net operating loss carryforward and the valuation allowance was the result of the net loss for 2005, the reversal of previously established deferred tax assets provided for various state net operating loss carryforwards, and the expiration of $1,360,598 net operating loss generated in 1990. For the year 2004, the net increase of $30,675 in the tax-effected net operating loss carryforward and the valuation allowance was the result of the net loss for 2004.