Form 10QSB
period 2006-03-31
BHIT INC
filed 2006-05-12
CIK 764897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(440) 838-4700
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐
Indicate by check mark whether the Registrant is a shell company. (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ NO ☐
Shares of Common Stock Outstanding as of May 11, 2006: 14,988,051
Transitional Small Business Disclosure Format Yes ☐ No ☑

B.H.I.T. INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2006
TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3

Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	4

Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)	5

Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

ITEM 3. Controls and Procedures	9

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	10

ITEM 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

B.H.I.T. INC.
Part I — FINANCIAL INFORMATION
Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,456,416	$1,466,353
Interest receivable on cash and cash equivalents	6,054	5,615

Total Current Assets	$1,462,470	$1,471,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$37,820	$31,108

STOCKHOLDERS’ EQUITY

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at March 31, 2006 and December 31, 2005	88,060,847	88,060,847

Accumulated deficit	(86,628,008)	(86,611,798)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,424,650	1,440,860

Total Liabilities and Stockholders’ Equity	$1,462,470	$1,471,968

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
REVENUE
Interest earned on cash and cash equivalents	$16,596	$9,336

EXPENSES
General and administrative	32,806	33,570

NET LOSS	($16,210)	($24,234)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2006 and 2005)	($0.001)	($0.002)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2006

	Common Stock
	Shares		Accumulated	Treasury Stock
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2005	15,020,808	$88,060,847	($86,611,798)	32,757	($8,189)	$1,440,860

Net loss for the three months ended March 31, 2006	—	—	(16,210)	—	—	(16,210)

Stockholders’ equity (unaudited) March 31, 2006	15,020,808	$88,060,847	($86,628,008)	32,757	($8,189)	$1,424,650

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities:
Net Loss	($16,210)	($24,234)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	(439)	(290)
Prepaid insurance and miscellaneous expenses	—	101
Accounts payable and accrued expenses	6,712	(1,027)

Net cash used in operating activities	(9,937)	(25,450)

Cash and cash equivalents at beginning of period	1,466,353	1,536,596

Cash and cash equivalents at end of period	$1,456,416	$1,511,146

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
The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.
The financial information included herein for the three months ended March 31, 2006 and March 31, 2005 is unaudited.
Although the Company believes that the disclosures included herein are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company’s latest annual report on Form 10-KSB for the year ended December 31, 2005.
The results of operations for the three months ended March 31, 2006 presented are not necessarily indicative of the results to be expected for the full 2006 year.

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

B.H.I.T. INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
FORWARD LOOKING STATEMENTS
Certain statements in this quarterly report, which are not historical in nature, are intended to be, and hereby identified as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s views with respect to future events and financial performance. The words such as “believe,” “expect,” “plans,” “anticipate,” and similar expressions identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, management can give no assurance that such expectations will prove to have been correct. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements due to several important factors hereafter identified in this report, as well as other risks and uncertainties identified from time-to-time in the Company’s reports filed with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,628,008 on March 31, 2006.

B.H.I.T. INC.
BUSINESS OPERATIONS AND HISTORY (Continued)
In September 2000, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation, purchased 5,870,563 shares of the Company’s stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Summa owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on March 31, 2006.
RESULTS OF OPERATIONS
Total revenue for the three months ended March 31, 2006, compared to the same period in 2005, increased by $7,260 as the result of higher interest earned on invested funds.
Total expenses for the three months ended March 31, 2006, compared to the same period in 2005, decreased by $764.
Accordingly, the net loss for the three months ended March 31, 2006, compared to the same period in 2005, decreased by $8,024.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at March 31, 2006 and December 31, 2005 was $1,456,416 and $1,466,353, respectively. Cash and cash equivalents decreased in the three months of 2006 by $9,937 primarily as the result of the Company’s net loss of $16,210, offset by an increase in accrued expenses.
At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.

ITEM 3.	CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
B.H.I.T. Inc.

By:	/s/ John V. Curci John V. Curci	Date: May 12, 2006
Vice-President, Treasurer & Chief Financial Officer
Principal Accounting Officer