Form 10QSB
period 2006-06-30
BHIT INC
filed 2006-08-11
CIK 764897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

(440) 838-4700

Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company. (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
Shares of Common Stock Outstanding as of August 10, 2006: 14,988,051 Transitional Small Business Disclosure Format Yes ☐ No ☑

B.H.I.T. INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2006

B.H.I.T. INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,437,190	$1,466,353
Interest receivable on cash and cash equivalents	6,746	5,615

Total Current Assets	$1,443,936	$1,471,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and other accrued expenses	$31,781	$31,108

STOCKHOLDERS’ EQUITY

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at June 30, 2006 and December 31, 2005	88,060,847	88,060,847

Accumulated deficit	(86,640,503)	(86,611,798)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,412,155	1,440,860

Total Liabilities and Stockholders’ Equity	$1,443,936	$1,471,968

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Operations
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
REVENUE
Interest earned on cash and cash equivalents	$17,919	$11,289

EXPENSES
General and administrative	30,414	29,273

NET LOSS	($12,495)	($17,984)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2006 and 2005)	($0.001)	($0.001)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Operations
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
REVENUE
Interest earned on cash and cash equivalents	$34,515	$20,625

EXPENSES
General and administrative	63,220	62,843

NET LOSS	($28,705)	($42,218)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2006 and 2005)	($0.002)	($0.003)

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2006

	Common Stock
	Shares		Accumulated	Treasury Stock
	Issued	Amount	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2005	15,020,808	$88,060,847	($86,611,798)	32,757	($8,189)	$1,440,860

Net loss for the six months ended June 30, 2006	—	—	(28,705)	—	—	(28,705)

Stockholders’ equity (unaudited)
June 30, 2006	15,020,808	$88,060,847	($86,640,503)	32,757	($8,189)	$1,412,155

See accompanying notes to the Financial Statements.

B.H.I.T. INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities:
Net Loss	($28,705)	($42,218)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	(1,131)	(701)
Prepaid insurance and miscellaneous expenses	—	3,415
Accounts payable and accrued expenses	673	(1,336)

Net cash used in operating activities	(29,163)	(40,840)

Cash and cash equivalents at beginning of period	1,466,353	1,536,596

Cash and cash equivalents at end of period	$1,437,190	$1,495,756

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
The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, and the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006.
The financial information included herein for the six months ended June 30, 2006 and June 30, 2005 is unaudited.
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
The results of operations for the six months ended June 30, 2006 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition, and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for the Company beginning January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material effect on its financial position and results of operations.

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

B.H.I.T. INC.
BUSINESS OPERATIONS AND HISTORY (Continued)
As the result of a public offering that concluded January 13, 1986, the Company received gross proceeds of $98,482,751. During the years 1989 through 1992 the Company experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by the Company. The Company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,640,503 on June 30, 2006.
In September 2000, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation, purchased 5,870,563 shares of the Company’s stock, or 39.2% of the outstanding shares. Subsequent purchases of the Company’s shares have resulted in Summa owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on June 30, 2006.
RESULTS OF OPERATIONS
Total revenue for the three and six months ended June 30, 2006, compared to the same periods in 2005, increased by $6,630 and $13,890, respectively, as the result of higher interest earned on invested funds.
Total expenses for the three and six months ended June 30, 2006, compared to the same periods in 2005, increased by $1,141 and $377, respectively.
Accordingly, the net loss for the three and six months ended June 30, 2006, compared to the same periods in 2005, decreased by $5,489 and $13,513, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consist of cash and short-term investments. The Company’s cash and cash equivalents balance at June 30, 2006 and December 31, 2005 was $1,437,190 and $1,466,353, respectively. Cash and cash equivalents decreased in the six months of 2006 by $29,163 primarily as the result of the Company’s net loss of $28,705.
At this time, there are no material commitments for capital expenditures. The Company’s cash is sufficient to meet its needs for anticipated operating expenses. The Company deems its liquidity to be adequate.
ITEM 3. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
B.H.I.T. Inc.

By:	/s/ John V. Curci

	John V. Curci	Date: August 11, 2006
Vice-President, Treasurer & Chief Financial Officer
Principal Accounting Officer