Form 10KSB
period 2006-12-31
BHIT INC
filed 2007-04-16
CIK 764897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission file number: 1-9043
B.H.I.T. Inc.

(Name of small business issuer in its charter)

Delaware	36-3361229

(State of incorporation)	(I.R.S. Employer Identification No.)
7005 Stadium Drive, Suite 100, Brecksville, Ohio 44141

(Address of principal executive offices)
212-895-3526

(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.01 par value per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
State issuer’s revenues for its most recent fiscal year. $72,289
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,518,860.60 as of March 23, 2007.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,988,051 shares of common stock, $0.01 par value per share, as of March 23, 2007
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

i

PART I
Item 1. Description of Business.
B.H.I.T. Inc. is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest generating instruments. However, our new management team is aggressively investigating potential operating companies to acquire and additional sources of financing.
Our History
The company was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties. The company was subsequently reorganized as a Delaware corporation in 1987. We changed our name from Banyan Hotel Investment Fund to B.H.I.T. Inc. in 1998.
As the result of a public offering in 1986, the company received gross proceeds of $98,482,751. From 1989 to 1992 we experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by us. The company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $86,660,325 on December 31, 2006.
In September 2000, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation, purchased 5,870,563 shares of our stock, or 39.2% of the outstanding shares. Subsequent purchases of our shares have resulted in Summa owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on December 31, 2006.
Recent Events
On January 24, 2007, a group of private investors purchased all of the BHIT shares held by Summa. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the company and Paul S. Dennis, Gary O. Marino, Harvey J. Polly and Andrew H. Scott were appointed to fill vacancies in the board. To learn more about our current management team, please turn to page 5.
Employees
We do not have any full or part-time employees. We plan to add additional personnel as our operations infrastructure dictates.
Forward Looking Statements
Some of the statements that we make in this report, including statements about our confidence in BHIT’s prospects and strategies are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:
•	our ability to execute our business plan by identifying and acquiring an operating company;
•	our ability to effectively invest our existing funds and raise additional capital to fund our operations; and
•	our ability to comply with SEC regulations and filing requirements applicable to us as a public company.
You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in BHIT.
How to Learn More About Us
We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Andrew Scott, at 212-895-3526.
Item 2. Description of Property.
We do not own any real property. During 2006, our offices were located in Brecksville, Ohio in a leased facility that was shared with employees of Summa. For additional information regarding this arrangement, please turn to “Certain Relationships and Related Transactions” on page 8.
Item 3. Legal Proceedings.
We are not aware of any pending legal proceedings involving BHIT as of March 23, 2007, nor were any proceedings terminated in 2006.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II
Item 5. Market For Common Equity and Related Stockholder Matters.
Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “VHTI.OB.” The last reported sale price on March 23, 2007 was $0.20 per share. The following table lists the high and low closing sale prices of our stock during 2006 as reported on OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fourth Quarter	$0.19	$0.10
Third Quarter	$0.16	$0.08
Second Quarter	$0.15	$0.08
First Quarter	$0.12	$0.09
There were approximately 2,208 stockholders of record of BHIT’s common stock as of March 23, 2007. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.
We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our stock.
At December 31, 2006, we did not have any equity compensation plans that provided for the issuance of our shares.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
BHIT is currently a shell company without significant operations or sources of revenues other than its investments. However, we are aggressively investigating potential acquisition candidates.
Results of Operations
Our total revenue for 2006 was $72,289, compared to $48,809 in 2005, an increase of $23,480, or 48.1%. Revenues increased as the result of higher interest earned on invested funds.
Our total expenses for 2006 remained relatively flat at $120,816, compared to $119,633 in 2005.
Accordingly, our net loss for 2006 was $48,527 ($0.003 per share), compared to $70,824 ($0.005 per share) in 2005, a decrease of $22,297, or 31.5%
Financial Condition and Liquidity
Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at December 31, 2006 was $1,420,313, a decrease of $46,040, or 3.1%, from

$1,466,353 at December 31, 2005. Cash and cash equivalents decreased in 2006 primarily as the result of our net loss of $48,527.
At this time, we have no material commitments for capital expenditures, although we are exploring various acquisition opportunities. We believe our cash is sufficient to meet our needs for anticipated operating expenses as a shell company for 2007. However, we are exploring additional sources of financing to fund the possible acquisition of an operating company.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Critical Accounting Policies
For a discussion of significant accounting policies that impact our financial reporting, please turn to Note 1 of our financial statements beginning on page F-7.
Item 7. Financial Statements.
Our 2006 and 2005 consolidated financial statements audited by Grant Thornton LLP follow this annual report beginning on page F-1.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 8A. Controls and Procedures.
Under the direction of our interim chief executive and chief financial officers, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2006, and no change in internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our interim CEO and CFO did not hold those offices on December 31, 2006 and did not join the company until 2007.
Item 8B. Other Information
Not applicable.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
During 2006 James Benenson, Jr. and John V. Curci served as our directors and officers. Our current directors and executive officers are:
Harvey J. Polly, age 78, joined our board as chairman in January 2007. Mr. Polly previously served as the company’s CEO from 1995 to 2000 before selling his interest in the company to Summa. He has been a principal shareholder, director and COO of various short line railroads and The Hanover Bank of Florida, and a principal and the president of Helena Rubinstein, an international cosmetics company. Mr. Polly is a graduate of Keystone College and Columbia University’s Graduate School of Business.
Andrew H. Scott, age 39, joined our board and was appointed interim chief executive officer in January 2007. Mr. Scott is currently a managing director of Maxim Group, LLC specializing in structured finance focusing on the healthcare, financial services and technology industries. Mr. Scott has over fifteen years of experience in the financial services industry. He is a graduate of Pace University with a B.B.A. in accounting and a minor in mathematics.
Paul S. Dennis, age 69, joined the board in January 2007 and was appointed interim chief financial officer in February 2007. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. Mr. Dennis is a director of Gaming Partners International Corporation, a publicly-held manufacturer and supplier of casino table game equipment located in Las Vegas, Nevada.
Gary O. Marino, age 62, joined our board in January 2007. Mr. Marino serves as chairman, president and CEO of Patriot Rail Corp., an owner and operator of regional short-line railroads, and formerly held the same positions at RailAmerica, Inc. (NYSE:RRA), a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBIC’s), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads.

Committees of the Board
We are still in the early stages of our business plan and our new board has only four members. Because of the small size of our board, our directors have not yet designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we have not designated a director as an “audit committee financial expert” as defined by SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we intend to add additional directors when we acquire an operating company. Our board plans to form appropriate committees at that time.
Code of Ethics
In the wake of the recent corporate scandals, the SEC has adopted rules encouraging companies to adopt written ethical guidelines for their officers and employees. We believe strongly in the importance of ethical conduct in our business endeavors, and in March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. Our code of ethics is attached to this report as Exhibit 14.
Compliance with § 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Based solely on our review of copies of reports furnished to us, we believe that all § 16(a) filing requirements were met in 2006. Copies of these filings are available on the SEC’s website at SEC.gov.
Director Nominations
Our board of directors does not have a nominating committee. Instead, the board believes it is in the best interests of the company to rely on the insight and expertise of all directors in the nominating process.
Our directors will recommend qualified candidates for director to the full board and nominees are subject to approval by a majority of our board members. Nominees are not required to possess specific skills or qualifications; however, nominees are recommended and approved based on various criteria including relevant skills and experience, personal integrity and ability and willingness to devote their time and efforts to BHIT. Qualified nominees are considered without regard to age, race, color, sex, religion, disability or national origin. We do not use a third party to locate or evaluate potential candidates for director.
The board of directors considers nominees recommended by stockholders according to the same criteria. A stockholder desiring to nominate a director for election must deliver a notice to our president at our principal executive office. The notice must include as to each person whom the stockholder proposes to nominate for election or re-election as director:
•	the name, age, business address and residence address of the person,

•	the principal occupation or employment of the person,
•	the written consent of the person to being named in the proxy as a nominee and to serving as a director,
•	the class and number of our shares of stock beneficially owned by the person, and
•	any other information relating to the person that is required to be disclosed in solicitations for proxies for election of director pursuant to Rule 14a under the Exchange Act;
and as to the stockholder giving the notice
•	the name and record address of the stockholder, and
•	the class and number of our shares beneficially owned by the stockholder.
We may require any proposed nominee to furnish additional information reasonably required by us to determine the eligibility of the proposed nominee to serve as our director.
Item 10. Executive Compensation.
We did not pay our CEO or CFO in 2006 or 2005 nor did we pay any other officer $100,000 or more during those years. There were no long-term compensation awards, payments or options granted or exercised in 2006 and 2005. There were no options outstanding to acquire our stock as of December 31, 2006.
Director Compensation
During 2006, our directors did not receive any cash or equity compensation for serving on our board and we had no formal equity compensation plan for our board members.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table lists the stock ownership of our directors and executive officers as of March 23, 2007.

Significant Stockholders	Shares		Options	Percentage (1)
Harvey J. Polly	1,086,250	(2)	250,000	8.8%
2901 South Ocean Blvd., Penthouse 5 Highland Beach, Florida 33487

Andrew H. Scott	390,833		250,000	4.2%
Maxim Group, LLC 405 Lexington Ave. New York, New York 10174

Paul S. Dennis	721,250		250,000	6.4%
Associated Health Care Management 7005 Stadium Drive, Suite 100 Brecksville, Ohio 44141

Gary O. Marino	195,417	(3)	250,000	2.9%
Patriot Equity, LLC 2255 Glades Road, Suite 342-W Boca Raton, Florida 33431

Total	2,393,750		1,000,000	21.2%

1.	There were 14,988,051 shares outstanding on March 23, 2007. Assumes the exercise of options held by that director, but no others.

2.	Includes 100,000 shares beneficially owned by Mr. Polly’s wife.

3.	Shares held by Patriot Equity, LLC, a limited liability company of which Mr. Marino is the sole member.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
Prior to the purchase of Summa’s shares, our principal offices were located in a facility shared with Summa. We reimbursed Summa for expenses totaling $66,280 in 2006 and $61,669 in 2005, principally for salaries including benefits, and also for insurance, rent, utilities and various other office expenses.

Item 13. Exhibits.

14	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Item 14. Principal Accountant Fees and Services.
Grant Thornton LLP has served as BHIT’s certified public accountants since 2000. Grant Thornton billed us $26,496 in 2006 and $24,055 in 2005 for audit fees. Grant Thornton did not render any other services to BHIT during 2006 or 2005.
Because of the small size of our board, the directors have not designated an audit committee. Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Grant Thornton. Our board believes the services provided by Grant Thornton are compatible with maintaining our auditor’s independence.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, B.H.I.T. Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B.H.I.T. Inc.
Date: April 16, 2007	/s/ Andrew H. Scott
By Andrew H. Scott,
Interim Chief Executive Officer

/s/ Paul S. Dennis
By Paul S. Dennis, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of B.H.I.T. Inc. and in the capacities and on the dates indicated.

Date: April 16, 2007	/s/ Harvey J. Polly
By Harvey J. Polly, Chairman of the Board

Date: April 16, 2007	/s/ Andrew H. Scott
By Andrew H. Scott,
Interim Chief Executive Officer and Director

Date: April 16, 2007	/s/ Paul S. Dennis
By Paul S. Dennis, Interim Chief Financial Officer

Date: April 16, 2007	/s/ Gary O. Marino
By Gary O. Marino, Director

B.H.I.T. Inc.

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Stockholders
B.H.I.T. Inc.
We have audited the accompanying balance sheets of B.H.I.T. Inc. (a Delaware corporation) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.H.I.T. Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Cleveland, Ohio
April 11, 2007

B.H.I.T. Inc.
Balance Sheets
As of December 31, 2006 and 2005

	December 31,
	2006	2005
ASSETS

Current Assets

Cash and cash equivalents	$1,420,313	$1,466,353
Interest receivable on cash and cash equivalents	5,640	5,615
Prepaid Insurance	14,026	—

Total Current Assets	$1,439,979	$1,471,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$47,646	$31,108

Stockholders’ Equity

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at December 31, 2006 and 2005	88,060,847	88,060,847

Accumulated deficit	(86,660,325)	(86,611,798)

Treasury stock, at cost for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,392,333	1,440,860

Total Liabilities and Stockholders’ Equity	$1,439,979	$1,471,968

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Operations
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005
Revenue
Interest earned on cash and cash equivalents
Expenses	$72,289	$48,809
General and administrative	120,816	119,633

Net Loss	$(48,527)	$(70,824)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2006 and 2005)	$(0.003)	$(0.005)

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock			Treasury Stock
	Shares		Accumulated
	Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2004	15,020,808	$88,060,847	$(86,540,974)	32,757	$(8,189)	$1,511,684
Net loss for the year ended December 31, 2005	—	—	(70,824)	—	—	(70,824)

Stockholders’ equity (deficit) December 31, 2005	15,020,808	$88,060,847	$(86,611,798)	32,757	$(8,189)	$1,440,860
Net loss for the year ended December 31, 2006	—	—	(48,527)	—	—	(48,527)

Stockholders’ equity (deficit) December 31, 2006	15,020,808	$88,060,847	$(86,660,325)	32,757	$(8,189)	$1,392,333

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005
Operating Activities:

Net loss	$(48,527)	$(70,824)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	(25)	(2,447)
Prepaid insurance	(14,026)	5,082
Accounts payable and accrued expenses	16,538	(2,054)

Net cash used in operating activities	(46,040)	(70,243)

Cash and cash equivalents at beginning of period	1,466,353	1,536,596

Cash and cash equivalents at end of period	$1,420,313	$1,466,353

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Note to Financial Statements
Years Ended December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
B.H.I.T. Inc. (“we,” “our” or the “company”) was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The company was subsequently reorganized as a Delaware corporation in 1987. We changed our name from Banyan Hotel Investment Fund to B.H.I.T. Inc. in 1998.
Our business is not seasonal and we have no foreign or export business. We do not segregate revenue or assets by geographical region because this presentation would not be material to an understanding of our business taken as a whole.
Nature of Operations
BHIT is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest generating instruments.
Income Taxes
BHIT utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates, applicable to future years to temporary differences between the tax bases and financial statement carrying values of the company’s assets and liabilities. A valuation allowance is provided where it is more likely than not that deferred tax assets will not be realized.
Loss Per Share
Basic and diluted loss per share was calculated in 2006 and 2005 using 14,988,051 shares, the number of shares outstanding each year. There were no dilutive securities outstanding during either year.
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with maturities of three months or less to be cash and cash equivalents.
Revenue Recognition
We record interest income from cash and cash equivalents on an accrual basis.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.H.I.T. Inc.
Note to Financial Statements
Years Ended December 31, 2006 and 2005
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition, and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for the company beginning January 1, 2007. We are currently evaluating the impact of the adoption of FIN 48 on our financial position and results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and have initially applied SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The application of SAB 108 did not have a material effect on the company’s financial position and results of operations.
Note 2. Transactions With Affiliates
Our principal offices were located in a facility shared with our largest shareholder, Summa Holdings, Inc. (“Summa”), prior to Summa’s sale of its BHIT shares in January 2007. We reimbursed Summa for expenses totaling $66,280 in 2006 and $61,669 in 2005, principally for salaries, including benefits, and also for insurance, rent, utilities and various other office expenses.
Note 3. Lease Commitments
We previously shared office space with Summa in Brecksville, Ohio. Rent expense was $5,252 in 2006 and $5,205 in 2005. We were not a party to the Ohio office lease and, accordingly, have no future lease commitments.
Note 4. Income Taxes
The company reported no income tax expense or benefit for 2006 and 2005 due to the net operating losses incurred during both years.
Our federal net operating loss (“NOL”) carryforward balance for 2006 was $21,559,269 and in 2005 was $74,460,708. NOL utilization may be subject to any applicable limitation contained in the Internal Revenue Code. Our NOL carryforwards are scheduled to expire between 2007 and 2026. We have not yet assessed the impact, if any, of the purchase of Summa’s shares on our NOL carryforwards.
The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred tax assets.

B.H.I.T. Inc.
Note to Financial Statements
Years Ended December 31, 2006 and 2005

	2006	2005
Tax effect of net operating loss carryforward	$7,330,151	$25,316,640
Valuation allowance	(7,330,151)	(25,316,640)

Net deferred tax asset	$—	$—

For 2006, the net decrease of $17,986,489 in the tax-effected NOL carryforward and the valuation allowance was the result of the net loss for 2006 and the expiration of $52,949,966 NOL generated in 1991. In 2005, the net decrease of $4,362,399 in the tax-effected NOL carryforward and the valuation allowance was the result of the net loss for 2005, the reversal of previously established deferred tax assets provided for various state NOL carryforwards, and the expiration of $1,360,598 NOL generated in 1990.
Note 5. Subsequent Events
On January 24, 2007, a group of private investors purchased all of the BHIT shares held by Summa. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the company and Paul S. Dennis, Gary O. Marino, Harvey J. Polly and Andrew H. Scott were appointed to fill vacancies in the board. Our new management team is aggressively investigating potential operating companies to acquire and additional sources of financing.
On March 2, 2007, BHIT granted non-statutory options to purchase 250,000 shares of the company’s stock for $0.15 a share to each of its four directors. The options expire on March 2, 2010.