Form 10QSB
period 2007-03-31
BHIT INC
filed 2007-05-14
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission file number: 1-9043
B.H.I.T. Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	36-3361229

(State of incorporation)	(I.R.S. Employer Identification No.)
7005 Stadium Drive, Suite 100, Brecksville, Ohio 44141

(Address of principal executive offices)
212-895-3526

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,988,051 shares of common stock, $0.01 par value per share, as of May 7, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑

Part I — Financial Information
Item 1. Financial Statements
Our March 31, 2007 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.
Item 2. Management’s Discussion and Analysis
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
Results of Operations
Our total revenues for the quarter ended March 31, 2007 were $13,810, compared to $16,596 for the same period in 2006, a decrease of $2,786, or 16.8%. Revenues decreased as the result of lower interest earned on invested funds.
Our total expenses for the first quarter of 2007 increased $166,021, or 506.1%, to $198,827, compared to $32,806 for the first quarter of 2006. The increase was caused by $180,000 in stock based compensation expense in 2007 arising from the issuance of stock options to members of the board of directors, partially offset by lower general and administrative expenses.
Accordingly, our net loss for the first quarter of 2007 was $185,017 ($0.012 per share), compared to $16,210 ($0.001 per share) in 2006, an increase of $168,807.
Financial Condition and Liquidity
Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at March 31, 2007 was $1,414,729, a decrease of $5,584 from $1,420,313 at December 31, 2006. Cash and cash equivalents decreased in the first quarter primarily as the result of our net loss for the period.
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
How to Learn More About BHIT
We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Andrew H. Scott, at 212-895-3526.
Item 3. Controls and Procedures
Under the direction of our interim chief executive and chief financial officers, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2007, and no change in internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
We are not aware of any pending legal proceedings involving BHIT as of May 7, 2007, nor were any proceedings terminated in the first quarter of 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 2, 2007, BHIT granted non-statutory options to purchase 250,000 shares of the company’s stock for $0.15 a share to each of its four directors. The options expire on March 2, 2010. The options were not registered under the Securities Act of 1933 in reliance on the private offering exemption from registration provided by § 4(2) of the act and related Rule 506 of Regulation D.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The holders of a majority of our outstanding shares have approved an amendment to BHIT’s certificate of incorporation to increase the number of authorized common shares from twenty million to seventy-five million. To avoid the significant costs and delays associated with holding a meeting, our board elected to seek approval of the amendment by written consent. On April 2,

2007, the holders of an aggregate of 7,779,569 shares of our common stock, which represented approximately 51.9% of the shares entitled vote on the amendment to the certificate, consented in writing without a meeting to the amendment. Our board believes the availability of additional but unissued shares will provide BHIT with the flexibility to issue stock for acquisitions, financings and other corporate purposes. The amendment is described in additional detail in an information statement filed with the SEC on April 19, 2007 and sent to our shareholders on April 23, 2007.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures
In accordance with the requirements of the Exchange Act, B.H.I.T. Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B.H.I.T. Inc.
Date: May 11, 2007	/s/ Paul S. Dennis
By Paul S. Dennis, Chief Financial Officer

B.H.I.T. Inc.
Balance Sheets
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,414,729	$1,420,313
Interest receivable on cash and cash equivalents	3,804	5,640
Prepaid insurance	10,240	14,026

Total Current Assets	$1,428,773	$1,439,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$41,457	$47,646

Stockholders’ Equity

Shares of Common Stock, $0.01 par value, 20,000,000 shares authorized, 15,020,808 shares issued at March 31, 2007 and December 31, 2006	88,240,847	88,060,847

Accumulated deficit	(86,845,342)	(86,660,325)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	1,387,316	1,392,333

Total Liabilities and Stockholders’ Equity	$1,428,773	$1,439,979

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenue
Interest earned on cash and cash equivalents	$13,810	$16,596

Expenses
General and Administrative	18,827	32,806
Stock based compensation	180,000	—

Total Expenses	198,827	32,806

Net Loss	$(185,017)	$(16,210)

Basic and diluted net loss per share of Common Stock (based on weighted average number of shares outstanding of 14,988,051 in 2007 and 2006)	$(0.012)	$(0.001)

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Operating Activities
Net Loss	$(185,017)	$(16,210)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	$180,000	$—

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	$1,836	(439)
Prepaid insurance and miscellaneous expenses	3,786	—
Accounts payable and accrued expenses	(6,189)	6,712

Net cash used in operating activities	(5,584)	(9,937)

Cash and cash equivalents at beginning of period	1,420,313	1,466,353

Cash and cash equivalents at end of period	$1,414,729	$1,456,416

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
We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of March 31, 2007 and December 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The financial information for the three months ended March 31, 2007 and 2006 is unaudited.
Although we believe that the disclosures included in our financials statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with BHIT’s latest annual report on Form 10-KSB for the year ended December 31, 2006.
The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full 2007 year.
Stock Based Compensation
The company has a stock option agreement with its directors that provides for the issuance of a total of 1,000,000 shares of common stock, par value $0.01. The stock option agreements were entered into on March 2, 2007. The number of options issued and the grant dates were determined at the discretion of the company’s board. The exercise price on all currently outstanding options is $0.15 per share.
Grantees vest in the options immediately. Options granted under the plan are exercisable for a period not to exceed three years. No options were exercised during the period ended March 31, 2007.
The fair value of the stock options issued during the period ended March 31, 2007 has been estimated using the Black-Scholes method, whereby the valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. Management has determined that the options have a value of $0.18 per share resulting in total compensation expense for the period ended March 31, 2007 of $180,000.

Expected volatility rate was estimated using the average volatility rates of fourteen public companies in the financial and business services industry.
The weighted average assumptions used in the option-pricing models were as follows:

Discount interest rate	4.5%
Expected life (years)	3
Expected volatility	81.07%
Dividend yield	0
The stock options are not considered in calculating diluted earnings per share because they are anti-dilutive.
Adoption of New Accounting Standard
On January 1, 2007 we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must satisfy in order for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 did not have a material impact on our financial position and results of operations.