Form 10QSB
period 2007-06-30
BHIT INC
filed 2007-08-14
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission file number: 1-9043
B.H.I.T. Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	36-3361229

(State of incorporation)	(I.R.S. Employer Identification No.)
7005 Stadium Drive, Suite 100, Brecksville, Ohio 44141

(Address of principal executive offices)
212-895-3526

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,988,051 shares of common stock, $0.01 par value per share, as of August 13, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Part I — Financial Information
Item 1. Financial Statements
Our June 30, 2007 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.
Item 2. Management’s Discussion and Analysis
B.H.I.T. Inc. is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest generating instruments. However, our new management team is aggressively investigating potential operating companies to acquire and additional sources of financing. On June 8, 2007, we closed on the sale of 10 million of our common shares in a private placement for $0.10 a share for a total of $1.0 million.
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
Forward Looking Statements
Some of the statements that we make in this report, including statements about our confidence in BHIT’s prospects and strategies, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:
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
Results of Operations
     Comparison of Six Months Ended June 30, 2007 and 2006
Our total revenues for the six months ended June 30, 2007 were $30,648, compared to $34,515 for the same period in 2006, a decrease of $3,867, or 11.2%. Revenues decreased as the result of lower interest earned on invested funds.
Our total expenses for the first six months of 2007 increased $168,645, or 266.8%, to $231,865, compared to $63,220 for the first six months of 2006. The increase was caused by $180,000 in stock based compensation expense in the first quarter of 2007 arising from the issuance of stock options to members of the board of directors, partially offset by lower general and administrative expenses.
Accordingly, our net loss for the first six months of 2007 was $201,217 ($0.012 per share), compared to a net loss of $28,705 ($0.002 per share) in 2006.
     Comparison of Three Months Ended June 30, 2007 and 2006
Our total revenues for the quarter ended June 30, 2007 were $16,837, compared to $17,919 for the same period in 2006, a decrease of $1,082, or 6.0%. Revenues decreased as the result of lower interest earned on invested funds.
Our total expenses for the second quarter of 2007 increased $2,623, or 8.6%, to $33,037, compared to $30,414 for the second quarter of 2006.

Accordingly, our net loss for the second quarter of 2007 was $16,200 ($0.001 per share), compared to a net loss of $12,495 ($0.001 per share) in 2006.
Financial Condition and Liquidity
Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at June 30, 2007 was $2,396,409, an increase of $976,096 from $1,420,313 at December 31, 2006. Cash and cash equivalents increased during the first six months of 2007 primarily due to the receipt of proceeds from our June private placement of 10 million shares offset in part by of our net loss for the period.
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
Item 3. Controls and Procedures
Under the direction of our interim chief executive and chief financial officers, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2007, and no change in internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
We are not aware of any pending legal proceedings involving BHIT as of August 1, 2007, nor were any proceedings terminated in the second quarter of 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 8, 2007, BHIT sold an aggregate of 10.0 million shares of its common stock in a private placement to a total of thirty-six accredited investors, primarily existing stockholders of the company. The shares were sold at a price of $0.10 a share for a total of $1.0 million. The shares sold were not registered under the Securities Act of 1933, in reliance on the private offering exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D of the rules promulgated under the Act. We did not utilize an underwriter or placement agent in connection with the private placement.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
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

B.H.I.T. Inc.

Date: August 14, 2007	/s/ Paul S. Dennis By Paul S. Dennis, Chief Financial Officer

B.H.I.T. Inc.
Balance Sheets
As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,396,409	$1,420,313
Interest receivable on cash and cash equivalents	1,196	5,640
Prepaid insurance	5,121	14,026

Total Current Assets	$2,402,726	$1,439,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$31,610	$47,646

Stockholders’ Equity

Shares of Common Stock, $0.01 par value, 75,000,000 shares authorized and 25,020,808 shares issued at June 30, 2007 and 20,000,000 authorized and 15,020,808 issued at December 31, 2006	89,240,847	88,060,847

Accumulated deficit	(86,861,542)	(86,660,325)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders’ Equity	2,371,116	1,392,333

Total Liabilities and Stockholders’ Equity	$2,402,726	$1,439,979

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Revenue
Interest earned on cash and cash equivalents	$16,837	$17,919	$30,648	$34,515

Expenses
General and Administrative	33,037	30,414	51,865	63,220
Stock based compensation	—	—	180,000	—

Total Expenses	33,037	30,414	231,865	63,220

Weighted average number of shares outstanding	17,515,524	14,988,051	16,258,769	14,988,051

Net Loss	$(16,200)	$(12,495)	$(201,217)	$(28,705)

Basic and diluted net loss per share of Common Stock	$(0.001)	$(0.001)	$(0.012)	$(0.002)

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Operating Activities
Net Loss	$(201,217)	$(28,705)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	180,000	—

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	4,444	(1,131)
Prepaid insurance and miscellaneous expenses	8,905	—
Accounts payable and accrued expenses	(16,036)	673

Net cash used in operations	(23,904)	(29,163)

Net cash used in investing	(415,020)	—

Financing Activities
Proceeds from sale of common stock	1,000,000	—

Net cash from financing	1,000,000	—

Net increase (decrease) in cash	$976,096	$(29,163)

Cash and cash equivalents at beginning of period	$1,420,313	$1,466,353

Cash and cash equivalents at end of period	$2,396,409	$1,437,190

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
We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of June 30, 2007 and December 31, 2006, and the results of operations and cash flows for the six and three months ended June 30, 2007 and 2006. The financial information for the six and three months ended June 30, 2007 and 2006 is unaudited.
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
The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full 2007 year.
On April 2, 2007, the Company increased the number of authorized shares from 20.0 million to 75.0 million.
Stock Offering
On June 8, 2007, the Company sold an aggregate of 10.0 million shares of its common stock in a private placement to a total of thirty-six accredited investors, primarily existing stockholders of the Company. The shares were sold at a price of $0.10 a share for a total of $1.0 million.
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
Grantees vest in the options immediately. Options granted under the plan are exercisable for a period not to exceed three years. No options were exercised during the six months ended June 30, 2007.
The fair value of the stock options issued during the six months ended June 30, 2007 have been estimated using the Black-Scholes method, whereby the valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. Management has determined that the options have a value of $0.18 per share resulting in total compensation expense for the six months ended June 30, 2007 of $180,000.

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