Form 10QSB/A
period 2007-06-30
BHIT INC
filed 2007-08-27
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)
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

EXPLANATION OF AMENDMENT
B.H.I.T. Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 14, 2007, to file revised statement of operations and cash flows to correct errors resulting from Edgarization of the financial statements. For reference, B.H.I.T.’s complete consolidated financial statements are being included in the Amendment.
In connection with the filing of this Amendment, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with the Amendment currently dated certifications. The Amendment does not reflect any event occurring after the filing of B.H.I.T.’s Form 10-QSB on August 14, 2007, or modify or update the disclosure contained in the Form 10-QSB except as specifically referenced above.

2

TABLE OF CONTENTS

Item 13. Exhibits	4
Signatures	5

3

Item 13. Exhibits.
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed with this amendment no. 1 to quarterly report

4

Signatures
In accordance with the requirements of the Exchange Act, B.H.I.T. Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B.H.I.T. Inc.
Date: August 27, 2007	/s/ Paul S. Dennis
By Paul S. Dennis, Chief Financial Officer

5

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

B.H.I.T. Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Revenue
Interest earned on cash and cash equivalents	$16,837	$17,919	$30,648	$34,515

Expenses
General and Administrative	33,037	30,414	51,865	63,220
Stock based compensation	—	—	180,000	—

Total Expenses	33,037	30,414	231,865	63,220

Net Loss	$(16,200)	$(12,495)	$(201,217)	$(28,705)

Weighted average number of shares outstanding	17,515,524	14,988,051	16,258,769	14,988,051

Basic and diluted net loss per share of Common Stock	$(0.001)	$(0.001)	$(0.012)	$(0.002)

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