Form 10QSB
period 2007-09-30
BHIT INC
filed 2007-11-13
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,988,051 shares of common stock, $0.01 par value per share, as of November 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Table of Contents

Part I — Financial Information		1

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis	1

	Our History	1

	Forward Looking Statements	1

	Results of Operations	2

	Comparison of Nine Months Ended September 30, 2007 and 2006	2

	Comparison of Three Months Ended September 30, 2007 and 2006	2

	Financial Condition and Liquidity	3

	Off-Balance Sheet Arrangements	3

	How to Learn More About BHIT	3

Item 3.	Controls and Procedures	3

Part II — Other Information		3

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

Part I — Financial Information

Item 1. Financial Statements

Our September 30, 2007 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2007 and 2006

Our total revenues for the nine months ended September 30, 2007 were $56,468, compared to $53,538 for the same period in 2006, an increase of $2,930, or 5.5%. Revenues increased as the result of greater interest earned on invested funds in the third quarter of 2007.

Our total expenses for the first nine months of 2007 increased $174,054, or 189.0%, to $266,146, compared to $92,092 for the first nine months of 2006. The increase was caused by $180,000 in stock based compensation expense in the first quarter of 2007 arising from the issuance of stock options to members of the board of directors, partially offset by lower general and administrative expenses.

Accordingly, our net loss for the first nine months of 2007 was $209,678 ($0.011 per share), compared to a net loss of $38,554 ($0.003 per share) in 2006.

Comparison of Three Months Ended September 30, 2007 and 2006

Our total revenues for the quarter ended September 30, 2007 were $25,820, compared to $19,023 for the same period in 2006, an increase of $6,797, or 35.7%. Revenues increased as the result of greater interest earned on invested funds, which increased in 2007 due to our closing a private placement of 10.0 million shares in June.

Our total expenses for the third quarter of 2007 increased $5,409, or 18.7%, to $34,281, compared to $28,872 for the third quarter of 2006, primarily due to the costs associated with the private placement of our shares in June.

Accordingly, our net loss for the third quarter of 2007 was $8,461 ($0.0003 per share), compared to a net loss of $9,849 ($0.001 per share) in 2006.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at September 30, 2007 was $2,356,701, an increase of $936,388 from $1,420,313 at December 31, 2006. Cash and cash equivalents increased during the first nine months of 2007 primarily due to the receipt of proceeds from our June private placement of 10.0 million shares offset in part by of our net loss for the period.

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

Item 3. Controls and Procedures

Under the direction of our interim chief executive and chief financial officers, we have evaluated disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2007, and no change in internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings involving BHIT as of November 9, 2007, nor were any proceedings terminated in the third quarter of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

B.H.I.T. Inc.

Date: November 13, 2007	By	/s/ Paul S. Dennis
Paul S. Dennis, Chief Financial Officer

B.H.I.T. Inc.

Balance Sheets
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,356,701	$1,420,313
Interest receivable on cash and cash equivalents	958	5,640
Prepaid insurance	18,382	14,026

Total Current Assets	$2,376,041	$1,439,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$13,386	$47,646

Stockholders' Equity

Shares of Common Stock, $0.01 par value,
75,000,000 shares authorized and 25,020,808 shares issued at September 30, 2007
and 20,000,000 authorized and 15,020,808 issued at December 31, 2006	89,240,847	88,060,847

Accumulated deficit	(86,870,003)	(86,660,325)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders' Equity	2,362,655	1,392,333

Total Liabilities and Stockholders' Equity	$2,376,041	$1,439,979

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006

Revenue
Interest earned on cash and cash equivalents	$25,820	$19,023	$56,468	$53,538

Expenses
General and Administrative	34,281	28,872	86,146	92,092
Stock based compensation	—	—	180,000	—
Total Expenses	34,281	28,872	266,146	92,092

Net Loss	$(8,461)	$(9,849)	$(209,678)	$(38,554)

Weighted average number of shares outstanding	24,988,051	14,988,051	19,200,505	14,988,051

Basic and diluted net loss per share of Common Stock	$(0.0003)	$(0.001)	$(0.011)	$(0.003)

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Operating Activities
Net Loss	$(209,678)	$(38,554)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	180,000	—

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	4,682	(852)
Prepaid insurance and miscellaneous expenses	(4,356)	—
Accounts payable and accrued expenses	(34,260)	(697)

Net cash used in operations	(63,612)	(40,103)

Financing Activities
Proceeds from sale of common stock	1,000,000	—

Net cash from financing	1,000,000	—

Net increase (decrease) in cash	$936,388	$(40,103)

Cash and cash equivalents at beginning of period	$1,420,313	$1,466,353

Cash and cash equivalents at end of period	$2,356,701	$1,426,250

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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of September 30, 2007 and December 31, 2006, and the results of operations and cash flows for the nine and three months ended September 30, 2007 and 2006. The financial information for the nine and three months ended September 30, 2007 and 2006 is unaudited.

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

The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full 2007 year.

On June 8, 2007, the company sold an aggregate of 10.0 million shares of its common stock in a private placement to a total of thirty-six accredited investors, primarily existing shareholders of the company. The shares were sold at a price of $0.10 a share for a total of $1.0 million.

On April 2, 2007, the company increased the number of authorized shares from 20.0 million to 75.0 million.

Stock Based Compensation

The company has stock option agreements with its directors that provide for the issuance of a total of 1.0 million shares of common stock, with an exercise price of $0.15 a share. The stock option agreements were entered into on March 2, 2007. The number of options issued and the grant dates were determined at the discretion of the company’s board. Grantees vest in the options immediately. Options granted under the plan are exercisable for a period not to exceed three years. No options were exercised during the nine months ended September 30, 2007.

The fair value of the stock options issued during the nine months ended September 30, 2007 have been estimated using the Black-Scholes method, whereby the valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. Management has determined that the options have a value of $0.18 per share resulting in total compensation expense for the nine months ended September 30, 2007 of $180,000.

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