Form 10KSB
period 2007-12-31
BHIT INC
filed 2008-03-31
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year. $80,890

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $ 2,903,088 as of March 20, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,988,051 shares of common stock, $0.01 par value per share, as of March 20, 2008

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

PART I		1
Item 1.	Description of Business.	1
Our History		1
Employees		1
Forward Looking Statements		1
How to Learn More About Us		2
Item 2.	Description of Property.	2
Item 3.	Legal Proceedings.	2
Item 4.	Submission of Matters to a Vote of Security Holders.	2
PART II		3
Item 5.	Market For Common Equity and Related Stockholder Matters.	3
Item 6.	Management’s Discussion and Analysis or Plan of Operation.	3
Results of Operations		3
Financial Condition and Liquidity		4
Off-Balance Sheet Arrangements		4
Critical Accounting Policies		4
Item 7.	Financial Statements.	4
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	4
Item 8A(T).	Controls and Procedures.	4
Item 8B.	Other Information	5
PART III		5
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.	5
Committees of the Board		6
Code of Ethics		6
Compliance with § 16(a) of the Exchange Act		6
Equity Compensation Plan Information		9
Item 10.	Executive Compensation.	7
Director Compensation		7
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	8
Item 12.	Certain Relationships and Related Transactions, and Director Independence.	9
Item 13.	Exhibits.	9
Item 14.	Principal Accountant Fees and Services.	10
SIGNATURES		11

i

PART I

Item 1. Description of Business.

B.H.I.T. Inc. is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest generating instruments. However, our new management team is aggressively investigating potential operating companies to acquire and additional sources of financing. In June 2007, we sold 10.0 million of our common shares in a private placement for $0.10 a share for a total of $1.0 million. Currently we are focusing our efforts on railroad track repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry. Accordingly, we may explore potential acquisitions in other industries as well.

Our History

The company was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties. The company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. in 1998.

As the result of a public offering in 1986, the company received gross proceeds of $98,482,751. From 1989 to 1992 we experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by us. The company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $87,240,805 on December 31, 2007.

In September 2000, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation, purchased 5,870,563 shares of our stock, or 39.2% of the outstanding shares. Subsequent purchases of our shares resulted in Summa owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on December 31, 2006.

On January 24, 2007, a group of private investors purchased all of the BHIT shares held by Summa. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the company and Paul S. Dennis, Gary O. Marino, Harvey J. Polly and Andrew H. Scott were appointed to fill vacancies in the board. To learn more about our current management team, please turn to Item 9 on page 5.

Employees

We do not have any full or part-time employees. We plan to add additional personnel as our operations infrastructure dictates.

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in BHIT’s prospects and strategies, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include our ability to:

•	execute our business plan by identifying and acquiring an operating company;

•	obtain appropriate financing to complete potential acquisitions;

•	effectively invest our existing funds and raise additional capital to fund our operations; and

•	comply with SEC regulations and filing requirements applicable to us as a public company.

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

Item 2. Description of Property.

We do not own any real property.

Item 3. Legal Proceedings.

We are not aware of any pending legal proceedings involving BHIT as of March 20, 2008, nor were any proceedings terminated in 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “BHIT.OB.” The last reported sale price on March 20, 2008 was $0.16 per share. The following table lists the high and low closing sale prices of our stock during 2007 and 2006 as reported on OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
Fourth Quarter	$0.51	$0.30	$0.19	$0.10
Third Quarter	$0.50	$0.20	$0.16	$0.08
Second Quarter	$0.25	$0.17	$0.15	$0.08
First Quarter	$0.27	$0.13	$0.12	$0.09

There were approximately 2,210 stockholders of record of BHIT’s common stock as of March 20, 2008. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our stock.

On October 23, 2007, BHIT granted non-qualified stock options to purchase 250,000 shares of the company’s stock for $0.35 a share to each of its four directors as compensation for serving on the board in 2008. The options were fully vested on the date of grant and expire on October 23, 2010. The options were not registered under the Securities Act of 1933 in reliance on the private offering exemption from registration provided by § 4(2) of the act and related Rule 506 of Regulation D.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

BHIT is currently a shell company without significant operations or sources of revenues other than its investments. However, we are aggressively investigating potential acquisition candidates and additional sources of financing.

Results of Operations

Our total revenue for 2007 was $80,890, compared to $72,289 in 2006, an increase of $8,601, or 11.9%. Revenues improved as the result of higher interest earned on increased invested funds, offset in part by lower interest rates. In June 2007 we sold 10.0 million of our common shares for a total of $1.0 million, significantly increasing invested funds.

Our expenses for 2007 increased $570,594, or 472.3%, to $691,410, compared to $120,816 in 2006. The increase in expenses in 2007 resulted primarily from non-cash stock-based compensation charges of $430,000 for the issuance of options to our directors for serving on the board. General and administrative expenses also increased due to expenditures related to evaluating potential acquisition candidates, primarily in the fourth quarter of 2007.

Accordingly, our net loss for 2007 was $610,520 ($0.030 per share), compared to $48,527 ($0.003 per share), in 2006, an increase of $561,993.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at December 31, 2007 was $2,269,054, an increase of $848,741, or 59.8%, from $1,420,313 at December 31, 2006. Cash and cash equivalents increased in 2007 as the result of our receipt of the proceeds from the sale of 10.0 million shares of our common stock in June 2007.

We are exploring various acquisition opportunities and have incurred due diligence, legal and accounting costs in connection with evaluating these opportunities. At this time, we have no other material commitments for capital expenditures. We believe our cash is sufficient to meet our needs for anticipated operating expenses as a shell company for 2008. However, we are exploring additional sources of financing to fund the possible acquisition of an operating company. We cannot guaranty we will be able to obtain adequate financing on acceptable terms.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of significant accounting policies that impact our financial reporting, please turn to Note 1 of our financial statements beginning on page F-7.

Item 7. Financial Statements.

Our 2007 and 2006 consolidated financial statements audited by Grant Thornton LLP follow this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the direction of our interim chief executive and chief financial officers, we have evaluated our disclosure controls and procedures and internal control over financial reporting. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organization of the Treadway Commission, or COSO. Based on these criteria, management concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2007. In addition, no change in internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 8B. Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our current directors and executive officers are:

Gary O. Marino, age 63, joined our board in January 2007 and was appointed chairman in January 2008. Mr. Marino serves as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, and formerly held the same positions at RailAmerica, Inc. (NYSE:RRA), a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBIC’s), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads.

Andrew H. Scott, age 40, joined our board and was appointed interim chief executive officer in January 2007. Mr. Scott is currently a managing director of Maxim Group, LLC specializing in structured finance focusing on the healthcare, financial services and technology industries. Mr. Scott has over fifteen years of experience in the financial services industry. He is a graduate of Pace University with a B.B.A. in accounting and a minor in mathematics.

Paul S. Dennis, age 70, joined the board in January 2007 and was appointed interim chief financial officer in February 2007. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor.

Harvey J. Polly, age 79, joined our board in January 2007 and served as chairman until January 2008. Mr. Polly previously served as our CEO from 1995 to 2000 before selling his interest in the company to Summa. He has been a principal shareholder, director and COO of various short line railroads and The Hanover Bank of Florida, and a principal and the president of Helena Rubinstein, an international cosmetics company. Mr. Polly is a graduate of Keystone College and Columbia University’s Graduate School of Business.

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

Code of Ethics

In the wake of the recent corporate scandals, the SEC has adopted rules encouraging companies to adopt written ethical guidelines for their officers and employees. We believe strongly in the importance of ethical conduct in our business endeavors, and in March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Paul S. Dennis, 7005 Stadium Drive, Suite 100, Brecksville, Ohio 44141.

Compliance with 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Based solely on our review of copies of reports furnished to us, we believe that all § 16(a) filing requirements were met in 2007. Copies of these filings are available on the SEC’s website at www.sec.gov.

Item 10. Executive Compensation.

Summary Compensation Table

We did not pay our interim chief executive or financial officers any salary, bonus or other cash compensation in 2007, although they did receive stock options for serving on our board. We had no other executive officers in 2007. We did not pay our CEO or CFO in 2006, nor did we pay any other officer $100,000 or more in 2006. The following table summarizes the compensation paid by us to our interim chief executive and financial officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Andrew H. Scott, Interim Chief Executive Officer	2007	—	—	$107,500*	—	$107,500

Paul S. Dennis, Interim Chief Financial Officer	2007	—	—	$107,500*	—	$107,500

*
The fair value of stock options is based on the FAS 123(R) compensation expense recognized as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 1: “Summary of Business and Significant Accounting Policies — Stock-Based Compensation” to our consolidated financial statements included in this Form 10-KSB.

Outstanding Equity Awards at December 31, 2007

The following table summarizes information with respect to the stock options held by our executive officers as of December 31, 2007.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Andrew H. Scott	250,000	—	$0.35	10/23/2010	(1)
	250,000	—	$0.15	3/02/2010	(2)
Paul S. Dennis	250,000	—	$0.35	10/23/2010	(1)
	250,000	—	$0.15	3/02/2010	(2)

(1)	Options vested on October 23, 2007, the date of grant.
(2)	Options vested on March 2, 2007, the date of grant.

Director Compensation

In March 2007, BHIT issued options to purchase 250,000 shares of the company’s stock for $0.15 a share to each of its four directors as compensation for serving on the board in 2007. In October 2007, BHIT issued options to purchase an additional 250,000 shares for $0.35 a share to each of the directors for serving on the board in 2008. Our directors did not receive any cash compensation. The following table summarizes information with respect to the compensation paid to our directors during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Andrew H. Scott	—	$107,500*	—	$107,500*
Paul S. Dennis	—	$107,500*	—	$107,500*
Gary O. Marino	—	$107,500*	—	$107,500*
Harvey J. Polly	—	$107,500*	—	$107,500*

*
The fair value of stock options is based on the FAS 123(R) compensation expense recognized as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 1: “Summary of Business and Significant Accounting Policies — Stock-Based Compensation” to our consolidated financial statements included in this Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors and executive officers as of March 20, 2008.

Significant Stockholders	Shares		Options	Total	Percentage (1)

Gary O. Marino Patriot Equity, LLC 2255 Glades Road, Suite 342-W Boca Raton, Florida 33431	1,195,417	(2)	500,000	1,695,417	6.7%

Andrew H. Scott Maxim Group, LLC 405 Lexington Ave. New York, New York 10174	940,833		500,000	1,440,833	5.7%

Paul S. Dennis Associated Health Care Management 7005 Stadium Drive, Suite 100 Brecksville, Ohio 44141	2,221,250		500,000	2,721,250	10.7%

Harvey J. Polly 2901 South Ocean Blvd., Penthouse 5 Highland Beach, Florida 33487	2,486,250	(3)	500,000	2,986,250	11.7%

Total	6,843,750		2,000,000	8,843,750	32.8%

(1)	There were 24,988,051 shares outstanding on March 20, 2008. Assumes the exercise of options held by that director, but no others.

(2)	Shares held by Patriot Equity, LLC, a limited liability company of which Mr. Marino is the sole member.

(3)	Includes 100,000 shares beneficially owned by Mr. Polly’s wife.

Equity Compensation Plan Information

During 2007, our directors each received a total of 500,000 options as compensation for serving on our board for 2007 and 2008. The Company has not issued any other options, warrants or rights. Our equity plans are summarized in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	2,000,000	$0.25	—

Total	2,000,000	$0.25	—

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We did not engage in any related party transactions in 2007.

None of our directors are independent, nor are we required to have independent directors as shares of our common stock are not listed on any exchange but are traded over-the-counter.

Item 13. Exhibits.

14	Code of Ethics (filed as Exhibit 14 to BHIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on April 16, 2007 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Grant Thornton LLP has served as BHIT’s certified public accountants since 2000. Grant Thornton billed us $34,155 in 2007 and $26,496 in 2006 for audit fees. Grant Thornton did not render any other services to BHIT during 2007 or 2006.

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

B.H.I.T. Inc.

Date: March 31, 2008	/s/ Andrew H. Scott
By Andrew H. Scott,
Interim Chief Executive Officer

/s/ Paul S. Dennis
By Paul S. Dennis, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of B.H.I.T. Inc. and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Gary O. Marino
By Gary O. Marino, Chairman of the Board

Date: March 31, 2008	/s/ Andrew H. Scott
By Andrew H. Scott,
Interim Chief Executive Officer and Director

Date: March 31, 2008	/s/ Paul S. Dennis
By Paul S. Dennis, Interim Chief Financial Officer

Date: March 31, 2008	/s/ Harvey J. Polly
By Harvey J. Polly, Director

B.H.I.T. Inc.

Index to Financial Statements

Balance Sheets as of December 31, 2007 and 2006	F-3
Statements of Operations for the Years Ended December 31, 2007 and 2006	F-4
Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006	F-5
Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F-6
Note 1. Summary of Business and Significant Accounting Policies	F-7
Basis of Presentation	F-7
Nature of Operations	F-7
Stock Offering	F-7
Income Taxes	F-7
Loss Per Share	F-7
Cash and Cash Equivalents	F-8
Revenue Recognition	F-8
Stock-Based Compensation	F-8
Use of Estimates	F-8
New Accounting Pronouncements	F-9
Note 2. Income Taxes	F-9

Report of Independent Registered Public Accounting Firm

The Stockholders
B.H.I.T. Inc.

We have audited the accompanying balance sheets of B.H.I.T. Inc. (a Delaware corporation) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.H.I.T. Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Cleveland, Ohio
March 28, 2008

B.H.I.T. Inc.

Balance Sheets
As of December 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,269,054	$1,420,313
Interest receivable on cash and cash equivalents	1,897	5,640
Prepaid insurance	13,786	14,026

Total Current Assets	$2,284,737	$1,439,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$72,924	$47,646

Stockholders' Equity

Shares of Common Stock, $0.01 par value, 75,000,000 shares authorized and 25,020,808 shares issued at December 31, 2007 and 20,000,000 authorized and 15,020,808 issued at December 31, 2006	89,490,847	88,060,847

Accumulated deficit	(87,270,845)	(86,660,325)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders' Equity	2,211,813	1,392,333

Total Liabilities and Stockholders' Equity	$2,284,737	$1,439,979

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Statements of Operations
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006

Revenue
Interest earned on cash and cash equivalents	$80,890	$72,289

Expenses
General and Administrative	261,410	120,816
Stock based compensation	430,000	—
Total Expenses	691,410	120,816

Net Loss	$(610,520)	$(48,527)

Weighted average number of shares outstanding	20,659,284	14,988,051

Basic and diluted net loss per share of Common Stock	$(0.030)	$(0.003)

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.
Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock			Treasury Stock
	Shares Issued	Amount	Accumulated Deficit	Shares	Amount	Total

Stockholders' equity (deficit) December 31, 2005	15,020,808	$88,060,847	$(86,611,798)	32,757	$(8,189)	$1,440,860
Net loss for the year ended December 31, 2006	—	—	$(48,527)	—	—	$(48,527)
Stockholders' equity (deficit) December 31, 2006	15,020,808	$88,060,847	$(86,660,325)	32,757	$(8,189)	$1,392,333
Sale of common stock	10,000,000	$1,000,000				$1,000,000
Issuance of stock options		$430,000				$430,000
Net loss for the year ended December 31, 2007	—	—	$(610,520)	—	—	$(610,520)
Stockholders' equity (deficit) December 31, 2007	25,020,808	$89,490,847	$(87,270,845)	32,757	$(8,189)	$2,211,813

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006

Operating Activities
Net Loss	$(610,520)	$(48,527)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	430,000	—

Changes in assets and liabilities:

Interest receivable on cash and cash equivalents	3,743	(25)
Prepaid insurance and miscellaneous expenses	240	$(14,026)
Accounts payable and accrued expenses	25,278	16,538

Net cash used in operations	(151,259)	(46,040)

Financing Activities
Proceeds from sale of common stock	1,000,000	—

Net cash from financing	1,000,000	—

Net increase (decrease) in cash	$848,741	$(46,040)

Cash and cash equivalents at beginning of period	$1,420,313	$1,466,353

Cash and cash equivalents at end of period	$2,269,054	$1,420,313

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Note 1. Summary of Business and Significant Accounting Policies

Basis of Presentation
B.H.I.T. Inc. (“BHIT,” “we,” “our” or the “company”) was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The company was subsequently reorganized as a Delaware corporation in 1987. We changed our name from Banyan Hotel Investment Fund to B.H.I.T. Inc. in 1998.

On January 24, 2007, a group of private investors purchased all of the BHIT shares held by Summa Holdings, Inc., then the company’s largest stockholder. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the company and Paul S. Dennis, Gary O. Marino, Harvey J. Polly and Andrew H. Scott were appointed to fill vacancies in the board. Our new management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are focusing our efforts on railroad track repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry. Accordingly, we may explore potential acquisitions in other industries as well.

Our business is not seasonal and we have no foreign or export business. We do not segregate revenue or assets by geographical region because this presentation would not be material to an understanding of our business taken as a whole.

Nature of Operations
Currently BHIT is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest generating instruments.

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

Loss Per Share
Basic and diluted loss per share was calculated in 2007 using 20,659,284 shares and in 2006 using 14,988,051 shares, the number of weighted average shares outstanding each year. The impact of outstanding stock options was not included in dilutive earnings per share as their inclusion would be anti-dilutive.

B.H.I.T. Inc.

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Cash and Cash Equivalents
We consider all highly liquid instruments purchased with maturities of three months or less to be cash and cash equivalents.

Revenue Recognition
We record interest income from cash and cash equivalents on an accrual basis.

Stock-Based Compensation
The company has stock option agreements with its directors that provide for the issuance of a total of 2.0 million shares of common stock. We entered into stock option agreements for the purchase of a total of 1.0 million shares with our directors on March 2, 2007, with an exercise price of $0.15 a share, as compensation for serving on the board in 2007. We entered into stock option agreements for the purchase of an additional 1.0 million shares on October 23, 2007, with an exercise price of $0.35 a share, as compensation for serving on the board in 2008. The number of options issued and the grant dates were determined at the discretion of the company’s board. Grantees vested in the options immediately. Options granted under the plan are exercisable for a period not to exceed three years. No options were exercised during 2007.

The fair values of the stock options issued during 2007 have been estimated using the Black-Scholes method, whereby the valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. Management has determined that the March 2, 2007 options have a value of $0.18 per share and the October 23, 2007 options have a value of $0.25 per share resulting in total compensation expense for the year ended December 31, 2007 of $430,000.

Expected volatility rate was estimated using the average volatility rates of fourteen public companies in the financial and business services industry. The weighted average assumptions used in the option-pricing models during 2007 were as follows:

Discount interest rate	4.28%
Expected life (years)	3
Expected volatility	69.67%
Dividend yield	0

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

B.H.I.T. Inc.

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. Although the company will continue to evaluate the application of SFAS 159, management does not currently believe adoption will have a material impact on the company’s financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 was to be effective for BHIT on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS No. 157 for BHIT to January 1, 2009. We are currently evaluating the impact of the adoption of SFAS 157 on the company’s financial condition and operating results.

Note 2. Income Taxes

The company reported no income tax expense or benefit for 2007 and 2006 due to the net operating losses incurred during both years.

Our federal net operating loss (“NOL”) carryforward balance for 2007 was $3,754,529 and in 2006 was $21,559,269. Our NOL carryforwards are scheduled to expire between 2008 and 2027. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382. The purchase of the Summa’s shares and subsequent stock issuances may have substantially limited or eliminated the opportunity to utilize our NOL carryforwards.

The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred tax assets.

	2007	2006
Tax effect of net operating loss carryforward	$1,276,540	$7,330,151
Stock compensation benefit	146,200	—
Valuation allowance	(1,422,740)	(7,330,151)
Net deferred tax asset	$—	$—

For 2007, the net decrease of $6,053,611 in the tax-effected NOL carryforward and the valuation allowance was the result of the net loss for 2007 and the expiration of $17,985,259 NOL generated in 1992. In 2006, the net decrease of $17,986,489 in the tax-effected NOL carryforward and the valuation allowance was the result of the net loss for 2006 and the expiration of $52,949,966 NOL generated in 1991.

B.H.I.T. Inc.

Notes to Financial Statements
Years Ended December 31, 2007 and 2006

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is ‘more-likely-than-not’ that it will be sustained upon examination. For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open. The Company recorded a valuation allowance for all deferred tax assets as of December 31, 2007, to be adjusted if the deferred tax assets realization is more likely than not. The Company believes that the adoption of FIN 48 did not have any material impact on the Company’s financial position.