Form 10-Q
period 2008-03-31
BHIT INC
filed 2008-05-14
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

B.H.I.T. Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

7005 Stadium Drive, Suite 100, Brecksville, Ohio 44141

(Address of principal executive offices)

440-746-8600

(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,988,051 shares of common stock, $0.01 par value per share, as of May 5, 2008.

Table of Contents

Part I — Financial Information		1
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Our History		1
Forward Looking Statements		2
Results of Operations		2
Financial Condition and Liquidity		2
Off-Balance Sheet Arrangements		3
How to Learn More About BHIT		3
Item 4.	Controls and Procedures	3
Part II — Other Information		3
Item 1.	Legal Proceedings	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Defaults Upon Senior Securities	3
Item 4.	Submission of Matters to a Vote of Security Holders	3
Item 5.	Other Information	4
Item 6.	Exhibits	4
Signatures		5

Part I — Financial Information

Item 1. Financial Statements

Our March 31, 2008 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

As the result of a public offering in 1986, the company received gross proceeds of $98,482,751. From 1989 to 1992 we experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by us. The company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $87,319,630 on March 31, 2008.

In September 2000, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation, purchased 5,870,563 shares of our stock, or 39.2% of the outstanding shares. Subsequent purchases of our shares resulted in Summa owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on December 31, 2006.

On January 24, 2007, a group of private investors purchased all of the BHIT shares held by Summa. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the company and Paul S. Dennis, Gary O. Marino, Harvey J. Polly and Andrew H. Scott were appointed to fill vacancies in the board. In April 2008 Mr. Scott resigned from the board to pursue other business interests.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2008 were $17,749, compared to $13,810 for the same period in 2007, an increase of $3,939, or 28.5%. Revenues increased as the result of additional interest earned on invested funds which were increased by the proceeds from our June 2007 private placement.

Our total expenses for the first quarter of 2008 decreased $132,293, or 66.5%, to $66,534, compared to $198,827 for the first quarter of 2007. The decrease was caused by $180,000 in stock based compensation expense recognized in 2007 arising from the issuance of stock options to members of the board of directors, partially offset by higher general and administrative expenses in 2008 as a result of professional fees associated with exploring potential acquisition candidates.

Accordingly, our net loss for the first quarter of 2008 was $48,785 ($0.002 per share), compared to a net loss of $185,017 ($0.012 per share) in 2007, a decrease of $136,232.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at March 31, 2008 was $2,183,950, a decrease of $85,104 from $2,269,054 at December 31, 2007. Cash and cash equivalents decreased in the first quarter primarily as the result of our net loss for the period.

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

How to Learn More About BHIT

We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Paul S. Dennis, at 440-746-8600.

Item 4. Controls and Procedures

Under the direction of our interim chief executive and chief financial officer management evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and concluded that our disclosure controls and procedures were effective as of March 31, 2008, and no change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings involving BHIT as of May 5, 2008, nor were any proceedings terminated in the first quarter of 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.Other Information

On April 9, 2008, Andrew H. Scott resigned as our interim chief executive officer and as a director to pursue other business interests and Paul S. Dennis was immediately appointed to replace Mr. Scott as interim chief executive officer.

Item 6. Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, B.H.I.T. Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.H.I.T. Inc.

Date: May 14, 2008	/s/ Paul S. Dennis
By Paul S. Dennis
Interim Chief Executive and Financial Officer

B.H.I.T. Inc.

Balance Sheets
As of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,183,950	$2,269,054
Interest receivable on cash and cash equivalents	1,018	1,897
Prepaid insurance	9,191	13,786

Total Current Assets	$2,194,159	$2,284,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$31,131	$72,924

Stockholders' Equity

Shares of Common Stock, $0.01 par value, 75,000,000 shares authorized and 25,020,808 shares issued at March 31, 2008 and at December 31, 2007	89,490,847	89,490,847

Accumulated deficit	(87,319,630)	(87,270,845)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders' Equity	2,163,028	2,211,813

Total Liabilities and Stockholders' Equity	$2,194,159	$2,284,737

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months
	2008	2007

Revenue
Interest earned on cash and cash equivalents	$17,749	$13,810

Expenses
General and Administrative	66,534	18,827
Stock based compensation	—	180,000
Total Expenses	66,534	198,827

Net Loss	$(48,785)	$(185,017)

Weighted average number of shares outstanding	24,988,051	14,988,051

Basic and diluted net loss per share of Common Stock	$(0.002)	$(0.012)

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Operating Activities
Net Loss	$(48,785)	$(185,017)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	—	180,000

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	879	1,836
Prepaid insurance and miscellaneous expenses	4,595	3,786
Accounts payable and accrued expenses	(41,793)	(6,189)

Net cash used in operations	(85,104)	(5,584)

Cash and cash equivalents at beginning of period	$2,269,054	$1,420,313

Cash and cash equivalents at end of period	$2,183,950	$1,414,729

See accompanying notes to the Financial Statements.

B.H.I.T. Inc.

Notes to Financial Statements
Quarters Ended March 31, 2008 and 2007
(Unaudited)

Nature of Operations
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

Currently BHIT is a shell company without significant operations or sources of revenues other than its investments. However, our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are focusing our efforts on railroad track repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry and we may explore potential acquisitions in other industries as well.

Basis of Presentation
We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The financial information for the three months ended March 31, 2008 and 2007 is unaudited.

Although we believe that the disclosures included in our financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with BHIT’s latest annual report on Form 10-KSB for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full 2008 year.

Stock-Based Compensation
The company has stock option agreements with its directors that provide for the issuance of a total of 2.0 million shares of common stock. We entered into stock option agreements for the purchase of a total of 1.0 million shares with our directors on March 2, 2007, with an exercise price of $0.15 a share, as compensation for serving on the board in 2007. We entered into stock option agreements for the purchase of an additional 1.0 million shares on October 23, 2007, with an exercise price of $0.35 a share, as compensation for serving on the board in 2008. The number of options issued and the grant dates were determined at the discretion of the company’s board. Grantees vested in the options immediately. Options granted under the plan are exercisable for a period not to exceed three years. No options were exercised during 2007 or during the quarter ended March 31, 2008.

B.H.I.T. Inc.

Notes to Financial Statements
Quarters Ended March 31, 2008 and 2007
(Unaudited)

The fair values of the stock options issued during 2007 have been estimated using the Black-Scholes method, whereby the valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. Management has determined that the March 2, 2007 options have a value of $0.18 per share ($180,000 in total) and the October 23, 2007 options have a value of $0.25 per share ($250,000 in total) resulting in total compensation expense for the year ended December 31, 2007 of $430,000.

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

New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company was not impacted by the adoption of SFAS 159.

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