Form 10-Q
period 2008-06-30
BHIT INC
filed 2008-08-08
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,988,051 shares of common stock, $0.01 par value per share, as of July 31, 2008.

Table of Contents

Part I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Our History		1
Forward Looking Statements		2
Results of Operations		3
Comparison of Three Months Ended June 30, 2008 and 2007		3
Comparison of Six Months Ended June 30, 2008 and 2007		3
Financial Condition and Liquidity		3
Off-Balance Sheet Arrangements		3
How to Learn More About BHIT		4
Item 4.	Controls and Procedures	4
Part II — Other Information		4
Item 1.	Legal Proceedings	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 5.	Other Information	4
Item 6.	Exhibits	5
Signatures		6

Part I — Financial Information

Item 1. Financial Statements

Our June 30, 2008 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

On July 24, 2008 we entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC, the current owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo has provided railroad maintenance and construction services to short line railroads and industrial customers for 25 years. Colo’s services include: construction of new spurs, sidings, loop tracks, rail-yards and intermodal facilities, maintenance for mechanized rail and tie change-out production, panel turnout construction and installation, crossing installation and maintenance, production surfacing, track inspection and reporting, planned and scheduled maintenance and track pick-up and removal. Completing the acquisition is contingent on the satisfaction of standard conditions, including our being satisfied with due diligence and finalizing our financing arrangements. There can be no assurances that the transaction will be completed on the proposed terms, or at all. For more information regarding the proposed acquisition, please see our Current Report on Form 8-K filed with the SEC on July 28, 2008.

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

As the result of a public offering in 1986, the company received gross proceeds of $98,482,751. From 1989 to 1992 we experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by us. The company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $87,357,623 on June 30, 2008.

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

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in BHIT’s prospects and strategies are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include our ability to:

•	execute our business plan by identifying and acquiring an operating company;

•	obtain appropriate financing to complete potential acquisitions;

•	effectively invest our existing funds and raise additional capital to fund our operations;

•	comply with SEC regulations and filing requirements applicable to us as a public company; and

•	successfully acquire and operate Colo.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Our total revenues for the quarter ended June 30, 2008 were $11,406, compared to $16,837 for the same period in 2007, a decrease of $5,431, or 32.3%. Revenues decreased as the result of lower interest rates earned on invested funds.

Our total expenses for the second quarter of 2008 increased $16,362, or 49.5%, to $49,400, compared to $33,038 for the second quarter of 2007. The increase was caused by higher general and administrative expenses in 2008 as a result of professional fees associated with exploring potential acquisition candidates.

Accordingly, our net loss for the second quarter of 2008 was $37,994 ($0.002 per share), compared to a net loss of $16,201 ($0.001 per share) in 2007, an increase of $21,793.

Comparison of Six Months Ended June 30, 2008 and 2007

Our total revenues for the six months ended June 30, 2008 were $29,156, compared to $30,648 for the same period in 2007, a decrease of $1,492, or 4.9%. Revenues decreased as the result of lower interest earned on invested funds. Lower interest rates were partially offset by an increase in funds from the proceeds of our June 2007 private placement.

Our total expenses for the first half of 2008 decreased $115,931, or 50.0%, to $115,934, compared to $231,865 for the first half of 2007. The decrease was caused by $180,000 in stock based compensation expense recognized in 2007 arising from the issuance of stock options to members of the board of directors, partially offset by higher general and administrative expenses in 2008 as a result of professional fees associated with exploring potential acquisition candidates.

Accordingly, our net loss for the first half of 2008 was $86,778 ($0.003 per share), compared to a net loss of $201,217 ($0.012 per share) in 2007, a decrease of $114,439.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at June 30, 2008 was $2,029,053, a decrease of $240,001 from $2,269,054 at December 31, 2007. Cash and cash equivalents decreased in the first half of 2008 primarily as the result of our net loss for the period and deferred acquisition and financing costs incurred in connection with exploring potential acquisition candidates.

At this time, we have no material commitments for capital expenditures, other than our purchase of Colo. In addition, we are reviewing various other acquisition opportunities. We believe our cash is sufficient to meet our needs for anticipated operating expenses as a shell company for 2008. However, we are exploring additional sources of financing to fund the possible acquisition of Colo and other operating companies.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More About BHIT

We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Paul S. Dennis, at 440-746-8600.

Item 4. Controls and Procedures

Under the direction of our interim chief executive and financial officer, management evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and concluded that our disclosure controls and procedures were effective as of June 30, 2008, and no change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings involving BHIT as of July 31, 2008, nor were any proceedings terminated in the second quarter of 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

B.H.I.T. Inc.

Date: August 8, 2008	/s/ Paul S. Dennis
By Paul S. Dennis
Interim Chief Executive and Financial Officer

B.H.I.T. Inc.

Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,029,053	$2,269,054
Interest receivable on cash and cash equivalents	-	1,897
Prepaid insurance	4,596	13,786

Total Current Assets	2,033,649	2,284,737

Deferred acquisition and financing costs	124,837	-

Total Assets	$2,158,486	$2,284,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$33,451	$72,924

Stockholders' Equity

Common Stock, $0.01 par value, 75,000,000 shares authorized and 25,020,808 shares issued at June 30, 2008 and at December 31, 2007	89,490,847	89,490,847

Accumulated deficit	(87,357,623)	(87,270,845)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders' Equity	2,125,035	2,211,813

Total Liabilities and Stockholders' Equity	$2,158,486	$2,284,737

B.H.I.T. Inc.

Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months		Six Months
	2008	2007	2008	2007
Revenue
Interest earned on cash and cash equivalents	$11,406	$16,837	$29,156	$30,648

Expenses
General and Administrative	49,400	33,038	115,934	51,865
Stock based compensation	-	-	-	180,000
Total Expenses	49,400	33,038	115,934	231,865

Net Loss	$(37,994)	$(16,201)	$(86,778)	$(201,217)

Weighted average number of shares outstanding	24,988,051	17,515,524	24,988,051	16,258,769

Basic and diluted net loss per share of Common Stock	$(0.002)	$(0.001)	$(0.003)	$(0.012)

B.H.I.T. Inc.

Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Operating Activities
Net Loss	$(86,778)	$(201,217)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	-	180,000

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	1,897	4,444
Prepaid insurance and miscellaneous expenses	9,190	8,906
Accounts payable and accrued expenses	(39,473)	(16,037)

Net cash used in operations	(115,164)	(23,904)

Investing Activities
Deferred acquisition costs	(99,837)	-

Net cash used in investing	(99,837)	-

Financing Activities
Deferred Financing Costs	(25,000)	-
Issuance of Common Stock	-	1,000,000

Net cash used in financing	(25,000)	1,000,000

Net increase (decrease) in cash	(240,001)	976,096

Cash and cash equivalents at beginning of period	2,269,054	1,420,313

Cash and cash equivalents at end of period	$2,029,053	$2,396,409

B.H.I.T. Inc.

Notes to Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
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

Basis of Presentation
We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of June 30, 2008 and December 31, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The financial information for the three and six months ended June 30, 2008 and 2007 is unaudited.

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full 2008 year.

Stock Offering
On June 8, 2007, the company sold an aggregate of 10.0 million shares of its common stock in a private placement to a total of 36 accredited investors, primarily existing stockholders of the company. The shares were sold at a price of $0.10 a share for a total of $1.0 million.

B.H.I.T. Inc.

Notes to Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

Stock-Based Compensation
The company has stock option agreements with its directors that provide for the issuance of a total of 2.0 million shares of common stock. We entered into stock option agreements for the purchase of a total of 1.0 million shares with our directors on March 2, 2007, with an exercise price of $0.15 a share, as compensation for serving on the board in 2007. We entered into stock option agreements for the purchase of an additional 1.0 million shares on October 23, 2007, with an exercise price of $0.35 a share, as compensation for serving on the board in 2008. The number of options issued and the grant dates were determined at the discretion of the company’s board. Grantees vested in the options immediately. Options granted under the plan are exercisable for a period not to exceed three years. No options were exercised during 2007 or during the six months ended June 30, 2008.

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

Risk free interest rate	4.28%
Expected life (years)	3
Expected volatility	69.67%
Dividend yield	0

The stock options are not considered in calculating diluted earnings per share because they are anti-dilutive.

New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company did not elect to measure eligible items at fair value.

B.H.I.T. Inc.

Notes to Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

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

Subsequent Events
On July 24, 2008 we entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC, the current owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo has provided railroad maintenance and construction services to short line railroads and industrial customers for 25 years. Completing the acquisition is contingent on the satisfaction of standard conditions, including our being satisfied with due diligence and finalizing our financing arrangements. There can be no assurances that the transaction will be completed on the proposed terms, or at all. In connection with this acquisition, the company has incurred certain acquisition and financing costs totaling $124,837 as of June 30, 2008.