Form 10-Q
period 2008-09-30
BHIT INC
filed 2008-11-14
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

B.H.I.T. Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 342-W, Boca Raton, Florida 33431
(Address of principal executive offices)

561-443-5300
(Registrant’s telephone number)

7005 Stadium Drive, Suite 100, Brecksville, Ohio 44141
(Former Address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,988,051 shares of common stock, $0.01 par value per share, as of October 31, 2008.

Table of Contents

Part I — Financial Information		1
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Recent Events		1
	Management Changes	1
	The Colo Acquisition	2
Our History		2
Forward Looking Statements		3
Results of Operations		3
	Comparison of Three Months Ended September 30, 2008 and 2007	3
	Comparison of Nine Months Ended September 30, 2008 and 2007	4
Financial Condition and Liquidity		4
Off-Balance Sheet Arrangements		4
How to Learn More About BHIT		4
Item 4.	Controls and Procedures	4
Part II — Other Information		5
Item 1.	Legal Proceedings	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits	5
Signatures		6
Financial Statements		F-1
Notes to Financial Statements		F-4

Part I — Financial Information

Item 1. Financial Statements

Our September 30, 2008 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

B.H.I.T. Inc. is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest generating instruments. However, our new management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry. Accordingly, we may explore potential acquisitions in other industries as well.

Recent Events

Management Changes

Effective November 14, 2008, our board appointed Gary O. Marino president and chief executive officer of BHIT. Mr. Marino will continue to serve as chairman of the board. The board expects BHIT to benefit from Mr. Marino’s railroad experience as the company focuses on making acquisitions in that industry. At the same time, the board appointed Bennett Marks vice president and chief financial officer and to serve as a member of our board of directors. Paul S. Dennis stepped down as interim CEO and CFO and was appointed as vice president and treasurer. Mr. Dennis will continue to serve on the board. Biographical information for Messrs. Marino and Marks follows.

Gary O. Marino, age 64, joined our board in January 2007 and was appointed chairman in January 2008 and CEO in November 2008. Mr. Marino serves as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, and formerly held the same positions at RailAmerica, Inc. (NYSE:RRA), a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads.

Bennett Marks, age 60, is executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads. Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc. (NYSE:RRA), he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has 21 years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach office. A licensed CPA in Florida and New York, he has held leadership positions in a variety of community, charitable, and professional organizations. Mr. Marks received his degree in accounting from New York University.

The Colo Acquisition

On July 24, 2008 we entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC, the current owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. We expected to complete the Colo acquisition by the end of September, but the transaction was delayed due to deteriorating financial and economical conditions. We subsequently elected not to proceed with the acquisition.

BHIT had placed $350,000 in a purchase money escrow for the Colo acquisition. Iron Rail has demanded payment of this amount in full in connection with the termination of the purchase agreement. We have authorized the distribution of $10,000 of the escrow to Iron Rail, but dispute that Iron Rail is entitled to the remaining $340,000. The parties are currently in discussions to resolve this matter, but there can be no guaranty that they will be able to do so.

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

As the result of a public offering in 1986, the company received gross proceeds of $98.5 million. From 1989 to 1992 we experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by us. The company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $87,733,320 on September 30, 2008.

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

In June 2007, we sold 10.0 million of our common shares in a private placement for $0.10 per share for a total of $1.0 million.

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

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-KSB, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in BHIT.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Our total revenues for the quarter ended September 30, 2008 were $10,539, compared to $25,820 for the same period in 2007, a decrease of $15,281, or 59.2%. Revenues decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Our total expenses for the third quarter of 2008 increased $351,955, or 1,026.7%, to $386,236, compared to $34,281 for the second quarter of 2007. The increase was caused by the write off of $355,898 in professional fees and other costs associated with the Colo acquisition due to the termination of the transaction in October 2008.

Accordingly, our net loss for the third quarter of 2008 was $375,697 ($0.015 per share), compared to a net loss of $8,461 ($0.001 per share) in 2007, an increase of $367,236.

Comparison of Nine Months Ended September 30, 2008 and 2007

Our total revenues for the nine months ended September 30, 2008 were $39,695, compared to $56,468 for the same period in 2007, a decrease of $16,773, or 29.7%. Revenues decreased as the result of lower interest earned on invested funds. Lower interest rates were partially offset by an increase in funds from the proceeds of our June 2007 private placement.

Our total expenses for the first nine months of 2008 increased $236,024, or 88.7%, to $502,170, compared to $266,146 for the same period in 2007. The increase was caused by higher general and administrative expenses in 2008 as a result of professional fees associated with exploring potential acquisition candidates, including the write off of $355,898 previously deferred for these acquisitions, partially offset by $180,000 in stock based compensation expense recognized in 2007 arising from the issuance of stock options to members of the board of directors.

Accordingly, our net loss for the first nine months of 2008 was $462,475 ($0.019 per share), compared to a net loss of $209,678 ($0.012 per share) in 2007, an increase of $252,797.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at September 30, 2008 was $1,533,629, a decrease of $735,425 from $2,269,054 at December 31, 2007. Cash and cash equivalents decreased in the first nine months of 2008 primarily as the result of our net loss for the period and the $340,000 we deposited in escrow in connection with the terminated Colo acquisition.

At this time, we have no material commitments for capital expenditures, although we are reviewing various acquisition opportunities. We believe our cash is sufficient to meet our needs for anticipated operating expenses as a shell company for 2008. However, we are exploring additional sources of financing to fund the possible acquisition of an operating company.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More About BHIT

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Gary O. Marino, at 561-443-5300.

Item 4. Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and concluded that our disclosure controls and procedures were effective as of September 30, 2008, and no change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

We are not aware of any pending legal proceedings involving BHIT as of October 31, 2008, nor were any proceedings terminated in the third quarter of 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

For information regarding recent changes in BHIT’s management team, please turn to “Recent Events” on page 1.

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

B.H.I.T. Inc.

Date: November 14, 2008	/s/ Gary O. Marino
By Gary O. Marino
Chairman and Chief Executive Officer

B.H.I.T. Inc.

Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,533,629	$2,269,054
Interest receivable on cash and cash equivalents	444	1,897
Prepaid insurance	-	13,786

Total Current Assets	1,534,073	2,284,737

Other Assets
Escrowed funds	340,000	-

Total Other Assets	340,000	-

Total Assets	$1,874,073	$2,284,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and other accrued expenses	$124,735	$72,924

Stockholders' Equity

Shares of Common Stock, $0.01 par value, 75,000,000 shares authorized and 25,020,808 shares issued at September 30, 2008 and at December 31, 2007	89,490,847	89,490,847

Accumulated deficit	(87,733,320)	(87,270,845)

Treasury stock, at cost, for 32,757 shares of Common Stock	(8,189)	(8,189)

Total Stockholders' Equity	1,749,338	2,211,813

Total Liabilities and Stockholders' Equity	$1,874,073	$2,284,737

See accompanying notes to financial statements

B.H.I.T. Inc.

Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007

Revenue
Interest earned on cash and cash equivalents	$10,539	$25,820	$39,695	$56,468

Expenses
General and administrative	30,338	34,281	146,272	86,146
Write off of acquisition costs	355,898	-	355,898	-
Stock based compensation	-	-	-	180,000
Total Expenses	386,236	34,281	502,170	266,146

Net Loss	$(375,697)	$(8,461)	$(462,475)	$(209,678)

Weighted average number of shares outstanding	24,988,051	17,515,524	24,988,051	16,258,769

Basic and diluted net loss per share of Common Stock	$(0.015)	$(0.001)	$(0.019)	$(0.012)

See accompanying notes to financial statements

B.H.I.T. Inc.

Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Operating Activities
Net Loss	$(462,475)	$(209,678)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	-	180,000

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	1,453	4,682
Prepaid insurance and miscellaneous expenses	13,786	(4,356)
Accounts payable and accrued expenses	51,811	(34,261)

Net cash used in operating activities	(395,425)	(63,613)

Investing Activities
Escrowed funds for potential acquisition	(340,000)	-

Net cash used in investing activities	(340,000)	-

Financing Activities
Sale of Common Stock	-	1,000,000

Net cash from financing activities	-	1,000,000

Net increase (decrease) in cash	(735,425)	936,387

Cash and cash equivalents at beginning of period	2,269,054	1,420,313

Cash and cash equivalents at end of period	$1,533,629	$2,356,700

See accompanying notes to financial statements

B.H.I.T. Inc.
Notes to Financial Statements
Three and Nine Months Ended September 30, 2008 and 2007
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

Currently BHIT is a shell company without significant operations or sources of revenues other than interest on its investments. However, our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry and we may explore potential acquisitions in other industries as well.

Basis of Presentation
We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of September 30, 2008 and December 31, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The financial information for the three and nine months ended September 30, 2008 and 2007 is unaudited.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full 2008 year.

Stock Offering
On June 8, 2007, the company sold an aggregate of 10.0 million shares of its common stock in a private placement to a total of 36 accredited investors, primarily existing stockholders of the company. The shares were sold at a price of $0.10 per share for a total of $1.0 million.

B.H.I.T. Inc.
Notes to Financial Statements
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

Stock-Based Compensation
The company has stock option agreements with its directors that provide for the issuance of a total of 2.0 million shares of common stock. We entered into stock option agreements for the purchase of a total of 1.0 million shares with our directors on March 2, 2007, with an exercise price of $0.15 a share, as compensation for serving on the board in 2007. We entered into stock option agreements for the purchase of an additional 1.0 million shares on October 23, 2007, with an exercise price of $0.35 a share, as compensation for serving on the board in 2008. The number of options issued and the grant dates were determined at the discretion of the company’s board. Grantees vested in the options immediately. The options are exercisable for a period not to exceed three years. No options were exercised during 2007 or during the nine months ended September 30, 2008.

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

New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company did not elect to measure eligible items at fair value.

B.H.I.T. Inc.
Notes to Financial Statements
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 was to be effective for BHIT on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS No. 157 for companies like BHIT to January 1, 2009. We are currently evaluating the impact of the adoption of SFAS 157 on the company’s financial condition and operating results.

Subsequent Events
On July 24, 2008 we entered into an asset purchase agreement with L.A. Colo, LLC and Iron Rail Group, LLC, the current owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. We expected to complete the Colo acquisition by the end of September, but the transaction was delayed due to deteriorating financial and economical conditions. We subsequently elected not to proceed with the acquisition.

BHIT had placed $350,000 in a purchase money escrow for the Colo acquisition. Iron Rail has demanded payment of this amount in full in connection with the termination of the purchase agreement. We have authorized the distribution of $10,000 of the escrow to Iron Rail, but dispute that Iron Rail is entitled to the remaining $340,000. Because of the nature of the circumstances surrounding the termination of the acquisition, the company believes it is entitled to the return of the escrowed funds. Accordingly, no provision for loss of the escrowed funds has been provided. The parties are currently in discussions to resolve this matter, but there can be no guaranty that they will be able to do so.