Form 10-K
period 2008-12-31
BHIT INC
filed 2009-03-25
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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

Check if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB   ☐

Check whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐                                                           Accelerated Filer ☐

Non-accelerated filer ☐                                                               Smaller Reporting Company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

State issuer’s revenues for its most recent fiscal year.  $47,615

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  $5,510,775 as of March 2, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   26,120,808 shares of common stock, $0.01 par value per share, as of March 2, 2009

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

TABLE OF CONTENTS

PART I	1
Item 1. Description of Business.	1
Recent Events	1
Management Changes	1
The Colo Acquisition	1
Our History	1
Employees	2
Forward Looking Statements	2
How to Learn More About Us	3
Item 2. Properties.	3
Item 3. Legal Proceedings.	3
Item 4. Submission of Matters to a Vote of Security Holders.	3
PART II	4
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	4
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5
Results of Operations	5
Financial Condition and Liquidity	5
Off-Balance Sheet Arrangements	5
Critical Accounting Policies	6
Item 8. Financial Statements and Supplementary Data.	6
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	6
Item 9A(T). Controls and Procedures.	6
Evaluation of Disclosure Controls and Procedures	6
Management’s Report on Internal Control over Financial Reporting	6
Changes in Internal Control Over Financial Reporting	7
Attestation Report of Independent Registered Public Accounting Firm	7
Item 9B. Other Information	7
PART III	7
Item 10. Directors, Executive Officers, and Corporate Governance.	7
Committees of the Board	8
Code of Ethics	8
Compliance with Section 16(a) of the Exchange Act	9
Item 11. Executive Compensation.	9
Director Compensation	10
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	10
Equity Compensation Plan Information	11
Item 13. Certain Relationships and Related Transactions, and Director Independence.	12
Item 14. Principal Accountant Fees and Services.	12
Item 15. Exhibits.	12
SIGNATURES	14

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

The Colo Acquisition
On July 24, 2008 we entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC (“Iron Rail”), the current owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. We expected to complete the Colo acquisition by the end of September, but the transaction was delayed due to deteriorating financial and economic conditions. We subsequently elected not to proceed with the acquisition due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to their financial performance.

Colo and Iron Rail have brought an action against us to obtain $340,000 we placed in a purchase money escrow for the Colo acquisition. We dispute that Colo and Iron Rail are entitled to the escrow and intend to contest this matter vigorously. For additional information, please turn to “Legal Proceedings” on page 3.

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

As the result of a public offering in 1986, the company received gross proceeds of $98,482,751. From 1989 to 1992 we experienced severe losses due primarily to a decline in real estate property values and the resulting default on mortgage loans held by us. The company has recorded losses every year since 1989 resulting in the accumulated deficit totaling $87,833,681 on December 31, 2008.

In September 2000, Summa Holdings, Inc. (“Summa”), formerly known as Arrowhead Holdings Corporation, purchased 5,870,563 shares of our stock, or 39.2% of the outstanding shares. Subsequent purchases of our shares resulted in Summa owning a total of 6,243,563 shares, or 41.7% of the outstanding shares on December 31, 2006.

On January 24, 2007, a group of private investors purchased all of the BHIT shares held by Summa. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the company and Paul S. Dennis, Gary O. Marino, Harvey J. Polly and Andrew H. Scott were appointed to fill vacancies in the board. To learn more about our current management team, please turn to Item 10 on page 7.

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

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in BHIT.

How to Learn More About Us

We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Gary O. Marino, at 561-443-5300.

Item 2.       Properties.

We do not own any real property.

Item 3.       Legal Proceedings.

On July 24, 2008, we entered into an asset purchase agreement with L.A. Colo, LLC and Iron Rail Group, LLC, the owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. The transaction was delayed due to deteriorating financial and economic conditions and was ultimately terminated by us due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to their financial performance.

We had originally placed $60,000 in a purchase money escrow for the acquisition. On September 30, 2008, we placed an additional $290,000 in the escrow and paid Colo $50,000 for the option to extend the proposed closing date of the acquisition. Colo and Iron Rail demanded payment of the $350,000 in escrow in connection with the termination of the purchase agreement. We authorized the distribution of $10,000 of the escrow to Iron Rail on October 31, 2008, but dispute that Colo and Iron Rail are entitled to the remaining $340,000. On November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. Because of the nature of the circumstances surrounding the termination of the acquisition, we believe that we are entitled to the escrow and intend to contest this matter vigorously. Of course, we cannot guaranty the outcome of this action and BHIT could be required to disburse the escrow proceeds to Colo as well as pay for their legal costs, which would negatively impact our results of operations.

We are not aware of any other pending legal proceedings involving BHIT as of March 2, 2009, nor were any proceedings terminated in 2008.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “BHIT.OB.”  The last reported sale price on March 2, 2009 was $0.28 per share. The following table lists the high and low closing sale prices of our stock during 2008 and 2007 as reported on OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2008		2007
	High	Low	High	Low
Fourth Quarter	$0.42	$0.17	$0.51	$0.30
Third Quarter	$0.60	$0.25	$0.50	$0.20
Second Quarter	$0.54	$0.26	$0.25	$0.17
First Quarter	$0.51	$0.16	$0.27	$0.13

There were approximately 1,836 stockholders of record of BHIT’s common stock as of March 2, 2009. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our stock.

On November 21, 2008, BHIT sold 1.1 million shares of common stock in a private placement to accredited investors for $0.25 a share, or $275,000 in the aggregate. The shares were not registered under the Securities Act of 1933 in reliance on the private offering exemption from registration provided by § 4(2) of the act and related Rule 506 of Regulation D.

On November 14, 2008, BHIT granted non-qualified stock options to purchase 125,000 shares of the company’s stock for $0.30 a share to Bennett Marks in connection with his appointment to the board of directors. The options were fully vested on the date of grant and expire on November 14, 2011. On December 16, 2008, BHIT granted Mr. Marks non-qualified options to purchase an additional 125,000 shares for $0.22 a share as compensation for serving as vice president and CFO. The options were fully vested on the date of grant and expire on December 16, 2011. Mr. Mark’s options were not registered under the Securities Act of 1933 in reliance on the private offering exemption from registration provided by § 4(2) of the act and related Rule 506 of Regulation D.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BHIT is currently a shell company without significant operations or sources of revenues other than its investments. However, we are aggressively investigating potential acquisition candidates and additional sources of financing.

Results of Operations

Our total revenue for 2008 was $47,615 compared to $80,890 in 2007, a decrease of $33,275, or 41.1%. Revenues decreased as the result of lower interest earned on invested funds.

Our expenses for 2008 decreased $80,959, or 11.7%, to $610,451, compared to $691,410 in 2007. The decrease was caused by lower stock-based compensation charges in 2008 partially offset by increased expenses associated with exploring acquisition candidates. Non-cash stock-based compensation charges of $430,000 were recognized in 2007 for the issuance of options to our directors for serving on the board, compared to option charges of $28,750 in 2008. However, in 2008 expenses included acquisition costs of $374,193 for professional fees and other costs associated with exploring potential acquisition candidates, principally Colo.

Accordingly, our net loss for 2008 was $562,836 ($0.02 per share), compared to $610,520 ($0.03 per share) in 2007, a decrease of $47,684.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at December 31, 2008 was $1,613,173, a decrease of $655,881, or 28.9%, from $2,269,054 at December 31, 2007. Cash and cash equivalents decreased in 2008 as a result of our net loss for the year as well as the $340,000 placed in the Colo purchase price escrow, which is not included in our cash and cash equivalents, partially offset by gross proceeds of $275,000 from the sale of 1.1 million shares of our common stock to accredited investors for $0.25 per share in November 2008. Although we have requested that the escrow agent return the Colo escrow funds to us, Colo has instituted arbitration proceedings to obtain the contents of the escrow and we may not be able to recover the funds. For additional information regarding the escrow funds, please turn to “Legal Proceedings” on page 3.

We are exploring various acquisition opportunities and may incur due diligence, legal and accounting costs in connection with evaluating these opportunities.  At this time, we have no other material commitments for capital expenditures. We believe our cash is sufficient to meet our needs for anticipated operating expenses as a shell company for 2009. However, we are exploring additional sources of financing to fund the possible acquisition of an operating company. We cannot guaranty we will be able to obtain adequate financing on acceptable terms.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For a discussion of significant accounting policies that impact our financial reporting, please turn to Note 1 of our financial statements beginning on page F-7.

Item 8.       Financial Statements and Supplementary Data.

Our 2008 and 2007 consolidated financial statements audited by Grant Thornton LLP follow this annual report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of BHIT’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles defined in the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We carried out an evaluation under the direction of our chief executive officer and chief financial officer of our effectiveness of internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our current directors and executive officers are:

Gary O. Marino, age 64, joined our board in January 2007, was appointed chairman in January 2008 and chief executive officer in November 2008. Mr. Marino has served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005, and formerly held the same positions at RailAmerica, Inc. (NYSE:RRA), a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads.

Paul S. Dennis, age 71, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008 and was appointed as vice president and treasurer. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor.

Bennett Marks, age 60, joined the board and was appointed vice president and chief financial officer in November 2008. Mr. Marks has been executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005. Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc. (NYSE:RRA), he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has more than twenty years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach office. A licensed CPA in Florida and New York, he has held leadership positions in a variety of community, charitable, and professional organizations. Mr. Marks received his degree in accounting from New York University.

Harvey J. Polly, age 80, joined our board in January 2007 and served as chairman until January 2008.  Mr. Polly previously served as our CEO from 1995 to 2000 before selling his interest in the company to Summa. He has been a principal shareholder, director and COO of various short line railroads and The Hanover Bank of Florida, and a principal and the president of Helena Rubinstein, an international cosmetics company.  Mr. Polly is a graduate of Keystone College and Columbia University’s Graduate School of Business.

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

Code of Ethics

In the wake of the recent corporate scandals, the SEC has adopted rules encouraging companies to adopt written ethical guidelines for their officers and employees. We believe strongly in the importance of ethical conduct in our business endeavors, and in March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Gary O. Marino, 2255 Glades Road, Suite 342-W, Boca Raton, Florida 33431.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2008, Paul Dennis filed one Form 4 late reporting two purchases of common stock.  Based solely on our review of copies of reports furnished to us, we believe that all other Section 16(a) filing requirements were met in 2007. Copies of these filings are available on the SEC’s website at www.sec.gov.

Item 11.     Executive Compensation.

Summary Compensation Table

We did not pay any executive officer, including our chief executive officers, any salary, bonus or other cash compensation in 2008 or 2007, although our executive officers did receive stock options in 2007 for serving on our board.  The following table summarizes the compensation paid by us to our chief executive officers in 2008 and 2007.

Name and Principal Position	Year	Salary	Bonus	Option Awards		All Other Compensation	Total
Gary O. Marino	2008	—	—	—		—	—
Chairman and Chief Executive Officer(1)	2007	—	—	$107,500	(2)	—	$107,500

Andrew H. Scott	2008	—	—	—		—	—
Former Interim Chief Executive Officer(3)	2007	—	—	$107,500	(2)	—	$107,500

Paul S. Dennis	2008	—	—	—		—	—
Former Interim Chief Executive Officer(4)	2007	—	—	$107,500	(2)	—	$107,500

(1)	Mr. Marino was appointed our Chief Executive Officer in November 2008.

(2)
The fair value of stock options is based on the FAS 123(R) compensation expense recognized as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 1: “Summary of Business and Significant Accounting Policies — Stock-Based Compensation” to our consolidated financial statements included in this Form 10-K.

(3)	Mr. Scott resigned as our Interim Chief Executive Officer in April 2008.

(4)	Mr. Dennis served as our Interim Chief Executive Officer from April 2008 to November 2008. Until November 2008, he also served as our Interim Chief Financial Officer.

Outstanding Equity Awards at December 31, 2008

The following table summarizes information with respect to the stock options held by the executive officers in our summary compensation table as of December 31, 2008.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gary O. Marino	250,000	—	$0.35	10/23/2010	(1)
	250,000	—	$0.15	3/02/2010	(2)

Andrew H. Scott	125,000	—	$0.35	10/23/2010	(1)
	250,000	—	$0.15	3/02/2010	(2)

Paul S. Dennis	250,000	—	$0.35	10/23/2010	(1)
	250,000	—	$0.15	3/02/2010	(2)

(1)  Options vested on October 23, 2007, the date of grant.
(2)  Options vested on March 2, 2007, the date of grant.

Director Compensation

None of our directors received additional compensation in 2008 for serving on the board.  However, Bennett Marks, who was appointed to the board in November 2008, did receive options to purchase 125,000 shares of the company’s stock in connection with joining the board and options to purchase an additional 125,000 shares for serving as vice president and chief financial officer. The following table summarizes information with respect to the compensation paid to Mr. Marks during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards		All Other Compensation	Total
Bennett Marks	—	$28,750	*	—	$28,750	*

*
The fair value of stock options is based on the FAS 123(R) compensation expense recognized as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 1: “Summary of Business and Significant Accounting Policies — Stock-Based Compensation” to our consolidated financial statements included in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors, executive officers and significant stockholders as of March 2, 2009.

Significant Stockholders	Shares		Options	Total	Percentage (1)

Gary O. Marino Patriot Equity, LLC 2255 Glades Road, Suite 342-W Boca Raton, FL 33431	1,460,613	(2)	500,000	1,960,613	7.4%

Paul S. Dennis Associated Health Care Management 7005 Stadium Drive, Suite 100 Brecksville, OH 44141	2,231,250		500,000	2,731,250	10.3%

Harvey J. Polly 2901 South Ocean Blvd., Penthouse 5 Highland Beach, FL 33487	2,486,250	(3)	500,000	2,986,250	11.2%

Bennett Marks Patriot Rail, LLC 2255 Glades Road, Suite 342-W Boca Raton, FL 33431	261,354		250,000	511,354	1.9%

Andrew H. Scott Laidlaw & Company 90 Park Avenue, 31st Floor New York, NY 10016	490,833		375,000	865,833	3.3%

All directors, and executive officers as a group (4 individuals)	6,439,467		1,750,000	8,189,467	29.4%

(1)	There were 26,120,808 shares outstanding on March 2, 2009. Assumes the exercise of options held by that director, but no others.

(2)	Shares held by Patriot Equity, LLC, a limited liability company of which Mr. Marino is the sole member.

(3)	Includes 100,000 shares beneficially owned by Mr. Polly’s wife.

Equity Compensation Plan Information

Our directors each received a total of 500,000 options as compensation for serving on our board in 2007 and 2008.  125,000 of these options were subsequently cancelled upon a board member’s resignation from the board.  In 2008, a newly appointed director and officer received 125,000 options in connection with joining the board and 125,000 options for serving as an officer.  BHIT has not issued any other options, warrants or rights.  Our equity plans are summarized in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	2,125,000	$0.25	—

Total	2,125,000	$0.25	—

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

We did not engage in any related party transactions in 2008.

None of our directors are independent, nor are we required to have independent directors as shares of our common stock are not listed on any exchange but are traded over-the-counter.

Item 14.     Principal Accountant Fees and Services.

Grant Thornton LLP has served as BHIT’s certified public accountants since 2000. We paid Grant Thornton $38,809 in 2008 and $34,155 in 2007 for audit fees. Grant Thornton did not render any other services to BHIT during 2008 or 2007.

Because of the small size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Grant Thornton. Our board believes the services provided by Grant Thornton are compatible with maintaining our auditor’s independence.

Item 15.     Exhibits.

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

B.H.I.T. Inc.

Date: March 25, 2009	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 25, 2009	/s/ Bennett Marks
By Bennett Marks,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of B.H.I.T. Inc. and in the capacities and on the dates indicated.

Date: March 25, 2009	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board

Date: March 25, 2009	/s/ Bennett Marks
By Bennett Marks,
Vice President, Chief Financial Officer and Director

Date: March 25, 2009	/s/ Paul S. Dennis
By Paul S. Dennis, Vice President, Treasurer and
Director

Date: March 25, 2009	/s/ Harvey J. Polly
By Harvey J. Polly, Director

Financial Statements and Report of Independent
Registered Public Accounting Firm

B.H.I.T. Inc.

December 31, 2008 and 2007

B.H.I.T. Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
B.H.I.T. Inc.

We have audited the accompanying balance sheets of B.H.I.T. Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.H.I.T. Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Cleveland, Ohio
March 17, 2009

B.H.I.T. Inc.
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Current assets:
Cash and cash equivalents	$1,613,173	$2,269,054
Interest receivable on cash and cash equivalents	107	1,897
Prepaid insurance	9,750	13,786
Total current assets	1,623,030	2,284,737
Other assets - deposit	340,000	-

Total assets	$1,963,030	$2,284,737

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$10,303	$72,924

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, par value $.01 per share.
75,000,000 shares authorized. 26,120,808 shares
and 25,020,808 shares issued at December 31,
2008 and 2007, respectively	89,794,597	89,490,847
Accumulated deficit	(87,833,681)	(87,270,845)
Treasury stock, at cost (32,757 common shares)	(8,189)	(8,189)
Total stockholders’ equity	1,952,727	2,211,813

Total liabilities and stockholders’ equity	$1,963,030	$2,284,737

See accompanying notes to the financial statements.

B.H.I.T. Inc.
Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007

Revenue:
Interest earned on cash and cash equivalents	$47,615	$80,890

Expenses:
General and administrative expenses	207,508	261,410
Acquisition costs	374,193	-
Stock-based compensation	28,750	430,000
Total expenses	610,451	691,410

Net loss	$(562,836)	$(610,520)

Weighted average number of common shares outstanding	25,110,273	20,659,284

Basic and diluted net loss per share of common stock	$(0.02)	$(0.03)

See accompanying notes to the financial statements.

B.H.I.T. Inc.
Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

	Common Stock			Treasury Stock
			Accumulated
	Shares Issued	Amount	Deficit	Shares	Amount	Total

Stockholders’ equity (deficit) December 31, 2006	15,020,808	$88,060,847	$(86,660,325)	32,757	$(8,189)	$1,392,333
Proceeds from sale of common stock	10,000,000	1,000,000	-	-	-	1,000,000
Stock compensation expense	-	430,000	-	-	-	430,000
Net loss for the year ended December 31, 2007	-	-	(610,520)	-	-	(610,520)
Stockholders’ equity (deficit) December 31, 2007	25,020,808	89,490,847	(87,270,845)	32,757	(8,189)	2,211,813
Proceeds from sale of common stock	1,100,000	275,000	-	-	-	275,000
Stock compensation expense	-	28,750	-	-	-	28,750
Net loss for the year ended December 31, 2008	-	-	(562,836)	-	-	(562,836)
Stockholders’ equity (deficit) December 31, 2008	26,120,808	$89,794,597	$(87,833,681)	32,757	$(8,189)	$1,952,727

See accompanying notes to the financial statements.

B.H.I.T. Inc.
Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(562,836)	$(610,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,750	430,000
Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	1,790	3,743
Prepaid insurance	4,036	240
Accounts payable and accrued expenses	(62,621)	25,278
Net cash used in operating activities	(590,881)	(151,259)

Cash flows from investing activities:
Deposit on acquisition	(340,000)	-
Net cash used in investing activities	(340,000)	-

Cash flows from financing activities:
Sale of common stock	275,000	1,000,000
Net cash provided by financing activities	275,000	1,000,000

Net increase (decrease) in cash	(655,881)	848,741

Cash and cash equivalents, beginning of period	2,269,054	1,420,313

Cash and cash equivalents, end of period	$1,613,173	$2,269,054

See accompanying notes to the financial statements.

B.H.I.T. Inc.
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Note 1. Summary of Business and Significant Accounting Policies

Basis of Presentation – B.H.I.T. Inc. (“BHIT,” “we,” “our” or the “Company”) was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987. We changed our name from Banyan Hotel Investment Fund to B.H.I.T. Inc. in 1998.

On January 24, 2007, a group of private investors purchased all of the BHIT shares held by Summa Holdings, Inc., then the Company’s largest stockholder. As a result of the transaction, the officers and directors representing Summa resigned, and new officers and directors have been appointed. Our new management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are focusing our efforts on railroad track repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry. Accordingly, we may explore potential acquisitions in other industries as well.

Because we are currently a shell company, our business is not seasonal, we have no foreign or export business, and we do not segregate revenue or assets by geographical region.

Nature of Operations – Currently BHIT is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest generating instruments.

Stock Offerings – On November 21, 2008, the Company sold an aggregate of 1,100,000 shares of its common stock in a private placement to accredited investors at a price of $.25 per share for a total of $275,000. On June 8, 2007, the Company sold an aggregate of 10,000,000 shares of its common stock in a private placement to accredited investors at a price of $.10 per share for a total of $1,000,000.

Income Taxes – The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates, applicable to future years to temporary differences between the tax bases and financial statement carrying values of the Company’s assets and liabilities. A valuation allowance is provided where it is more likely than not that deferred tax assets will not be realized.

B.H.I.T. Inc.
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Loss Per Share – Basic and diluted loss per share are calculated using the number of weighted average shares outstanding each year. The impact of outstanding stock options is not included in dilutive earnings per share as their inclusion would be anti-dilutive.

Cash and Cash Equivalents – We consider all highly liquid instruments purchased with maturities of three months or less to be cash and cash equivalents. At times we maintain cash balances in banks in excess of the F.D.I.C. insured limits.

Revenue Recognition – We record interest income from cash and cash equivalents on an accrual basis.

Stock-Based Compensation – The Company has stock option agreements with its directors that provide for the issuance of a total of 2,125,000 shares of common stock for serving on the Company’s Board of Directors for 2007 and 2008, as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining
Date of Grant	of Shares	per Share	Contractual Life
March 2, 2007	1,000,000	$.15	1.2 years
October 23, 2007	1,000,000	.35	1.8 years
November 14, 2008	125,000	.30	2.8 years
November 19, 2008	(125,000)	.35	Cancelled
December 16, 2008	125,000	. 22	2.9 years
Outstanding, December 31, 2008	2,125,000	$.25	1.6 years

The number of options issued and the grant dates were determined at the discretion of the Company’s Board. The options vested at the date of grant, and are exercisable for a period not to exceed three years from the date of grant. No options were exercised during 2008 or 2007.

The fair values of the stock options issued each year have been determined using the Black-Scholes method, whereby the valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. Management has determined that the March 2, 2007 options had a grant date value of $.18 per share and the October 23, 2007 options had a grant date value of $.25 per share, resulting in total compensation expense for the year ended December 31, 2007 of $430,000. Similarly, management has determined that the November 14, 2008 options had a grant date value of $.13 per share and the December 16, 2008 options had a grant date value of $.10 per share, resulting in total compensation expense for the year ended December 31, 2008 of $28,750.

B.H.I.T. Inc.
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

Expected volatility rate was estimated using the average volatility rates of fourteen public companies in the financial and business services industry. The weighted average assumptions used in the option-pricing models during 2008 and 2007 were as follows:

	2008	2007
Discount interest rate	1.84%	4.28%
Expected life (years)	3	3
Expected volatility	64.28%	69.67%
Dividend yield	0	0

The stock options are not considered in calculating diluted earnings per share because they are anti-dilutive.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

New Accounting Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. The implementation of SFAS 159 in 2008 did not have a significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 was to be effective for BHIT on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS No. 157 for BHIT to January 1, 2009. The Company believes that the adoption of SFAS 157 will not have a material impact on the Company’s financial position or operating results.

B.H.I.T. Inc.
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

In December 2007, the FASB issued Statement 141 (revised 2007), “Business Combinations” (SFAS 141R) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141 in its entirely.

SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree. SFAS 141R will eliminate the current cost-based purchase method under SFAS 141.

SFAS 141R amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141R. This accounting will be required when SFAS 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141R.

SFAS 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt SFAS 141R effective January 1, 2009 and to apply its provisions prospectively. The Company believes that the adoption of SFAS 141R will not have a material impact on the Company’s financial position or operating results.

Note 2. Income Taxes

The Company reported no income tax expense or benefit for 2008 and 2007 due to the net operating losses incurred during both years.

Our Federal net operating loss (“NOL”) carryforward balance as of December 31, 2008 and 2007 was $2,684,645 and $3,754,529, respectively. Our NOL carryforwards are scheduled to expire between 2009 and 2028. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382. The purchase of the Summa shares and subsequent stock issuances may have substantially limited or eliminated the opportunity to utilize our NOL carryforwards.

B.H.I.T. Inc.
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

The following deferred tax assets were offset by a valuation allowance due to the uncertainty of realizing the income tax benefit associated with the deferred tax assets:

	2008	2007
Tax effect of net operating loss carryforward	$912,779	$1,276,540
Stock compensation benefit	155,975	146,200
Valuation allowance	(1,068,754)	(1,422,740)
Net deferred tax asset	$-	$-

For 2008, the net decrease of $363,761 in the tax-effected NOL carryforward and the valuation allowance was the result of the net loss for 2008 and the expiration of $1,603,971 of NOL generated in 1993.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is ‘more-likely-than-not’ that it will be sustained upon examination. For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open. The Company recorded a valuation allowance for all deferred tax assets as of December 31, 2007, to be adjusted if the deferred tax asset realization is more likely than not. The Company believes that the adoption of FIN 48 did not have any material impact on the Company’s financial position.

Note 3. Contingencies

In July, 2008, we entered into an asset purchase agreement with L.A. Colo, LLC and Iron Rail Group, LLC (Colo’s parent), pursuant to which we agreed to purchase substantially all of the assets of Colo for $15,000,000, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. The transaction was delayed due to deteriorating financial and economic conditions and was ultimately terminated by BHIT due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to its financial performance.

B.H.I.T. Inc.
Notes to Financial Statements
Years Ended December 31, 2008 and 2007

We had originally placed $60,000 in a purchase money escrow for the acquisition. In September, 2008 we placed an additional $290,000 in escrow and paid $50,000 to Colo for the option to extend the closing date. Colo and Iron Rail demanded payment of the $350,000 in escrow in connection with the termination of the purchase agreement. We authorized the distribution of $10,000 of the escrow to Iron Rail, but dispute that Colo and Iron Rail are entitled to the remaining $340,000. The parties are scheduled for binding arbitration in 2009 to resolve this matter. Because of the nature of the circumstances surrounding the termination of the acquisition, the Company believes it is entitled to the escrow and intends to contest this matter vigorously. Accordingly, no provision for loss of the escrowed funds has been recorded as of December 31, 2008.