Form 10-Q
period 2009-03-31
BHIT INC
filed 2009-05-06
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

B.H.I.T. Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 342-W, Boca Raton, Florida 33431
(Address of principal executive offices)

561-443-5300
(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,838,051 shares of common stock, $0.01 par value per share, as of May 4, 2009.

Table of Contents

Part I — Financial Information

Item 1.         Financial Statements

Our March 31, 2009 unaudited financial statements follow this quarterly report beginning on page F-1.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

B.H.I.T. Inc. is a shell company without significant operations or sources of revenues other than its investments. Our existing operations relate primarily to servicing our cash investment portfolio and maximizing existing capital with stable interest-generating instruments. However, our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry. Accordingly, we may explore potential acquisitions in other industries as well.

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in BHIT’s prospects and strategies, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include our ability to:

•	execute our business plan by identifying and acquiring an operating company or companies;

•	obtain appropriate financing to complete potential acquisitions;

•	effectively invest our existing funds and raise additional capital to fund our operations; and

•	comply with SEC regulations and filing requirements applicable to us as a public company.

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in BHIT. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly, any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Our total revenues for the quarter ended March 31, 2009 were $5,566, compared to $17,749 for the same period in 2008, a decrease of $12,183, or 68.6%. Revenues decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Our total expenses for the first quarter of 2009 decreased $17,891, or 26.9%, to $48,643, compared to $66,534 for the first quarter of 2008. The decrease was caused by a reduction in professional fees and other general expenses.

Accordingly, our net loss for the first quarter of 2009 was $43,077, compared to a net loss of $48,785 in 2008, a decrease of $5,708.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at March 31, 2009 was $1,515,649, a decrease of $97,524 from $1,613,173 at December 31, 2008. Cash and cash equivalents decreased in the first three months of 2009 primarily as the result of our net loss for the period and the purchase of 250,000 shares of treasury stock for $62,500.

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

Item 4(T).         Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and concluded that our disclosure controls and procedures were effective as of March 31, 2009. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.         Legal Proceedings

On July 24, 2008, we entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC, the owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. The transaction was delayed due to deteriorating financial and economic conditions and was ultimately terminated by us due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to their financial performance.

We had originally placed $60,000 in a purchase money escrow for the acquisition. On September 30, 2008, we placed an additional $290,000 in the escrow and paid Colo $50,000 for the option to extend the proposed closing date of the acquisition. Colo and Iron Rail demanded payment of the $350,000 in escrow in connection with the termination of the purchase agreement. We authorized the distribution of $10,000 of the escrow to Iron Rail on October 31, 2008, but dispute that Colo and Iron Rail are entitled to the remaining $340,000. On November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. Because of the nature of the circumstances surrounding the termination of the acquisition, we believe that we are entitled to the escrow and intend to contest this matter vigorously. Of course, we cannot guaranty the outcome of this action and BHIT could be required to disburse the escrow proceeds to Colo as well as pay for their legal costs, which would negatively impact our results of operations. The remaining escrow proceeds of $340,000 are reflected as a deposit on the March 31, 2009 Balance Sheet.

We are not aware of any other pending legal proceedings involving BHIT as of May 4, 2009, nor were any proceedings terminated in 2008.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2009, we repurchased 250,000 shares of our common stock from a private investor in a non-market transaction for $0.25 per share (the market price of our shares on the day of the transaction) for a total of $62,500. The repurchase was not part of a publicly announced plan. We have no plans to repurchase shares in the future, but may decide to do so on an ad hoc basis.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Rule 13a-14(b)/15d-14(b) Certification of Principal Executive Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Rule 13a-14(b)/15d-14(b) Certification of Principal Financial Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, B.H.I.T. Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B.H.I.T. Inc.

Date: May 6, 2009	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 6, 2009	/s/ Bennett Marks
By Bennett Marks,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

B.H.I.T. Inc.
Balance Sheets
As of March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,515,649	$1,613,173
Interest receivable on cash and cash equivalents	-	107
Prepaid insurance	6,500	9,750

Total current assets	1,522,149	1,623,030

Other assets
Deposit	340,000	340,000

Total assets	$1,862,149	$1,963,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and other accrued expenses	$14,999	$10,303

Stockholders' equity

Common stock, $0.01 par value. 75,000,000 shares authorized; 26,120,808 shares issued at March 31, 2009 and December 31, 2008, respectively	261,208	261,208

Additional paid-in capital	89,533,389	89,533,389

Accumulated deficit	(87,876,758)	(87,833,681)

Treasury stock, at cost, for 282,757 and 32,757 shares at March 31, 2009 and at December 31, 2008, respectively	(70,689)	(8,189)

Total stockholders' equity	1,847,150	1,952,727

Total liabilities and stockholders' equity	$1,862,149	$1,963,030

See accompanying notes to financial statements

B.H.I.T. Inc.
Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009	2008

Revenue
Interest earned on cash and cash equivalents	$5,566	$17,749

Expenses
General and administrative	48,643	66,534
Total expenses	48,643	66,534

Net loss	$(43,077)	$(48,785)

Weighted average number of common shares outstanding	26,074,315	24,988,051

Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)

See accompanying notes to financial statements

B.H.I.T. Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Operating activities
Net loss	$(43,077)	$(48,785)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	107	879
Prepaid insurance	3,250	4,595
Accounts payable and accrued expenses	4,696	(41,793)

Net cash used in operating activities	(35,024)	(85,104)

Financing Activities
Purchase of treasury stock	(62,500)	-

Net cash used in financing activities	(62,500)	-

Net decrease in cash	(97,524)	(85,104)

Cash and cash equivalents at beginning of period	1,613,173	2,269,054

Cash and cash equivalents at end of period	$1,515,649	$2,183,950

See accompanying notes to financial statements

B.H.I.T. Inc.
Notes to Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

Note 1.  Nature of Operations

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

Currently, BHIT is a shell company without significant operations or sources of revenues other than interest on its investments. However, our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses, but we cannot guarantee we will complete an acquisition in this industry and we may explore potential acquisitions in other industries as well.

Note 2.  Basis of Presentation

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of March 31, 2009 and December 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The financial information for the three months ended March 31, 2009 and 2008 is unaudited.

Although we believe that the disclosures included in our financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying financial statements should be read in conjunction with BHIT’s latest annual report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full 2009 year.

B.H.I.T. Inc.
Notes to Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

Note 3.  New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 was to be effective for BHIT on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS No. 157 for BHIT to January 1, 2009. We adopted SFAS 157 on January 1, 2009. The implementation of SFAS 157 in 2009 did not have a significant impact on the Company’s financial position or results of operations.

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

The Company adopted SFAS 141R effective January 1, 2009 and will apply its provisions prospectively. The implementation of SFAS 141R in 2009 did not have a significant impact on the Company’s financial position or results of operations.

B.H.I.T. Inc.
Notes to Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

Note 4.  Stock-Based Compensation

The Company has stock option agreements with its directors that provide for the issuance of a total of 2,125,000 shares of common stock for serving on the Company’s Board of Directors as of March 31, 2009 as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining
Date of Grant	of Shares	per Share	Contractual Life
March 2, 2007	1,000,000	$.15	1.2 years
October 23, 2007	1,000,000	.35	1.8 years
November 14, 2008	125,000	.30	2.8 years
November 19, 2008	(125,000)	.35	Cancelled
December 16, 2008	125,000	.22	2.9 years
Outstanding, March 31, 2009	2,125,000	$.25	1.6 years

The number of options issued and the grant dates were determined at the discretion of the Company’s Board. The options vested at the date of grant, and are exercisable for a period not to exceed three years from the date of grant. No options were exercised during the three months ended March 31, 2009 or 2008.

The stock options are not considered in calculating diluted earnings per share because there effect would be anti-dilutive due to the Company’s losses.

Note 5. Stockholders’ Equity

On March 26, 2009, the Company purchased an aggregate of 250,000 shares of its common stock in a non-market transaction. The treasury shares were purchased at a price of $0.25 per share (the market price on the day of the transaction) for a total of $62,500.

B.H.I.T. Inc.
Notes to Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

Note 6. Income Taxes

The Company reported no income tax expense or benefit for the three months ended March 31, 2009 and 2008 due to the net operating losses incurred during both periods.

Our Federal net operating loss (“NOL”) carryforward balance as of December 31, 2008 was $2,684,645. Our NOL carryforwards are scheduled to expire between 2009 and 2028. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382. The purchase of common stock from Summa (a former significant shareholder) in 2000 and subsequent stock issuances may have substantially limited or eliminated the opportunity to utilize our NOL carryforwards.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is ‘more-likely-than-not’ that it will be sustained upon examination. For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open and determined that no liability existed for uncertain tax positions. The Company has updated its FIN 48 assessment through March 31, 2009 and determined that no adjustments were necessary.

Note 7. Contingencies

In July 24, 2008, we entered into an asset purchase agreement with L.A. Colo, LLC and Iron Rail Group, LLC (Colo’s parent), pursuant to which we agreed to purchase substantially all of the assets of Colo for $15,000,000, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. The transaction was delayed due to deteriorating financial and economic conditions and was ultimately terminated by BHIT due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to its financial performance.

We had originally placed $60,000 in a purchase money escrow for the acquisition. In September, 2008 we placed an additional $290,000 in escrow and paid $50,000 to Colo for the option to extend the closing date. Colo and Iron Rail demanded payment of the $350,000 in escrow in connection with the termination of the purchase agreement. We authorized the distribution of $10,000 of the escrow to Iron Rail, but dispute that Colo and Iron Rail are entitled to the remaining $340,000. The parties are scheduled for binding arbitration in 2009 to resolve this matter. Because of the nature of the circumstances surrounding the termination of the acquisition, the Company believes it is entitled to the escrow and intends to contest this matter vigorously. Accordingly, no provision for loss of the escrowed funds has been recorded as of March 31, 2009.  The remaining escrow proceeds of $340,000 are reflected as a deposit on the March 31, 2009 balance sheet.