Form 10-Q
period 2009-06-30
BHIT INC
filed 2009-08-13
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,838,051 shares of common stock, $0.01 par value per share, as of July 31, 2009.

Table of Contents

Part I — Financial Information		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
	Forward Looking Statements	3
	Nature of Operations	3
	Results of Operations	4
	Comparison of Six and Three Months Ended June 30, 2009 and 2008	4
	Financial Condition and Liquidity	4
	Off-Balance Sheet Arrangements	5
	Recent Accounting Pronouncements	5
	How to Learn More About BHIT	6
Item 4(T).	Controls and Procedures	6
Part II — Other Information		7
Item 1.	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	8
Signatures		8
Financial Statements		F-1
Notes to Financial Statements		F-4

Part I — Financial Information

Item 1.         Financial Statements

Our June 30, 2009 unaudited financial statements follow this quarterly report beginning on page F-1.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in BHIT’s prospects and strategies, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include our ability to:

	execute our business plan by identifying and acquiring an operating company or companies;

	obtain appropriate financing to complete potential acquisitions;

	effectively invest our existing funds and raise additional capital to fund our operations; and

	comply with SEC regulations and filing requirements applicable to us as a public company.

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

Nature of Operations

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

On May 28, 2009, we entered into a Stock Purchase Agreement (the “Agreement”) with Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended (the “Trust”), Andy C. Lewis (together with the Trust, the “Sellers”), and The Wood Energy Group, Inc. (“Wood”), pursuant to which we agreed to purchase all of the issued and outstanding common stock of Wood, which is owned by the Sellers, for a purchase price of $4.8 million in cash and $1.0 million in shares of common stock of the Company, or 2,857,143 shares. The number of shares of common stock of the Company was determined by the market value of the shares based on the average closing price of the stock for the five business days prior to June 1, 2009. The purchase price may be increased or decreased by a working capital adjustment based on the closing date balance sheet. The transaction is expected to close in the third quarter of 2009. Closing of the transaction is contingent on the satisfaction of standard conditions, including obtaining financing, completion of due diligence review and the execution of employment agreements with Messrs. Smith and Lewis. Wood engages in the business of railroad tie reclamation and disposal.

The Agreement contains non-solicitation and noncompetition provisions pursuant to which the Sellers agree not to solicit any employee or affiliate of Wood or engage in competitive business for a period of two years after the date of closing of the transaction. The Agreement also contains customary representations, warranties, covenants and indemnification provisions.

There can be no assurances that the transaction will be completed on the proposed terms or at all.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Our total revenues for the quarter ended June 30, 2009 were $3,904, compared to $11,406 for the same period in 2008, a decrease of $7,502, or 65.77%. Revenues decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Our total expenses for the second quarter of 2009 increased $142,987, or 289.4%, to $192,387, compared to $49,400 for the second quarter of 2008. The increase was caused by the non-cash stock compensation charge of $87,500 due to an award of stock options in the second quarter of 2009 and an increase in professional fees and other general expenses relating to the pursuit of acquisition targets, particularly The Wood Energy Group, Inc. as discussed above.

Accordingly, our net loss for the second quarter of 2009 was $188,463, compared to a net loss of $37,994 in the second quarter of 2008, an increase of $150,469.

Comparison of Six Months Ended June 30, 2009 and 2008

Our total revenues for the six months ended June 30, 2009 were $9,470, compared to $29,156 for the same period in 2008, a decrease of $19,686, or 67.5%. Revenues decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Our total expenses for the six months ended June 30, 2009 increased $125,076, or 107.9%, to $241,010, compared to $115,934 for the six months ended June 30, 2008. The increase was caused by the non-cash stock compensation charge of $87,500 due to an award of stock options in the second quarter of 2009 and an increase in professional fees and other general expenses relating to the pursuit of acquisition targets, particularly The Wood Energy Group.

Accordingly, our net loss for the six months ended June 30, 2009 was $231,540, compared to a net loss of $86,778 for the six months ended June 30, 2008, an increase of $144,762.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at June 30, 2009 was $1,445,914, a decrease of $167,259 from $1,613,173 at December 31, 2008. Cash and cash equivalents decreased in the first six months of 2009 primarily as the result of our net loss for the period and the purchase of 250,000 shares of treasury stock for $62,500. At this time, we have no other material commitments for capital expenditures. We believe our cash is sufficient to meet our needs for anticipated operating expenses as a shell company for 2009. However, we are exploring additional sources of financing to fund the possible acquisition of an operating company, The Wood Energy Group, Inc., as discussed above.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

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

On May 28, 2009, the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative guidance on U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.  The adoption of this standard will not have an effect on the Company’s operations or financial position.

How to Learn More About BHIT

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Gary O. Marino, at 561-443-5300.

Item 4(T).         Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and concluded that our disclosure controls and procedures were effective as of June 30, 2009. Further, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.         Legal Proceedings

On July 24, 2008, we entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC (“Iron Rail”), the owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. The transaction was delayed due to deteriorating financial and economic conditions and was ultimately terminated by us due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to their financial performance.

We had originally placed $60,000 in a purchase money escrow for the acquisition. On September 30, 2008, we placed an additional $290,000 in the escrow and paid Colo $50,000 for the option to extend the proposed closing date of the acquisition. Colo and Iron Rail demanded payment of the $350,000 in escrow in connection with the termination of the purchase agreement. We authorized the distribution of $10,000 of the escrow to Iron Rail on October 31, 2008, but because of the nature of the circumstances surrounding the termination of the acquisition we dispute that Colo and Iron Rail are entitled to the remaining $340,000. On November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. A final decision on this matter is expected in September 2009.  We cannot predict the outcome of the arbitration. However, BHIT could be required to disburse the escrow proceeds to Colo as well as pay interest and legal costs, which would negatively impact our future results of operations. The remaining escrow proceeds of $340,000 are reflected as a deposit on the June 30, 2009 Balance Sheet.

We are not aware of any other pending legal proceedings involving BHIT, nor were any proceedings terminated in the quarter ended June 30, 2009.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2009, BHIT granted non-qualified stock options to purchase 875,000 shares of the Company’s common stock for $0.35 per share to BHIT’s officers in compensation for their service to the Company. The options were fully vested on the date of grant and expire on June 1, 2014. The options were not registered under the Securities Act of 1933 (the “Act”) in reliance on the private offering exception from registration provided by paragraph 4(2) of the Act and related Rule 506 of Regulation D.

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

B.H.I.T. Inc.

Date: August 13, 2009	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 13, 2009	/s/ Bennett Marks
By Bennett Marks,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

B.H.I.T. Inc.
Balance Sheets
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,445,914	$1,613,173
Interest receivable on cash and cash equivalents	-	107
Prepaid insurance	3,250	9,750

Total current assets	1,449,164	1,623,030

Other assets
Deposit	340,000	340,000

Total assets	$1,789,164	$1,963,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and other accrued expenses	$42,977	$10,303

Stockholders' equity

Common stock, $0.01 par value. 75,000,000 shares authorized; 26,120,808 shares issued at June 30, 2009 and December 31, 2008, respectively	261,208	261,208

Additional paid-in capital	89,620,889	89,533,389

Accumulated deficit	(88,065,221)	(87,833,681)

Treasury stock, at cost, for 282,757 and 32,757 shares at June 30, 2009 and December 31, 2008, respectively	(70,689)	(8,189)

Total stockholders' equity	1,746,187	1,952,727

Total liabilities and stockholders' equity	$1,789,164	$1,963,030

See accompanying notes to financial statements

B.H.I.T. Inc.
Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Revenue
Interest earned on cash and cash equivalents	$3,904	$11,406	$9,470	$29,156

Expenses
General and administrative	104,867	49,400	153,510	115,934
Stock-based compensation	87,500	-	87,500	-
Total expenses	192,367	49,400	241,010	115,934

Net loss	$(188,463)	$(37,994)	$(231,540)	$(86,778)

Weighted average number of common shares outstanding	25,838,051	24,988,051	25,956,183	24,988,051

Basic and diluted net loss per share of common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements

B.H.I.T. Inc.
Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)
	2009	2008

Operating activities
Net loss	$(231,540)	$(86,778)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	87,500	-

Changes in assets and liabilities:
Interest receivable on cash and cash equivalents	107	1,897
Prepaid insurance	6,500	9,190
Accounts payable and accrued expenses	32,674	(39,473)

Net cash used in operating activities	(104,759)	(115,164)

Investing Activities
Deferred acqusition costs	-	(99,837)

Net cash used in investing	-	(99,837)

Financing Activities
Deferred financing cost		(25,000)
Purchase of treasury stock	(62,500)	-

Net cash used in financing activities	(62,500)	(25,000)

Net decrease in cash	(167,259)	(240,001)

Cash and cash equivalents, beginning of period	1,613,173	2,269,054

Cash and cash equivalents, end of period	$1,445,914	$2,029,053

See accompanying notes to financial statements

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

On May 28, 2009, we entered into a Stock Purchase Agreement (the “Agreement”) with Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended (the “Trust”), Andy C. Lewis (together with the Trust, the “Sellers”), and The Wood Energy Group, Inc. (“Wood”), pursuant to which we agreed to purchase all of the issued and outstanding common stock of Wood, which is owned by the Sellers, for a purchase price of $4.8 million in cash and $1.0 million in shares of common stock of the Company, or 2,857,143 shares. The number of shares of common stock of the Company was determined by the market value of the shares based on the average closing price of the stock for the five business days prior to June 1, 2009. The purchase price may be increased or decreased by a working capital adjustment based on the closing date balance sheet. The transaction is expected to close in the third quarter of 2009. Closing of the transaction is contingent on the satisfaction of standard conditions, including obtaining financing, completion of due diligence review and the execution of employment agreements with Messrs. Smith and Lewis. Wood engages in the business of railroad tie reclamation and disposal.

The Agreement contains non-solicitation and noncompetition provisions pursuant to which the Sellers agree not to solicit any employee or affiliate of Wood or engage in competitive business for a period of two years after the date of closing of the transaction. The Agreement also contains customary representations, warranties, covenants and indemnification provisions.

There can be no assurances that the transaction will be completed on the proposed terms or at all.

Note 2.  Basis of Presentation

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position of the company as of June 30, 2009 and December 31, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The financial information for the three and six months ended June 30, 2009 and 2008 is unaudited.

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full 2009 year.

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

Note 3.  New Accounting Pronouncements (Continued)

The Company adopted SFAS 141R effective January 1, 2009 and will apply its provisions prospectively. The implementation of SFAS 141R in 2009 did not have a significant impact on the Company’s financial position or results of operations.

On May 28, 2009, the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative guidance on U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The adoption of this standard will not have an effect on the Company’s operations or financial position.

Note 4.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers that provide for the issuance of a total of 3,000,000 shares of common stock for serving on the Company’s Board of Directors and as officers. As of June 30, 2009 the options activity is as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining	Intrinsic
Date of Grant	of Shares	per Share	Contractual Life	Value
March 2, 2007	1,000,000	$0.15	0.7 years	$230,000
October 23, 2007	1,000,000	0.35	1.3 years	30,000
November 14, 2008	125,000	0.30	2.3 years	10,000
November 19, 2008	(125,000)	0.35	Cancelled	(3,750)
December 16, 2008	125,000	0.22	2.4 years	20,000
June 1, 2009	875,000	0.35	5.0 years	26,250

Outstanding, June 30, 2009	3,000,000	$0.27	2.3 years	$312,500

The number of options issued and the grant dates were determined at the discretion of the Company’s Board. The options vested at the date of grant, and are exercisable for a period not to exceed five years from the date of grant. No options were exercised during the six months ended June 30, 2009.

The stock options are not considered in calculating diluted earnings per share because there effect would be anti-dilutive due to the Company’s losses.

The fair values of the stock options issued during 2009 have been estimated using the Black-Scholes method, whereby the valuation model takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. Management has determined that the June 1, 2009 options have a value of $0.10 per share ($87,500 in total), which has been recorded as compensation expense during the quarter ended June 30, 2009.

Expected volatility rate was estimated using the average volatility rates of seven public companies in the railroad industry. The expected lives of the options represents the period that the options granted are expected to be outstanding. The risk free rate is based on the yield curve of a zero coupon U.S. Treasury bond over the term of the expected life. The Company does not expect to pay a dividend on common stock.The weighted average assumptions used in the option-pricing models during 2009 were as follows:

Risk free interest rate	2.55%
Expected life (years)	5
Expected volatility	27.00%
Dividend yield	0

Note 5. Stockholders’ Equity

On March 26, 2009, the Company purchased an aggregate of 250,000 shares of its common stock in a non-market transaction. The treasury shares were purchased at a price of $0.25 per share (the market price on the day of the transaction) for a total of $62,500.

Note 6. Income Taxes

The Company reported no income tax expense or benefit for the six months ended June 30, 2009 and 2008 due to the net operating losses incurred during both periods and a valuation allowance established against 100% of the Company’s tax assets.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Previously, the Company had accounted for contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is ‘more-likely-than-not’ that it will be sustained upon examination. For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company adopted FIN 48 effective January 1, 2007. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open and determined that no liability existed for uncertain tax positions. The Company has updated its FIN 48 assessment through June 30, 2009 and determined that no adjustments were necessary.

Note 7. Contingencies

On July 24, 2008, we entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC (“Iron Rail”), the owner of Colo, pursuant to which we agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. The transaction was delayed due to deteriorating financial and economic conditions and was ultimately terminated by us due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to their financial performance.

We had originally placed $60,000 in a purchase money escrow for the acquisition. On September 30, 2008, we placed an additional $290,000 in the escrow and paid Colo $50,000 for the option to extend the proposed closing date of the acquisition. Colo and Iron Rail demanded payment of the $350,000 in escrow in connection with the termination of the purchase agreement. We authorized the distribution of $10,000 of the escrow to Iron Rail on October 31, 2008, but because of the nature of the circumstances surrounding the termination of the acquisition we dispute that Colo and Iron Rail are entitled to the remaining $340,000. On November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. A final decision on this matter is expected in September 2009.  We cannot predict the outcome of the arbitration. However, BHIT could be required to disburse the escrow proceeds to Colo as well as pay interest and legal costs, which would negatively impact our future results of operations. The remaining escrow proceeds of $340,000 are reflected as a deposit on the June 30, 2009 Balance Sheet.

Note 8. Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 13, 2009, the date the Company issued these financial statements.