Form 10-Q
period 2009-09-30
BHIT INC
filed 2009-12-16
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

B.H.I.T. Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 342-W, Boca Raton, Florida 33431
(Address of principal executive offices)

561-997-7775
(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,171,385 shares of common stock, $0.01 par value per share, as of December 9, 2009.

Table of Contents

Part I — Financial Information	1
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Forward Looking Statements	1
Overview	1
Wood Energy	2
Recent Events	2
Proposed Amendments to Certificate of Incorporation	2
Our History	3
Results of Operations	3
Results of Operations — Actual	3
Comparison of Three Months Ended September 30, 2009 and 2008	4
Comparison of Nine Months Ended September 30, 2009 and 2008	5
Financial Condition and Liquidity	5
Off-Balance Sheet Arrangements	6
Results of Operation — Pro Forma with Wood Energy	6
Pro Forma for the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008	8
Pro Forma for the Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008	9
Recent Accounting Pronouncements	10
How to Learn More About BHIT	11
Item 4(T). Controls and Procedures	11
Part II — Other Information	12
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	13
Signatures	14
Financial Statments	F-1

Part I — Financial Information

Item 1.	Financial Statements

Our September 30, 2009 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in BHIT’s prospects and strategies, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include our ability to:

•	successfully operate Wood Energy;

•	execute our acquisition/expansion plan by identifying and acquiring additional operating companies;

•	obtain appropriate financing to complete potential acquisitions;

•	generate adequate revenue to service our debt; and

•	comply with SEC regulations and filing requirements applicable to us as a public company.

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, particularly the Form 8-K/A filed December 10, 2009 regarding our acquisition of Wood Energy, must be carefully considered by any investor or potential investor in BHIT.

Overview

In September 2009, BHIT acquired The Wood Energy Group, Inc., a Missouri based company engaged in the business of railroad tie reclamation and disposal (“Wood Energy”). Prior to acquiring Wood Energy, BHIT was a shell company without significant operations or sources of revenues other than its investments. Our management team continues to investigate acquisition opportunities and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses, but may explore potential acquisitions in other industries as well.

Wood Energy

Wood Energy, headquartered in St. Louis, Missouri, is one of the nation’s largest railroad tie recovery/energy generation companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services primarily to Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $346.8 million) and industrial customers. We currently operate in Texas, Louisiana and Mississippi.

Our services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape tie market or having the ties ground to create chipped wood for sale as biomass fuel to the co-generation market. In 2008, we recovered over 900,000 railroad ties, 67% of which were used by the co-generation market, 28% for the landscape market and 5% went to landfill. In addition, Wood Energy has recently begun processing other wood products for a major forest products company for additional sources of biomass fuel.

Recent Events

Proposed Amendments to Certificate of Incorporation

On September 18, 2009, our board of directors approved certain amendments to our certificate of incorporation and recommended adoption of the amendments to our stockholders. To avoid the significant costs and delays associated with holding a meeting, our board elected to seek approval of the amendments by written consent. On October 5, 2009, the holders of an aggregate of 16,706,491 shares of our common stock, which represented approximately 57.3% of the shares entitled vote on the amendments to the certificate, consented in writing to the amendments. As a result, no further vote was required.

On October 14, 2009, we distributed an information statement to our stockholders describing the proposed amendments. Briefly, the amendments would:

•	change the name of the company to Banyan Rail Services Inc.,

•	authorize 1.0 million shares of “blank check” preferred stock, and

•	effectuate a one-for-ten reverse stock split of BHIT’s common stock.

The name change, authorization of preferred stock and the reverse stock split will become effective when we file a certificate of amendment for each of the amendments to our certificate of incorporation with the Delaware Secretary of State. We anticipate filing the amendments some time in the first quarter of 2010. However, our board of directors retains discretion under Delaware law to delay or not to implement the amendments. If our board determines not to implement any or all of the amendments, the name change, authorization of blank check preferred stock and reverse stock split will not be effected.

Our History

The Company was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties. From 1989 to 1992 we experienced severe losses as a result of a decline in real estate values and the resulting defaults on the mortgages we held.  The company was reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. in 1998.

On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time, Summa Holdings, Inc. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the Company and new directors were appointed to fill vacancies in the board.

Because members of our new management team have experience with the railroad industry, we began investigating acquisitions of companies in the rail industry. In 2007, we were presented with the opportunity to purchase L.A. Colo, LLC, a railroad maintenance and construction company. The transaction was terminated by us in October 2008 due to the performance of Colo, resulting in arbitration proceedings over funds we had placed in escrow. The arbitration was recently resolved in favor of Colo and its sellers. For more information about Colo and the arbitration, please turn to the section of this report captioned “Legal Proceedings” on page 12.

In the spring of 2009, we entered negotiations with the owners of Wood Energy to acquire the company. As a result of the acquisition of Wood Energy, BHIT is no longer a shell company and is now engaged in the business of railroad tie reclamation and disposal.

Results of Operations

Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Please see a complete list of significant accounting policies in Note 3 of the notes to our consolidated financial statements included with this report.

Results of Operations — Actual

We acquired Wood Energy effective September 1, 2009 and our operating results discussed on pages 4 and 5 include only the results of Wood Energy from that date, or for one month of the quarter and nine month period ended September 30, 2009, and not at all in 2008. For a comparison of Wood Energy’s results of operations, please turn to “Results of Operations — Pro Forma with Wood Energy” on page 6. Prior to acquiring Wood Energy, BHIT was a shell company without significant operations or sources of revenues other than its investments.

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues for the three months ended September 30, 2009 were $377,126, consisting of revenues from our newly acquired tie pick-up operation. The gross margin in 2009 was 55.1% of revenue related to the acquired tie pick-up operation. This gross margin is higher than the historical gross margin of Wood Energy (approximately 30% - 35%) primarily due to the elimination of lease expense after the acquisition by BHIT, as the leases were all paid off, as well as a reduction in trucking expense.  We had no revenues or gross margin in 2008. Our gross margin will fluctuate depending upon a number of factors including geographical location of our projects, trucking, travel and fuel costs, and other factors. In addition, depreciation expense has been classified as part of cost of sales, whereas depreciation had formerly been classified by Wood as a separate item on the statement of operations.

Selling, general and administrative expenses were $113,235 in 2009, an increase of $82,897 or 273.2%, compared to $30,338 in 2008. This increase is primarily due to $95,828 of selling, general and administrative expenses for Wood Energy for the month ended September 2009.

In 2009 we incurred $100,354 of expenses in connection with the acquisition of Wood Energy.

With respect to expenses incurred for an acquisition not completed, on November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. As a result of the arbitration BHIT was required to disburse the escrow proceeds to Colo as well as pay interest and legal costs. We recorded a write-off totaling $508,349 for the three months ended September 30, 2009. In the third quarter of 2008, we expensed $355,898 in connection with the Colo acquisition.

Interest income for the quarter ended September 30, 2009 was $2,255, compared to $10,539 for the same period in 2008, a decrease of $8,284, or 78.6%. Interest income decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Interest expense was $36,543 in 2009 in connection with financing related to the Wood acquisition, consisting primarily of interest on the term loan, interest on the convertible debentures, amortization of loan costs and amortization of the beneficial conversion feature related to the convertible debentures. There was no interest expense in 2008.

Income tax expense of $30,000 was recorded in 2009, compared to $0 in 2008. The computation of income tax expense is based on the expected effective tax rate for each full fiscal year (5.5% in 2009 and 0% in 2008). The difference in the effective tax rate is due to the acquisition of Wood Energy.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues for the nine months ended September 30, 2009 were $377,126, consisting of revenues from our acquired tie pick-up operation. The gross margin in 2009 was 55.1% of revenue related to the acquired tie pick-up operation. This gross margin is higher than the historical gross margin of Wood Energy (approximately 30% - 35%) primarily due to the elimination of lease expense after the acquisition by BHIT, as the leases were all paid off, as well as a reduction in trucking expense.  We had no revenues or gross margin in 2008. Our gross margin will fluctuate depending upon a number of factors including geographical location of our projects, trucking, travel and fuel costs, and other factors. In addition, depreciation expense has been classified as part of cost of sales, whereas depreciation had formerly been classified by Wood as a separate item on the statement of operations.

Selling, general and administrative expenses were $266,746 in 2009, an increase of $120,473 or 82.4%, compared to $146,272 in 2008. This increase is primarily due to $95,828 of selling, general and administrative expenses for Wood Energy for the month of September 2009.

Stock based compensation was $87,500 for stock options issued to BHIT’s officers and directors in the 2009 period, whereas no stock options were issued in the 2008 period.

In 2009, we incurred $100,354 of expenses in connection with the acquisition of Wood Energy.

With respect to expenses incurred for an acquisition not completed, on November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. As a result of the arbitration BHIT was required to disburse the escrow proceeds to Colo as well as pay interest and legal costs. We recorded a write-off totaling $508,349 for the nine months ended September 30, 2009. In the nine months ended 2008, we expensed $355,898 in connection with the Colo acquisition.

Interest income for the nine months ended September 30, 2009 was $11,725, compared to $39,695 for the same period in 2008, a decrease of $27,970, or 70.5%. Interest income decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Interest expense was $36,543 in 2009 in connection with financing related to the Wood acquisition, consisting primarily of interest on the term loan, interest on the convertible debentures, amortization of loan costs and amortization of the beneficial conversion feature related to the convertible debentures. There was no interest expense in 2008.

Income tax expense of $30,000 was recorded in 2009 compared to $0 in 2008. The computation of income tax expense is based on the expected effective tax rate for each full fiscal year (3.8% in 2009 and 0% in 2008). The difference in the effective tax rate is due to the acquisition of Wood Energy.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at September 30, 2009 was $403,944, a decrease of $1,209,229 from $1,613,173 at December 31, 2008. Cash and cash equivalents decreased in the first nine months of 2009 primarily as the result of our acquisition of Wood Energy, our net loss for the period and the purchase of 250,000 shares of treasury stock for $62,500 in the first quarter.

To finance the acquisition of Wood Energy, we entered a five-year senior secured term loan in the amount of $3.0 million with Fifth Third Bank. BHIT guaranteed the loan and Wood Energy is the borrower. Payments of principal and interest are due monthly. Therefore the term loan will increase our need for liquidity on an ongoing basis throughout the year. To obtain additional funds for the acquisition, BHIT also issued Series A Convertible Debentures bearing interest at the rate of 10%, payable semi-annually. We raised $1,525,000 through the issuance of the debentures. The debentures are due in five years, and are convertible into shares of common stock of BHIT at a conversion price of $0.20 a share.

In connection with the acquisition of Wood Energy, we also obtained two credit lines in the amounts of $500,000 and $1.5 million from Fifth Third Bank for working capital and capital expenditures, respectively. Draws on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital assets.

Based on our cash balances and borrowing capacity under our working capital and capital expenditures lines of credit, we believe these funds will be sufficient to meet our working capital needs in the near term. However, we cannot guarantee we will not require additional funds for ongoing operations or other acquisitions.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Results of Operation — Pro Forma with Wood Energy

Our actual results of operations for the three month and nine month periods ended September 30, 2009 and 2008 do not provide a very meaningful basis for comparison since we have only been an operating company since we acquired Wood Energy effective September 1, 2009. To provide a more complete view of the combined operating results of BHIT together with those of Wood Energy for the three and nine month periods ended September 30, 2009 and 2008, we prepared the following selected pro forma financial information combining BHIT and Wood Energy’s unaudited results, as if BHIT had acquired Wood Energy as of January 1, 2008.

B.H.I.T. Inc. and Subsidiary
Unaudited Pro Forma Condensed Combined Income Statement
Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$1,277,648	$1,562,202	$3,897,576	$3,884,711
Cost of sales	838,330	1,121,511	2,621,710	2,478,152

Gross profit	439,318	440,691	1,275,866	1,406,559

Selling, general and administrative expenses	310,404	310,823	977,429	905,780
Stock based compenstation	-	-	87,500	-
Acquisition expenses for Wood Energy	100,354	-	100,354	-
Write off of expenses for acquistion not completed	508,349	355,898	508,349	355,898
Depreciation	140,000	156,667	420,000	470,000

Loss from operations	(619,789)	(382,697)	(817,766)	(325,119)

Other income (expenses):
Interest income	2,255	10,539	11,725	47,615
Interest expense	(164,161)	(143,382)	(419,396)	(430,146)

Loss before income taxes	(781,695)	(515,540)	(1,225,437)	(707,650)

Income taxes	(30,000)	(10,000)	(48,000)	(13,000)

Net loss	$(811,695)	$(525,540)	$(1,273,437)	$(720,650)

Weighted average number of shares outstanding - basic	29,171,385	29,421,385	29,249,852	29,421,385
Weighted average number of shares outstanding - diluted	37,921,385	29,421,385	37,999,852	29,421,385

Basic and diluted net loss per share of common stock	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Pro Forma for the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues for the three months ended September 30, 2009 were $1,277,648, a reduction of $284,554 or 18.2%, compared to revenues of $1,562,202 for the three months ended September 30, 2008. The decrease is due principally to the timing of revenue recognition for work in process at the end of each period.

Gross margins in 2009 were 34.4% of revenues as compared to 28.2% in 2008. The increase in the margin is principally due to an increase in the margin for the one month in 2009 subsequent to Wood’s acquisition by BHIT as equipment rental obligations were terminated as of the acquisition date. Our gross margin will fluctuate depending upon a number of factors including geographical location of our projects, trucking, travel and fuel costs, and other factors.

Selling, general and administrative expenses of $310,404 in 2009 are comparable to $310,823 of selling, general and administrative expenses in 2008.

In 2009, we incurred $100,354 of expenses in connection with the acquisition of Wood Energy.

With respect to expenses incurred for an acquisition not completed, on November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. As a result of the arbitration BHIT was required to disburse the escrow proceeds to Colo as well as pay interest and legal costs. We recorded a write-off totaling $508,349 for the three months ended September 30, 2009. In 2008, we expensed $355,898 in connection with this same acquisition.

Depreciation expense of $140,000 in 2009 is comparable to $156,667 of depreciation expense in 2008.

Interest income for the quarter ended September 30, 2009 was $2,255, compared to $10,539 for the same period in 2008, a decrease of $8,284, or 78.6%. Interest income decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Interest expense for the quarter ended September 30, 2009 was $164,161, compared to $143,382 for the same period in 2008, an increase of $20,779, or 14.5%. Interest expense increased as the result of higher outstanding debt, and amortization of loan costs and the beneficial conversion feature for the 2009 period as compared to the 2008 period due to the acquisition of Wood Energy.

Income tax expense of $30,000 was recorded in 2009, compared to $10,000 in 2008. The computation of income tax benefit is based on the expected effective tax rate for each full fiscal year, which is comparable each year (3.8% in 2009 and 1.9% in 2008).

Pro Forma for the Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues of $3,897,576 in 2009 are comparable to revenues of $3,884,711 in 2008.

Gross margins in 2009 were 32.7% of revenues as compared to 36.2% in 2008. The decrease in the margin is due to higher equipment repairs, travel and trucking expense, offset by a reduction in fuel expense and equipment rental in the 2009 period as compared to 2008. Our gross margin will fluctuate depending upon a number of factors including geographical location of our projects, trucking, travel and fuel costs, and other factors.

Selling, general and administrative expenses of $977,429 in 2009 is comparable to selling, general and administrative expenses of $905,780 in 2008.

Stock based compensation was $87,500 for stock options issued to BHIT’s officers and directors in the 2009 period, whereas no stock options were issued in the 2008 period.

In 2009, we incurred $100,354 of expenses in connection with the acquisition of Wood Energy.

With respect to expenses incurred for an acquisition not completed, on November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. As a result of the arbitration BHIT was required to disburse the escrow proceeds to Colo as well as pay interest and legal costs. We recorded a write-off totaling $508,349 for the three months ended September 30, 2009. In 2008, we expensed $355,898 in connection with this same acquisition.

Depreciation expense of $420,000 in 2009 is comparable to $470,000 of depreciation expense in 2008.

Interest income for 2009 was $11,725, compared to $47,615 in 2008, a decrease of $35,890, or 75.4%. Interest income decreased as the result of a decrease in invested funds as well as lower interest rates earned on invested funds.

Interest expense of $419,396 in 2009 is comparable to $430,146 in 2008.

Income tax expense of $48,000 was recorded in 2009, compared to $13,000 in 2008. The computation of income tax expense is based on the expected effective tax rate for each full fiscal year, which is comparable each year (3.8% in 2009 and 1.9% in 2008).

Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures, except changes to references as required, as a result of implementing the Codification during the nine months ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the nine months ended September 30, 2009 and 2008, previous references to new accounting standards and literature are no longer applicable. The Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year.

Fair Value Measurements
(Included in ASC 825 “Financial Instruments”, previously FAS No. 157 “Fair Value Measurements”)

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The adoption of FAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral to fiscal years beginning after November 15, 2008 of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company’s adoption of the remaining provisions of FAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, or b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows. This standard is effective beginning in the first reporting period after issuance of the standard, January 1, 2010 for the Company.

How to Learn More About BHIT

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about BHIT you can also contact our CEO, Gary O. Marino, at 561-443-5300.

Item 4(T). Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. Further, except that we have instituted new controls over the internal control systems of Wood Energy, such as hiring a controller, instituting segregation of duties and improving management oversight, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Upon termination, Colo and Iron Rail demanded payment of the $350,000 that had been placed into escrow. We authorized the distribution of $10,000 of the escrow to Iron Rail on October 31, 2008, but because of the nature of the circumstances surrounding the termination of the acquisition we disputed that Colo and Iron Rail were entitled to the remaining $340,000. On November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. A final decision was reached on September 2, 2009. The arbitration panel awarded Colo and Iron Rail the $340,000 in escrow as well as attorneys’ fees, interest and costs. The arbitration award and other costs totaling $508,349 are reflected as an expense in our financial statements for the third quarter of 2009.

We are not aware of any other pending legal proceedings involving BHIT, nor were any proceedings terminated in the quarter ended September 30, 2009. We are not aware of any pending legal proceedings involving Wood Energy. Wood Energy settled a workman’s compensation lawsuit in the quarter ended September 30, 2009 prior to our acquisition of Wood Energy. The former shareholders of Wood Energy agreed to indemnify BHIT against any costs, including legal fees, which may be incurred relating to any aspect of this lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of Wood Energy, we issued 3,333,334 shares of our common stock to the sellers of Wood Energy in payment of a portion of the purchase price. We also conducted a private placement of Series A Convertible Debentures to raise capital for the cash portion of the Wood Energy purchase price. The debentures bear interest at the rate of 10%, payable semi-annually. Each debenture is convertible at the holder’s option into shares of common stock of BHIT at a conversion price of $0.20 per share. We agreed that if we conduct a registered offering of securities following the private placement, we will register the shares of common stock issued to the sellers of Wood Energy and underlying the debentures.

Through this private placement, debentures were issued in the amount of $1,525,000. The issuance of shares to the sellers and the private placement of debentures were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act. For additional information on the characteristics of the debentures and our common stock, please see the caption “Description of Securities” under Item 2.01 of our current report on Form 8-K/A filed December 10, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

For information regarding proposed changes in our certificate of incorporation, please turn to “Recent Events” on page 2.

Item 6.	Exhibits

10.1	Contract for Work or Services between The Wood Energy Group, Inc. and Union Pacific Railroad Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, B.H.I.T. Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.H.I.T. Inc.

Date: December 15, 2009	/s/ Gary O. Marino
By Gary O. Marino
Chairman and Chief Executive Officer

B.H.I.T. Inc. and Subsidiary
Balance Sheets
September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Consolidated Unaudited)	(Stand-alone)
ASSETS
Current assets
Cash and cash equivalents	$403,944	$1,613,173
Interest receivable on cash and cash equivalents	-	107
Accounts receivable	615,942	-
Cost incurred related to deferred revenue	89,307	-
Prepaid expenses and other current assets	19,093	9,750

Total current assets	1,128,286	1,623,030

Property and equipment, net	1,808,095	-

Other assets
Deferred loan costs	198,450	-
Intangible assets	2,000,000	-
Goodwill	3,833,511	-
Deposit	-	340,000
	6,031,961	340,000

Total assets	$8,968,342	$1,963,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$835,980	$10,303
Income taxes payable	55,200	-
Deferred revenue	103,047	-
Current portion of long-term debt	600,000	-

Total current liabilities	1,594,227	10,303

Deferred income taxes	1,100,000	-
Long-term debt	2,400,000	-
Convertible debentures	396,020	-

Total liabilities	5,490,247	10,303

Stockholders' equity

Common stock, $0.01 par value. 75,000,000 shares authorized. 29,454,142 shares issued at September 30, 2009 and 26,120,808 at December 31, 2008, respectively	294,541	261,208

Additional paid-in capital	91,897,973	89,533,389

Accumulated deficit	(88,643,730)	(87,833,681)

Treasury stock, at cost, for 282,757 and 32,757 shares at September 30, 2009 and December 31, 2008, respectively	(70,689)	(8,189)

Total stockholders' equity	3,478,095	1,952,727

Total liabilities and stockholders' equity	$8,968,342	$1,963,030

See accompanying notes to financial statements

B.H.I.T. Inc. and Subsidiary
Balance Sheet

Predecessor
December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$2,175
Accounts receivable	319,582
Cost incurred related to deferred revenue	870,879

Total current assets	1,192,636

Property and equipment, net	818,262

Total assets	$2,010,898

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and other accrued expenses	$397,261
Income taxes payable	25,200
Deferred revenue	1,389,924
Loans payable	500,000
Current portion of long-term capital lease obligations	170,042
Current portion of long-term debt	42,964

Total current liabilities	2,525,391

Capital lease obligations, less current portion	282,831
Long-term debt, less current portion	58,429

Total liabilities	2,866,651

Stockholders' deficit

Common stock, $1.00 par value. 30,000 shares authorized; 1000 shares issued and outstanding	1,000
Stockholders' loans	(111,000)
Accumulated deficit	(745,753)

Total stockholders' deficit	(855,753)

Total liabilities and stockholders' deficit	$2,010,898

See accompanying notes to financial statements

B.H.I.T. Inc. and Subsidiary
Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$377,126	$-	$377,126	$-
Cost of sales	169,407	-	169,407	-

Gross profit	207,718	-	207,718	-

Selling, general and administrative expenses	113,236	30,338	266,746	146,272
Stock based compensation	-	-	87,500	-
Acquisition expenses for Wood Energy	100,354	-	100,354	-
Write off of expenses for acquistion not completed	508,349	355,898	508,349	355,898

Loss from operations	(514,221)	(386,236)	(755,231)	(502,170)

Other income (expenses)
Interest income	2,255	10,539	11,725	39,695
Interest expense	(36,543)	-	(36,543)	-

Loss before income taxes	(548,509)	(375,697)	(780,049)	(462,475)

Income taxes	30,000	-	30,000	-

Net loss	$(578,509)	$(375,697)	$(810,049)	$(462,475)

Weighted average number of common shares outstanding	26,925,007	24,988,051	26,281,482	24,988,051

Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)	$(0.03)	$(0.02)

See accompanying notes to financial statements

B.H.I.T. Inc. and Subsidiary
Statements of Operations
(Unaudited)

	Predecessor Statement of Operations
	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31, 2009	September 30, 2008	August 31, 2009	September 30, 2008

Revenues	$900,522	$1,562,202	$3,520,450	$3,884,711
Cost of sales	723,710	1,292,532	2,598,559	2,828,767

Gross profit	176,812	269,670	921,891	1,055,944

Selling, general and administrative expenses	153,418	181,947	560,684	725,442
Depreciation	75,500	89,571	225,678	199,403

Income (loss) from operations	(52,106)	(1,848)	135,529	131,099

Other income (expenses)
Interest expense	(6,838)	(21,389)	(45,971)	(54,652)

Income (loss) before income taxes	(58,944)	(23,237)	89,558	76,447

Income tax expense (benefit)	30,400	(6,000)	36,600	21,000

Net income (loss)	$(89,344)	$(17,237)	$52,958	$55,447

See accompanying notes to financial statements

B.H.I.T. Inc. and Subsidiary
Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Operating activities
Net loss	$(810,049)	$(462,475)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,405	-
Stock compensation expense	87,500
Amortization of loan cost	3,364	-
Amortization of discount on convertible debenture	14,770	-
Changes in assets and liabilities net of the effect of the business acqusition:		-
Increase in accounts receivable	(102,149)	1,453
Increase in costs incurred related to deferred revenue	(89,307)	-
Decrease in prepaid expenses and other current assets	28,538	13,786
Increase in accounts payable and accrued expenses	56,828	51,811
Income taxes payable	30,000	-
Increase in deferred revenue	103,047	-
Net cash used in operating activities	(656,053)	(395,425)

Investing Activities
Acquisition of property and equipment	(29,500)	-
Purchase of net assets in the acqusition of Wood, net of cash acquired	(4,724,362)	-
Deferred acqusition costs	340,000	(340,000)

Net cash used in investing	(4,413,862)	(340,000)

Financing Activities
Proceeds from convertible debentures	1,125,000	-
Proceeds from long-term debt	3,000,000	-
Deferred loan costs	(201,814)	-
Purchase of treasury stock	(62,500)	-

Net cash used in financing activities	3,860,686	-

Net decrease in cash	(1,209,229)	(735,425)

Cash and cash equivalents, beginning of period	1,613,173	2,269,054

Cash and cash equivalents, end of period	$403,944	$1,533,629

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$36,543	$-
Taxes	$-	$-

Supplemental cash flow information:
Issuance of convertible debentures for purchase of Wood	$400,000	$-
Issuance of common stock for purchase of Wood	$1,166,667	$-

See accompanying notes to financial statements

B.H.I.T. Inc. and Subsidiary
Statements of Cash Flows
(Unaudited)

	Predecessor
	Eight Months Ended	Nine Months Ended
	August 31, 2009	September 30, 2008
Cash flow from operating activities
Net income	$52,958	$55,447

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	225,678	199,403
Changes in assets and liabilities:
Increase in accounts receivable	(194,105)	(398,635)
Decrease in costs incurred related to deferred revenue	321,625	122,532
Increase in accounts payable and accrued expenses	337,496	235,716
Increase in income taxes payable	36,600	21,000
(Decrease) increase in cash overdraft	-	(66,937)
Decrease in deferred revenue	(513,219)	(186,785)

Net cash provided by operating activities	267,033	(18,260)

Cash flow from investing activities:
Acquisition of property and equipment	(205,830)	(17,000)
Net cash used in investing activities	(205,830)	(17,000)

Cash flow from financing activities:
Proceeds from long-term debt	88,274	17,000
Payments on long-term debt	(32,684)	(45,298)
Payments on capital leases	(96,665)	(123,092)
Proceeds from loans payable	-	1,067,321
Payments on loans payable	-	(880,671)

Net cash (used in) provided by financing activities	(41,075)	35,260

Net increase in cash and cash equivalents	20,128	-

Cash and cash equivalents at beginning of year	2,175	-

Cash and cash equivalents at end of year	$22,303	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$45,971	$54,652
Taxes	$-	$-

See accompanying notes to financial statements

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

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

BHIT was a shell company without significant operations or sources of revenues other than interest on its investments. On September 4, 2009, the Company purchased The Wood Energy Group, Inc. (“Wood”) pursuant to a Stock Purchase Agreement (the “Agreement”). The Company purchased all of the issued and outstanding common stock of Wood for a purchase price of $5.4 million in cash and $1.0 million in shares of common stock of the Company, or 3,333,334 shares, plus customary working capital adjustments. The number of shares of common stock of the Company was determined by the market value of the shares based on the average closing price of the stock for the five business days prior to June 1, 2009, the date the Agreement was signed. Wood engages in the business of railroad tie reclamation and disposal.

The Agreement contains non-solicitation and noncompetition provisions pursuant to which the sellers agree not to solicit any employee or affiliate of Wood or engage in competitive business for a period of two years after the date of closing of the transaction. The Agreement also contains customary representations, warranties, covenants and indemnification provisions.

Note 2.  Basis of Presentation

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and Wood, its wholly owned subsidiary, for the period during which the Company owned Wood. Pro forma consolidated financial information, reflecting the ownership of Wood as if it had been owned on the first day of the financial periods presented, is included in Footnote 5. Because Wood is deemed to be a predecessor to the Company, the financial statements of Wood for operations prior to the acquisition are presented. Our results of operations on a consolidated basis subsequent to the acquisition of Wood are not comparative to the stand alone financial statements of the acquired business because the acquired assets and liabilities have been adjusted to fair value pursuant to ASC 805 “Business Combinations”.

Although we believe that the disclosures included in our consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2008 and the Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full 2009 year.

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition

The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured). Accordingly, billings related to the services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including payroll, fuel, equipment rental, trucking expense and steel strapping costs that are related to the pick-up and disposal of used railroad ties are deferred until the related revenue recognition process is complete. The Company also receives revenue from the sale of a portion of the reclaimed ties. These revenues are recorded when the ties are sold to a third party.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates included deferred revenue, costs incurred related to deferred revenue, and the useful life of property and equipment.

Cash and Cash Equivalents

The Company considers all cash and bank deposits to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of September 30, 2009 and December 31, 2008 no allowance is provided as all accounts receivable are deemed collectible.

Property and Equipment

Property and equipment owned and under capital leases are carried at cost. Depreciation of property and equipment is provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	5-7
Furniture and fixtures	5

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

Valuation of Long-Lived Assets

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In evaluating the fair value and future benefits of its assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period or an appraisal of market value is obtained.

Fair Value of Financial Instruments

Recorded financial instruments consist of cash, accounts receivable, accounts payable and long-term debt obligations as of September 30, 2009 and December 31, 2008.  The related fair values of these financial instruments approximated their carrying values due to the short-term nature of these instruments and the interest rates currently available to the Company.

Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Note 4.  New Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures, except changes to references as required, as a result of implementing the Codification during the nine months ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the nine months ended September 30, 2009 and 2008, previous references to new accounting standards and literature are no longer applicable. The Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year.

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

Fair Value Measurements
(Included in ASC 825 “Financial Instruments”, previously FAS No. 157 “Fair Value Measurements”)

In September 2006, the FASB issued FAS Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. Under FAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The adoption of FAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, provides a one-year deferral to fiscal years beginning after November 15, 2008 of the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at least annually at fair value on a recurring basis. The Company’s adoption of the remaining provisions of FAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, or b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows. This standard is effective beginning in the first reporting period after issuance of the standard, January 1, 2010 for the Company.

Note 5.  Acquisition of The Wood Energy Group, Inc.

On September 4, 2009, the Company purchased all of the issued and outstanding common stock of Wood for a purchase price of $5,366,844 in cash and $1,000,000 in shares of common stock of the Company, or 3,333,334 shares, plus customary working capital adjustments. The number of shares of common stock of the Company was determined by the market value of the shares based on the average closing price of the stock for the five business days prior to June 1, 2009, the date the Agreement was signed.

The following unaudited pro forma condensed combined statements of income for the three and nine months ended September, 2009 and 2008 are derived from the historical financial statements of the Company and Wood for the nine months ended September 30, 2009 and 2008, respectively. The assumptions, estimates and adjustments herein have been made solely for purposes of developing these pro forma combined financial statements.

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

The unaudited pro forma condensed combined income statement for the nine months ended September 30, 2009 and 2008 gives effect to the purchase of Wood’s common stock as if it had occurred on January 1, 2009 and 2008.
The unaudited pro forma condensed combined financial statements do not include any adjustments regarding liabilities incurred or cost savings achieved resulting from integration of the two companies, as management is in the process of assessing what, if any, future actions are necessary. However, additional liabilities ultimately may be recorded for other costs associated with removing redundant operations that could affect amounts in these pro forma condensed combined financial statements, and their effects may be material.

The unaudited pro forma condensed combined financial statements should be read in conjunction with the historical audited financial statements and related notes of the Company, “Management’s Discussions and Analysis or Plan of Operation” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the historical financial statements and related notes of Wood for the year ended December 31, 2008 contained in the Company’s current report on Form 8-K/A filed with the SEC on December 10, 2009. The unaudited pro forma condensed combined financial statements are not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition of Wood been completed as of the dates presented, and should not be construed as representative of the future results of operations or financial condition after such acquisition.

The purchase price is allocated as follows:

Purchase price	$6,533,511

Estimated working capital adjustment	(220,180)

6,313,331
Allocated to:

Intangible assets	(2,000,000)

Property and equipment	(1,800,000)

Deferred income taxes	1,100,000

Current assets acquired	(535,989)

Current liabilities acquired	756,169

Goodwill	$3,833,511

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

B.H.I.T. Inc. and Subsidiary
Unaudited Pro Forma Condensed Combined Income Statement
Three and Nine Months Ended September 30, 2009 and 200

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$1,277,648	$1,562,202	$3,897,576	$3,884,711
Cost of sales	838,330	1,121,511	2,621,710	2,478,152

Gross profit	439,318	440,691	1,275,866	1,406,559

Selling, general and administrative expenses	310,404	310,823	977,429	905,780
Stock based compenstation	-	-	87,500	-
Acquisition expenses for Wood Energy	100,354	-	100,354	-
Write off of expenses for acquistion not completed	508,349	355,898	508,349	355,898
Depreciation	140,000	156,667	420,000	470,000

Loss from operations	(619,789)	(382,697)	(817,766)	(325,119)

Other income (expenses):
Interest income	2,255	10,539	11,725	47,615
Interest expense	(164,161)	(143,382)	(419,396)	(430,146)

Loss before income taxes	(781,695)	(515,540)	(1,225,437)	(707,650)

Income taxes	(30,000)	(10,000)	(48,000)	(13,000)

Net loss	$(811,695)	$(525,540)	$(1,273,437)	$(720,650)

Weighted average number of shares outstanding - basic	29,171,385	29,421,385	29,249,852	29,421,385
Weighted average number of shares outstanding - diluted	37,921,385	29,421,385	37,999,852	29,421,385

Basic and diluted net loss per share of common stock	$(0.03)	$(0.02)	$(0.04)	$(0.02)

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

Pro forma adjustments are necessary to adjust amounts to reflect the debt raised and the Company’s subsequent purchase of Wood. The pro forma adjustments included in the unaudited pro forma condensed combined financial statements are as follows:

- Entries to record estimated deal costs and professional fees not already recorded.

-Entries to record interest expense, amortization of debt costs and amortization of the beneficial conversion feature on the senior secured debt and convertible debentures issued as part of this transaction. This includes debt financing consisting of (i) a five year $3,000,000 senior secured, term loan with a bank bearing interest at prime plus 5% or Libor (2.0% floor) plus 4.5%, and (ii) $1,525,000 of convertible debentures bearing interest at 10% per annum and payable in five years, less bank fees and costs of $213,812. Because the convertible debenture includes a beneficial conversion feature, $381,250 is initially classified as debt, and $1,143,750 is initially classified as equity. The debt discount is being amortized as interest expense over the five year term of the debenture.   For each 0.125% increase in the interest rate on the bank term loan, interest expense will increase $3,750 annually. A deferred tax liability for the beneficial conversion feature has been recorded as an offset to the deferred tax assets of the Company.

- Entries to adjust depreciation as a result of the change in the cost of the property and equipment to the appraised value over an estimated useful life of 5 years, and the amortization of identifiable intangible assets over an estimated useful life of 10 years. The amount of the purchase price allocated to property and equipment of $1,800,000 is based upon an independent third party appraisal. The purchase price exceeded the fair value of net assets acquired by $5,746,841, of which $2,000,000 has been allocated to identifiable intangible assets and $3,746,841 allocated to goodwill based upon preliminary estimates. The Company has not yet completed an assessment of the identifiable intangible assets.  The amount allocated to the identifiable intangible assets will be based upon an independent third party appraisal which has yet to be completed. Accordingly, the portion of the purchase price allocated to the identifiable intangible assets and goodwill may change.

- Entries to remove equipment rental and interest expense for equipment leases and debt that was paid off by the Sellers at closing.

- Entries to provide for (i) an initial deferred tax liability of $1,100,000 as a result of asset basis differences resulting from the purchase accounting entry and estimated identifiable intangible assets arising from the acquisition, and (ii) an income tax expense or benefit as a result of the transaction based upon the estimated effective tax rate for the full year.

Pro forma net income (loss) per share is based on the weighted average shares of the Company’s common stock outstanding during the period after giving effect to the shares of common stock issued to the Sellers, as if such shares were issued at the beginning of each period. Diluted earnings per share have been computed as if the convertible debentures were converted to common stock at the beginning of the period. Basic and fully diluted weighted average shares outstanding were calculated as follows:

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Basic:
Reflects the outstanding common stock of BHIT	29,249,852	26,088,051
Reflects the issuance of shares pursuant to the Agreement	-	3,333,334

	29,249,852	29,421,385

Diluted:
Reflects the outstanding common stock of BHIT	29,249,852	26,088,051
Reflects the issuance of shares pursuant to the Agreement	-	3,333,334
Reflects the conversion of convertible debentures issued	7,625,000	-
Reflects the exercise of "in the money" options	1,125,000	-

	37,999,852	29,421,385

As defined by ASC 805 “Business Combinations” acquisition related costs the acquirer incurs to effect a business combination are expensed in the period in which the costs were incurred and the services were received. As this relates to the acquisition of Wood, these costs totaled $100,354 for the nine months ended September 30, 2009.

Note 6.  Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Machinery and equipment	$1,829,500	$-
	1,829,500	-
Accumulated depreciation	(21,405)	-
	$1,808,095	$-

Prior to 2009 the Company had no property and equipment. Depreciation expense was $21,405 for the nine months ended September 30, 2009.

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

Note 7.  Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Prime plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of September 30, 2009) senior secured term loan with a bank, monthly payments of principal and accrued interest throughout the five-year term and a payment of 75% of any excess cash flow (as defined in the loan and security agreement) for the fiscal year ending 2009. For subsequent years, Wood will be required to make excess cash flow payments only if certain conditions are not met for such year. Secured by all of Wood's assets, including a pledge of outstanding stock and guaranteed by BHIT, due September 2014	$3,000,000	$-

The following is a summary of principal maturities of long-term debt as of September 30, 2009 during the next five years:

2010	$600,000
2011	600,000
2012	600,000
2013	600,000
2014	600,000
$3,000,000

In addition, the Company has two credit lines from a bank in the amounts of $500,000 and $1,500,000 for working capital and capital expenditures, respectively. Draws on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. As of September 30, 2009 approximately $430,000 was available on the working capital line.  Draws on the capital expenditures line are based on 80% of the cost of such capital assets.

Note 8.  Convertible Debentures

The Company issued $1,525,000 of convertible debentures bearing interest at 10% per annum and payable in five years. The convertible debentures are convertible into the Company’s common stock at $0.20 per share. In accordance with ASC 470 we determined that the convertible debentures had beneficial conversion features in that the embedded conversion feature was an “in-the-money” issuance. Therefore the embedded beneficial conversion feature present in the convertible debentures was valued separately at issuance. The convertible debentures meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is fixed. Therefore, the conversion feature qualifies for equity classification.

The convertible debentures, which expire five years after issuance, were assigned an initial value of $381,250, estimated based on the intrinsic value of the beneficial conversion feature. The amount allocated as a discount on the convertible debentures for the value of the conversion option will be amortized to interest expense, using the effective interest method, over the term of the convertible debentures. A total of $14,770 was expensed for the nine months ended September 30, 2009. A deferred tax liability for the beneficial conversion feature has been recorded as an offset to the deferred tax assets of BHIT.

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

The convertible debenture liability is as follows at September 30, 2009:

Convertible debentures payable	$1,525,000
Less: unamortized discount on debentures	(1,128,980)

Convertible debentures, net	$396,020

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers that provide for the issuance of a total of 3,000,000 shares of common stock for serving on the Company’s Board of Directors and as officers. As of September 30, 2009 the options activity is as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining	Intrinsic
Date of Grant	of Shares	per Share	Contractual Life	Value
March 2, 2007	1,000,000	$0.15	.4 years	$230,000
October 23, 2007	1,000,000	0.35	1.0 years	30,000
November 14, 2008	125,000	0.30	2.0 years	10,000
November 19, 2008	(125,000)	0.35	Cancelled	(3,750)
December 16, 2008	125,000	0.22	2.1 years	20,000
June 1, 2009	875,000	0.35	4.7 years	26,250

Outstanding, September 30, 2009	3,000,000	$0.27	2.0 years	$312,500

The number of options issued and the grant dates were determined at the discretion of the Company’s Board. The options vested at the date of grant, and are exercisable for a period not to exceed five years from the date of grant. No options were exercised during the nine months ended September 30, 2009.

The stock options are not considered in calculating diluted earnings per share because there effect would be anti-dilutive due to the Company’s losses.

The fair values of the stock options issued during 2009 have been estimated using the Black-Scholes method, whereby the valuation model takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. Management has determined that the June 1, 2009 options have a value of $0.10 per share ($87,500 in total), which has been recorded as compensation expense during the nine months ended September 30, 2009.

Expected volatility rate was estimated using the average volatility rates of seven public companies in the railroad industry. The expected lives of the options represents the period that the options granted are expected to be outstanding. The risk free rate is based on the yield curve of a zero coupon U.S. Treasury bond over the term of the expected life. The Company does not expect to pay a dividend on common stock. The weighted average assumptions used in the option-pricing models during 2009 were as follows:

Risk free interest rate	2.55%
Expected life (years)	5
Expected volatility	27.00%
Dividend yield	0

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

Note 10. Stockholders’ Equity

On March 26, 2009, the Company purchased an aggregate of 250,000 shares of its common stock in a non-market transaction. The treasury shares were purchased at a price of $0.25 per share (the market price on the day of the transaction) for a total of $62,500.

On September 4, 2009 the Company issued 3,333,334 shares of its common stock in connection with the acquisition of Wood. The shares were valued at $1,166,667, the fair market value of the stock on the date of issuance.

Note 11. Income Taxes

The Company reported a $30,000 tax expense for the nine months ended September 30, 2009 for income taxes related to uncertain tax positions indentified in ASC 740. The Company reported no tax expense or benefit for the nine months ended September 30 2008 due to the net operating losses incurred during the period and a valuation allowance established against 100% of the Company’s deferred tax assets.

Our Federal net operating loss (“NOL”) carryforward balance as of December 31, 2008 was $2,684,645. Our NOL carryforwards are scheduled to expire between 2009 and 2028. NOL utilization may be subject to a limitation contained in Internal Revenue Code Section 382. The purchase of common stock from Summa (a former significant shareholder) in 2000 and subsequent stock issuances may have substantially limited or eliminated the opportunity to utilize our NOL carryforwards. The Company is evaluating the effects of this limitation.

Management has assessed the realization of the net deferred tax assets and has determined that it is more likely than not that the deferred tax assets for BHIT’s net operating loss carryforwards will not be realized. Due to the uncertainty of their realization, a valuation allowance of 100% continues to be provided against those net operating loss carryforwards.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2006 and subsequent. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize an increase in the liability for uncertain tax positions.

As of September 30, 2009, the balance in unrecognized tax benefits increased to approximately $40,200.  The increase is a result of management’s assessment that certain positions taken no longer meet the more likely than not criteria established in ASC 740.  If these unrecognized tax benefits are ultimately recognized, they will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions, including the state of Missouri. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2006.

B.H.I.T.  Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009

Note 12. Major Customer

The Company conducted 70% of its operations under a contract with one major customer and 15% of its operations under a contract with another major customer for the nine ended September 30, 2009. The Company had no operations for the nine months ended September 30, 2008.

Note 13. Contingencies

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

We had originally placed $60,000 in a purchase money escrow for the acquisition. On September 30, 2008, we placed an additional $290,000 in the escrow and paid Colo $50,000 for the option to extend the proposed closing date of the acquisition. Colo and Iron Rail demanded payment of the $350,000 in escrow in connection with the termination of the purchase agreement. We authorized the distribution of $10,000 of the escrow to Iron Rail on October 31, 2008, but because of the nature of the circumstances surrounding the termination of the acquisition we disputed that Colo and Iron Rail were entitled to the remaining $340,000. On November 18, 2008, Colo and Iron Rail instituted arbitration proceedings before the American Arbitration Association under the terms of the escrow agreement against BHIT and the escrow agent to obtain the remaining contents of the escrow in an action captioned L.A. Colo, LLC and Iron Rail Group LLC v. B.H.I.T. Inc. and Kohrman Jackson & Krantz PLL. The parties had a binding arbitration in July 2009 to resolve this matter. As a result of the arbitration BHIT is required to disburse the escrow proceeds to Colo as well as pay interest and legal costs. The Company recorded a write-off totaling $508,349, which expense is included in writeoff of acquisition expenses for the nine months ended September 30, 2009.

Note 14. Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2009 up through December 15, 2009, the date the Company issued these consolidated financial statements.