Form 10-K
period 2009-12-31
Banyan Rail Services Inc.
filed 2010-04-15
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from __________ to __________

Commission file number: 1-9043

Banyan Rail Services Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 342-W, Boca Raton, Florida 33431

(Address of principal executive offices)

561-997-7775

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                           Accelerated Filer ☐

Non-accelerated filer ☐                                                               Smaller Reporting Company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $7,371,462 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  3,017,138 shares of common stock, $0.01 par value per share, as of April 9, 2010.

PART I

As used in this report, all references to “Banyan,” the “Company,” “we,” “our” and “us” for periods prior to the closing of the acquisition of The Wood Energy Group, Inc. (“Wood Energy”) refer to Banyan Rail Services Inc. (formerly B.H.I.T. Inc.), and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the acquisition refer to Banyan Rail Services Inc. and its wholly-owned subsidiary, Wood Energy.

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in our prospects and strategies, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include our ability to:

•	successfully operate Wood Energy;

•	maintain our relationships with Class I railroads;

•	execute our acquisition/expansion plan by identifying and acquiring additional operating companies;

•	obtain appropriate financing to complete potential acquisitions;

•	generate adequate revenue to service our debt; and

•	comply with SEC regulations and filing requirements applicable to us as a public company.

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in the Company.

Item 1.      Business.

On September 4, 2009, we completed the acquisition of all of the issued and outstanding stock of The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal.  The purchase price was $6,169,036, consisting of $5,002,369 in cash (after giving effect to the finalization of the working capital adjustment) and $1,166,667 in shares of common stock of Banyan, or 333,334 shares (after giving effect to the Company’s recent reverse stock split).  Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments. Our management team continues to investigate acquisition opportunities and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses, but may explore potential acquisitions in other industries as well.

Wood Energy, headquartered in St. Louis, Missouri, is one of the nation’s largest railroad tie recovery/energy generation companies.  Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $401.4 million) and industrial customers.  Prior to 2001, Wood Energy’s founder Greg Smith provided the same services through Wood Waste Energy, Inc., a company he founded in 1991, built into the largest railroad tie recovery business in the U.S., and sold in 1999.  We operate primarily in Texas, Louisiana and Mississippi.

Our services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape tie market or having the ties ground to create chipped wood for sale as biomass fuel to the co-generation market.  In 2009, we picked up over 1,030,000 railroad ties, 73% of which were used by the co-generation market, 22% for the landscape market and 5% went to landfill.  We believe our strengths include:

•	A proven senior management team;
•	Long-term contracts that provide a stable and consistent revenue stream;

•	An efficient and profitable operating methodology;
•	Management personnel with the expertise to grow the alternative fuel segment of the business;
•	The pursuit of roll-ups of other North American railroad tie pick-up companies, which present a significant opportunity for long-term growth; and
•	Creating economies of scale through regional expansion.

Revenue Sources

Currently, the Company has four sources of revenue:

•	Railroad Tie Pick-Up – the Company charges Class I railroads for picking up and recovering spent railroad ties from their tracks;
•	Railroad Tie Disposal – the Company sells scrap railroad ties for grinding as a biomass fuel source;
•	Landscape Ties – the Company sells higher-quality reclaimed railroad ties to wholesale landscape companies; and
•	Wood Products – processing wood products for co-generation markets as biomass fuel.

We have a contract expiring in 2014 with Union Pacific Corporation, a Class I railroad, to pick up scrap railroad ties in Texas and Louisiana, and dispose of the majority of such railroad ties at International Paper Company plants in Louisiana. In 2009, Union Pacific and International Paper accounted for approximately 71% and 6% of our revenue, respectively.

The Railroad Tie Recovery/Energy Generation Industry

There are approximately 15 rail tie recovery companies in North America with total industry revenue of approximately $65-75 million.  Each company operates within specific geographic regions and each has Class I railroads as its major customers.

Income can be generated from the rail ties that are recovered by:

•	Grinding and selling rail ties to co-generation plants and utilities for use as alternative fuel;
•	Re-selling rail ties for use in the landscape industry; and
•	Selling ties that are reconditioned back to the railroads for re-use.

The income potential from these revenue sources is increased by certain barriers to entry that exist in the rail tie recovery industry.  Class I railroads require that contractors have experience and reliability in disposing non-usable railroad ties through co-generation.

The U.S. Railroad Industry and Increased Tie Replacement

U.S. railroads operate over 139,000 miles of track, and generated $63 billion in revenues in 2008.  In the U.S., railroads account for more than 42% of all freight transportation by volume — more than trucks, boats, barges or planes. U.S. freight railroads are the world’s busiest, moving more freight than any rail system in any other country.  North American railroads move more than four times as much freight as do all of Western Europe’s freight railroads combined.

Due to high levels of railroad traffic and the increased maximum weight limit of rail cars to 286,000 pounds, Class I railroads, regional railroads and short line railroads continue to maintain and repair their infrastructure to ensure safe operation of their railways.  Demand for outsourcing of railroad maintenance services is expected to increase due to increased union labor costs as well as an aging population of railroad workers.

Further, over the past five years, the increase of the maximum weight limit and increased traffic has accelerated wear and tear of railroad infrastructure, increasing the need for tie replacement. The nation’s railroads have struggled to keep pace with the resulting growth of maintenance needs due to the tremendous cost of qualified personnel and equipment.  Track maintenance is capital intensive and requires skilled personnel, resulting in railroads turning to independent contractors to provide tie recovery services.

In 2008, Class I railroads replaced over 15 million rail ties.  Over the next five years, they are expected to replace over 80 million ties.

Railroad Ties as Biomass Fuel Source

Chipped railroad ties are a viable source of biomass fuel for industrial plants and utilities.  Historically, we have sold ties to a third party for grinding. We recently purchased railroad tie grinding equipment to more fully integrate our operations by allowing us to grind the railroad ties in-house. Now we are able to sell chipped ties directly to co-generation plants at a higher price than we have received by selling to third party processors, increasing our margin on this portion of our business, although we also continue to sell ties to third party processors for the co-generation industry.

Three areas where railroad ties provide significant advantages as a biomass fuel source include:

•	In the burn process:
-	Burning ties increases combustion efficiency and produces less ash
-	Composition of shredded railroad ties allows for higher burn rates
-	Creosote-treated ties burn cleaner than untreated wood

•	Environmental impact:
-	Life cycle of treated wood ties is “carbon neutral”
-
Utilizing railroad ties for fuel results in fewer ties being placed into landfill, where the ties’ carbon will be biologically converted into methane, a gas with 21 times the global warming potency of CO2

-	using chipped wood railroad ties has been classified as a “green” environmental alternative

•	Compared to other fuel sources:
-	Every two tons of treated wood ties used to generate electricity replace one ton of coal or 90 gallons of oil (18 ties equal one ton)
-	Railroad ties have a higher BTU value (7,500-10,000) compared to untreated wood (3,500)
-	Ties have less moisture (12-26%) compared to fresh cut wood (40-60%)
-	Railroad ties cost less than natural gas to generate energy

Growth Opportunities

We believe Wood Energy has significant growth opportunities over the next several years, including:

-	Expanding use of railroad ties as an alternative fuel and energy source,
-	Investing in new tie grinding equipment, thus reducing outsourcing and increasing margins,
-	Recovering other wood products that grinding equipment can accept such as telephone poles, bridge timbers and pallets,
-	Adding new business with Class I railroads by expanding our service area,
-	Providing ancillary services such as rail car cleaning, and
-	Providing tie recovery service to short line railroads in addition to the Class I railroads we already service.

-	Acquiring competitor tie recovery businesses and consolidating management teams,
-	Expanding service capabilities of existing companies, particularly with respect to alternative fuel, and
-	Expanding our customer base by increasing the number of services we offer and entering new geographic markets.

Project Management

The Company’s business model focuses on efficient operations and improved profit margins. Information flow between on-site employees and management personnel is critical to achieve goals assigned for each project and complete projects efficiently and effectively. Daily information flow provides management an accurate view of productivity of each project so that our costs can be closely monitored, and helps us effectively manage our projects.

Staffing

Railroad professionals are the core of our company. Experienced managers and supervisors are critical to success in our industry, as are skilled equipment operators and laborers. Many of our employees have worked for us for many years. Our personnel are assembled into crews of various sizes depending on the needs of a given project, and the crews have specific goals and incentives tailored to the project which support safety, quality, productivity and profitability goals.  As of December 31, 2009, we had 21 employees. Our current infrastructure is capable of handling up to 1.5 million railroad ties each year.

Competition

There are approximately 15 rail tie recovery companies in North America with total industry revenue of approximately $65-75 million.  Each company operates within specific limited geographic region and each has Class I railroads as its major customers.  Competitors in the tie recovery market include Wood Waste Energy, Shade Railroad Services and Recycle Technologies International, Inc.

Government Regulation

Our operations are subject to federal, state and local regulation under transportation laws and environmental laws.  Our operations may be subject to various regulations of the Surface Transportation Board, the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, Federal Environmental Protection Agency, state departments of transportation and other state and local regulatory agencies.  Because the FRA regulates railroad safety and equipment standards, its regulations affect certain aspects of our business operations and the services we provide, including worker safety.  For example, the FRA promulgated the Roadway Worker Protection Rules, which apply to rail contractors and establish certain safety criteria that must be complied with on rail projects.  At this time, we believe we are substantially in compliance with regulations applicable to our business.

Government Initiatives

Last year the U.S. House passed the American Clean Energy and Security Act of 2009 (H.R. 2454) which requires electrical suppliers to procure a certain percentage of electricity from renewable energy sources. The bill includes biomass fuel and/or cogeneration plants. The Treated Wood Council has petitioned the U.S. Senate to include treated wood waste as biomass fuel.

In 2008, the Texas legislature passed House Bill 1090 (HB-1090), which provides incentives through a grant program at the Texas Department of Agriculture for the delivery of agricultural and wood waste material to facilities that generate electricity through the use of biomass.  Producers of qualified biomass that deliver the material to a biomass power plant in Texas receive $20 a dry ton.  A qualified biomass power facility placed in service after August 31, 2009 can receive up to $6.0 million in reimbursements from the Department of Agriculture.

Seasonality

Because we generally operate in warm weather states, our business is not seasonal.

Employees

As of December 31, 2009, we had 21 full time employees, none of which are members of a union.  We plan to add additional personnel as our operations infrastructure dictates.

Recent Events

Changes to Our Board of Directors

On January 4, 2010, we increased the number of directors on our board from four to five and appointed Donald D. Redfearn as a director.  For more information about Mr. Redfearn, please turn to “Directors and Executive Officers” on page 22.  Director Harvey J. Polly retired from the board on February 1, 2010 to focus on personal matters.

Amendments to Our Certificate of Incorporation

On January 4, 2010, we amended our certificate of incorporation with the State of Delaware to change our name to Banyan Rail Services Inc.  We also increased our authorized capital stock to 76.0 million shares consisting of 75.0 million shares of common stock and 1.0 million shares of blank check preferred stock.  For more information regarding our common stock, see the section of this report captioned Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  In connection with the name change, we changed the trading symbol for our common stock to BARA.OB on the Over-the-Counter Bulletin Board. On February 1, 2010, we filed a certificate of designation with the State of Delaware designating 20,000 shares of our blank check preferred stock as Series A Preferred Stock, par value $.01 per share (the “Preferred Stock”).

Exchange of Debentures into Shares of Preferred Stock and Issuance of Additional Preferred Stock

In order to raise additional capital for our acquisition of Wood Energy, we conducted a private placement of Series A Convertible Debentures (the “Debentures”).  The Debentures bore interest at the rate of 10%, payable semi-annually.  Each Debenture was convertible at the holder’s option into shares of common stock of Banyan at a conversion price of $2.00 per share, subject to customary adjustments for any future stock dividends, stock splits and certain reorganizations and recapitalizations.   Also, we agreed that if we conduct a registered offering of securities following the private placement, we would register the shares of common stock underlying the Debentures at the request of the holders of these shares.  Through this private placement, we issued Debentures in the aggregate principal amount of $1,525,000 on September 4, 2009.

Effective January 1, 2010, all of the holders of the Debentures exchanged their Debentures for 15,250 shares of Preferred Stock. Similar to the Debentures, the Preferred Stock pays cash dividends at the rate of 10%, payable semi-annually, and each share of Preferred Stock is convertible at the holder’s option into shares of common stock of Banyan at a conversion price of $2.00 per share, subject to customary adjustments for any future stock dividends, stock splits and certain reorganizations and recapitalizations.   Also, we agreed that if we conduct a registered offering of securities, we will register the shares of common stock underlying the Preferred Stock at the request of the holders of these shares. There is no requirement for the Company to redeem the Preferred Stock at any time.

In February 2010, the Company sold an additional 2,725 shares of Preferred Stock in a private placement for aggregate proceeds of $272,500. The proceeds from the sale of Preferred Stock were used for working capital purposes.

Reverse Stock Split

In April 2010 the Company effectuated a 1-for-10 reverse stock split pursuant to which each stockholder received one share of common stock for every ten shares owned prior to the reverse split. All share and per share amounts in this Annual Report on Form 10-K have been adjusted retroactively to reflect this reverse stock split.

Our History Prior to Acquiring Wood Energy

The Company was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties. From 1989 to 1992 we experienced severe losses as a result of a decline in real estate values and the resulting defaults on the mortgages we held.  The Company was reorganized as a Delaware corporation in 1987, changed its name to B.H.I.T. Inc. in 1998, and again changed its name to Banyan Rail Services Inc. in 2010.

On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time, Summa Holdings, Inc. As a result of the transaction, James Benenson, Jr. and John V. Curci each resigned as directors and officers of the Company and new directors were appointed to fill vacancies in the board.

Because members of our new management team have experience with the railroad industry, we began investigating acquisitions of companies in the rail industry.  In the spring of 2009, we entered negotiations with the owners of Wood Energy to acquire the company. As a result of the acquisition of Wood Energy, we are no longer a shell company and are now engaged in the business of railroad tie reclamation and disposal.  On January 4, 2010, we changed our name to Banyan Rail Services Inc. to reflect our new business.

Item 1A.     Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, and the risks described below are not the only ones we will face.  The risks below are intended to reflect the material risks that are specific to our Company, to our industry and to companies that seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

Risks Relating to Our Business

We depend upon a limited number of customers and contracts to generate revenue, and this concentration of customers and contracts may expose us to heightened financial exposure.

Our business is a service business, and our revenue is generated from a limited number of customers.  For instance, in 2009 and 2008 we derived 71% and 70% of our revenue, respectively, from services performed for Union Pacific, and we anticipate deriving a similar percentage of our revenue from Union Pacific in 2010.  Although we have long-term agreements and relationships with that customer and certain other customers, the agreements may be terminated on short notice.  Thus, our concentration of customers and contracts exposes us to greater financial risk than businesses with a broader customer base.  A significant reduction in the number of contracts or the loss of a customer would have a material adverse effect on our business, financial condition and results of operations.  In addition, we rely on timely and regular payments from our customers on ordinary course business terms. The failure of our customers to pay on ordinary course business terms may also have a material adverse effect on our business, financial condition and results of operations.

Our business is competitive and, as a service business, is based largely on long-term contracts and personal relationships, which makes it difficult for us to obtain new customers and contracts.

The rail tie disposal and reclamation industry is competitive.  Most companies have long-term contracts and long-standing relationships with their customers, which makes obtaining new business difficult.  If we are unable to obtain new customers and contracts and expand into other geographic markets, growth of revenue and profitability could be slow or non-existent.

We depend heavily upon highly skilled and knowledgeable management personnel.

The railroad construction, rehabilitation and maintenance industry is a highly specialized one; therefore we depend significantly upon key management personnel.  We cannot guarantee that these employees will not choose to terminate their employment.  Similarly, we cannot guarantee that employees with employment agreements can be renegotiated upon expiration or that skilled individuals can be found to replace these employees.  The loss of the services of one or more of these employees before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to substantial environmental and other government regulation, and failure to comply with these laws and obtain necessary permits and approvals could adversely affect our operations.

Our operations are subject to federal, state and local regulation under transportation laws and environmental laws, and sometimes require us to obtain permits or other approvals.  Our operations may be significantly affected by regulations of the Federal Railroad Administration (FRA), and may also be affected by regulations of the Surface Transportation Board, the Occupational Safety and Health Administration, state departments of transportation and other federal, state and local regulatory agencies.  Our grinding and disposal operations may also be affected by environmental laws and regulations regarding emissions, handling, storage, transportation and disposal of waste and hazardous chemicals, soil contamination and groundwater contamination.  Our business operations sometimes necessitate the use of hazardous chemicals.  Liability can arise from the use of these materials, and claims may be asserted from third parties and even our own customers and employees.  We could incur significant costs from such claims as well as ongoing costs associated with mere environmental regulatory compliance.  Although we believe that we materially comply with all of the various regulations applicable to our business and obtain all necessary regulatory permits and approvals, a change in regulations or a failure or delay in obtaining a necessary permit or approval could cause us to incur significant additional costs or suffer a decrease in revenue or profitability.

Our business is inherently dangerous for our employees, requiring us to consistently incur costs to minimize our potential liability exposure.

We operate a labor-intensive service business where our employees are regularly subjected to dangerous conditions.  We consistently incur costs to mitigate these dangers and risks, including but not limited to safety training and payment of workers’ compensation premiums.  We cannot guarantee that these measures, or others taken by us, will successfully prevent accidents and the potentially substantial losses that can result from accidents.

Our future growth is dependent upon many factors, some of which are not within our control, such as whether demand for ties will increase as a “green” energy source.

Growing our business will require us to attract new customers and contracts while expanding our workforce to accommodate their needs.  However, the level of demand for ties is largely beyond our control, and depends on whether shredded ties will, in the future, be perceived as a biomass or “green” energy source.  Even if we are successful in obtaining new business, we cannot guarantee that we will be able to manage cash flow sufficiently to expand our supplies and workforce to accommodate our new business, nor can we guarantee that we will be able to maintain high-quality services to our customers if we are faced with rapid growth.  In short, because we operate a labor-intensive service business in a “niche” industry, future growth must be carefully managed and sought at an achievable rate.

Changes in technology may have a material adverse effect on our profitability.

Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of wood waste or produce power.  It is possible that advances in these or other technologies will reduce the cost of wood waste disposal technologies to a level below our costs.  Furthermore, increased conservation efforts could reduce the demand for power or reduce the value of our services. Any of these changes could have a material adverse effect on our revenues and profitability.

Risks Relating to Our Company

We financed a substantial portion of the purchase price for the acquisition of Wood Energy, and we recently obtained credit lines for working capital and capital expenditure needs, all of which may decrease our profitability and cash flow, and increase our leverage.

We borrowed $3.0 million of the $5.0 million cash portion of the purchase price for Wood Energy, and we obtained credit lines in the aggregate amount of $2.0 million.  For additional capital for the acquisition, we also issued Debentures in the amount of $1,525,000 which were subsequently converted into shares of Preferred Stock in 2010.  Although investments in leveraged companies offer the opportunity for capital appreciation, leveraged investments also involve a high degree of risk.  The amount of our debt outstanding from time to time could have important consequences for us and our investors.  For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, acquisitions, redevelopments and other appropriate business development opportunities that may arise in the future,

•	make it difficult to satisfy our debt service requirements,

•
limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, including a downturn in business or the general economy, and

•	limit our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control.  There can be no assurance that our business will generate sufficient cash flow from operations to service our debt or meet our other cash needs.  If we are unable to generate this cash flow from our business, we may be required to refinance all or a portion of our existing debt or obtain additional financing from our lender to meet our debt obligations and other cash needs.  We cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms that we would find acceptable, and failure to pay or refinance our debt could result in the acceleration of our debt and foreclosure of substantially all of our assets.

Our primary asset is Wood Energy, and our credit facilities include financial covenants that limit our ability to obtain cash distributions from Wood Energy, limiting our operating activities and results of operations.

We are a holding company with no direct operations and our principal asset is our stock of Wood Energy.  Wood Energy is legally distinct from Banyan, and our ability to obtain distributions from Wood Energy by way of dividends, interest or other payments (including intercompany loans) is subject to restrictions imposed by our term loan and credit facilities (under which Wood Energy is the borrower and Banyan is a guarantor), such as:

•
Wood Energy was permitted to distribute no more than $50,000 in management fees to us during the 2009 calendar year, and “reasonable amounts” in future years, and any other transactions between us and Wood Energy  (or between Wood Energy and any related party) must be arm’s length transactions,

•
We must ensure that Wood Energy meets certain financial tests on a quarterly basis, including loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As described on page 18, we included certain add-backs in calculating these covenants for the period ended December 31, 2009, with which the bank concurred and accepted for purpose of determining compliance at that date.

•	If certain equipment is sold in the ordinary course of business, the sale proceeds must be used to reduce debt unless they are used to purchase replacement equipment,

•	We may not cause Wood Energy to invest in, acquire assets of, or merge or consolidate with, other companies, and

•	We may not cause Wood Energy to grant liens, incur additional indebtedness or contingent obligations or obtain additional financing.

These covenants place constraints on our business and may adversely affect our growth, earnings, cash flow, liquidity and financial condition.  Further, we may be required to comply with additional covenants.  Failure to comply with financial covenants may result in the acceleration of the debt and foreclosure of Wood Energy’s assets, which would have a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

Our performance depends substantially on the experience and judgment of our management team.

Our executive officers and directors are responsible for making critical decisions regarding our business and strategies.  Our stockholders will not be entitled to vote on day-to-day operating decisions or even many significant transactions, such as whether or not to acquire new assets or businesses and on what terms.  Poor execution on the part of our management team would adversely affect our business and financial condition.

If we are unable to hire additional qualified personnel, including members of senior management, our ability to grow our business may be affected.

We currently have a small management team. Our failure to attract competent and qualified personnel would have a material adverse effect on our operations.  We will need to hire qualified personnel with expertise in the railroad construction industry to implement our business plan and to operate companies we acquire.  Attracting and retaining qualified and competent personnel in a timely manner will be critical to our success.  We compete for qualified individuals with numerous other companies.  Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful.  In addition, the loss of a key member of our management team could negatively impact our Company, and we carry no key-man life insurance for our executive officers or members of senior management.

We may need to raise additional capital, which may not be available to us and may limit our operations or growth.

We may need additional capital to fund the implementation of our business plan. We cannot assure you that any necessary subsequent financing will be successful.  Our future liquidity and capital requirements are difficult to predict as they depend upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire.  We may need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities.  We cannot be certain that we will be able to obtain additional financing on favorable terms or at all.  If we are unable to raise needed capital, our growth and operations may be impeded.  In addition, if we raise capital by selling additional shares of stock, your percentage ownership in Banyan will be diluted.

We may not be able to successfully acquire or integrate new business.

We face a variety of risks associated with acquiring and integrating new business operations, including Wood Energy.  The growth and success of our business will depend to a significant extent on our ability to acquire and operate new assets or businesses.  We may compete with companies that have significantly greater resources than we do for potential acquisition candidates.  We cannot provide assurance that we will be able to:

•	identify suitable acquisition candidates or opportunities,

•	acquire assets or business operations on commercially acceptable terms,

•	obtain financing necessary to complete an acquisition on reasonable terms or at all,

•	manage effectively the operations of Wood Energy or other acquired businesses, or

•	achieve our operating and growth strategies with respect to the acquired assets or businesses.

Our management and operation of Wood Energy and of other businesses that we acquire in the future could involve unforeseen difficulties, which could have a material adverse affect on our business, financial condition, and operating results.

Our directors and officers own a significant interest in Banyan.

Our directors and officers, together with Greg Smith and Andy Lewis who serve as president and vice president of our operating subsidiary, control 32.5% of our outstanding shares (45.1% if they exercised their options and converted their shares of Preferred Stock). Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board.  This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices.

If the value of our intangible assets is materially impaired, our financial condition, results of operations and stockholders’ equity could be materially adversely affected.

Due largely to our acquisition of Wood Energy and the nature of our operations as a service business, goodwill and other intangible assets represent a substantial portion of our assets.  If we make additional acquisitions, it is likely that we will record additional intangible assets on our books.  We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary.  Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our financial condition, results of operations and stockholders’ equity in the period in which the impairment occurs.

As of December 31, 2009, management determined that our disclosure controls and procedures and internal control over financial reporting were ineffective due to material weaknesses in our internal control over financial reporting following our acquisition of Wood Energy.

Our internal controls and operations are subject to extensive SEC regulation and reporting obligations.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

The Company acquired The Wood Energy Group, Inc. (“Wood Energy”) in September 2009. The Company’s management began to integrate Wood Energy into the Company, and enhance the internal controls structure and policies and procedures surrounding financial reporting. As of December 31, 2009, all of these enhancements had not been finalized, specifically the recording of deferred revenues and costs associated with projects in process and timely reconciliation of certain balance sheet accounts.  Further, the Company was in need of an additional resource to handle the increase in business activities, and resulting GAAP financial statement and SEC reporting requirements, as a result of the recent acquisition.

Accordingly, the Company’s management determined that as of December 31, 2009, our disclosure controls and procedures and internal control over financial reporting were ineffective due to material weaknesses in our internal control over financial reporting following our acquisition of Wood Energy. Although we believe that we have addressed the material weaknesses in our internal controls, we cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act.  Our failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could impair our ability to accurately report our financial results or prevent fraud, harm our operating results, or cause us to fail to meet our reporting obligations.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Current state of debt markets could have a material adverse impact on our earnings and financial condition.

The commercial debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our business plan.  This may result in our generating lower overall economic returns and potentially reducing cash flow available for business operations and business development.

Risks Relating to Our Shares

Directors’ options and outstanding convertible preferred stock may depress the price of our common stock.

As a result of the private placement and subsequent issuances of Preferred Stock in February 2010, there are shares of Preferred Stock to purchase as many as 898,750 shares of our common stock for $2.00 per share.  In addition, as of December 31, 2009 we have issued options to purchase 300,000 shares to our directors as compensation for serving on the board at prices ranging from $1.50 to $3.50 a share.  If the directors’ options are exercised or the shares of Preferred Stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of Preferred Stock or the exercise of options could depress the price of our stock if there isn’t enough demand for the shares in the market.  Even if the shares of Preferred Stock are not converted, the large number of shares issuable upon conversion of the Preferred Stock could cause on overhang on the market and prevent the market price of our stock from rising above the Preferred Stock conversion price of $2.00.

If you invest in Banyan, you may experience substantial dilution and the market price of our shares may decrease.

In the event we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities. In addition, as part of its recruitment process and in connection with our efforts to attract and retain employees and directors, we may offer stock options, restricted shares or other types of equity-based incentives to its future employees and directors.  The Company’s issuance of equity-based incentives to new hires, especially senior management and directors, may be substantial and you may suffer significant dilution as a result of such issuances.  Also, we agreed that if we conduct a registered offering of securities, we will register the shares of common stock issued to the sellers of Wood Energy and underlying the convertible securities issued in connection with our acquisition of Wood Energy.   Further, although shares of common stock issued to the sellers and to be issued upon conversion of our Preferred Stock will be “restricted” securities under the Securities Act of 1933 prior to any registration statement being filed and being declared effective by the SEC, they may nonetheless be sold prior to that time in reliance on registration exemptions contained in Rule 144 of the Securities Act, subject to certain resale restrictions imposed by Rule 144.  Such issuances and sales may also depress the market price of our shares.

Our common stock may be considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price for our common stock has been below $5.00 per share and so long as our stock trades for less than $5.00 per share, it will be considered a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

You may not be able to sell your shares because there is a limited market for our stock.

Although our common stock is traded on the OTCBB, because we have had no significant business operations for several years, currently there is limited trading volume in our stock and there may be very limited demand for it as well. As a result, it may be difficult for you to sell our common stock despite the fact it is traded on the OTCBB.

Our Preferred Stock could adversely affect the holders of our common stock.

We have issued 17,975 shares of Preferred Stock and, pursuant to our certificate of incorporation, our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the Preferred Stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our Preferred Stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock.

We do not intend to pay any cash dividends on our stock.

We do not anticipate paying any cash dividends on our stock in the foreseeable future. The payment of cash dividends depends on our future earnings, financial condition and other business and economic factors that our board of directors may consider relevant. Additionally, our credit facilities prohibit Wood Energy from paying dividends to Banyan without our senior lender’s consent, and limits the amount of management fees Wood Energy may pay to Banyan.  Wood Energy may pay “reasonable amounts” of management fees in future years.  These restrictions on Wood Energy make the payment of dividends by Banyan to its shareholders unlikely.  Because we do not intend to pay cash dividends, the only return on your investment may be limited to the market price of the shares.

Item 2.      Properties.

We do not own any real property. We lease executive office space from an unrelated third party in St. Louis for $1,250 per month. We also lease property for our wood grinding operation from an unrelated third party on a year-to-year basis for $3,000 per month. In addition, we lease office space and receive office services from Patriot Rail Corp., a company related by certain common management, for a fixed amount of $5,000 per month.

Item 3.      Legal Proceedings.

We are not aware of any pending legal proceedings involving Banyan or Wood Energy other than litigation arising in the ordinary course of business.  We believe the outcome of the litigation will not have a material adverse effect on our financial condition, cash flows or results of operations.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “BARA.OB” (formerly “BHIT.OB”).  The last reported sale price on April 9, 2010 was $3.50 per share.  The following table lists the high and low closing sale prices of our stock during 2009 and 2008 as reported on OTCBB.  These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  In addition, the sale prices have been adjusted for our recent 1-for-10 reverse stock split.

	Fiscal Year Ending
	December 31, 2009		2008
	High	Low	High	Low
Fourth Quarter	$3.00	$2.50	$4.20	$1.70
Third Quarter	$4.30	$2.80	$6.00	$2.50
Second Quarter	$4.00	$2.80	$5.40	$2.60
First Quarter	$3.00	$1.70	$5.10	$1.60

There were approximately 1,790 stockholders of record of Banyan’s common stock as of April 9, 2010. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

Common Stock

As of December 31, 2009, our certificate of incorporation provided that we were authorized to issue 75.0 million shares of common stock, par value $0.01 per share.  On January 4, 2010, we amended our certificate of incorporation with the State of Delaware to increase our authorized capital stock to 76.0 million shares consisting of 75.0 million shares of common stock and 1.0 million shares of blank check preferred stock.  The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors.  Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions.  Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts and other liabilities.

Our certificate of incorporation also limits the number of shares that may be held by any one person or entity.  No person or entity may directly or indirectly acquire shares if it would cause the person or entity to be:

(1)	treated as a 5% shareholder within the meaning of Section 382 of the Internal Revenue Code, which relates to net operating losses (NOLs) and limitations on a company’s ability to utilize them,

(2)	treated as a holder of shares in an amount that could otherwise result in a limitation on our use of, or a loss of, NOLs, or

(3)	the beneficial owner (as defined under Rule 13d-3 of the Securities Exchange Act of 1934) of more than 4.5% of our outstanding shares.

Our board may, at its option, exempt a shareholder from the foregoing limitations if such shareholder can provide evidence to assure the board that no NOLs will be lost or limited by such exemption or the board determines such exemption is in the best interests of Banyan.

In April 2010, the Company effectuated a 1-for-10 reverse stock split pursuant to which each stockholder received one share of common stock for every ten shares owned prior to the reverse split. All share and per share amounts in this Annual Report on Form 10-K have been adjusted retroactively to reflect this reverse stock split.

Dividends

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our common stock.  Even if we did not intend to reinvest our earnings, our credit facilities prohibit Wood Energy from paying dividends to Banyan without our senior lender’s consent and limits the amount of management fees Wood Energy may pay to Banyan.  Wood Energy was permitted to pay management fees of no more than $50,000 to us during the 2009 calendar year and may pay “reasonable amounts” in future years.  These restrictions on Wood Energy make the payment of dividends by Banyan to its common shareholders unlikely.

Stock Options

In 2008 and 2009, we issued compensatory stock options to certain members of our Board of Directors and management exercisable for 3 to 5 years from the date of grant.   As of December 31, 2009, 312,500 stock options had been issued, of which 12,500 options were cancelled, and 75,000 had been exercised.  For further information on stock options issued, see Item 11 “Executive Compensation.”

Item 6.      Selected Financial Data.

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See “ Forward-Looking Statements .”

Overview

Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments. Upon the acquisition of Wood Energy on September 4, 2009, we became a railroad tie reclamation and disposal company. We operate primarily in Texas, Louisiana and Mississippi, and we employ 21 people.  Our contractual relationships are generally long term, lasting several years, but specific tasks are often completed within 90 days. Accordingly, we utilize the completed contract method of accounting for revenue recognition.  We recognize revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under our contracts, which is when we consider amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured). Billings related to the services for which contracts have not been completed are recorded as deferred revenue. Direct costs, including payroll, fuel, equipment rental, trucking expense and steel strapping costs that are related to the pick-up and disposal of used railroad ties are deferred until the related revenue recognition process is complete. We also receive revenue from the sale of a portion of the reclaimed ties. These revenues are recorded when the ties are sold to third parties. Operating costs and expenses consist primarily of payroll and transportation expenses.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.  Certain of these critical accounting policies and estimates are outlined below. For a complete list of our significant accounting policies, see Note 3 of the notes to the consolidated financial statements included herein.

Revenue Recognition - We utilize the completed contract method of accounting for revenue recognition. We recognize revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts, which is when we consider amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, billings related to the services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including payroll, fuel, equipment rental, trucking expense and steel strapping costs that are related to the pick-up and disposal of used railroad ties are deferred until the related revenue recognition process is complete. We also receive revenue from the sale of a portion of the reclaimed ties to landscapers. These revenues are recorded when the ties are sold to the landscapers.

Accounts Receivable - Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2009 and 2008 no allowance is provided as all accounts receivable are deemed collectible.

 Property and Equipment - Property and equipment owned and under capital leases are carried at cost. Depreciation of property and equipment is provided using the straight line method for financial reporting purposes at rates based on estimated useful lives ranging from 5 to 10 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Because substantially all property and equipment is used in the process of picking up and disposing of used railroad ties, we classify depreciation as a part of cost of sales.

 Valuation of Long-Lived Assets - We review long-lived assets, including identifiable intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In evaluating the fair value and future benefits of its assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period or an appraisal of market value is obtained.

 Business Combinations - We account for all business combinations using the acquisition method (formerly called the purchase method). In general, this method requires acquisition-date fair value measurement of identifiable assets acquired and liabilities assumed.  Measurement requirements result in the recognition of the full amount of acquisition-date goodwill. Neither the direct costs incurred to effect a business combination nor the costs we expect to incur under a plan to restructure an acquired business are included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

 Goodwill and Indefinite Lived Intangible Assets -  Goodwill and intangible assets that have indefinite lives are not amortized, but rather are tested at least annually for impairment by comparing their carrying values to their fair market values. If the carrying amount exceeds the carrying amount, we record an impairment loss in an amount equal to the excess. We amortize intangible assets that have finite lives over their estimated useful lives. There are many factors which could negatively impact the carrying value of goodwill, including but not limited to a significant decline in revenue, loss of a major customer, deterioration of profit margins, etc. Such negative impact could result in a charge to earnings in the period in which a negative event occurs.

Income Taxes -  We account for income taxes in accordance with ASC 740,  Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Consolidated Results of Operations – Banyan and Subsidiary (Actual)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue for the year ended December 31, 2009 was $1,142,738 compared to revenue of $-0- for the year ended December 31, 2008.  In 2008, Banyan was a shell company and had no revenues other than interest earned on its cash balances. The revenue recorded in 2009 consists of the revenue generated by Banyan’s subsidiary, Wood Energy, which was acquired on September 4, 2009.

Gross margins in 2009 were 23.3% of revenues as compared to 0% in 2008. This is due to the fact that there were no operations in 2008, prior to the acquisition of Wood Energy which occurred on September 4, 2009. The 2009 gross margin is generally consistent with the range of gross margin traditionally realized by Wood Energy in prior years.

Selling, general and administrative expenses were $666,749 in 2009, an increase of $459,241 or 221.3% compared to $207,508 in 2008. This increase is primarily due to selling, general and administrative expenses incurred in the operations of Wood Energy of $295,721 from the date of its acquisition, an increase in compensation to a new officer of $63,000, an increase in various professional fees (legal, accounting and stock transfer agent) of $67,821, and miscellaneous other expenses which are individually not significant.

Stock based compensation was $87,500 in 2009, an increase of $58,750 or 204.3% compared to $28,750 in 2008. This increase is due to the net effect of an increase in the number of stock options granted in 2009 (87,500 options) compared to 12,500 options in 2008, and the lower fair value computed for the 2009 options.

Expenses of $224,414 were incurred for the acquisition of Wood Energy in 2009, whereas no such expenses were incurred in 2008. Effective January 1, 2009, companies are required to charge acquisition costs to expense, whereas such costs were often capitalized as part of the purchase price prior to 2009.

During 2009, Banyan incurred $497,200 of costs relating to the failed acquisition of L.A. Colo, LLC, a company which provides railroad maintenance and construction services to short line railroads and industrial customers, compared to $374,193 of such costs in 2008. The 2009 costs were for the return of a deposit, legal fees and interest as a result of an arbitration award against the Company, whereas the 2008 costs were principally for the due diligence and negotiation costs for the proposed transaction.

Banyan earned $12,063 of interest income in 2009 compared to $47,615 in 2008. The decrease in interest income is due to lower cash balances carried by Banyan in 2009 than in 2008, as well as lower interest rates in effect in 2009. Interest expense was $207,354 in 2009, compared to $-0- in 2008. Interest expense in 2009 relates to the senior debt facilities and convertible debentures incurred in connection with the September 4, 2009 acquisition of Wood Energy. Interest expense also includes amortization of loan costs and amortization of the beneficial conversion feature related to the convertible debentures.

Banyan recorded an income tax benefit of $1,356,862, net of a $2,775 provision for uncertain tax positions, in 2009. There was no provision for income taxes in 2008. The 2009 income tax benefit has been recorded principally as a result of permanent differences and the release of the valuation allowance due to management’s estimate that the Company’s net operating loss carryforwards will be realized as an offset to the deferred tax liability recorded upon the acquisition of Wood Energy and the beneficial conversion feature on the Debentures.

Results of Operations – Predecessor Company (Wood Energy)

Eight Months Ended August 31, 2009 Compared to Year Ended December 31, 2008

Revenue for the eight months ended August 31, 2009 were $3,545,477. On an annualized basis, revenues for 2009 would have been $5,318,216, an increase of $240,647 or 4.7%, when compared to revenues of $5,077,569 for the year ended December 31, 2008. Annualized revenues increased due to a change in the payment methodology by Wood Energy’s major customer which lowered the amount of progress billings permitted prior to completion of a job. This change incentivized Wood Energy to complete jobs sooner in 2009 than in 2008, thus leading to more revenue being recorded in the 2009 period than the 2008 period.

Gross margins for the periods were 16.0% for 2009 and 21.0% in 2008. The reduction in the gross margin of 5.0% in 2009 is primarily due to higher costs for repairs and maintenance, steel strapping and depreciation, offset by lower costs for fuel and oil.

Selling, general and administrative expenses for the eight months ended August 31, 2009 were $624,075. On an annualized basis, selling, general and administrative expenses for 2009 would have been $936,113, a decrease of $84,919 or 8.3%, when compared to selling, general and administrative expenses of $1,021,032 for the year ended December 31, 2008. This decrease is due primarily to $181,144 of cost incurred in 2008 for the settlement of a worker’s compensation lawsuit.

Interest expense for the eight months ended August 31, 2009 was $55,918. On an annualized basis, interest expense for 2009 would have been approximately $84,000, which is comparable to interest expense of $84,702 for the year ended December 31, 2008.

Income tax expense for the eight months ended August 31, 2009 was $7,400. On an annualized basis, income tax expense for 2009 would have been $11,100, which is comparable to income tax expense of $11,400 for the year ended December 31, 2008. The income tax expense is to provide for uncertain income tax positions.

Liquidity and Capital Resources

To finance the acquisition of Wood Energy, we entered a five-year senior secured term loan in the amount of $3.0 million with Fifth Third Bank.  Banyan guaranteed the loan and Wood Energy is the borrower.  Payments of principal and interest are due monthly.  Therefore the term loan will increase our need for liquidity on an ongoing basis throughout the year.  As of December 31, 2009, there was $2,850,000 outstanding under the term loan, and monthly principal payments of $50,000 are required. To obtain additional funds for the acquisition, Banyan also issued Series A Convertible Debentures bearing interest at the rate of 10%, payable semi-annually.  We raised $1,525,000 through the issuance.  The debentures were due in five years, and were convertible into shares of common stock of Banyan at a conversion price of $2.00 a share. A beneficial conversion feature in the amount of $1,143,750 was recorded as of the date of issuance, which was being amortized over the five year term of the convertible debentures. In February 2010, the holders of all of the convertible debentures elected to exchange their debentures for shares of Series A Convertible Preferred Stock. The terms of the Preferred Stock are substantially the same as the terms of the convertible debentures, except that Banyan has no obligation to redeem the Preferred Stock at any time. This exchange reduces the long-term cash requirements of the Company.

In connection with the acquisition of Wood Energy, we also obtained two credit lines in the amounts of $500,000 and $1.5 million from Fifth Third Bank for working capital and capital expenditures respectively. Draws on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory.  Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.  As of December 31, 2009, $225,000 and $1,163,400 are available under the working capital and capital expenditure lines, respectively. At this time, we have no other material commitments for capital expenditures.

The term loan and bank facilities from Fifth Third Bank described above are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA (earning before interest, taxes, depreciation and amortization). The Company has included certain add-backs in calculating such covenants for the period ended December 31, 2009 with which the bank has concurred and accepted such add-backs for purposes of determining compliance as of and for the period ended December 31, 2009. Based on our operating plan as described below, we believe that we will comply with the loan covenants in the foreseeable future. However, there can be no assurances in this regard.

At December 31, 2009, we had a net working capital deficit of $746,615 and incurred negative cash flows from operating activities of $563,840 in 2009. We acknowledge that timing of the realization of our receivables from customers and our payables to vendors may not allow us to generate positive working capital in the near future.

Subsequent to the acquisition of Wood Energy, we adopted a plan designed to operate at a profit and generate positive cash flows from operations into the foreseeable future. Also, as mentioned above, we have availability under our credit facilities to help finance our cash needs should the need arise. Our line of credit matures in September 2010 and we believe that we will be able to refinance or extend the term of this facility into fiscal 2011, although we cannot guarantee that we will be able to do so on terms that are acceptable to us or at all. In addition, in February 2010 we sold 2,725 shares of Preferred Stock, resulting in proceeds of $272,500 which was used for working capital purposes. Although we believe that we will be able to successfully execute our plan and meet our future liquidity needs, there can be no assurances in this regard.

We are exploring various additional acquisition opportunities and may incur due diligence, legal and accounting costs in connection with evaluating these opportunities.  We are also exploring additional sources of financing to fund such possible opportunities. However, we cannot guarantee we will be able to obtain adequate financing on acceptable terms.

New Accounting Pronouncements

FASB Accounting Standards Codification

The Company adopted authoritative guidance issued by the FASB codifying U.S. GAAP.  The adoption of this authoritative guidance changed how the Company references U.S. GAAP in the financial statement disclosures.  The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Applying the guidance did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the year ended December 31, 2009.

Fair Value Measurements

On January 1, 2009, the Company adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) which had previously deferred the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the consolidated financial statements.

Business Combinations

In December 2007, the FASB issued a standard to change how an entity accounts for the acquisition of a business.  The standard carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, it requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. The standard eliminates the current cost-based purchase method that was previously available.

The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

The statement also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after the statement is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of the statement.

The Company adopted the statement as of the required effective date of January 1, 2009 and applies its provisions prospectively to business combinations that occur after adoption.  The Company acquired Wood Energy in 2009. See Note 6 to the consolidated financial statements which describes the accounting for this acquisition and the application of the new standards.

Determining the Useful Life of Intangible Assets

In April 2008, the FASB issued a statement to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset. The statement requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in the statement. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under the statement.

The Company adopted the statement as of the required effective date of January 1, 2009. In connection with the acquisition of Wood Energy in 2009, the Company acquired certain identifiable intangible assets which are described in Note 6 to the consolidated financial statements.

Uncertain Tax Positions

On January 1, 2009, the Company adopted accounting guidance issued by the FASB which had previously deferred the effective date of the statement related to uncertain tax positions.  As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The Company files a federal income tax return and certain state income tax returns. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2007.  Interest and penalties, if any, relating to uncertain tax positions are classified as income tax expenses. The Company has provided for uncertain tax positions in its financial statements as stated in Note 17 to the consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a statement to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles which was amended in February 2010. The statement, as amended, introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted the statement, which increases the disclosure surrounding subsequent events in the Company’s financial statements, as of June 30, 2009, the required effective date.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations in 2008, the eight month period ended August 31, 2009 or the year ended December 31, 2009.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.      Financial Statements and Supplementary Data.

Our 2009 and 2008 consolidated financial statements audited by Grant Thornton LLP follow this annual report beginning on page F-1.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, and the identification of material weaknesses in internal control over financial reporting as described below, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

The Company acquired The Wood Energy Group, Inc. (“Wood Energy”) in September 2009. The Company’s management began to integrate Wood Energy into the Company, and enhance the internal controls structure and policies and procedures surrounding financial reporting. As of December 31, 2009, all of these enhancements had not been finalized, specifically the recording of deferred revenues and costs associated with projects in process and timely reconciliation of certain balance sheet accounts.  Further, the Company was in need of an additional resource to handle the increase in business activities, and resulting GAAP financial statement and SEC reporting requirements, as a result of the recent acquisition.

Based upon their evaluation, and as a result of the material weaknesses discussed above, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was not effective as of December 31, 2009.  However, we have implemented a number of changes in internal control over financial reporting, as described in the next paragraph, to remediate these material weaknesses and management believes that our internal control over financial reporting has significantly improved. In addition, based on their knowledge, our chief executive officer and chief financial officer each believe that the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Changes in Internal Control Over Financial Reporting

There have been a number of changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the Wood Energy acquisition and the material weaknesses described above.  Since the acquisition of Wood Energy was consummated in September 2009, we have made changes to the internal control procedures of Wood Energy to strengthen such controls.  For example, among other things, we have (i) added a controller and an assistant to the President to the staff of Wood Energy, (ii) increased the oversight provided by Banyan’s executives over Wood Energy’s operations and financial activities, and (iii) instituted procedures to more accurately identify direct costs incurred for each of Wood Energy’s contracts. In addition, the Company is planning to hire another full time person to further strengthen these functions, which will assist in the process of establishing effective internal controls over all processes.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.     Other Information.

On September 18, 2009, our board of directors, believing it to be in the best interests of the Company and our stockholders, approved amendments to our certificate of incorporation to:

•	change the name of the company to Banyan Rail Services Inc.,
•	authorize one million shares of preferred stock, and
•	effectuate a one-for-ten reverse stock split of our common stock.

Delaware law permits the holders of a majority of our outstanding shares to approve the amendments by written consent without holding a meeting.  To avoid the significant costs and delays associated with holding a meeting, our board elected to seek approval of the amendments by written consent.  On October 5, 2009, the holders of an aggregate of 1,670,649 shares of our common stock, which represented approximately 57.3% of the shares entitled vote on the amendments to the certificate, consented in writing without a meeting to the amendments.  As a result, no further vote was required.  We distributed an information statement dated October 14, 2009 to our stockholders describing the action in greater detail.  For additional information about the amendments, please turn to “Recent Events” on page 6.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are:

Gary O. Marino, age 65, joined our board in January 2007, was appointed chairman in January 2008 and chief executive officer in November 2008.  Mr. Marino has served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005, and formerly held the same positions at RailAmerica, Inc. (NYSE: RRA), a company he founded in 1985, until his retirement in 2004.  From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company.  Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank.  Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University.  From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps.  He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his extensive knowledge of the railroad industry as well as his investment banking experience.

Paul S. Dennis, age 71, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008 and was appointed as vice president and treasurer. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977.  Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities.  The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Bennett Marks, age 61, joined the board and was appointed vice president and chief financial officer in November 2008.  Mr. Marks has been executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005.  Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc. (NYSE: RRA), he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has more than twenty years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach office.  A licensed CPA in Florida and New York, he has held leadership positions in a variety of community, charitable, and professional organizations. Mr. Marks received his degree in accounting from New York University. We believe Mr. Marks is well qualified to serve on the board due to his extensive finance and accounting knowledge as well as his experience in the railroad industry.

Donald D. Redfearn, age 57, joined the board in January 2010.  Mr. Redfearn has been the owner of Redfearn Enterprises, LLC, a real estate holding company, since 2007.  From 2004 to 2007, he served as president of RailAmerica, Inc. (NYSE: RRA), a railroad holding company, and from 1989 to 2004 he served as executive vice president of RailAmerica.  He also served as a director of RailAmerica since its inception in 1986 through 2007.  Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University.  Active in local charities, Mr. Redfearn is a member of the United Way Leadership Circle. We believe Mr. Redfearn is highly qualified to serve as a director due to his experience in the railroad industry.

C. Lawrence Rutstein, age 65, serves as our vice president of administration.  He also serves as manager of special projects for Patriot Rail Corp.  Mr. Rutstein has over 40 years of legal and business experience.  From 1968 through 1970, Mr. Rutstein practiced securities law and corporate banking for several major Philadelphia law firms, including Morgan, Lewis & Bockius and Blank, Rome.  In 1971-72, he served as Assistant Attorney General and Chief Counsel to the Pennsylvania Department of Banking and later in 1972 became the first in-house counsel for Continental Bank.  In 1980, Mr. Rutstein founded Parker & Rutstein, a corporate law firm in Philadelphia.  In 1989, he led an IPO for Cedar Group, Inc., and served as its CEO until 1991.  Mr. Rutstein has also served on the boards of several NASDAQ companies.  Mr. Rutstein earned his undergraduate degree from the University of Massachusetts and his law degree from Harvard Law School.

Greg Smith, age 47, founded Wood Energy in 2001 and has served as its president ever since.  Mr. Smith has been in the business of railroad tie reclamation and disposal since 1991.  He founded Wood Waste Energy and built it into the country’s largest railroad tie recovery service. Wood Waste Energy was the first company to produce railroad tie-derived fuel, with Mr. Smith developing a patented design for processing used ties.  He also developed an efficient system for crews to pick up rail ties behind railroad system gangs. He has worked as a contractor for many large railroads: BNSF (1997-2001); Union Pacific (1991-present); Norfolk Southern (1994-2000); Illinois Central (1997-2001); and Kansas City Southern (1998-2001).  Mr. Smith sold Wood Waste Energy in 1999 and it remains the largest railroad tie recovery company in the U.S.  Mr. Smith is a graduate of the University of Kansas.

Andy C. Lewis, age 41, has served as vice president of Wood Energy since 2001.  Mr. Lewis has been managing railroad tie pick-up crews since 1997, and has extensive experience in managing field crew employees, hi-rail boom trucks, tie-cranes, railcars and semi-tractor trailers.  He has worked with many of the Class I railroads over the past 12 years as a manager of Wood Waste Energy and as vice president of Wood Energy.

Committees of the Board

We are still in the early stages of our business plan and our board currently has only four members. Because of the small size of our board, our directors have not yet designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we have not designated a director as an “audit committee financial expert” as defined by SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we intend to add additional directors as our operations grow. Our board plans to form appropriate committees at that time.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings.  Based solely on our review of copies of reports furnished to us, we believe that all Section 16(a) filing requirements were met in 2009. Copies of these filings are available on the SEC’s website at www.sec.gov.

Director Nominations

Our board of directors does not have a nominating committee.  Instead, the board believes it is in the best interests of the Company to rely on the insight and expertise of all directors in the nominating process.

Our directors will recommend qualified candidates for director to the full board and nominees are subject to approval by a majority of our board members.  Nominees are not required to possess specific skills or qualifications; however, nominees are recommended and approved based on various criteria including relevant skills and experience, personal integrity and ability and willingness to devote their time and efforts to Banyan. Qualified nominees are considered without regard to age, race, color, sex, religion, disability or national origin. We do not use a third party to locate or evaluate potential candidates for director.

The board of directors considers nominees recommended by stockholders according to the same criteria. A stockholder desiring to nominate a director for election must deliver a notice to our president at our principal executive office.  The notice must include as to each person whom the stockholder proposes to nominate for election or re-election as director:

•	the name, age, business address and residence address of the person,
•	the principal occupation or employment of the person,
•	the written consent of the person to being named in the proxy as a nominee and to serving as a director,
•	the class and number of our shares of stock beneficially owned by the person, and
•	any other information relating to the person that is required to be disclosed in solicitations for proxies for election of director pursuant to Rule 14a under the Securities Exchange Act of 1934;

and as to the stockholder giving the notice:

•	the name and record address of the stockholder, and
•	the class and number of our shares beneficially owned by the stockholder.

We may require any proposed nominee to furnish additional information reasonably required by us to determine the eligibility of the proposed nominee to serve as our director.

Item 11.     Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid by us to our chairman, president and chief executive officer and our other most highly compensated executive officers receiving more than $100,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Gary O. Marino	2009	—	—	—	25,000	25,000
Chairman, President and Chief Executive Officer (1)	2008	—	—	—	—	—
Greg Smith	2009	194,154	—	—	—	194,154
President of Wood Energy Group	2008	313,000	—	—	—	313,000
Andy C. Lewis	2009	194,154	—	—	—	194,154
Vice President of Wood Energy Group	2008	283,222	—	—	—	283,222

(1)
Mr. Marino does not receive compensation for service as our chairman, president and chief executive officer.  “All other compensation” consists of option awards granted to Mr. Marino for service as a director.  Mr. Marino was appointed our chief executive officer in November 2008.  The fair value of stock options is determined as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 15, “Stock-Based Compensation” to our attached consolidated financial statements.

Outstanding Equity Awards at December 31, 2009

The following table summarizes information with respect to the stock options held by the executive officers in our summary compensation table as of December 31, 2009.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Gary O. Marino	25,000	—	$3.50	06/01/2014	(1)
	25,000	—	$3.50	10/23/2010	(2)

(1)	Options vested on June 1, 2009, the date of grant.
(2)	Options vested on October 23, 2007, the date of grant.

Director Compensation

The following table summarizes information with respect to the compensation paid to our directors in 2009.  As an executive officer of Banyan, Gary Marino is included in our summary compensation table and, therefore, is not included in this table.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
Paul S. Dennis	—	$25,000	—	$25,000
Bennett Marks	—	$25,000	—	$25,000
Harvey J. Polly(2)	—	$—	—	$—

(1)
The fair value of stock options is determined as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 15, “Stock-Based Compensation” to our attached consolidated financial statements.

(2)	Mr. Polly resigned as a director on February 1, 2010. Mr. Polly did not receive any stock options or other form of compensation in 2009.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors, executive officers listed under executive compensation and significant stockholders as of March 20, 2010.

Name and Address(1)	Common Stock	Stock Options(2)	Preferred Stock(3)	Total	Percentage(4)

Gary O. Marino(5) Patriot Equity, LLC 2255 Glades Road, Suite 342-W Boca Raton, FL 33431	212,728	56,250	50,000	318,978	10.2%

Paul S. Dennis(6) 16330 Vintage Oaks Lane, Delray Beach, FL 33484	364,792	56,250	200,000	621,042	19.0%

Bennett Marks Patriot Rail, LLC 2255 Glades Road, Suite 342-W Boca Raton, FL 33431	31,135	56,250	—	87,385	2.8%

Donald D. Redfearn(7) 4629 Gleneagles Drive Boynton Beach, FL 334316	1,000	6,250	25,000	32,250	1.1%

Greg Smith(8) 2016 Kingspointe Drive Chesterfield, MO 63005	166,667	—	100,000	266,667	8.6%

Andy C. Lewis(9) 868 South Allis Rd. Wilmar, AR 71675	166,667	—	100,000	266,667	8.6%

All directors, and executive officers as a group (7 individuals)	981,134	190,625	500,000	1,671,759	45.1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned.

(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	Shares of common stock into which shares of series A preferred stock held by the beneficial owner are currently convertible.
(4)	Assumes the exercise of options and conversion of series A preferred stock into common stock by that beneficial owner, but no others.
(5)	All shares of common stock and preferred stock are held by Patriot Equity, LLC, a limited liability company of which Mr. Marino is sole member.
(6)	297,042 shares of common stock and all shares of preferred stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(7)	Shares of preferred stock held by Redfearn Enterprises LLC.
(8)	All shares of common stock and preferred stock are held by the Stephanie G. Smith Trust u/a dated December 20, 1995, as amended, Stephanie G. Smith and Greg Smith, Trustees.
(9)	All shares of common stock and preferred stock are held by the Andy C. Lewis and Michelle D. Lewis Revocable Trust.

 Equity Compensation Plan Information

Our directors received a total of 200,000 options, or 50,000 options each, as compensation for serving on our board in 2007 and 2008.  12,500 of these options were subsequently cancelled upon a board member’s resignation from the board.  In 2008, a newly appointed director and officer received 12,500 options in connection with joining the board and 12,500 options for serving as an officer.  In 2009, 87,500 options were issued, 25,000 to each of three directors and 12,500 to a member of senior management.  We have not issued any other options, warrants or rights in 2009.  Our directors and a former director exercised a total of 75,000 options in 2009.  Our equity plans are summarized in the following table.
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	225,000	$3.20	—

Total	225,000	$3.20	—

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Banyan has entered into an agreement with Patriot Rail Corp. for office space and administrative services at the Company’s Boca Raton, Florida headquarters.  Our chairman and CEO, Gary O. Marino, CFO, Bennett Marks, and vice president of administration, C. Lawrence Rutstein, are officers and significant stockholders of Patriot Rail.  Banyan pays Patriot Rail $5,000 a month for these services and the term of the agreement is month to month.  We believe that Banyan would not be able to obtain these services from an unrelated third party on terms equivalent to those offered by Patriot Rail.  We did not engage in any other transaction with related parties in 2009.

Director Independence

Our board has determined that two of our four directors, Paul S. Dennis and Donald D. Redfearn, are “independent” as defined by NASDAQ Stock Market Listing Rule 5605(a)(2).  Although we are not listed for trading on the NASDAQ stock market, we have selected the NASDAQ rules as an appropriate guideline for determining the independence of our board members.

Item 14.     Principal Accounting Fees and Services.

Grant Thornton LLP has served as our independent registered public accounting firm since 2000. We paid Grant Thornton $282,000 in 2009 and $38,809 in 2008 for audit fees.  Grant Thornton did not render any other services to Banyan during 2009 or 2008.

Because of the small size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Grant Thornton. Our board believes the services provided by Grant Thornton are compatible with maintaining our auditor’s independence.

Item 15.     Exhibits, Financial Statement Schedules.

(b)           Exhibit Index.

2.1
Stock Purchase Agreement, dated May 28, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc.  Exhibit 10.1 to the Form 8-K filed July 28, 2009 is incorporated by reference herein.

2.2
Amendment to Stock Purchase Agreement, dated August 31, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 2.2 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

2.3
Second Amendment to Stock Purchase Agreement, dated September 3, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 2.3 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

3.1*	Restated Certificate of Incorporation

3.2	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

4.1	Form of Series A Convertible Debenture. Exhibit 4.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.1
Contract for Work or Services dated as of January 1, 2009 between Union Pacific Railroad Company and Wood Energy Group Inc. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 is incorporated by reference herein.

10.2
Loan and Security Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.3	Term Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.2 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.4
Revolving Note for Working Capital Credit Line, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.3 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.5	Capex Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.6	Guaranty, dated September 4, 2009 by the Registrant in favor of Fifth Third Bank. Exhibit 10.5 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.7**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Greg Smith. Exhibit 10.6 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.8**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.7 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.9*	Agreement for Use of Office and Administrative Services between the Registrant and The Wood Energy Group, Inc. dated September 4, 2009

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Banyan Rail Services Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Rail Services Inc.

Date: April 15, 2010	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 15, 2010	/s/ Bennett Marks
By Bennett Marks,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: April 15, 2010	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board

Date: April 15, 2010	/s/ Bennett Marks
By Bennett Marks,
Vice President, Chief Financial Officer and Director

Date: April 15, 2010	/s/ Paul S. Dennis
By Paul S. Dennis, Vice President, Treasurer and
Director

Date: April 15, 2010	/s/ Donald D. Redfearn
By Donald D. Redfearn, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Banyan Rail Services Inc.

We have audited the accompanying consolidated balance sheets of Banyan Rail Services Inc. (formerly B.H.I.T. Inc.) (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Rail Services Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
April 14, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
The Wood Energy Group, Inc.

We have audited the accompanying balance sheets of The Wood Energy Group, Inc. (a Missouri Corporation) as of August 31, 2009 and December 31, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the period from January 1, 2009 through August 31, 2009 and the year ended December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wood Energy Group, Inc. as of August 31, 2009 and December 31, 2008 , and the results of its operations and its cash flows for each of the  period from January 1, 2009 through August 31, 2009 and the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
April 14, 2010

Banyan Rail Services Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$101,361	$1,613,173
Accounts receivable - trade	533,661	-
Due from sellers	341,863	-
Cost incurred related to deferred revenue	224,176	-
Prepaid expenses and other current assets	5,362	9,857

Total current assets	1,206,423	1,623,030

Property and equipment, net	2,146,086	-

Other assets
Deferred loan costs, net	199,993	-
Identifiable intangible assets, net	1,824,827	-
Goodwill	3,658,364	-
Deposit	-	340,000

Total other assets	5,683,184	340,000

Total assets	$9,035,693	$1,963,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$871,533	$10,303
Deferred revenue	151,924	-
Line of credit	275,000	-
Current portion of long-term debt	619,206	-
Income tax payable	35,375	-

Total current liabilities	1,953,038	10,303

Deferred income taxes	110,088	-
Long-term debt, less current portion	2,567,394	-
Convertible debentures, net	441,073	-

Total liabilities	5,071,593	10,303

Commitments and contingencies	-	-

Stockholders' equity

Common stock, $0.01 par value. 75,000,000 shares
authorized. 3,020,414 and 2,612,081 shares issued at
December 31, 2009 and 2008, respectively	30,204	26,121
Additional paid-in capital	91,885,935	89,768,476
Accumulated deficit	(87,881,350)	(87,833,681)
Treasury stock, at cost, for 28,276 and 3,276 shares at
December 31, 2009 and 2008, respectively	(70,689)	(8,189)

Total stockholders' equity	3,964,100	1,952,727

Total liabilities and stockholders' equity	$9,035,693	$1,963,030

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Balance Sheets

	Predecessor - The Wood Energy Group, Inc.
	August 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$22,303	$2,175
Accounts receivable	538,713	319,582
Prepaid expenses	18,903	-
Cost incurred related to deferred revenue	549,255	870,879

Total current assets	1,129,174	1,192,636

Property and equipment, net	710,139	818,262

Total assets	$1,839,313	$2,010,898

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$882,761	$397,261
Income taxes payable	32,600	25,200
Deferred revenue	876,705	1,389,924
Line of credit	500,000	500,000
Current portion of capital lease obligations	152,584	170,042
Current portion of long-term debt	53,939	42,964

Total current liabilities	2,498,589	2,525,391

Capital lease obligations, less current portion	213,571	282,831
Long-term debt, less current portion	103,044	58,429

Total liabilities	2,815,204	2,866,651

Commitments and contingencies	-	-

Stockholders' deficit

Common stock, $1.00 par value. 30,000 shares authorized; 1,000 shares issued and outstanding	1,000	1,000
Stockholders' loans	(111,000)	(111,000)
Accumulated deficit	(865,891)	(745,753)

Total stockholders' deficit	(975,891)	(855,753)

Total liabilities and stockholders' deficit	$1,839,313	$2,010,898

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008

Revenues	$1,142,738	$-
Cost of sales	876,115	-

Gross profit	266,623	-

Selling, general and administrative expenses	666,749	207,508
Stock based compensation	87,500	28,750
Acquisition costs for Wood Energy	224,414	-
Unconsummated acquisition costs	497,200	374,193

Loss from operations	(1,209,240)	(610,451)

Other income (expenses)
Interest income	12,063	47,615
Interest expense	(207,354)	-

Loss before income taxes	(1,404,531)	(562,836)

Income tax benefit	1,356,862	-

Net (loss)	$(47,669)	$(562,836)

Weighted average number of common shares outstanding:
Basic and diluted	2,507,990	2,511,027

Net income (loss) per common share:

Basic and diluted	$(0.02)	$(0.22)

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Statements of Operations

	Predecessor - The Wood Energy Group, Inc.
	Eight Months Ended	Year Ended
	August 31, 2009	December 31, 2008

Revenues	$3,545,477	$5,077,569
Cost of sales	2,978,222	4,013,315

Gross profit	567,255	1,064,254

Selling, general and administrative expenses	624,075	1,021,032

Income (loss) from operations	(56,820)	43,222

Interest expense	(55,918)	(84,702)

Loss before income taxes	(112,738)	(41,480)

Income tax expense	(7,400)	(11,400)

Net loss	$(120,138)	$(52,880)

Weighted average number of common shares outstanding	1,000	1,000

Basic and diluted net loss per common share	$(120.14)	$(52.88)

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

	Common Stock				Treasury Stock
			Additional	Accumulated
	Shares Issued	Amount	Paid-in Capital	Deficit	Shares	Amount	Total

Stockholders’ equity January 1, 2008 (restated for the 1 for 10 reverse stock split)	2,502,081	$25,021	$89,465,826	$(87,270,845)	3,276	$(8,189)	$2,211,813
Proceeds from sale of common stock	110,000	1,100	273,900	-	-	-	275,000
Stock compensation expense	-	-	28,750	-	-	-	28,750
Net loss for the year ended December 31, 2008	-	-		(562,836)	-	-	(562,836)
Stockholders’ equity December 31, 2008	2,612,081	26,121	89,768,476	(87,833,681)	3,276	(8,189)	1,952,727
Proceeds from exercise of stock options	75,000	750	111,750	-	-	-	112,500
Purchase of treasury stock	-	-	-	-	25,000	(62,500)	(62,500)
Stock compensation expense	-	-	87,500	-	-	-	87,500
Beneficial conversion feature for convertible debentures	-	-	754,875	-	-	-	754,875
Issuance of shares for acquisition of Wood Energy	333,333	3,333	1,163,334	-	-	-	1,166,667
Net loss for the year ended December 31, 2009	-	-	-	(47,669)	-	-	(47,669)
Stockholders’ equity December 31, 2009	3,020,414	$30,204	$91,885,935	$(87,881,350)	28,276	$(70,689)	$3,964,100

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Statements of Stockholders’ Equity
Eight Months Ended August 31, 2009 and the Year Ended December 31, 2008

	Predecessor - The Wood Energy Group, Inc.
	Common Stock		Shareholder	Accumulated
	Shares	Amount	Loans	Deficit	Total

Balance January 1, 2008	1,000	$1,000	$(111,000)	$(692,873)	$(802,873)

Net loss	-	-	-	(52,880)	(52,880)

Balance December 31, 2008	1,000	1,000	(111,000)	(745,753)	(855,753)

Net loss (January 1, 2009 to August 31, 2009)	-	-	-	(120,138)	(120,138)

Balance August 31, 2009	1,000	$1,000	$(111,000)	$(865,891)	$(975,891)

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Statements of Cash Flows
Year Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(47,669)	$(562,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,704	-
Stock compensation expense	87,500	28,750
Amortization of deferred loan costs	13,860	-
Amortization of identifiable intangible assets	87,510	-
Amortization of discount on convertible debentures	59,823	-
Acquisition costs written off (deferred)	340,000	(340,000)
Deferred income taxes	(1,359,637)	-
Changes in assets and liabilities net of the effect of the business acquisition:
Decrease in accounts receivable	5,052	-
Increase in costs incurred related to deferred revenue	(185,855)	-
Decrease in prepaid expenses and other current assets	23,398	5,826
Increase (decrease) in accounts payable and accrued expenses	189,351	(62,621)
Increase in income taxes payable	35,375	-
Increase in deferred revenue	84,748	-

Net cash used in operating activities	(563,840)	(930,881)

Cash flows from investing activities:
Acquisition of property and equipment	(448,790)	-
Purchase of common stock in the acquisition of Wood Energy, net of cash acquired	(4,921,929)	-

Net cash used in investing activities	(5,370,719)	-

Cash flows from financing activities:
Proceeds from convertible debentures	1,125,000	-
Proceeds from long-term debt	3,336,600	-
Proceeds from line of credit	275,000	-
Payment of long-term debt	(150,000)	-
Deferred loan costs	(213,853)	-
Proceeds from sale of common stock	-	275,000
Proceeds from exercise of stock options	112,500	-
Purchase of treasury stock	(62,500)	-

Net cash provided by financing activities	4,422,747	275,000

Net decrease in cash and cash equivalents	(1,511,812)	(655,881)

Cash and cash equivalents, beginning of period	1,613,173	2,269,054

Cash and cash equivalents, end of period	$101,361	$1,613,173

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$187,024	-
Taxes	$-	-

Supplemental cash flow information:
Issuance of convertible debentures for purchase of Wood Energy	$400,000	-
Issuance of common stock for purchase of Wood Energy	$1,166,667	-

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Statements of Cash Flows

	Predecessor - The Wood Energy Group, Inc.
	Eight Months Ended	Year Ended
	August 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(120,138)	$(52,880)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	225,678	302,927
Changes in assets and liabilities:
Increase in accounts receivable	(219,131)	(119,129)
Increase in prepaid expenses	(18,903)	-
Decrease in costs incurred related to deferred revenue	321,624	254,071
Increase in accounts payable and accrued expenses	485,500	151,403
Increase in income taxes payable	7,400	11,400
Decrease in cash overdraft	-	(90,020)
Decrease in deferred revenue	(513,219)	(396,722)

Net cash provided by operating activities	168,811	61,050

Cash flows from investing activities:
Acquisition of property and equipment	(117,555)	(39,050)

Net cash used in investing activities	(117,555)	(39,050)

Cash flows from financing activities:
Proceeds from long-term debt	88,274	39,050
Payments on long-term debt	(32,684)	(66,059)
Payments on capital leases	(86,718)	(179,467)
Proceeds from line of credit	-	1,067,322
Payments on line of credit	-	(880,671)

Net cash used in financing activities	(31,128)	(19,825)

Net increase in cash and cash equivalents	20,128	2,175

Cash and cash equivalents, beginning of period	2,175	-

Cash and cash equivalents, end of period	$22,303	$2,175

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$55,918	$84,702
Taxes	$-	$-

Non cash financing activities:
Property acquired under capital leases	$-	$115,400

The accompanying notes are an integral part of these financial statements

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1.  Nature of Operations

Banyan Rail Services Inc. (“Banyan,” “we,” “our” or the “Company”) was originally organized under the laws of the State of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. The Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. in 2010.

Banyan was a shell company without significant operations or sources of revenues other than interest on its investments. With a change in management in 2008, it was determined that the Company would seek acquisitions in rail related businesses. On September 4, 2009, the Company purchased 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy”). Wood Energy engages in the business of railroad tie reclamation and disposal, principally in Texas and Louisiana.

Note 2.  Basis of Presentation

The accompanying consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and Wood Energy, its wholly owned subsidiary, for the period during which the Company owned Wood Energy. Pro forma consolidated financial information, reflecting the ownership of Wood Energy as if it had been owned on the first day of the financial periods presented, is included in Note 6. Because Wood Energy is deemed to be a predecessor to the Company, the financial statements of Wood Energy for operations prior to the acquisition are presented. The Company’s results of operations on a consolidated basis subsequent to the acquisition of Wood Energy are not comparative to the stand alone financial statements of the acquired business because the acquired assets and liabilities have been adjusted to fair value pursuant to ASC 805 “Business Combinations”. All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to the December 31, 2008 financial statements to conform to the classifications used in 2009, principally to classify depreciation expense as part of cost of sales.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition

The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, billings related to the services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including payroll, fuel, equipment rental, trucking expense and steel strapping costs that are related to the pick-up and disposal of used railroad ties are deferred until the related revenue recognition process is complete. The Company also receives revenue from the sale of a portion of the reclaimed ties to landscapers. These revenues are recorded when the ties are sold to the landscapers.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, the useful lives of intangible assets and accounting for the business combination.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2009 and 2008 no allowance is provided as all accounts receivable are deemed collectible.

Property and Equipment

Property and equipment owned and under capital leases are carried at cost. Depreciation of property and equipment is provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	5-10
Furniture and fixtures	5

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

Fair Value of Financial Instruments

Recorded financial instruments consist of cash, accounts receivable, accounts payable, short-term debt obligations, convertible debt and long-term debt obligations.  The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and debenture common stock equivalents.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. The Company assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the years ended December 31, 2009 and 2008, there were no impairments of goodwill and indefinite lived intangibles.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 4.  New Accounting Pronouncements

Fair Value Measurements

On January 1, 2009, the Company adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) which had previously deferred the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the consolidated financial statements.

Business Combinations

In December 2007, the FASB issued a standard to change how an entity accounts for the acquisition of a business.  The standard carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, it requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree.

The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

The statement also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after the statement is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of the statement.

The Company adopted the statement as of the required effective date of January 1, 2009 and applies its provisions prospectively to business combinations that occur after adoption. The results of operations of acquired businesses are recorded in the Company’s consolidated financial statements.

The Company acquired Wood Energy in 2009. See Note 6 which describes the accounting for this acquisition and the application of the new standards.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Determining the Useful Life of Intangible Assets

In April 2008, the FASB issued a statement to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset. The statement requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in the statement. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under the statement.

The Company adopted the statement as of the required effective date of January 1, 2009. In connection with the acquisition of Wood Energy in 2009, the Company acquired certain identifiable intangible assets which are described in Note 6.

Uncertain Tax Positions

On January 1, 2007, the Company adopted accounting guidance issued by the FASB which had previously deferred the effective date of the statement related to uncertain tax positions.  As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The Company files a federal income tax return and certain state income tax returns. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2006.  The Company has provided for uncertain tax positions in its financial statements as described in Note 17.

Subsequent Events

In May 2009, the FASB issued a statement to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles which was amended in February 2010. The statement, as amended, introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted the statement as of June 30, 2009, which was the required effective date.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

FASB Accounting Standards Codification

The Company adopted authoritative guidance issued by the FASB codifying U.S. GAAP.  The adoption of this authoritative guidance changed how the Company references U.S. GAAP in the financial statement disclosures.  The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Applying the guidance did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the year ended December 31, 2009.

Note 5. Liquidity

At December 31, 2009, the Company had a net working capital deficiency of $746,615 and incurred negative cash flows from operating activities of $563,840 in fiscal 2009. The Company acknowledges that timing of the realization of its receivables from customers and its payables to vendors may not allow the Company to generate positive working capital in the near future.

Subsequent to the acquisition of Wood Energy, the Company adopted a plan designed to operate at a profit and generate positive cash flows from operations into the foreseeable future. Also, as mentioned in Note 9 the Company has availability under its credit facilities to help finance the Company’s cash needs should the need arise. The Company’s line of credit matures in September 2010 and management believes that the Company will be able to refinance or extend the term of this facility into fiscal 2011. Further, as described in Note 21, in February 2010 the Company sold 2,725 shares of convertible preferred stock resulting in proceeds of $272,500 which was used for working capital purposes. Although management believes that it will be able to successfully execute its plan and meet the Company’s future liquidity needs, there can be no assurances in that regard.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 6.  Acquisition of The Wood Energy Group, Inc.

On September 4, 2009, the Company purchased all of the issued and outstanding common stock of Wood Energy for a purchase price of $5,002,369 in cash (including $309,989 of “retainage” on uncompleted contracts at the date of closing and deducting approximately $100,000 for working capital) and $1,166,667 in shares of common stock of the Company, or 333,334 shares. The cash portion of the purchase price reflects a reduction of $364,475 as a result of the final determination of the uncompleted contract position of Wood Energy as of the date the transaction closed. This amount is included in due from seller in the accompanying balance sheet. The number of shares of common stock of the Company was determined by the market value of the shares based on the average closing price of the stock for the five business days prior to June 1, 2009, the date the purchase agreement was signed, and the value of such shares were determined on September 4, 2009, the date the transaction closed.

The purchase price was allocated pursuant to the following table. The amounts allocated to identifiable intangible assets and property and equipment were based on independent third party appraisals. Goodwill was recorded as a result of this allocation due to the purchase price being based on the Company’s historical cash flow and work force in place.

Purchase price	$6,169,036
Allocated to:
Identifiable intangible assets	(1,912,337)
Property and equipment	(1,800,000)
Deferred income taxes	1,080,850
Costs related to unbilled accounts receivable	(38,321)
Deferred revenue	67,176
Current assets acquired	(579,919)
Current liabilities acquired	671,879
Goodwill	$3,658,364

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The following unaudited pro forma condensed combined statements of income data provide the consolidated revenue, net income and earnings per share data for the years ended December 31, 2009 and 2008 giving effect to the purchase of Wood Energy’s common stock as if it had occurred on January 1, 2009 and 2008. The unaudited pro forma condensed combined statements of income data is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition of Wood Energy been completed as of the dates presented, and should not be construed as representative of the future results of operations or financial condition after such acquisition.

	Unaudited
	Years Ended December 31,
	2009	2008
Revenue	$4,688,215	$5,077,569
Net loss	$(453,434)	$(1,015,058)
Basic and diluted net loss per share	$(0.16)	$(0.40)

As defined by ASC 805 “Business Combinations”, acquisition related costs the acquirer incurs to effect a business combination are expensed in the period in which the costs were incurred. Accordingly, costs of $224,414 were expensed for the acquisition of Wood Energy for the year ended December 31, 2009.

As of December 31, 2009, identifiable intangible assets consist of the following:

				Weighted Average
	Original	Accumulated	Balance,	Amortization
	Amount	Amortization	December 31, 2009	Period
Customer contracts	$1,840,089	$75,470	$1,764,619	10.5 years
Employee non-compete agreements	72,248	12,040	60,208	2.0 years

	$1,912,337	$87,510	$1,824,827

Neither the identifiable intangible assets nor the goodwill are deductible for income tax purposes.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

A rollforward of goodwill is as follows for the two years ended December 31, 2009:

Balance, December 31, 2008 and 2007	$-
Purchase of Wood Energy	3,658,364
Impairment	-
Balance, December 31, 2009	$3,658,364

The Company estimates the aggregate amortization expense related to the intangible assets as of December 31, 2009, will be as follows for the periods presented:

2010	$262,531
2011	225,674
2012	151,963
2013	151,963
2014	151,963
Thereafter	880,733
$1,824,827

Note 7.  Property and Equipment

Property and equipment consist of the following:

			Predecessor
	December 31,		August 31,	December 31,
	2009	2008	2009	2008

Machinery and equipment	$2,248,266	$-	$1,952,891	$1,832,236
Furniture and fixtures	-	-	-	3,100
	2,248,266	-	1,952,891	1,835,336
Accumulated depreciation	(102,180)	-	(1,242,752)	(1,017,074)
	$2,146,086	$-	$710,139	$818,262

Prior to 2009 the Company had no property and equipment. Depreciation expense was $102,704 for the year ended December 31, 2009 and is included in cost of sales in the consolidated statements of operations. Depreciation expense of $225,678 and $302,927 for the eight months ended August 31, 2009 and the year ended December 31, 2008, respectively, for the predecessor are also included in cost of sales.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2009 and 2008 (August 31, 2009 and December 31, 2008 for the predecessor):
			Predecessor
	December 31,		August 31,	December 31,
	2009	2008	2009	2008

Accounts payable	$503,405	$10,303	$488,176	$157,981
Accrued expenses	368,128	-	394,585	239,280
	$871,533	$10,303	$882,761	$397,261

Note 9.  Line of Credit

The Company has a working capital line of credit from a bank in the amount of $500,000 due in September 2010. Borrowings under the line, which totaled $275,000 at December 31, 2009, bear interest at the prime rate plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2009). Monthly payments of interest only are due on the line. Draws are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. As of December 31, 2009, $225,000 was available for use by the Company under this line of credit. The line of credit is cross-collaterized with the long-term debt described in Note 10.

The weighted average interest rate for short-term borrowings outstanding was 9.0% during the year ended December 31, 2009. The average amount of borrowings was $146,429 for the year ended December 31, 2009.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 10.  Long-term Debt
Long-term debt consists of the following:
	December 31,
	2009	2008

Senior secured term loan with a bank bearing interest at the prime rate plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2009). Monthly payments of principal and accrued interest are required throughout the five-year term as well as 75% of any excess cash flow (as defined in the loan agreement). Secured by all of the Company's assets, due September 2014	$2,850,000	$-

Capital expenditure loan of up to $1,500,000 bearing interest at the prime rate plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2009). Monthly payments of accrued interest only are required throughout the initial one-year term; thereafter, monthly payments of principal and accrued interest based on a five-year amortization. Secured by all of the Company's assets, due September 2014	336,600	-

	3,186,600	-
Less current portion	(619,206)

	$2,567,394	$-

The following is a summary of principal maturities of long-term debt as of December 31, 2009 during the next five years:

2010	$619,206
2011	660,173
2012	664,203
2013	668,502
2014	574,516
Total long-term debt	3,186,600
Convertible debentures due in 2014 (see Note 14)	1,525,000
$4,711,600

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The credit facilities described above, as well as the line of credit described in Note 9, are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization). The Company has included certain add-backs in calculating such covenants for the period ended December 31, 2009 with which the bank has concurred and accepted such add-backs for purposes of determining compliance as of and for the period ended December 31, 2009.

Capitalized loan costs were $213,853, less accumulated amortization of $13,860 at December 31, 2009. Amortization of loan costs is charged to interest expense. Loan costs are being amortized on the straight-line basis over the five year term of the loans. Amortization expense related to deferred loan costs for the remaining term of the loans is as follows:

2010	$42,771
2011	42,771
2012	42,771
2013	42,771
2014	28,909
$199,993

Note 11.  Line of Credit - Predecessor

The predecessor company’s line of credit consisted of the following at August 31, 2009 and December 31, 2008:

	August 31,	December 31,
	2009	2008
Line of credit, interest only payable monthly at a variable rate of interest ranging between 3.25% and 5.25% with a balloon payment due on April 17, 2009 (subsequently paid off upon the sale of Wood Energy to Banyan), secured by all inventory, accounts receivable and equipment. The note was personally guaranteed by all of the former Wood Energy stockholders	$500,000	$500,000

The weighted average interest rate for short-term borrowings outstanding was 4.1% and 3.8% during the eight months ended August 31, 2009 and December 31, 2008, respectively. The average borrowing was $500,000 and $406,675 during the eight months ended August 31, 2009 and the year ended December 31, 2008, respectively.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 12.  Long-term Debt - Predecessor

The predecessor company’s long-term debt consists of the following:

	August 31,	December 31,
	2009	2008

7.50% note payable, $442 payments of monthly principal and interest, secured by vehicle, due September, 2013	$19,222	$21,132
5.75% note payable, $397 payments of monthly principal and interest, secured by vehicle, due March, 2012	11,968	14,102
8.84% note payable, $1,666 payments of monthly principal and interest, secured by a trailer, due April, 2009	-	6,535
6.25% note payable, $757 payments of monthly principal and interest, secured by vehicle, due January, 2009	-	1,298
5.74% note payable, $975 payments of monthly principal and interest, secured by vehicle, due July, 2008	-	1,924
8.05% note payable, $2,157 payments of monthly principal and interest, secured by vehicle, due December, 2012	81,069	-
7.95% note payable, $2,288 payments of monthly principal and interest, secured by vehicle, due January, 2011	44,724	56,402
	156,983	101,393

Less current portion	(53,939)	(42,964)

	$103,044	$58,429

The following is a summary of principal maturities of long-term debt during the next five years at August 31, 2009:

2010	$53,939
2011	50,706
2012	32,106
2013	19,154
2014	1,078
$156,983

These notes were all paid off by Wood Energy’s former shareholders upon the sale to Banyan.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 13.  Leases - Predecessor

The predecessor company leased equipment used in its operations under operating and capital leases that expired over one to five years. Certain leases contained minimum escalation clauses, purchase options and options to extend the leases for additional years. In connection with the sale of Wood Energy to Banyan, all of the leases were paid off by Wood Energy’s former shareholders.

The following is a schedule by years of future minimum rental payments required under operating leases that had initial or remaining noncancelable lease terms in excess of one year as of August 31, 2009:

2010	$42,861

Rental expense was $234,531 and $503,290 for the eight months ended August 31, 2009 and the year ended December 31, 2008, respectively.

The following is a schedule by years of minimum future rentals on noncancelable capital leases as of August 31, 2009:

Twelve months ending August 31,
2010	$153,150
2011	116,900
2012	98,136
2013	27,663
2014	2,226
Net minimum lease payments	398,075
Less amount representing interest	31,920
Present value of net minimum lease payments	366,155
Amount representing current portion	(152,584)

Capital leases payable, less current portion	$213,571

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Property and equipment under capital leases consist of the following as of August 31, 2009 and December 31, 2008:
	August 31,	December 31,
	2009	2008

Machinery and equipment	$867,045	$867,045
Accumulated depreciation	(486,571)	(370,965)
	$380,474	$496,080

Note 14.  Convertible Debentures

In connection with the purchase of Wood Energy, the Company issued $1,525,000 of convertible debentures bearing interest at 10% per annum and payable in five years. The debentures are convertible into the Company’s common stock at $2.00 per share. In accordance with ASC 470-20 (Debt with Conversion and Other Options), the Company determined that the convertible debentures had beneficial conversion features because the embedded conversion feature was an “in-the-money” issuance. Therefore the embedded beneficial conversion feature was valued separately at issuance. The convertible debentures meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is fixed. Therefore, the beneficial conversion feature qualifies for equity classification.

The convertible debentures were assigned an initial value of $381,250, based on the estimated intrinsic value of the beneficial conversion feature. The amount allocated as a discount on the convertible debentures for the original value of the conversion option ($1,143,750) is being amortized to interest expense, using the effective interest method, over the five year term of the convertible debentures. A total of $59,823 was amortized as interest expense for the year ended December 31, 2009. A deferred tax liability of $388,875 for the beneficial conversion feature has been recorded in connection with the issuance of the convertible debentures.

The convertible debenture liability is as follows at December 31, 2009:

Convertible debentures payable	$1,525,000
Less: unamortized discount on debentures	(1,083,927)
Convertible debentures, net	$441,073

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

As of the date of the acquisition of Wood Energy, the selling shareholders agreed to purchase $400,000 of the convertible debentures. The selling shareholders and the Company agreed that as payments are received on the “retainage” for uncompleted contracts discussed in Note 6, such payments would be credited as partial payment for these debentures. As of December 31, 2009, the sellers owed the Company $256,855 relating to this matter. Further, a working capital adjustment was to be provided for in accordance with the purchase agreement, pursuant to which the seller owed the Company $85,008. The total of these amounts, $341,863, is expected to be collected from the sellers within one year, and has been included on the balance sheet as a current asset. In February 2010, all of the convertible debentures were exchanged for convertible preferred stock (see Note 21).

Note 15.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows for the two years ended December 31, 2009:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value

Balance January 1, 2008	200,000	$2.50		0.5 years	$150,000
Options granted	25,000	2.60	$28,750	1.9 years	10,000
Options cancelled	(12,500)	3.50
Balance December 31, 2008	212,500	2.50		1.2 years	160,000
Options granted	87,500	3.50	$87,500	4.4 years	-
Options exercised	(75,000)	1.50			(112,500)

Outstanding, December 31, 2009	225,000	$3.20		1.9 years	$47,500

Because the Company has not adopted a formal stock option plan, the number of options issued and the grant dates were determined at the discretion of the Company’s Board. The options vested at the date of grant, and are exercisable for periods not to exceed three to five years from the date of grant. The “out-of-the-money” stock options are not considered in calculating diluted earnings per share; accordingly, the Company excluded from the diluted earnings per share calculation 112,500 shares related to stock options that were outstanding at December 31, 2009, which could potentially be dilutive in the future.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. For 2008, the expected volatility rate was estimated using the average volatility rates of fourteen public companies in the financial and business services industry. In 2009, it was determined that the Company was seeking an acquisition in a railroad-related business. Accordingly, the 2009 expected volatility rate was estimated using the average volatility rates of seven public companies in the railroad industry. Currently, the Company has assumed no forfeiture rate. The weighted average assumptions used in the option-pricing models during 2009 and 2008 were as follows:

	2009	2008
Risk free interest rate	2.55%	1.84%
Expected life (years)	5	3
Expected volatility	27.00%	64.28%
Dividend yield	0	0

Note 16. Treasury Stock

In March 2009, the Company purchased 25,000 shares of its common stock in a non-market transaction. The Company uses the cost method of accounting for treasury stock purchases. The treasury shares were purchased at a price of $2.50 per share (the market price on the day of the transaction) for a total of $62,500.

Note 17. Income Taxes

The provision for income taxes consists of the following components:
			Predecessor
			Eight Months
	Year Ended		Ended	Year Ended
	December 31,		August 31,	December 31,
	2009	2008	2009	2008
Current expense	$2,775	$-	$7,400	$11,400
Deferred benfit	(1,359,637)	-	-	-
	$(1,356,862)	$-	$7,400	$11,400

The current provision for income taxes for the predecessor company relates to uncertain tax positions indentified in ASC 740 (Income Taxes). The tax benefit of the Company for the year ended December 31, 2009 relates to the benefit derived from the 2009 tax loss and the reversal of the valuation allowance for deferred tax assets.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The components of deferred income tax assets and liabilities are as follows:

			Predecessor
	December 31,		August 31,	December 31,
	2009	2008	2009	2008
Short-term deferred tax assets:
Accrued expenses	$-	$-	$(29,000)	$29,000
Total short-term deferred tax assets	-	-	(29,000)	29,000
Valuation allowance	-	-	29,000	(29,000)
	-	-	-	-
Long-term deferred tax assets:
Deferred revenue net of related costs	-	-	137,000	210,000
Stock compensation benefit	169,307	155,975	-	-
Net operating loss carryforward	1,204,142	912,779	179,000	76,000
Total long-term deferred tax assets	1,373,449	1,068,754	316,000	286,000
Valuation allowance	-	(1,068,754)	(174,000)	(144,000)
	1,373,449	-	142,000	142,000
Long-term deferred tax liabilities:
Convertible debenture	(368,535)
Intangible assets	(620,442)
Property and equipment	(494,560)	-	(142,000)	(142,000)
Total long-term deferred tax liabilities	(1,483,537)	-	(142,000)	(142,000)

Net deferred tax assets (liabilities)	$(110,088)	$-	$-	$-

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain.

The effective tax rates for 2009 and 2008 were computed by applying the federal and state statutory corporate tax rates as follows:

			Predecessor
			Eight Months
	Year Ended		Ended	Year Ended
	December 31,		August 31,	December 31,
	2009	2008	2009	2008
Statutory Federal income tax rate	34%	34%	34%	34%
State income tax rates	-5%		7%	27%
Release of valuation allowance for deferred tax assets	81%
Loss of expiring NOL's	-13%
Less valuation allowance		-34%	-34%	-34%
	97%	0%	7%	27%

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Our Federal net operating loss (“NOL”) carryforward balance as of December 31, 2009 was $3,541,000, expiring between 2010 and 2029. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it has sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will be realized.  The change in the valuation allowance from December 31, 2008 to December 31, 2009 is $1,068,754.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2006 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2006.

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the years ended December 31, 2009 and 2008, respectively (as of the eight months ended August 31, 2009 and year ended December 31, 2008 for the predecessor) because they are not material.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

	Banyan Rail
	Services Inc.	Predecessor
Balance at January 1, 2008	$-	$13,800
Additions based on tax positions related to the current year	-	11,400
Balance at December 31, 2008	-	25,200
Additions based on tax positions related to the current year	2,775	7,400
Balance at December 31, 2009 (August 31, 2009 - predecessor)	$2,775	$32,600

As of December 31, 2009 and December 31, 2008, the balance in unrecognized tax benefits is $35,375 ($32,600 and $25,200 for the predecessor).  The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 18. Major Customers

In 2009 the Company recorded 75% of its revenues under a contract with one major customer (69% of outstanding accounts receivable - trade) and 11% of its revenues under a contract with another major customer (19% of outstanding accounts receivable - trade). The Company had no operations for the year ended December 31, 2008. With respect to the predecessor company, 61% and 70% of revenue were under a contract with one major customer in 2009 and 2008 (70% and 81% of outstanding accounts receivable - trade), respectively, and 6% and 15% under a contract with another major customer in 2009 and 2008 (0% and 0% of outstanding accounts receivable - trade), respectively.

Note 19. Related Party Transactions

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management, for $5,000 per month. The Company’s directors, chief executive officer and chief financial officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services. Such persons are compensated solely with stock options. The Company’s officers and directors own a total of $1,000,000 of the convertible debentures outstanding as of December 31, 2009.

In 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and debenture holders. Compensation under these agreements aggregate $378,000 per year. The aggregate expense under these agreements was $106,500 in 2009 and $-0- in 2008.

Banyan Rail Services Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 20. Contingencies

On July 24, 2008, the Company entered into an asset purchase agreement with L.A. Colo, LLC (“Colo”) and Iron Rail Group, LLC (“Iron Rail”), the owner of Colo, pursuant to which the Company agreed to purchase substantially all of the assets of Colo for $15.0 million, subject to adjustment. Colo provides railroad maintenance and construction services to short line railroads and industrial customers. The transaction was delayed due to deteriorating financial and economic conditions and was ultimately terminated by the Company due to a reported reduction in the financial results of Colo, which were contrary to prior representations of Colo as to their financial performance. As part of the purchase agreement, the Company made a deposit payment into an escrow account. Colo demanded payment of the escrowed funds in connection with the termination of the purchase amount. The matter was subsequently arbitrated, at which time the Company was ordered to pay the escrowed funds plus interest and legal fees to Colo. As a result, the Company recorded a charge of $497,200, which is classified as a write-off of unconsummated acquisition costs in 2009 in the accompanying statement of operations.

The Company is subject to various claims arising in the ordinary course of business, none of which is significant as of December 31, 2009.

Note 21. Subsequent Events

In April 2010, the Company effected a 1 for 10 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect this transaction.

In January 2010, the Company initiated an exchange of its outstanding convertible debentures for shares of convertible preferred stock. In February 2010, the holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of convertible preferred stock were issued. Similar to the debentures, holders of the convertible preferred stock are entitled to an annual cash dividend of 10% payable semi-annually, and each share of preferred stock is convertible into 50 shares of common stock. The holders of the preferred stock are not entitled to redeem their shares for cash. Also, in February 2010, the Company sold an additional 2,725 shares of convertible preferred stock for proceeds of $272,500. The proceeds were used for working capital purposes.