Form 10-Q
period 2010-03-31
Banyan Rail Services Inc.
filed 2010-05-24
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,017,791 shares of common stock, $0.01 par value per share, as of May 18, 2010.

Table of Contents

Part I — Financial Information	1
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Forward Looking Statements	1
Overview	1
Wood Energy	2
Recent Events	2
Changes to Our Board of Directors	2
Amendments to Our Certificate of Incorporation	2
Exchange of Debentures for Preferred Stock and Issuance of Additional Preferred Stock	2
Reverse Stock Split	3
Completion of Shreveport Tie Grinding Facility	3
Our History Prior to Acquiring Wood Energy	3
Critical Accounting Policies	4
Consolidated Results of Operations — Banyan and Subsidiary	4
Financial Condition and Liquidity	6
Off-Balance Sheet Arrangements	7
How to Learn More About Banyan	7
Item 4(T).	Controls and Procedures	7
Part II — Other Information	8

Part I — Financial Information

Item 1.  Financial Statements

Our March 31, 2010 unaudited condensed consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in our prospects and strategies, are forward-looking statements within the meaning of §21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include our ability to:

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

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in Banyan.

Overview

In September 2009, we acquired The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments. Our management team continues to investigate acquisition opportunities and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses, but may explore potential acquisitions in other industries as well.

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

Our services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape tie market or having the ties ground to create chipped wood for sale as biomass fuel to the co-generation market. In 2009, we recovered over one million railroad ties, 73% of which were used by the co-generation market, 22% for the landscape market and 5% went to landfill.

Recent Events

Changes to Our Board of Directors

On January 4, 2010, we increased the number of directors on our board from four to five and appointed Donald D. Redfearn as a director. Director Harvey J. Polly retired from the board on February 1, 2010 to focus on personal matters.

Amendments to Our Certificate of Incorporation

On January 4, 2010, we amended our certificate of incorporation with the State of Delaware to change our name to Banyan Rail Services Inc. We also increased our authorized capital stock to 76.0 million shares consisting of 75.0 million shares of common stock and 1.0 million shares of blank check preferred stock. In connection with the name change, we changed the trading symbol for our common stock to BARA.OB on the Over-the-Counter Bulletin Board. On February 1, 2010, we filed a certificate of designation with the State of Delaware designating 20,000 shares of our blank check preferred stock as Series A Preferred Stock, par value $.01 per share.

Exchange of Debentures for Preferred Stock and Issuance of Additional Preferred Stock

In order to raise additional capital for our acquisition of Wood Energy, we conducted a private placement of Series A Convertible Debentures. The debentures bore interest at the rate of 10%, payable semi-annually. Each debenture was convertible at the holder’s option into shares of common stock of Banyan at a conversion price of $2.00 per share, subject to customary adjustments for any future stock dividends, stock splits and certain reorganizations and recapitalizations. Also, we agreed that if we conduct a registered offering of securities following the private placement, we would register the shares of common stock underlying the debentures at the request of the holders of these shares. Through this private placement, we issued debentures in the aggregate principal amount of $1,525,000 on September 4, 2009.

On February 1, 2010, all of the holders of the debentures exchanged their debentures for 15,250 shares of newly authorized Series A Preferred Stock. Similar to the debentures, the preferred stock pays cash dividends at the rate of 10%, payable semi-annually, and each preferred share is convertible at the holder’s option into shares of common stock of Banyan at a conversion price of $2.00 per share, subject to customary adjustments for any future stock dividends, stock splits and certain reorganizations and recapitalizations. Also, we agreed that if we conduct a registered offering of securities, we will register the shares of common stock underlying the preferred stock at the request of the holders of these shares. There is no requirement for the Company to redeem the preferred stock at any time.

In February 2010, the Company sold an additional 2,725 shares of Series A preferred stock in a private placement for aggregate proceeds of $272,500. The proceeds from the sale of preferred stock were used for working capital purposes.

Reverse Stock Split

In April 2010 the Company effectuated a 1-for-10 reverse stock split pursuant to which each stockholder received one share of common stock for every ten shares owned prior to the reverse split. All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect this reverse stock split.

Completion of Shreveport Tie Grinding Facility

In February 2010, Wood Energy completed the construction of a railroad tie grinding facility in Shreveport, Louisiana. Wood Energy is now grinding a substantial portion of its reclaimed rail ties at the newly-completed Shreveport facility and continues to outsource its remaining grinding requirements. We provide the chipped wood product to International Paper (NYSE: IP) as a source of biomass fuel for its containerboard mill in Mansfield, Louisiana. The new tie grinding facility increases Wood Energy’s operating margin for this business as all of the grinding was previously outsourced. Class I rail carrier Kansas City Southern Railway Company (NYSE: KSU) recently signed an agreement with Wood Energy to deliver reclaimed railroad ties to the Shreveport grinding facility.

Our History Prior to Acquiring Wood Energy

The Company was originally organized as a Massachusetts corporation in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. These loans were collateralized by hotel and resort properties. From 1989 to 1992 we experienced severe losses as a result of a decline in real estate values and the resulting defaults on the mortgages we held. The Company was reorganized as a Delaware corporation in 1987, changed its name to B.H.I.T. Inc. in 1998, and again changed its name to Banyan Rail Services Inc. in 2010. On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time, Summa Holdings, Inc., and new directors and officers were appointed.

Because members of our new management team have experience with the railroad industry, we began investigating acquisitions of companies in that industry. In the spring of 2009, we entered negotiations with the owners of Wood Energy to acquire the company. As a result of the acquisition of Wood Energy, we are no longer a shell company and are now engaged in the business of railroad tie reclamation and disposal. On January 4, 2010, we changed our name to Banyan Rail Services Inc. to reflect our new business.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the first quarter of 2010, there were no significant changes to the critical accounting policies that we disclosed in our 2009 Form 10-K filed with the SEC on April 15, 2010. Please see a complete list of significant accounting policies in Note 3 of the notes to our consolidated financial statements included with our 2009 Form 10-K. In addition, a summary of significant accounting policies is included in Note 3 of the notes to the financial statements included with this Form 10-Q.

Consolidated Results of Operations — Banyan and Subsidiary

We acquired Wood Energy effective September 1, 2009 and our operating results discussed below include the consolidated results of operations of Banyan and Wood Energy for the three months ended March 31, 2010. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments, as reflected in the results of operations of Banyan for the three months ended March 31, 2009. The “predecessor” results of operations for the three months ended March 31, 2009 include only the results of Wood Energy for that period.

Revenue for the three months ended March 31, 2010 was $1,256,558 compared to revenue of $0 for the three months ended March 31, 2009. In 2009, Banyan was a shell company and had no revenues other than interest earned on its cash balances. The revenue recorded in 2010 consists of the revenue generated by Banyan’s subsidiary, Wood Energy (the “predecessor”), which was acquired on September 4, 2009. For the three months ended March 31, 2009, the predecessor’s revenue was $1,579,842, or 20.5% more compared to $1,256,558 of revenue for the three months ended March 31, 2010. The reason that revenue is lower in the 2010 period than in the 2009 period is due to the timing of completion of contracts that carried over from the prior year end.

The gross margin was 34.0% in the three months ended March 31, 2010 compared to 0% in the 2009 period, as there were no operations for Banyan in 2009. However, the gross margin for the predecessor for the three months ended March 31, 2009 was 15.2%. The increase in the gross margin in 2010 is due primarily to (1) reduction of operating lease expenses to $13,106 in the first quarter of 2010 from $96,556 in 2009, and (2) an improvement in the 2010 profitability of Wood Energy’s operations from the grinding facility built by Wood Energy and put into service in February 2010.

Selling, general and administrative expenses were $476,331 for the three months ended March 31, 2010, an increase of $427,688 or 879.2%, compared to $48,643 for the three months ended March 31, 2009. This increase is primarily due to (1) $210,426 of selling, general and administrative expenses for Wood Energy for the three months ended March 31, 2010 whereas no such expenses were incurred in the comparable 2009 quarter, (2) an increase of approximately $133,000 in legal and accounting fees expensed by Banyan in the 2010 period over the 2009 period, (3) and an increase of approximately $63,000 in consulting costs, rent and payroll incurred in the 2010 period in connection with the transition of Banyan from a shell company to an operating company after the acquisition in September 2009 of Wood Energy. For the three months ended March 31, 2009, the predecessor’s selling, general and administrative expenses were $143,071, or 47.1% less compared to $210,426 of the predecessor’s selling, general and administrative expenses for the three months ended March 31, 2010. The increase in selling, general and administrative expenses in 2010 is due to approximately $66,000 of amortization expense for identifiable intangible assets in the 2010 period from the acquisition of Wood Energy.

In the three months ended March 31, 2010, Banyan recognized a gain of $25,092 from the extinguishment of debt. Banyan had outstanding debentures in the amount of $1,525,000 at December 31, 2009, all of which were exchanged for shares of Series A preferred stock in February 2010. This exchange is further described under “Financial Condition and Liquidity” below.

Net interest expense for the three months ended March 31, 2010 was $88,688, compared to net interest income of $5,566 for the three months ended March 31, 2009. This is due primarily to interest expense related to the senior debt facilities incurred in connection with the September 4, 2009 acquisition of Wood Energy. Interest expense also includes amortization of deferred loan costs.

Income tax expense of $4,300 was recorded in the three months ended March 31, 2010 compared to $0 in the 2009 period. The computation of income tax expense is based on the expected effective tax rate for each full fiscal year, net of the valuation allowance that has been applied to deferred tax assets recorded for the 2010 period.

Net loss attributable to common stockholders was $(0.64) per share in the three months ended March 31, 2010 compared to $(0.02) per share in the 2009 period. The difference of $(0.62) per common share is primarily due to a non-cash preferred stock dividend resulting from the beneficial conversion feature embedded in the preferred stock issued in the first quarter of 2010 ($(0.59) per common share).

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at March 31, 2010 was $116,075, which is comparable to $101,361 of cash and cash equivalents at December 31, 2009.

To finance the acquisition of Wood Energy, we entered a five-year senior secured term loan in the amount of $3.0 million with Fifth Third Bank. Banyan guaranteed the loan and Wood Energy is the borrower. Payments of principal and interest are due monthly. As a result, the term loan will increase our need for liquidity on an ongoing basis throughout the year. As of March 31, 2010, there was $2,700,000 outstanding under the term loan, and monthly principal payments of $50,000 are required. To obtain additional funds for the acquisition, Banyan also issued Series A Convertible Debentures bearing interest at the rate of 10%, payable semi-annually. We raised $1,525,000 through the issuance of the debentures. The debentures were due in five years, and were convertible into shares of common stock of Banyan at a conversion price of $2.00 a share. A beneficial conversion feature in the amount of $1,143,750 was recorded as of the date of issuance, which was being amortized over the five year term of the convertible debentures. In February 2010, the holders of all of the convertible debentures elected to exchange their debentures for shares of Series A Convertible Preferred Stock. The terms of the preferred stock are substantially the same as the terms of the convertible debentures, except that Banyan has no obligation to redeem the preferred stock at any time. This exchange reduces our long-term cash requirements.

In connection with the acquisition of Wood Energy, we also obtained two credit lines in the amounts of $500,000 and $1.5 million from Fifth Third Bank for working capital and capital expenditures respectively. Draws on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures. As of March 31, 2010, $125,000 and $1,120,174 are available under the working capital and capital expenditure lines, respectively. At this time, we have no other material commitments for capital expenditures. On May 21, 2010, the Company and Fifth Third Bank agreed to amend the terms of the lines of credit and the working capital and capital expenditures lines of credit are now each $1.0 million.

The term loan and bank facilities from Fifth Third Bank described above are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization). We have included certain add-backs in calculating such covenants for the periods ended March 31, 2010 and December 31, 2009 with which the bank has concurred and accepted such add-backs for purposes of determining compliance for these periods. Based on our operating plan as described below, we believe that we will comply with the loan covenants in the foreseeable future. However, there can be no assurances in this regard.

At March 31, 2010, we had a net working capital deficit of $910,882 and incurred negative cash flows from operating activities of $41,046 for the three months then ended. We acknowledge that timing of the realization of our receivables from customers and our payables to vendors may not allow us to generate positive working capital in the near future.

After our acquisition of Wood Energy, we adopted a plan designed to operate at a profit and generate positive cash flows from operations into the foreseeable future. Also, as mentioned above, we have availability under our credit facilities to help finance our cash needs should the need arise. Our working capital line of credit matures in May 2011 (as amended on May 21, 2010) and we believe that we will be able to refinance or extend the term of this facility beyond May 2011, although we cannot guarantee that we will be able to do so on terms that are acceptable to us or at all. In addition, in February 2010 we sold 2,725 shares of preferred stock, resulting in proceeds of $272,500 which was used for working capital purposes. Although we believe that we will be able to successfully execute our plan and meet our future liquidity needs, there can be no assurances in this regard.

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

How to Learn More About Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our CEO, Gary O. Marino, at 561-443-5300.

Item 4(T). Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. Further, except that we have instituted new controls over the internal control systems of Wood Energy, such as (i) adding a controller and an assistant to the president of Wood Energy, (ii) increasing the oversight provided by Banyan’s executives over Wood Energy’s operations and financial activities, and (iii) instituting procedures to more accurately identify direct costs incurred for each of Wood Energy’s contracts, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Further, we have hired a new full-time employee who is expected to begin with the Company shortly, which we expect will improve internal controls over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

We are not aware of any pending legal proceedings involving Banyan or Wood Energy other than litigation arising in the ordinary course of business. We believe the outcome of the litigation will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In order to raise additional capital for our acquisition of Wood Energy, we conducted a private placement of Series A Convertible Debentures. Through this private placement, we issued debentures in the aggregate principal amount of $1,525,000 on September 4, 2009.

Effective January 1, 2010, all of the holders of the debentures exchanged their debentures for 15,250 shares of newly authorized Series A Preferred Stock. Similar to the debentures, the preferred stock pays cash dividends at the rate of 10%, payable semi-annually, and each preferred share is convertible at the holder’s option into shares of common stock of Banyan at a conversion price of $2.00 per share, subject to customary adjustments for any future stock dividends, stock splits and certain reorganizations and recapitalizations. Also, we agreed that if we conduct a registered offering of securities, we will register the shares of common stock underlying the preferred stock at the request of the holders of these shares. There is no requirement for Banyan to redeem the preferred stock at any time.

In February 2010, we sold an additional 2,725 shares of Series A preferred stock in a private placement for aggregate proceeds of $272,500. The proceeds from the sale of preferred stock were used for working capital purposes.

The issuance of the preferred shares to the debenture holders and the private placement of additional preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

In connection with the acquisition of Wood Energy, we obtained two credit lines in the amounts of $500,000 (working capital) and $1.5 million (capital expenditures) from Fifth Third Bank. On May 21, 2010, we entered into amendments with Fifth Third increasing the working capital line to $1.0 million and decreasing the capital expenditures line to $1.0 million. In addition, the due date of the working capital line was extended from September 2010 to May 2011.

For information regarding other significant events of the first quarter, please turn to “Recent Events” on page 2.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: May 24, 2010	/s/ Bennett Marks
By Bennett Marks,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,075	$101,361
Accounts receivable - trade	847,388	533,661
Due from sellers	147,122	341,863
Costs in excess of billings on uncompleted contracts	735,192	224,176
Prepaid expenses and other current assets	16,625	5,362

Total current assets	1,862,403	1,206,423

Property and equipment, net	2,417,964	2,146,086

Other assets
Deferred loan costs, net	189,848	199,993
Deferred income taxes	278,787	-
Identifiable intangible assets, net	1,759,195	1,824,827
Goodwill	3,658,364	3,658,364
Deposit	5,618	-

Total other assets	5,891,812	5,683,184

Total assets	$10,172,178	$9,035,693

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,185,847	$871,533
Billings in excess of costs on uncompleted contracts	486,127	151,924
Line of credit	375,000	275,000
Current portion of long-term debt	633,886	619,206
Current portion of long-term capital lease obligations	52,750	-
Income taxes payable	39,675	35,375

Total current liabilities	2,773,285	1,953,038

Deferred income taxes	-	110,088
Long-term debt, less current portion	2,445,940	2,567,394
Capital lease obligations, less current portion	135,995	-
Convertible debentures, net	-	441,073

Total liabilities	5,355,220	5,071,593

Commitments and contingencies

Stockholders' equity
Series A preferred stock, $.01 par value. 20,000 shares
authorized, 17,975 shares issued at March 31, 2010	180	-
Common stock, $0.01 par value. 75,000,000 shares
authorized. 3,046,067 and 3,020,414 shares issued at
March 31, 2010 and December 31, 2009, respectively	30,461	30,204
Additional paid-in capital	92,980,596	91,885,935
Accumulated deficit	(87,998,590)	(87,881,350)
Subscription receivable for Series A preferred stock	(125,000)	-
Treasury stock, 28,276 shares at cost	(70,689)	(70,689)

Total stockholders' equity	4,816,958	3,964,100

Total liabilities and stockholders' equity	$10,172,178	$9,035,693

The accompanying notes are an integral part of these condensed consolidated financial statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

			Predecessor
	Three Months Ended March 31,		Three Months Ended
	2010	2009	March 31, 2009

Revenues	$1,256,558	$-	$1,579,842
Cost of sales	829,571	-	1,339,543

Gross profit	426,987	-	240,299

Selling, general and administrative expenses	476,331	48,643	143,071

Income (loss) from operations	(49,344)	(48,643)	97,228

Other income (expenses)
Gain on extinguishment of debt	25,092	-	-
Interest income (expense), net	(88,688)	5,566	(12,663)

Income (loss) before income taxes	(112,940)	(43,077)	84,565

Income taxes	(4,300)	-	(3,000)

Net income (loss)	(117,240)	(43,077)	81,565

Dividends for the benefit of preferred stockholders:
Preferred stock dividend	(42,667)	-	-
Amortization of beneficial conversion feature discount on
preferred stock	(1,797,500)	-	-

Total dividends for the benefit of preferred stockholders	(1,840,167)	-	-

Net income (loss) attributable to common stockholders	$(1,957,407)	$(43,077)	$81,565

Weighted average number of common shares outstanding:
Basic and diluted	3,035,291	2,607,432

Net loss per common share:
Basic and diluted	$(0.64)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Predecessor
	Three Months Ended March 31,		Three Months Ended
	2010	2009	March 31, 2009

Cash flows from operating activities:
Net income (loss)	$(117,240)	$(43,077)	$81,565
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	39,333	-	70,750
Stock compensation expense	7,640	-	-
Amortization of deferred loan costs	10,145	-	-
Amortization of identifiable intangible assets	65,632	-	-
Amortization of beneficial conversion feature	15,269	-	-
Gain on extinguishment of debt	(25,092)	-	-
Changes in assets and liabilities:
Increase in accounts receivable	(313,727)	-	(137,801)
Decrease (increase) in costs incurred related to deferred revenue	(511,016)	-	449,362
Decrease in prepaid expenses and other current assets	183,478	3,357	-
Increase in other assets	(5,618)	-	-
Increase in accounts payable and accrued expenses	271,647	4,696	174,577
Increase in income taxes payable	4,300	-	-
Increase (decrease) in deferred revenue	334,203	-	(574,592)

Net cash provided by (used in) operating activities	(41,046)	(35,024)	63,861

Cash flows from investing activities:
Acquisition of property and equipment	(105,075)	-	(88,275)

Net cash used in investing activities	(105,075)	-	(88,275)

Cash flows from financing activities:
Proceeds from long-term debt	43,226	-	88,275
Proceeds from line of credit	100,000	-	-
Payment of long-term debt	(150,000)	-	(40,498)
Payment of long-term capital leases	(17,391)	-	(25,493)
Proceeds from exercise of stock options	37,500	-	-
Proceeds from sale of preferred stock	272,500	-	-
Increase in subscription receivable	(125,000)	-	-
Purchase of treasury stock	-	(62,500)	-

Net cash provided by (used in) financing activities	160,835	(62,500)	22,284

Net increase (decrease) in cash and cash equivalents	14,714	(97,524)	(2,130)

Cash and cash equivalents, beginning of period	101,361	1,613,173	2,175

Cash and cash equivalents, end of period	$116,075	$1,515,649	$45

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$116,362	-	$12,663
Taxes	$-	-	$-

Non cash financing activities:
Preferred stock dividend	$42,667	$-	$-
Issuance of preferred stock for exchange of convertible debentures	$1,525,000	$-	$-
Property acquired under capital leases	$206,136	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note 1.  Nature of Operations

Banyan Rail Services Inc. (“Banyan,” “we,” “our” or the “Company”) was originally organized as a Massachusetts corporation in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. The Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. in 2010.

Banyan was a shell company without significant operations or sources of revenues other than interest on its investments. With a change in management in 2008, it was determined that the Company would seek acquisitions in rail-related businesses. On September 4, 2009, the Company purchased 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy”). Wood Energy engages in the business of railroad tie reclamation and disposal, principally in Texas and Louisiana.

Note 2.  Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and Regulation S-X. In the opinion of management, these condensed consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and Wood Energy, its wholly owned subsidiary, for the period during which the Company owned Wood Energy. Because Wood Energy is deemed to be a predecessor to the Company, the financial statements of Wood Energy for operations prior to the acquisition are presented. The Company’s results of operations on a consolidated basis subsequent to the acquisition of Wood Energy are not comparative to the stand alone financial statements of the acquired business because the acquired assets and liabilities have been adjusted to fair value pursuant to ASC 805 “Business Combinations”. All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to the December 31, 2009 financial statements to conform to the classifications used in 2010.

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Although we believe that the disclosures included in our consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full 2010 year.

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

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

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

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and convertible preferred stock equivalents.

Diluted earnings per share excludes 312,500 shares issuable upon exercise of options and 898,750 shares issuable upon conversion of convertible preferred stock as their inclusion would be anti-dilutive.

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

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note 4.  Capital Leases

The Company leases certain equipment used in its operations under capital leases that expire over three to four years.

Rental expense was $13,106 and $96,556 for the three months ended March 31, 2010 and 2009 (predecessor), respectively.

The following is a schedule by years of minimum future rentals on noncancelable capital leases as of March 31, 2010:

Fiscal year ending December 31,
2010	$50,777
2011	67,702
2012	67,702
2013	31,793
Net minimum lease payments	217,974
Less amount representing interest	(29,229)
Present value of net minimum lease payments	188,745
Amount representing current portion	(52,750)

Capital leases payable, less current portion	$135,995

Property and equipment under capital leases consist of the following as of March 31, 2010:

Machinery and equipment	$206,136
Accumulated depreciation	(7,362)
$198,774

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note 5.  Convertible Debentures and Preferred Stock

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

The convertible debentures were assigned an initial value of $381,250, based on the estimated intrinsic value of the beneficial conversion feature. The amount allocated as a discount on the convertible debentures for the original value of the conversion option ($1,143,750) was being amortized to interest expense, using the effective interest method, over the five year term of the convertible debentures. A total of $15,269 was amortized as interest expense for the three months ended March 31, 2010. A deferred tax liability of $388,875 for the beneficial conversion feature was recorded in connection with the issuance of the convertible debentures.

In January 2010, the Company initiated an exchange of its outstanding convertible debentures for shares of convertible preferred stock. In February 2010, the holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of convertible preferred stock were issued. Similar to the debentures, holders of the convertible preferred stock are entitled to an annual cash dividend of 10% payable semi-annually, and each share of preferred stock is convertible into 50 shares of common stock. The holders of the preferred stock are not entitled to redeem their shares for cash. A gain of $25,092 was recorded on the extinguishment of this debt for the three months ended March 31, 2010. Also, in February 2010, the Company sold an additional 2,725 shares of convertible preferred stock for proceeds of $272,500. The proceeds were used for working capital purposes.

In accordance with ASC 470-20, the Company has determined that the preferred stock includes a beneficial conversion feature, and a discount valued at $1,525,000 has been accounted for as a dividend for the quarter ended March 31, 2010. In addition, the Company has determined that the preferred stock sold in February 2010 includes a beneficial conversion feature, and a discount valued at $272,500 has also been accounted for as a dividend for the quarter ended March 31, 2010.

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note 6.  Stock-Based Compensation

The Company has stock option agreements with certain of its directors and officers as compensation for serving on the Company’s Board of Directors and as officers. The options activity is as follows for the three months ended March 31, 2010:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2009	212,500	$2.50	$-	1.0 years	$160,000
Options granted	87,500	3.50	87,500	4.2 years	-
Options exercised	(75,000)	1.50	-		(112,500)

Outstanding, December 31, 2009	225,000	3.20	-	1.7 years	47,500
Options granted	112,500	2.70	30,559	4.8 years	146,250
Options exercised	(25,000)	1.50	-		(62,500)

Outstanding, March 31, 2010	312,500	$3.00		2.6 years	$268,750

Because the Company has not adopted a formal stock option plan, the number of options issued and the grant dates were determined at the discretion of the Company’s Board. The options vested at the date of grant, and are exercisable for periods not to exceed three to five years from the date of grant. The “out-of-the-money” stock options are not considered in calculating diluted earnings per share. The Company excluded from the earnings per share calculation 312,500 shares related to stock options that were outstanding at March 31, 2010, which were antidilutive.

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. In 2010 and 2009, it was determined that the Company was seeking an acquisition in a railroad-related business. Accordingly, the 2010 and 2009 expected volatility rate was estimated using the average volatility rates of seven public companies in the railroad industry. Currently, the Company has assumed no forfeiture rate. The weighted average assumptions used in the option-pricing models during 2010 and 2009 were as follows:

	2010	2009
Risk free interest rate	2.55%	2.55%
Expected life (years)	5	5
Expected volatility	29.00%	27.00%
Dividend yield	0	0

Note 7. Stockholders’ Equity

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

Note 8. Income Taxes

The provision for income taxes consists of the following components:

			Predecessor
			Three Months
	Three Months Ended		Ended
	March 31,		March 31,
	2010	2009	2009
Current expense	$43,022	$-	$3,000
Deferred benefit	(38,722)	-	-
	$4,300	$-	$3,000

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

The current provision for income taxes for the Company and the predecessor company relates to uncertain tax positions indentified in ASC 740 (Income Taxes).

The components of deferred income tax assets and liabilities are as follows:

	March 31,	December 31,
	2010	2009
Long-term deferred tax assets:
Stock compensation benefit	171,904	169,307
Net operating loss carryforward	1,240,267	1,204,142
Total long-term deferred tax assets	1,412,171	1,373,449
Valuation allowance	-	-
	1,412,171	1,373,449
Long-term deferred tax liabilities:
Convertible debentures	-	(368,535)
Intangible assets	(627,880)	(620,442)
Property and equipment	(505,504)	(494,560)
Total long-term deferred tax liabilities	(1,133,384)	(1,483,537)

Net deferred tax assets (liabilities)	$278,787	$(110,088)

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

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

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the three months ended March 31, 2010 and 2009, respectively (as of the three months ended March 31, 2009 for the predecessor) because they are not material.

Banyan Rail Services Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note 9. Major Customers

For the quarter ended March 31, 2010, the Company recorded 76% of its revenues under a contract with one major customer (78% of outstanding accounts receivable - trade) and 16% of its revenues under a contract with another major customer (4% of outstanding accounts receivable - trade). The Company had no operations for the year ended December 31, 2008. With respect to the predecessor company, 61% of revenue was under a contract with one major customer in 2009 and 6% under a contract with another major customer for the quarter ended March 31, 2009, respectively.

Note 10. Related Party Transactions

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management, for $5,000 per month. The Company’s directors, chief executive officer and chief financial officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services. Such persons are compensated solely with stock options. The Company’s officers and directors own a total of 10,000 shares of the convertible preferred stock outstanding as of March 31, 2010.

In 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and debenture holders. The expense under these agreements was $94,500 and $106,500 for the quarters ended March 31, 2010 and 2009, respectively.

Note 11. Subsequent Events

In April 2010, the Company effected a 1 for 10 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect this transaction.

On May 21, 2010, the Company and Fifth Third Bank agreed to amend the terms of the lines of credit whereby the working capital and capital expenditures lines of credit are now $1,000,000 and $1,000,000, respectively. In addition, the working capital line of credit now matures in May 2011.