Form 10-Q
period 2010-06-30
Banyan Rail Services Inc.
filed 2010-08-16
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,046,067 shares of common stock, $0.01 par value per share, as of August 9, 2010.

Table of Contents
Part I — Financial Information		3
Item 1.	Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		13
Cautionary Statement Concerning Forward-Looking Statements		13
Overview		13
Wood Energy		14
Recent Events		14
Changes to and the Election of our Board of Directors		14
Exchange of Debentures for Preferred Stock and Issuance of Additional Preferred Stock		14
Reverse Stock Split		14
Completion of Shreveport Tie Grinding Facility		14
Critical Accounting Policies and Estimates		15
Consolidated Results of Operations — Banyan and Subsidiary		15
Revenues		15
Gross margin		16
General and administrative expenses		16
Interest expense		16
Financial Condition and Liquidity		17
Off-Balance Sheet Arrangements		18
How to Learn More about Banyan		18
Item 4(T). Controls and Procedures		18
Part II — Other Information		19
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		20

Part I — Financial Information
Item 1.    Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Balance Sheets
As of

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,484	$101,361
Accounts receivable - trade	1,061,422	533,661
Due from sellers	57,737	341,863
Cost incurred related to deferred revenue	808,052	224,176
Prepaid expenses and other current assets	28,371	5,362
Total current assets	2,005,065	1,206,423

Property and equipment, net	2,509,044	2,146,086

Other assets
Deferred loan costs, net	179,703	199,993
Deferred income taxes	278,787	-
Identifiable intangible assets, net	1,693,562	1,824,827
Goodwill	3,658,364	3,658,364
Deposit	12,059	-
Total other assets	5,822,475	5,683,184

Total assets	$10,336,584	$9,035,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,140,360	$871,533
Deferred revenue	558,234	151,925
Line of credit	800,000	275,000
Current portion of long-term debt	616,468	619,206
Current portion of capital leases	90,656	-
Dividends Payable	88,474	-
Income tax payable	39,675	35,375
Total current liabilities	3,333,867	1,953,039

Deferred income taxes	-	110,088
Long-term debt, less current portion	2,326,442	2,567,394
Capital Leases, less current portion	209,021	-
Convertible debentures, net	-	441,073
Total liabilities	5,869,330	5,071,594

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $100 par value. 20,000 shares authorized. 18,725 shares issued at June 30, 2010	187	-
Common stock, $0.01 par value. 75,000,000 shares authorized. 3,046,067 and 3,020,414 and shares issued at June 30, 2010 December 31, 2009, respectively	30,460	30,204
Additional paid-in capital	93,017,942	91,885,935
Accumulated deficit	(88,385,646)	(87,881,351)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Subscription receivable for Series A preferred stock	(125,000)	-
Total stockholders' equity	4,467,254	3,964,099

Total liabilities and stockholders' equity	$10,336,584	$9,035,693

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

			Predecessor			Predecessor
			Six Months	Three Months Ended June 30,		Three Months Ended June30,
	Six Months Ended June 30		Ended June30,
	2010	2009	2009	2010	2009	2009

Revenues	$2,622,238	$-	$2,619,928	$1,365,680	$-	$1,040,086
Cost of sales	2,096,035	-	2,259,070	1,266,464	-	844,574

Gross profit	526,204	-	360,858	99,217	-	195,512

General & administrative expenses	891,926	241,010	173,223	415,595	192,367	102,103

Income (loss) from operations	(365,722)	(241,010)	187,635	(316,378)	(192,367)	93,408

Other expenses (income)
(Gain) on extinguishment of debt	(25,092)	-	-	-	-	-
Interest expense (income)	159,365	(9,470)	39,133	70,677	(3,904)	26,470
Income (loss) before income taxes	(499,995)	(231,540)	148,502	(387,055)	(188,463)	66,939

Income tax provision (benefit)	4,300	-	6,200	-	-	6,200

Net profit (loss)	$(504,295)	$(231,540)	$142,302	$(387,055)	$(188,463)	$60,739

Dividends for the benefit of preferred stockholders:
Preferred stock dividend	(88,474)	-	-	(45,807)	-	-
Amortization of beneficial conversion feature discount on preferred stock	(1,872,500)	-	-	(75,000)	-	-
Total dividends for the benefit of preferred stockholders	(1,960,974)	-	-	(120,807)	-	-
Net income (loss) attributable to common stockholders	$(2,465,269)	$(231,540)	$142,302	$(507,862)	$(188,463)	$60,739

Weighted average number of common shares outstanding:
Basic and diluted	3,040,571	2,607,432		3,042,791	2,607,432

Net income (loss) per common share:
Basic and diluted	$(0.81)	$(0.09)		$(0.17)	$(0.07)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

			Predecessor
	Six Months Ended June 30,		Six Months Ended
	2010	2009	June 30, 2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$(504,295)	$(231,540)	$142,302
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	124,227	-	150,178
Stock compensation expense	45,800	87,500	-
Amortization of deferred loan costs	20,290	-	-
Amortization of identifiable intangible assets	131,265	-	-
Amortization of beneficial conversion feature	15,269	-	-
Gain on extinguishment of debt	(25,092)	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(527,761)	107	(110,680)
Decrease (increase) in costs incurred related to deferred revenue	(493,244)	-	244,972
Decrease (increase) in due from Sellers	284,126	-	-
Decrease (increase) in prepaid expenses and other current assets	(23,009)	6,500	-
Decrease (increase) in other assets	(12,059)	-	-
Increase (decrease) in accounts payable and accrued expenses	268,827	32,674	179,311
Increase (decrease) in income taxes payable	4,300	-	6,200
Increase (decrease) in deferred revenue	406,309	-	(418,884)

Net cash provided by (used in) operating activities	(285,047)	(104,759)	193,399

Cash flows from investing activities:
Acquisition of property and equipment	(250,560)	-	(117,555)

Net cash used in investing activities	(250,560)	-	(117,555)

Cash flows from financing activities:
Proceeds from long-term debt	56,310	-	88,274
Proceeds from line of credit	525,000	-	-
Payment of capital leases	(27,580)	-	(97,932)
Proceeds from exercise of stock options	37,500	-	-
Proceeds from sale of preferred stock	192,500	-	-
Payment of long-term debt	(300,000)	-	(29,709)
Purchase of treasury stock	-	(62,500)	-

Net cash provided by (used in) financing activities	483,730	(62,500)	(39,367)

Net increase (decrease) in cash and cash equivalents	(51,877)	(167,259)	36,477

Cash and cash equivalents, beginning of period	101,361	1,613,173	2,175

Cash and cash equivalents, end of period	$49,484	$1,445,914	$38,652

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$128,601	$-	$39,133
Taxes	$-	$-	$-

Non cash financing activities:
Issuance of preferred stock for exchange of convertible debentures	$1,525,000	$-	$-
Preferred stock dividend	$88,474	$-	$-
Property acquired under capital leases	$327,257	$-	$-

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Periods Ended December 31, 2009 and June 30, 2010

	Common Stock		Preferred Stock					Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Subscription Receivable	Shares	Amount	Total

Stockholders’ equity January 1, 2009 (restated for the 1 for 10 reverse stock split)	2,612,081	$26,121	-	-	$89,768,476	$(87,833,681)	-	3,276	$(8,189)	$1,952,727
Proceeds from exercise of stock options	75,000	750	-	-	111,750	-	-	-	-	112,500
Purchase of treasury stock	-	-	-	-	-	-	-	25,000	(62,500)	(62,500)
Stock compensation expense	-	-	-	-	87,500	-	-	-	-	87,500
Convertible debentures beneficial conversion feature		-	-	-	754,875	-	-	-	-	754,875
Issuance of shares for acquisition of Wood Energy	333,333	3,333	-	-	1,163,335	-	-	-	-	1,166,668
Net loss for the year ended December 31, 2009	-	-	-	-	-	(47,669)	-	-	-	(47,669)
Stockholders’ equity December 31, 2009	3,020,414	30,204			91,885,936	(87,881,350)	-	28,276	(70,689)	3,964,101
Issuance of preferred stock	-	-	18,725	187	1,137,436	-	(125,000)	-	-	1,012,623
Issuance of stock options	-	-	-	-	45,800	-	-	-	-	45,800
Exercise of stock options	25,000	250	-	-	37,250	-	-	-	-	37,500
Net loss for the six months ended June 30, 1010	-	-	-	-	-	(504,295)	-	-	-	(504,295)
Preferred stock dividend	-	-	-	-	(88,474)	-	-	-	-	(88,474)
Rounding	653	6	-	-	(6)	-	-	-	-	-
Stockholders’ equity June 30, 2010	3,046,067	$30,460	18,725	$187	$93,017,942	$(88,385,645)	$(125,000)	28,276	$(70,689)	$4,467,255

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1.  Nature of Operations

Banyan Rail Services Inc. (“Banyan,” “we,” “our” or the “Company”) was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc.

Banyan was a shell company without significant operations or sources of revenues other than earnings on its investments. With a change in management in 2008, it was determined that the Company would seek acquisitions in railroad related businesses. On September 4, 2009, the Company purchased 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy”). Wood Energy engages in the business of railroad tie reclamation and disposal, principally in Texas and Louisiana.

Note 2.  Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and Regulation S-X. In the opinion of management, these condensed consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and Wood Energy, its wholly owned subsidiary, for the periods presented. Because Wood Energy is deemed to be a predecessor to the Company, the financial statements of Wood Energy for operations prior to the acquisition are also presented.

The Company’s results of operations on a consolidated basis subsequent to the acquisition of Wood Energy are not comparative to the stand alone financial statements of the acquired business because the acquired assets and liabilities have been adjusted to fair value pursuant to ASC 805 “Business Combinations” and the consolidated financial statements include costs related to Banyan, the parent, whereas the stand alone financial statements of Wood Energy (predecessor) do not include Banyan costs.

All significant intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to the December 31, 2009 financial statements to conform to the classifications used in 2010.

Although we believe that the disclosures included in our condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full 2010 year.

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition
The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts. At that point evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Accordingly, billings related to the services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including payroll, outside labor and trucking expense that are related to the pick-up and disposal of used railroad ties as well as certain indirect costs, are deferred until the related revenue is recognized.

The Company also receives revenue from the processing of railroad ties into saleable biomass fuel and the sales of the railroad ties to landscapers. These revenues are recorded when the ties or derivative materials are delivered to the customer.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, the useful lives of intangible assets and accounting for the business combination.

Fair Value of Financial Instruments
Recorded financial instruments consist of cash, accounts receivable, accounts payable, and short-term and long-term debt and lease obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings Per Share
Basic earnings per share is computed based on the weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and convertible preferred stock equivalents.

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

Note 4.  Capital Leases

The Company leases equipment used in its operations under capital leases that expire over three to four years. Payments under these capital leases were $24,726 and $33,821 for the three and six months ended June 30, 2010. There were no payments in the comparable periods of 2009.

At June 30, 2010, the total future minimum rental commitments under all the above operating leases are as follows:

Fiscal year ending December 31,
2010	$57,253
2011	114,505
2012	114,505
2013	57,202
Net minimum lease payments	343,465
Less amount representing interest	43,787
Present value of net minimum lease payments	299,677
Amount representing current portion	(90,656)

Capital leases payable, less current portion	$209,021

Note 5. Convertible Debentures and Preferred Stock

On February 1, 2010, the Company initiated an exchange of its outstanding convertible debentures for shares of convertible preferred stock. The holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of convertible preferred stock were issued. Similar to the debentures, holders of the convertible preferred stock are entitled to an annual cash dividend of 10% payable semi-annually, and each share of preferred stock is convertible into 50 shares of common stock. The holders of the preferred stock are not entitled to redeem their shares for cash. In accordance with ASC 470-20, the Company has determined that the preferred stock includes a beneficial conversion feature and a discount valued at $1,525,000 has been accounted for as a dividend. A gain of $25,092 was recorded on the extinguishment of this debt for the three months ended March 31, 2010.

In addition, the Company issued 2,725 and 750 shares of convertible preferred stock in February 2010 and June 2010, respectively. The Company has determined that these issuances also include beneficial conversion features and discounts valued at $272,500 and $75,000 respectively have been accounted for as dividends for the quarters ended March 31, 2010 and June 30, 2010, respectively. The proceeds were used for working capital purposes.

Note 6. Earnings per Share

The Company excluded from the diluted earnings per share calculation 322,500 shares related to stock options and 936,250 shares issuable upon conversion of convertible preferred stock that were outstanding at June 30, 2010, as their inclusion would be anti-dilutive.

Note 7. Stockholders’ Equity

In April 2010, the Company effected a 1 for 10 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect this transaction.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows for year ending December 31, 2009 and the six months ended June 30, 2010:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value

Balance January 1, 2009	212,500	2.50		2.5 years	$160,000
Options granted	87,500	3.50	$87,500	4.1 years	$-
Options exercised	(75,000)	1.50			$(112,500)

Balance December 31, 2009	225,000	3.20			$47,500
Options granted	122,500	2.79	$103,750	4.8 years	$148,225
Options exercised	(25,000)	1.50			$(62,500)

Balance, June 30, 2010	322,500	$3.16		3.1 years	$270,250

As of June 30, 2010 the Company had not adopted a formal stock option plan.  The number of options issued and the grant dates were determined at the discretion of the Company’s Board. Certain options either vest at the date of grant and others vest over a one year period. The options are exercisable for periods not exceeding three to five years from the date of grant. On July 1, 2010 at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved.

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. With a change in management in 2008, it was determined that the Company would seek acquisitions in railroad related businesses.  Accordingly, the 2010 and 2009 expected volatility rate was estimated using the average volatility rates of seven public companies in the railroad industry. Currently, the Company has assumed no forfeiture rate. The assumptions used in the option-pricing models during 2010 and 2009 were as follows:

	2010	2009
Risk free interest rate	2.13-2.37%	2.55%
Expected life (years)	5	5
Expected volatility	29%	27%
Dividend yield	0	0

Note 9. Major Customers

For the three and six months ended June 30, 2010, the Company earned 82% and 76% of its revenues under a contract with one major customer (88% of outstanding accounts receivable - trade) and 14% and 18% of its revenues under a contract with another major customer (3% of outstanding accounts receivable - trade). For the three and six months ended June 30, 2009, the Company earned 78% and 74% of its revenues under a contract with one major customer.

Note 10. Related Party Transactions

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services. Such persons are compensated via the issuance of stock options which are recognized as a non-cash expense in the Company’s financial statements.

In 2009, Wood Energy entered into two 5-year employment agreements with individuals who are common and preferred stockholders and Banyan entered into a month-to-month consulting agreement with an individual who is a common and preferred stockholder. The expense under these agreements for the three and six-month periods ended June 30, 2010 was $104,000 and $208,000, respectively.

The Company’s officers and directors own a total of 10,375 shares of the convertible preferred stock outstanding as of June 30, 2010.

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common stock ownership and management, for $5,000 per month.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements
We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	executing our acquisition/expansion plan by identifying and acquiring additional operating companies;
•	obtaining appropriate funding to complete potential acquisitions;
•	generating adequate revenue to service our debt and meet our bank loan financial covenants;
•	complying with SEC regulations and filing requirements applicable to us as a public company;
•	the impact of current or future laws and government regulations affecting the disposal of rail ties and our operations;
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts;
•	changing external competitive, business, weather or economic conditions;
•	successfully operating Wood Energy;
•	changes in our relationships with employees or with our customers; and
•	the market opportunity for our services, including expected demand for our services.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and any Current Reports on Form 8-K filed by us.

Overview

In September 2009, we acquired The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments. Currently our management team is focused on acquisition opportunities and additional sources of funding. We are focusing our efforts on railroad track construction, and, railroad repair and maintenance businesses, and may explore potential acquisitions in other industries as well.

Wood Energy

Wood Energy, headquartered in St. Louis, Missouri, is one of the nation’s largest railroad tie reclamation and disposal companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $401.4 million) and industrial customers. Prior to 2001, Wood Energy’s founder Greg Smith provided the same services through Wood Waste Energy, Inc., a company he founded in 1991, built into the largest railroad tie recovery business in the U.S., and sold in 1999. Wood Energy operates primarily in Texas and Louisiana.

Wood Energy’s services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape tie market or having the ties ground to create chipped wood for sale as biomass fuel to the co-generation market. In 2009, we recovered over one million railroad ties, 73% of which were used by the co-generation market, 22% for the landscape market and 5% went to landfill.

Recent Events

Changes to and the Election of our Board of Directors

The Company held its annual meeting of stockholders on July 1, 2010 in Boca Raton, Florida. The stockholders elected Paul S. Dennis, Gary O. Marino, Bennett Marks, and Donald D. Redfearn to the Company’s board of directors to hold office until the 2011 annual meeting of stockholders or until their respective successors are elected and qualified.

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

On February 1, 2010, all of the holders of the debentures exchanged their debentures for 15,250 shares of newly authorized Series A Preferred Stock. Similar to the debentures, the preferred stock pays cash dividends at the rate of 10%, payable semi-annually, and each preferred share is convertible at the holder’s option into shares of common stock of Banyan at a conversion price of $2.00 per share, subject to customary adjustments for any future stock dividends, stock splits and certain reorganizations and recapitalizations. Also, we agreed that if we conduct a registered offering of securities, we will register the shares of common stock underlying the preferred stock at the request of the holders of these shares. There is no requirement for the Company to redeem the preferred stock at any time. In addition, in February and June 2010 we sold 2,750 and 750 shares of convertible preferred stock respectively, resulting in proceeds of $272,500 and $75,000, respectively, which was used for working capital purposes.

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

Completion of Shreveport Tie Grinding Facility

In February 2010, Wood Energy completed the construction of a railroad tie grinding facility in Shreveport, Louisiana. Wood Energy is now grinding a substantial portion of its reclaimed rail ties at the Shreveport facility and continues to outsource its remaining grinding requirements. We provide the chipped wood product to a customer as a source of biomass fuel for its plant. The new tie grinding facility increases Wood Energy’s ability to improve its operating margin for this business as all of the grinding was previously outsourced.

In February 2010, Wood Energy entered into a scrap tie disposal agreement with another Class I rail carrier. The agreement sets forth the terms for the customer’s delivery of its reclaimed railroad ties to the Shreveport grinding facility. It is expected that deliveries will begin in the third quarter of 2010.

Critical Accounting Policies and Estimates

The following discussion and analysis of our results of operations and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. If these estimates differ materially from actual results, the impact on our condensed consolidated financial statements may be material.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the six months ended June 30, 2010, there were no significant changes to the critical accounting policies that we disclosed in our 2009 Form 10-K filed with the SEC on April 15, 2010. Please see a complete list of significant accounting policies in Note 3 of the notes to our consolidated financial statements included with our 2009 Form 10-K. In addition, a summary of significant accounting policies is included in Note 3 of the notes to the financial statements included with this Form 10-Q.

Consolidated Results of Operations — Banyan and Subsidiary

We acquired Wood Energy effective September 4, 2009 and our operating results discussed below include the consolidated results of operations of Banyan and Wood Energy for the three and six months ended June 30, 2010. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments, as reflected in the results of operations of Banyan for the three months and six months ended June 30, 2009. The “predecessor” results of operations for the three and six months ended June 30, 2009 include only the results of Wood Energy.

Revenues

Revenues include the pickup and disposal of scrap railroad ties for major Class I railroads, the sale of ties into the landscaper market and both ground and whole ties into the bio mass fuel markets.

The revenue for the three and six months ended June 30, 2010 was $1,365,680 and $2,622,238, respectively, compared to revenue of $0 for the three and six months ended June 30, 2009. In 2009, Banyan was a shell company and had no revenues other than interest earned on its cash balances. The revenue recorded in 2010 consists of the revenue generated by Banyan’s subsidiary, Wood Energy (the “predecessor”), which was acquired on September 4, 2009. For the three and six months ended June 30, 2009, the predecessor’s revenue was $1,040,086 and $2,619,928, or 31.3% and 0.1% less than the 2010 revenue for the three and six months ended June 30, 2010.

Revenues increased for the three months ended June 30, 2010 above the comparable 2009 period primarily due to: (i) the timing of completion of various tie pickup contract projects. Contract projects completed in the three months ended June 30, 2010 were $402,000 greater than the comparable period in 2009; (ii) the initiation of biomass fuel revenue from the grinding plant began in February 2010. Revenues from the sales of biomass fuel were $186,000 for the three months ended June 30, 2010 vs. none for the comparable period of 2009; and partially offset by a $350,000 reduction in sales of whole ties.

Gross margin

The gross margin was 7.3% and 20.1% in the three and six months ended June 30, 2010 compared to 0% in the 2009 periods, as there were no operations for Banyan in 2009. The gross margin for the predecessor for the three and six months ended June 30, 2009 was 13.8% and 18.8%.

The decrease in the gross margins for the three months ended June 30, 2010 compared to the comparable 2009 period is due primarily to an increase of 15% in the tie pickup sales as a percentage of total revenues (which have a lower margin than the other product lines); inefficiencies in the tie pickup process caused by customer work limitations negatively impacting our labor and project equipment efficiency; and the relatively reduced profitability  of tie pickup projects that were staffed with contract labor.

Also our gross margin for the three months ended June 30, 2010 was negatively impacted by (i) customer shutdowns limiting our delivery of the biomass fuel and (ii) grinding plant efficiency improvements which interrupted production, while we incurred the cost of the plant overhead.

General and administrative expenses

General and administrative expenses include: (i) Wood Energy costs such as compensation, amortization of identifiable intangible assets and insurance expenses and (ii) Banyan professional fees, stock compensation costs and other costs related to being a public company.

This table summarizes the general and administrative expenses for the three and six months ended June 30:

General and administrative costs	Three Months Ended June 30			Six Months Ended June 30
			Predecessor			Predecessor
	2010	2009	2009	2010	2009	2009

Professional fees and other public company costs	$130,425	$60,645	$1,686	$309,987	$103,656	$5,177
Amortization of intangible assets	65,632	-	-	131,265	-	-
Other costs	234,538	131,722	100,417	450,674	137,354	168,046
Consolidated general and administrative	$430,595	$192,367	$102,103	$891,926	$241,010	$173,223

For the three and six months ended June 30, 2010 costs increased approximately $136,000 and $478,000 or 46% and 115% respectively compared to the three and six months ended June 30, 2009 of the combined Company and predecessor expenses. These increases are primarily due to: (i) an increase of approximately $83,000 and $201,000 in professional fees and other costs related to being a public company incurred by Banyan for the three and six months ended June 30, 2010 over the comparable 2009 periods (the increase in professional fees for the six months was sharply higher due to non-recurring audit and accounting fees in conjunction with its work performed to incorporate its new subsidiary into the public filings); (ii) the amortization of identifiable intangible assets pertaining to the revaluation of assets upon the purchase of Wood Energy in September, 2009; and (iii) an increase of approximately $51,000 and $85,000 in compensation, rent and office services incurred for the three and six months ended June 30, 2010 over the comparable 2009 periods in connection with the transition of Banyan from a shell company to an operating company after the acquisition in September 2009 of Wood Energy.

Interest expense

Net interest expense for the three and six months ended June 30, 2010 was $70,677 and $159,635, compared to net interest expense of the combined Company and Predecessor for the 2009 comparable periods of $22,566 and $29,663 for the three and six months ended June 30, 2009. The increase in costs is due primarily to: interest expense related to the senior debt facilities incurred in connection with the acquisition of Wood Energy; interest expense on the credit line to support Wood Energy’s working capital requirements; and interest expense on capitalized leases for new equipment for the grinding plant and for increased tie pickup volume.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at June 30, 2010 was $49,484, as compared to $101,361 of cash and cash equivalents at December 31, 2009.

The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required for each project within the contract. Each project requires the completion of two major phases before a contract’s project is completed. Under the contract terms, we invoice 50% of the work upon completion of the first phase of each project, which is included in our balance sheet as deferred revenue. Upon the completion of the second phase the project and we invoice the remaining 50% and recognize that project’s revenue. The first phase is typically more cost intensive then the second phase.  All project costs are shown in our balance sheet as costs incurred related to deferred revenue, until the associated project is completed.

Deferred revenues as of June 30, 2010, were $558,234 for the completion of phase one of these projects and we will invoice another $558,234 upon contract completion (defined as the ties are delivered to our grinding plant for further processing). The costs incurred related to both phases of the projects are $808,052.  We expect the projects outstanding as of the balance sheet date to be completed before December 31, 2010. As of December 31, 2009 deferred revenue was $151,925 and the costs incurred related to these deferred revenues were $224,176.

To finance the acquisition of Wood Energy, we entered into a five-year senior secured term loan with a bank in the amount of $3.0 million. Banyan guaranteed the loan and Wood Energy is the borrower. Payments of $50,000 of principal and interest are due monthly. As of June 30, 2010, there was $2,550,000 outstanding under the term loan.  To obtain additional funds for the acquisition, Banyan also issued Series A Convertible Debentures bearing interest at the rate of 10%, payable semi-annually. We raised $1,525,000 through the issuance of the debentures. The debentures were due in five years, and were convertible into shares of common stock of Banyan at a conversion price of $2.00 a share. In February 2010, the holders of all of the convertible debentures elected to exchange their debentures for shares of Series A Convertible Preferred Stock. The terms of the preferred stock are substantially the same as the terms of the convertible debentures, except that Banyan has no obligation to redeem the preferred stock at any time. This exchange reduces our long-term cash requirements.

In connection with the acquisition of Wood Energy, we also obtained two bank credit lines in the amounts of $500,000 and $1.5 million for working capital and capital expenditures respectively. Maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures. On May 21, 2010, the Company and the bank amended the terms of the credit lines whereby the working capital and capital expenditures lines of credit are now $1,000,000 and $1,000,000, respectively. As of June 30, 2010, $200,000 and $605,000 were available under the working capital and capital expenditure lines, respectively. At this time, we have no material commitments for capital expenditures.

The term loan and lines of credit from the bank described above are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As of June 30th 2010, we were in compliance with the covenants.  Based on our operating plan as described below, we believe that we will comply with the loan covenants in the foreseeable future. However, we can make no assurances that we will maintain compliance with the loan covenants.

At June 30, 2010, we had a net working capital deficit of $1,328,802 and incurred negative cash flows from operating activities for the six months ended June 30, 2010 of $285,047. Although we anticipate that cash flow will improve in the second six months of 2010 as we complete our annual contracts with our major customer, the future timing of these customer contract completions and realization of our deferred revenues may not allow us to generate positive cash flow in the near future.

After our acquisition of Wood Energy, we adopted a plan designed to operate at a profit and generate positive cash flows from operations into the foreseeable future. Also, as mentioned above, we have availability under our credit facilities to help finance our cash needs should the need arise. Our working capital line of credit matures in September 2011 (as amended on May 21, 2010) and we believe that we will be able to refinance or extend the term of this facility, although we cannot guarantee that we will be able to do so on terms that are acceptable to us or at all. In addition, in February and June 2010 we sold 2,750 and 750 shares of convertible preferred stock respectively, resulting in proceeds of $272,500 and $75,000, respectively, which was used for working capital purposes. Although we believe that we will be able to successfully execute our plan and meet our future liquidity needs, there can be no assurances in this regard.

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

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2010. Further, except that we have instituted new controls over the internal control systems of Wood Energy, such as (i) adding a full time CFO and Controller at Banyan, and an assistant to the president of Wood Energy, (ii) increasing the oversight provided by Banyan’s executives over Wood Energy’s operations and financial activities, and (iii) procedures to more accurately identify direct costs incurred for each of Wood Energy’s tie pick up and disposal contracts, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

In February and June 2010 we sold, respectively, 2,725 and 750 shares of Series A preferred stock resulting in proceeds of $272,500 and $75,000, respectively, which was used for working capital purposes. The proceeds from the sale of preferred stock were used for working capital purposes. The issuance of the preferred shares to the debenture holders and the private placement of additional preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On June 1, 2009 The Company granted non-qualified stock options to purchase 87,500 shares of the Company’s common stock for $3.50 per share to the Company’s directors and officers in compensation for their service to the Company. The options were fully vested on the date of grant and expire on June 1, 2014. The options were not registered under the securities Act of 1933 (the “Act”) in reliance on the private offering exception from registration provided in paragraph 4(2) of the Act and related rule 506 of Regulation D.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 14.

Item 6.	Exhibits

10.1	Amendment to Loan and Security Agreement between The Wood Energy Group, Inc. and Fifth Third Bank dated May 21, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: August 16, 2010	/s/ Larry Forman
Larry Forman,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)