Form 10-Q
period 2010-09-30
Banyan Rail Services Inc.
filed 2010-11-15
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 342-W, Boca Raton, Florida 33431
(Address of principal executive offices)

561-443-7775
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
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,046,067 shares of common stock, $0.01 par value per share, as of November 9, 2010.

Table of Contents

Part I — Financial Information	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Cautionary Statement Concerning Forward-Looking Statements	14
Overview	14
Wood Energy	14
Recent Events	14
Issuance of Preferred Stock Series B	14
Critical Accounting Policies and Estimates	15
Reverse Stock Split	15
Pro Forma Consolidated Results of Operations - Banyan and Subsidiary	15
Revenues	16
Gross margin	17
General and administrative expenses	17
Interest expense	18
Financial Condition and Liquidity	18
Off-Balance Sheet Arrangements	19
How to Learn More about Banyan	19
Item 4. Controls and Procedures	19
Part II — Other Information	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

Part I — Financial Information — Item 1.  Financial Statements

Banyan Rail Services Inc. and Subsidiary
 Condensed Consolidated Balance Sheets
 As of

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$649,281	$101,361
Accounts receivable - trade	632,632	533,661
Inventory	48,041	-
Due from sellers	-	341,863
Cost incurred related to deferred revenue	1,216,828	224,176
Prepaid expenses and other current assets	66,971	5,362
Total current assets	2,613,753	1,206,423

Property and equipment, net	2,452,116	2,146,086
Other assets
Deferred loan costs, net	169,558	199,993
Deferred income taxes	359,171	-
Identifiable intangible assets, net	1,627,930	1,824,827
Goodwill	3,658,364	3,658,364
Deposit	12,059	-
Total other assets	5,827,082	5,683,184
Total assets	$10,892,951	$9,035,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,102,575	$871,533
Deferred revenue	834,465	151,925
Line of credit	1,000,000	275,000
Current portion of long-term debt	680,149	619,206
Current portion of capital leases	93,133	-
Dividends Payable	79,684	-
Income tax payable	42,985	35,375
Total current liabilities	3,832,991	1,953,039
Deferred income taxes	-	110,088
Long-term debt, less current portion	2,132,162	2,567,394
Capital Leases, less current portion	182,913	-
Convertible debentures, net	-	441,073
Total liabilities	6,148,066	5,071,594
Commitments and contingencies	-	-
Stockholders' equity
Series A Preferred stock, $100 par value. 20,000 shares authorized. 19,600 issued at September 30, 2010	196	-
Series B Preferred stock, $100 par value. 10,000 shares authorized. 2,500 shares issued at September 30, 2010	249,642	-
Common stock, $0.01 par value. 75,000,000 shares authorized. 3,045,856 and 3,020,414 shares issued at September 30, 2010 and December 31, 2009, respectively	30,458	30,204
Additional paid-in capital	93,029,253	91,885,935
Accumulated deficit	(88,493,975)	(87,881,351)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,744,885	3,964,099

Total liabilities and stockholders' equity	$10,892,951	$9,035,693

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Banyan Rail Services		Predecessor	Banyan Rail Services		Predecessor
	Nine Months Ended September 30,		Eight Months Ended August 31,	Three Months Ended September 30,		Two Months Ended August 31,
	2010	2009	2009	2010	2009	2009
Revenues	$4,000,223	$377,126	$3,520,450	$1,377,984	$377,126	$900,522
Cost of sales	$3,178,068	169,407	2,824,237	$1,082,034	169,407	799,210
Gross profit	$822,155	207,719	696,213	$295,950	207,719	101,312
General & administrative expenses	$1,292,862	354,246	560,684	$400,936	113,236	153,418
Acquisition costs for Wood energy	$-	100,354	-	$-	100,354	-
Write off of acquisition costs not completed	$-	508,349	-	$-	508,349	-
Income (loss) from operations	$(470,707)	(755,230)	135,529	$(104,986)	(514,220)	(52,106)
Other expenses (income)
(Gain) on extinguishment of debt	$(25,092)	-	-	$-	-	-
Interest expense	$239,783	24,818	45,971	$80,418	34,288	6,838
Income (loss) before income taxes	$(685,399)	(780,048)	89,558	$(185,404)	(548,508)	(58,944)
Income tax provision (benefit)	$(72,774)	30,000	36,600	$(77,074)	30,000	30,400
Net profit (loss)	$(612,625)	$(810,048)	$52,958	$(108,330)	$(578,508)	$(89,344)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	$(127,441)	-	-	$(38,967)	-	-
Amortization of beneficial conversion feature discount on preferred stock	$(1,959,855)	-	-	$(87,355)	-	-
Total dividends for the benefit of preferred stockholders	$(2,087,296)	-	-	$(126,322)	-	-
Net income (loss) attributable to common stockholders	$(2,699,921)	$(810,048)	$52,958	$(234,651)	$(578,508)	$(89,344)

Weighted average number of common shares outstanding:
Basic and diluted	3,042,387	2,607,432		3,045,959	2,607,432

Net income (loss) per common share:
Basic and diluted	$(0.89)	$(0.31)		$(0.08)	$(0.22)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Predecessor Eight Months Ended August 31,
	2010	2009	2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$(612,625)	$(810,049)	$52,958
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	332,119	21,405	225,678
Amortization of identifiable intangible assets	196,898	-	-
Stock compensation expense	63,066	87,500	-
Deferred income taxes	(80,384)	-
Amortization of deferred loan costs	30,436	3,364	-
Amortization of beneficial conversion feature	15,269	-	-
Gain on extinguishment of debt	(25,092)	-	-
Amortization of discount on convertible debenture	-	14,770	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(98,971)	(102,149)	(194,105)
Decrease (increase) in inventory	(48,041)	-	-
Decrease (increase) in costs incurred related to deferred revenue	(992,653)	(89,307)	321,625
Decrease (increase) in due from Sellers	341,863	-	-
Decrease (increase) in prepaid expenses and other current assets	(61,609)	28,538	-
Decrease (increase) in other assets	(12,059)	-	-
Increase (decrease) in accounts payable and accrued expenses	231,042	56,828	337,496
Increase (decrease) in income taxes payable	7,610	30,000	36,600
Increase (decrease) in deferred revenue	682,540	103,047	(513,219)
Net cash provided by (used in) operating activities	(30,591)	(656,053)	267,033
Cash flows from investing activities:
Acquisition of property and equipment	(310,892)	(29,500)	(205,830)
Purchase of net assets in the acqusition of Wood, net of cash acquired	-	(4,724,362)	-
Deferred acqusition costs	-	340,000	-
Net cash used in investing activities	(310,892)	(4,413,862)	(205,830)
Cash flows from financing activities:
Proceeds from long-term debt	75,711	3,000,000	88,274
Deferred loan costs	-	(201,814)	-
Proceeds from line of credit	725,000	-	-
Preferred dividends paid	(47,756)	-	-
Payment of capital leases	(51,211)	-	(96,665)
Proceeds from exercise of stock options	37,500	-	-
Proceeds from sale of preferred stock	600,160	-	-
Payments of long-term debt	(450,000)	-	(32,684)
Proceeds from convertible debentures	-	1,125,000	-
Purchase of treasury stock	-	(62,500)	-
Net cash provided by (used in) financing activities	889,404	3,860,686	(41,075)
Net increase (decrease) in cash and cash equivalents	547,921	(1,209,229)	20,128
Cash and cash equivalents, beginning of period	101,361	1,613,173	2,175
Cash and cash equivalents, end of period	$649,282	$403,944	$22,303
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$128,601	$36,543	$45,971
Taxes	$-	$-	$-
Non cash financing activities:
Issuance of preferred stock for exchange of convertible debentures	$1,525,000	$-	$-
Issuance of convertible debentures for purchase of Wood	$-	$400,000	$-
Issuance of common stock for purchase of Wood	$-	$1,166,667	$-
Preferred stock dividend in excess of payments	$79,684	$-	$-
Property acquired under capital leases	$327,257	$-	$-

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
 Consolidated Statements of Stockholders’ Equity
 Periods Ended December 31, 2009 and September 30, 2010

	Common Stock		Preferred Stock		Additional			Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Paid in Capital	Accumulated Deficit	Subscription Receivable	Shares	Amount	Total
Stockholders’ equity January 1, 2009	2,612,081	$26,121	-	-	$89,768,476	$(87,833,681)	-	3,276	$(8,189)	$1,952,727
Proceeds from exercise of stock options	75,000	750	-	-	111,750	-	-	-	-	112,500
Purchase of treasury stock	-	-	-	-	-	-	-	25,000	(62,500)	(62,500)
Stock compensation expense	-	-	-	-	87,500	-	-	-	-	87,500
Convertible debentures beneficial conversion feature	-	-	-	-	754,875	-	-	-	-	754,875
Issuance of shares for acquisition of Wood Energy	333,333	3,333	-	-	1,163,335	-	-	-	-	1,166,668
Net loss for the year ended December 31, 2009	-	-	-	-	-	(47,669)	-	-	-	(47,669)
Stockholders’ equity December 31, 2009	3,020,414	30,204	-	-	91,885,936	(87,881,350)	-	28,276	(70,689)	3,964,101
Issuance of preferred stock - Series A	-	-	19,600	196	1,170,090	-	-	-	-	1,170,286
Issuance of preferred stock - Series B	-	-	2,500	249,642	358	-	-	-	-	250,000
Stock compensation expense	-	-	-	-	63,066	-	-	-	-	63,066
Exercise of stock options	25,000	250	-	-	37,250	-	-	-	-	37,500
Net loss for the nine months ended September 30, 2010	-	-	-	-	-	(612,625)	-	-	-	(612,625)
Preferred stock dividends	-	-	-	-	(127,441)	-	-	-	-	(127,441)
Rounding	442	4	-	-	(6)	-	-	-	-	(2)
Stockholders’ equity September 30, 2010	3,045,856	$30,458	22,100	$249,838	$93,029,253	$(88,493,975)	-	28,276	$(70,689)	$4,744,885

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

Certain reclassifications have been made to the 2009 financial statements to conform to the classifications used in 2010. In April 2010, the Company effected a 1 for 10 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect this transaction.

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

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full 2010 year.

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition

The Company utilizes the completed performance method of accounting for revenue recognition. The Company recognizes revenue for the pick-up and disposal of railroad ties upon the completion of the scope of work required under its contract projects. At that point evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. Accordingly, billings for services for which projects have not been completed have been recorded as deferred revenue. Direct costs, including payroll, outside labor and trucking expenses that are related to the pick-up and disposal of the railroad ties as well as certain indirect costs, are deferred until the related revenue is recognized and recorded as costs incurred related to deferred revenue. The Company also receives revenue from the processing of railroad ties into saleable biomass fuel and the sale of certain railroad ties to landscapers and other railroad tie processors. These revenues are recorded when the ties or derivative materials are delivered to the customer.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. This  inventory is accumulated to service the landscape tie market.

Note 4. New Accounting Pronouncement

Disclosures about Loss Contingencies

The proposed ASU would amend ASC Topic 450 and require additional information to be disclosed concerning all reasonably-possible loss contingencies. In addition, the disclosure threshold would be lowered to include remote contingencies under certain conditions, and public companies would be required to provide a tabular analysis of the activity in recognized (accrued) loss contingencies for the period. The new disclosure requirements would be effective for annual financial statements covering fiscal years ending after December 15, 2010 and for interim periods thereafter. The Company does not expect the amended guidance to have a material effect on its disclosures.

Note 5.  Capital Leases

The Company leases equipment used in its operations under capital leases that expire over three to four years.
Payments under these capital leases were $28,623 and $62,477 for the three and nine months ended September 30, 2010. There were no payments in the comparable periods of 2009.  At September 30, 2010, the total future minimum rental commitments under all the above operating leases are as follows:

Fiscal year ending December 31,
2010	$28,626
2011	114,505
2012	114,505
2013	54,521
Net minimum lease payments	312,158
Less amount representing interest	36,112
Present value of net minimum lease payments	276,046
Amount representing current portion	(93,133)
Capital leases payable, less current portion	182,913

Note 6. Convertible Debentures and Preferred Stock

On February 1, 2010, the Company initiated an exchange of its outstanding convertible debentures for shares of convertible preferred stock. The holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of Series A Convertible preferred stock were issued. Similar to the debentures, holders of the Series A Convertible preferred stock are entitled to an annual cash dividend of 10% payable semi-annually, and each share of preferred stock is convertible into 50 shares of common stock. The holders of the preferred stock are not entitled to redeem their shares for cash. The preferred stock is convertible at the holder’s option into shares of common stock of Banyan. In accordance with ASC 470-20, the Company has determined that the preferred stock includes a beneficial conversion feature and a discount valued at $1,525,000 has been accounted for as a dividend. A gain of $25,092 was recorded on the extinguishment of this debt for the three months ended March 31, 2010.

The Company issued 4,345 additional shares of Series A Convertible preferred stock during the nine months ended September 30, 2010. The Company has determined that these issuances also include beneficial conversion features and discounts valued at $ $434,500 and $87,000 which have been accounted for as dividends for the nine and three months ended September 30, 2010, respectively. The proceeds were used for working capital purposes.

On October 18, 2010, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series B Preferred Stock. The issuance price of the Series B Preferred Stock is $100 a share and it is convertible by the holder at any time after certain events (the dates of which cannot presently be determined) have occurred or October 15, 2013, into the Company’s common stock at a price of $2.25 per share of common stock, subject to adjustment for stock dividends, stock splits and reorganizations.  At that time the Company may also elect to convert or redeem the Series B Preferred Stock.  The Series B Preferred Stock ranks senior to the common stock and pari-passu with the Series A Preferred Stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.

On October 20, 2010, pursuant to a subscription agreement dated September 29, 2010, the Company issued 2,500 shares of its newly-authorized Series B Preferred Stock to Patriot Rail Services Inc. Gary O. Marino, the Company’s chairman and chief executive officer, is the president and a significant stockholder of Patriot’s parent company.  The preferred shares were issued for $100 a share, or $250,000 in the aggregate.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

	Nine Months Ended		Predecessor
	September 30,		Eight Months Ended
	2010	2009	August 31, 009
Current expense	$7,610	$30,000	$7,400
Deferred Tax benefit	(80,384)	-	-
	$(72,774)	$30,000	$7,400

The current provision for income taxes for the Company and the predecessor company relates to uncertain tax positions indentified in ASC 740 (Income Taxes).

The components of deferred income tax assets and liabilities are as follows:

	September 30, 2010	December 31, 2009
Long-term deferred tax assets:
Stock compensation benefit	$190,749	$169,307
Net operating loss carryforward	1,154,742	1,204,142
Total long-term deferred tax assets	1,345,491	1,373,449
Valuation allowance	-	-
	1,345,491	1,373,449

Long-term deferred tax liabilities:
Convertible debenture	-	(368,535)
Intangible assets	(553,497)	(620,442)
Property and equipment	(439,529)	(494,560)
Total long-term deferred tax liabilities	(993,026)	(1,483,537)

Net deferred tax assets (liabilities)	$352,465	$(110,088)

Our Federal net operating loss (“NOL”) carryforward balance as of September 30, 2010 was $3,853,051, expiring between 2010 and 2029. Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will be realized.

A schedule of the NOLs is as follows:

NOL carryforward by year:
1996	$111,017
1997	66,707
1998	184,360
1999	187,920
2000	25,095
2001	104,154
2002	15,076
2003	96,977
2004	78,293
2005	70,824
2006	48,526
2007	180,521
2008	534,087
2009	1,444,831
Subtotal	3,148,388
Current year tax loss	247,911
Available NOL	$3,396,299

The Company adopted the provisions of ASC 740, on January 1, 2007. The statute of limitations is still open on years 2007 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more-likely-than–not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open.

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2007.

Note 8. Earnings per Share

The Company excluded from the diluted earnings per share calculation 61,000 shares related to stock options and 1,047,400 shares issuable upon conversion of convertible preferred stock that were outstanding at September 30, 2010, as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s Board of Directors and officers and employees as part of their compensation. The options activity is as follows for year ending December 31, 2009 and the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance January 1, 2009	212,500	$2.50		2.5 years	$160,000
Options granted	87,500	3.50	$87,500	4.2 years	-
Options exercised	(75,000)	1.50			(112,500)
Balance December 31, 2009	225,000	3.20			47,500
Options granted	140,500	2.91	$121,125	4.5 years	153,145
Options exercised	(25,000)	1.50			(62,500)
Balance, June 30, 2010	340,500	$3.19		3.1 years	$270,250

Prior to June 30, 2010 the Company had not adopted a formal stock option plan.  The number of options issued and the grant dates were determined at the discretion of the Company’s Board. On July 1, 2010 at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved under which 300,000 options may be issued. 18,000 options have been granted under this plan. Outstanding options vest at the date of grant or over a period of one or three years. The options are exercisable for periods not exceeding three to five years from the date of grant.

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. With a change in management in 2008, it was determined that the Company would seek acquisitions in railroad related businesses.  Accordingly, the 2010 and 2009 expected volatility rate was estimated using the average volatility rates of seven public companies in the railroad industry. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical forfeitures. The assumptions used in the option-pricing models during 2010 and 2009 were as follows:

	2010	2009
Risk free interest rate	1.39-2.37%	2.55%
Expected life (years)	5	5
Expected volatility	29%	27%
Dividend yield	0	[0]

Note 10. Major Customers

For the three and nine months ended September 30, 2010, the Company earned 61% and 69% of its revenues under a contract with one major customer (88% of outstanding accounts receivable - trade) and 27% and 21% of its revenues under a contract with another major customer (3% of outstanding accounts receivable - trade). For the three and nine months ended September 30, 2009, the Company earned 78% and 72% of its revenues under a contract with one major customer.

Note 11. Related Party Transactions

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services. Such persons are compensated via the issuance of stock options which are recognized as a non-cash expense in the Company’s financial statements.

In 2009, Wood Energy entered into two 5-year employment agreements with individuals who are common and preferred stockholders and Banyan entered into a month-to-month consulting agreement with an individual who is a common and preferred stockholder. The expense under these agreements for the three and nine-month periods ended September 30, 2010 was $104,000 and $312,000, respectively.

The Company’s officers and directors own a total of 10,000 shares of the Series A convertible preferred stock outstanding as of September 30, 2010.

As described in Note 6. Convertible Debentures and Preferred Stock, pursuant to a subscription agreement dated September 29, 2010, the Company issued 2,500 shares of its newly-authorized Series B Preferred Stock to Patriot Rail Services.  Gary O. Marino, the Company’s chairman and chief executive officer, is the president and a significant stockholder of Patriot Rail Services, Inc’s parent company.

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain preferred and common stock ownership and management, for $5,000 per month.

Note 12. Subsequent Event

On October 29 2010, Wood Energy purchased grinding equipment complementing its existing process to more efficiently convert ties into biomass fuel. The equipment cost $460,000 and was financed largely through one of the Wood Energy credit lines.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

• executing our acquisition/expansion plan by identifying and acquiring additional operating companies;
• obtaining appropriate funding to complete potential acquisitions;
• generating adequate revenue and cash to service our debt and meet our bank loan financial covenants;
• complying with SEC regulations and filing requirements applicable to us as a public company;
• the impact of current or future laws and government regulations affecting the disposal of rail ties and our  operations;
• any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts;
• changing external competitive, business, technology, weather or economic conditions;
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

Overview

In September 2009, we acquired The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments. Currently our management team is focused on acquisition opportunities and additional sources of funding. We are focusing our efforts on railroad track construction, and railroad repair and maintenance businesses, and may explore potential acquisitions in other industries as well.

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

Wood Energy’s services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape tie market or having the ties ground to create chipped wood for subsequent sale as biomass fuel to the co-generation market. In 2009, we recovered over one million railroad ties, 73% of which were used by the co-generation market, 22% for the landscape market and 5% went to landfill.

Recent Events

Issuance of Preferred Stock Series B

On October 18, 2010, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series B Preferred Stock. The issuance price of the Series B Preferred Stock is $100 a share and it is convertible by the holder at any time after certain events (the dates of which cannot presently be determined) have occurred or October 15, 2013, into the Company’s common stock at a price of $2.25 per share of common stock, subject to adjustment for stock dividends, stock splits and reorganizations.  At that time the Company may also elect to convert or redeem the Series B Preferred Stock.  The Series B Preferred Stock ranks senior to the common stock and pari-passu with the Series A Preferred Stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.

On October 20, 2010, pursuant to a subscription agreement dated September 29, 2010, the Company issued 2,500 shares of its newly-authorized Series B Preferred Stock to Patriot Rail Services Inc. Gary O. Marino, the Company’s chairman and chief executive officer, is the president and a significant stockholder of Patriot.  The preferred shares were issued for $100 a share, or $250,000 in the aggregate.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the nine months ended September 30, 2010, there were no significant changes to the critical accounting policies that we disclosed in our 2009 Form 10-K filed with the SEC on April 15, 2010. Please see a complete list of significant accounting policies in Note 3 of the notes to our consolidated financial statements included with our 2009 Form 10-K. In addition, a summary of significant accounting policies is included in Note 3 of the notes to the financial statements included with this Form 10-Q.

Reverse Stock Split

In April 2010, the Company effectuated a 1-for-10 reverse stock split pursuant to which each stockholder received one share of common stock for every ten shares owned prior to the reverse split. All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect this reverse stock split.

Pro Forma Consolidated Results of Operations - Banyan and Subsidiary

Our actual results of operations for the three month and nine month periods ended September 30, 2010 and 2009 do not provide a meaningful basis for comparison and analysis since we only have been an operating company since we acquired Wood Energy on September 4, 2009. To provide a more comprehensive analysis of the combined operating results of Banyan together with those of Wood Energy for the three and nine month periods ended September 30, 2010 and 2009, the following selected pro forma financial information combines Banyan’s and Wood Energy’s unaudited results, as if Banyan had acquired Wood Energy as of January1, 2009.

Pro Forma Consolidated Results of Operations

	For the nine months ended September 30,				For the three months ended September 30,
		Pro Forma	Variance			Pro Forma	Variance
	2010	2009	$	%	2010	2009	$	%
Revenues	$4,000,223	$3,897,576	102,647	3%	$1,377,984	$1,277,648	100,336	8%
Cost of goods sold	$3,178,068	2,993,644	(184,424)	-6%	1,082,034	968,617	113,417	12%
Gross profit	$822,155	903,932	(81,777)	-9%	295,950	309,031	(13,081)	-4%
General & administrative expenses	$1,292,862	914,930	(377,932)	-41%	400,936	266,654	134,282	-50%
Loss from operations before
acquisition costs	$(470,707)	(10,998)	(459,709)	-4180%	(104,986)	42,377	(147,363)	348%
Acquisition costs for Wood Energy	$-	100,354	100,354	-	-	100,354	(100,354)	-
Write off of acquisition costs not
completed	$-	508,349	508,349	-	-	508,349	(508,349)	-
Interest expense - net	$239,783	70,789	(168,994)	-239%	80,418	41,126	39,292	-96%
Gain on extinguishment of debt	$(25,092)	-	(25,092)	-	-	-	-	-
Loss before income taxes	$(685,399)	(690,490)	5,091	1%	(185,404)	(607,452)	(186,655)	-31%
Income tax provision (benefit)	$(72,774)	66,600	139,374	209%	(77,074)	60,400	(137,474)	228%
Net loss	$(612,625)	(757,090)	144,465	19%	(108,330)	(667,852)	559,522	84%

Revenues

Revenues include the pickup and disposal of railroad ties, the sale of ties to landscape tie distributors and to other tie converters and the conversion of railroad ties into biomass fuel.

	Revenues for the nine months ended 9/30/10			Revenues for the three months ended 9/30/10
	9/30/2010	9/30/2009	% Variance	9/30/2010	9/30/2009	% Variance
Bio Mass fuel	$833,568	-	-	$370,873	-	-
Tie pick-up	2,763,229	2,988,210	-8%	835,652	1,051,338	-21%
Tie and Wood Sales	403,426	909,366	-56%	171,458	226,310	-24%
Total	$4,000,223	$3,897,576	3%	$1,377,983	$1,277,648	8%

Revenue for the nine months ended September 30, 2010 was $102,647 or 3% greater than comparable period in 2009. In February 2010 the company initiated biomass fuel production utilizing industrial grinding equipment. Revenues from the sales of biomass fuel were $833,568 for the nine months ended September 30, 2010 whereas the company had not entered into the biomass fuel market until 2010.

This increase was offset by lower tie sales of $505,940, or 56%, and a reduction of tie pick-up revenues of $224,981, or 8%. Sales of wood ties that were sold to other tie grinders was reduced by approximately $400,000 from $500,000 for the nine months in 2009. The 2010 decline in tie and wood sales resulted from the decision to process the collected ties for the biomass fuel market where it would realize higher selling prices margins.

The reduction in tie pick up revenue resulted primarily from larger individual projects. The Company has been working these larger projects in 2010 which have resulted in extending the period of time before its completion and the associated revenue recognition. An additional impact is that deferred revenue on the balance sheet has increased by $682,000 as compared to December 31, 2009. The Company anticipates that a high proportion of these projects will be completed and recognized as revenue during the fourth quarter of 2010.

Revenues increased for the three months ended September 30, 2010 above the comparable 2009 period by $100,335 or 8% as a result of new revenues from the sale of biomass fuel of $370,873 in 2010 partly offset by a decrease in tie pick up revenue of $215,686, or 21%, due to the increase in project length noted above.

Gross margin

Gross margin for the nine months ended September 30, 2010 was 9% lower than the comparable period in 2009 The decline is attributable the relative proportion of the biomass fuel to tie and wood revenues. The margin on the tie and wood sales during the period was not compensated for by a sufficient increase in the biomass fuel revenues to compensate for the difference in margin rates. Our biomass fuel customer incurred several unplanned shutdowns and postponed receipts of biomass fuel due to their equipment malfunctions. Wood Energy also incurred equipment modification expenses which negatively impacted production and margin. This problem has since been corrected. These challenges have negatively influenced margins as a high proportion of the production cost is fixed or independent of the volume of processing.

As a consequence of the events in the biomass fuel production, during the nine months ended September 30, 2010, ties available for processing and subsequent shipment have increased $305,000 to approximately $465,000 (when valued at selling price).

Gross margin for the three months ended September 30, 2010 was 4% lower than the comparable period in 2009 due primarily to tie-pickup labor costs increased as a proportion of revenues due to the need to use more expensive contract labor caused by increased unit volume in the 2010 period and inefficient scheduling coordination with its major customer. This problem has since been corrected. Additionally as noted above, our biomass fuel customer experienced several unplanned equipment failures.  Wood Energy also incurred equipment modification expenses to improve future cost efficiencies.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The below table summarizes the general and administrative expenses for the nine and three months ended September 30:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance %	2010	2009	Variance %
Compensation costs	$548,863	$523,370	-5%	$142,693	$80,083	-78%
Professional fees and public company costs	$271,698	151,957	-79%	37,189	87,259	57%
Amortization of intangible assets	$196,898	-	ND	65,633	-	ND
Other costs	$275,404	239,603	-15%	109,621	99,312	-10%
Consolidated general and administrative	$1,292,863	$914,930	-41%	$355,136	$266,654	-33%

General and administrative expenses for the nine months ended September 30, 2010

For the nine months ended September 30, 2010 costs increased $377,932 or 41% as compared to the same period in 2009. This increase is primarily due to: (i) the amortization cost of $196,898 for identifiable intangible assets pertaining to the revaluation of assets upon the purchase of Wood Energy in September, 2009; (ii) an increase of $119,741 in professional fees and other costs related to being a public company, which were sharply higher due to non-recurring audit and accounting fees in conjunction with work performed to incorporate its new subsidiary into the public filings; and (iii) an increase of $61,294 in compensation, rent and office services incurred for the nine months ended September 30, 2010 over the comparable 2009 periods in connection with the transition of Banyan from a shell company to an operating company after the acquisition in September 2009 of Wood Energy.

General and administrative expenses for the three months ended September 30, 2010

For the three months ended September 30, 2010 costs increased $88,482 or 33% as compared to the same period in 2009. This increase is primarily due to: (i) the amortization cost of $65,633 for identifiable intangible assets pertaining to the revaluation of assets upon the purchase of Wood Energy in September, 2009; and (ii) an increase of $62,610 in compensation costs as we increased the management team by adding a full time CFO late in the second quarter of 2010.

Interest expense

Net interest expense for the nine and three months ended September 30, 2010 was $239,784 and $80,418, compared to $70,789 and $41,126 for the comparable periods in 2009. The increases of 239% and 96% respectively result from: (i) interest expense related to the senior debt facilities incurred in connection with the acquisition of Wood Energy; (ii) interest expense on the credit line to support Wood Energy’s increased working capital requirements; and (III) interest expense on capitalized leases and debt for equipment acquired in 2010 for our new grinding facility and to support increased tie pickup volume.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at September 30, 2010 was $649,281, as compared to $101,361 of cash and cash equivalents at December 31, 2009.

The Company utilizes the completed performance method of accounting for revenue recognition. The Company recognizes revenue for the pick-up and disposal of railroad ties upon the completion of the scope of work required by the customer for each project and based on the historical agreement between the customer and Wood Energy of the defined “final act” (defined as the ties are delivered to our grinding plant for further processing).

Each project requires the completion of two major phases before a contract’s project is completed. Under the contract terms, we invoice 50% of the work upon completion of the first phase of each project, which is deferred revenue in our balance sheet. Upon the completion of the second phase the project, we invoice the remaining 50% and recognize 100% of that project’s revenue. The first phase is typically more cost intensive then the second phase.  These project costs are shown in our balance sheet as costs incurred related to deferred revenue, until the associated project is completed.

Deferred revenues as of September 30, 2010, were $834,465 for the completion of phase one of these projects and we will invoice another $834,465 upon contract completion. The costs incurred related for both phases of the projects are estimated to be $1,216,828.  We expect the majority of the projects outstanding as of September 30, 2010 to be completed before December 31, 2010. As of December 31, 2009 deferred revenue was $151,925 and the costs incurred related to these deferred revenues were $224,176. The increase in the simultaneous number of tie pick-up projects and the expanded unit volume of certain projects has increased our cash requirements.

To finance the acquisition of Wood Energy, we entered into a five-year senior secured term loan with a bank in the amount of $3.0 million. Banyan guaranteed the loan and Wood Energy is the borrower. Payments of $50,000 of principal and interest are due monthly. As of September 30, 2010, there was $2,400,000 outstanding under the term loan.  To obtain additional funds for the acquisition, Banyan also issued Series A Convertible Debentures bearing interest at the rate of 10%, payable semi-annually. We raised $1,525,000 through the issuance of the debentures. The debentures were due in five years, and were convertible into shares of common stock of Banyan at a conversion price of $2.00 a share. In February 2010, the holders of all of the convertible debentures elected to exchange their debentures for shares of Series A Convertible Preferred Stock. The terms of the preferred stock are substantially the same as the terms of the convertible debentures, except that Banyan has no obligation to redeem the preferred stock at any time. This exchange reduces our long-term cash requirements.

In connection with the acquisition of Wood Energy, we also obtained two bank credit lines in the amounts of $500,000 and $1.5 million for working capital and capital expenditures respectively. Maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures. On May 21, 2010, the Company and the bank amended the terms of the credit lines whereby the working capital and capital expenditures lines of credit are now $1.0 Million and $1.0 Million, respectively. As of September 30, 2010, $588,000 was available under the capital expenditure line. As of the balance sheet date we committed to the purchase of another enhancement to the grinding production in the amount of $460,000 of which 80% will be drawn from the available capital expenditure. We have no other material commitments for capital expenditures. We have utilized all of the working capital line primarily as a result of the costs incurred for each project until the second phase of the project is completed.

The term loan and lines of credit from the bank described above are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As of September 30, 2010, we were in compliance with the covenants. Based on our operating plan as described below, we believe that we will comply with the loan covenants in the foreseeable future. However, we can make no assurances that we will maintain compliance with the loan covenants.

At September 30, 2010, we had a net working capital deficit of $1,219,238 and incurred negative cash flows from operating activities for the nine months ended September 30, 2010 of $30,589. Although we anticipate that cash flow will improve in the last three months of 2010 as we complete our annual contracts with our major customer, the future timing of these customer contract completions and realization of our deferred revenues may not allow us to generate positive cash flow in the near future.

Our working capital line of credit matures in July 2011 (as amended on May 21, 2010) and we believe that we will be able to refinance or extend the term of this facility, although we cannot guarantee that we will be able to do so on terms that are acceptable to us or at all. In addition, during 2010 we have sold 4,350 and 2,500 convertible preferred shares of Series A and B respectively, resulting in net proceeds of $375,000 and $250,000, respectively, which was used for working capital purposes. Although we believe that we will be able to successfully execute our plan and meet our future liquidity needs, there can be no assurances in this regard.

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

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our CEO, Gary O. Marino, at 561-443-7775.

Item 4.  Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2010. Further, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We sold 870 shares of Series A preferred stock between July 1 and September 30, 2010 to private investors resulting in proceeds of $87,000. In September we sold 2,500 shares of Series B preferred stock to Patriot Rail Services Inc. resulting in proceeds of $250,000. The sales proceeds from both were used for working capital purposes. The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

During August 2010, the Company granted qualified stock options to purchase 18,000 shares of the Company’s common stock for $3.70 per share to the Company’s officers and employees in compensation for their services to the Company. The options vest over a period of one or three years and expire five years from the grant date. The options were not registered under the securities Act of 1933 (the “Act”) in reliance on the private offering exception from registration provided in paragraph 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 5.  Other Information

For information regarding significant events of the third quarter, please turn to “Recent Events” on page 14.

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

Banyan Rail Services Inc.

Date: November 15, 2010	/s/ Larry Forman
Larry Forman,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)