Form 10-K
period 2010-12-31
Banyan Rail Services Inc.
filed 2011-04-04
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                           Accelerated Filer ☐

Non-accelerated filer ☐                                                               Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $8,357,969.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  3,045,856 shares of common stock, $0.01 par value per share, as of March 15, 2011.

Table of Contents

PART I		3
Forward Looking Statements		3
Item 1.	Business.	3
	Employees	8
	Our History Prior to Acquiring Wood Energy	8
Item 1A.	Risk Factors.	7
Item 2.	Properties.	12
Item 3.	Legal Proceedings.	12
PART II		13
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	13
Item 6.	Selected Financial Data.	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 8.	Financial Statements and Supplementary Data.	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	23
Item 9A.	Controls and Procedures.	23
Item 9B.	Other Information.	23
PART III		24
Item 10.	Directors, Executive Officers and Corporate Governance.	24
Item 11.	Executive Compensation.	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	28
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	29
Item 14.	Principal Accounting Fees and Services.	29
Item 15.	Exhibits, Financial Statement Schedules.	31
SIGNATURES		33

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

Forward Looking Statements
This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,”“could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	executing our acquisition/expansion plan by identifying and acquiring additional operating companies;
•	obtaining appropriate funding to complete potential acquisitions;
•	generating adequate revenue and cash to service our debt and meet our bank loan financial covenants;
•	complying with SEC regulations and filing requirements applicable to us as a public company;
•	the impact of current or future laws and government regulations affecting the disposal of rail ties and our operations, including recent EPA actions designating railroad ties as solid waste;
•	renewing or refinancing our line of credit that matures in July 2011;
•	changing external competitive, business, weather or economic conditions;
•	successfully operating Wood Energy;
•	changes in our relationships with employees or with our customers;
•	the market opportunity for our services, including expected demand for our services;
•	maintaining our relationships with Class I railroads; and
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

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

Item 1.      Business.

On September 4, 2009, we completed the acquisition of all of the issued and outstanding stock of The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal.  The purchase price was $6,169,036, consisting of $5,002,369 in cash and $1,166,667 or 333,334 shares of common stock of Banyan.  Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments.

Wood Energy, headquartered in St. Louis, Missouri, is one of the nation’s largest railroad tie recovery/energy generation companies.  Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million) and industrial customers.  Prior to 2001, Wood Energy’s founder Greg Smith provided the same services through Wood Waste Energy, Inc., a company he founded in 1991, built into the largest railroad tie recovery business in the U.S., and sold in 1999.  We operate primarily in Texas and Louisiana. Our services include removing scrap railroad ties and grinding the ties to create chipped wood for sale as biomass fuel to the co-generation market, disposing of the ties by selling them to the landscape tie market or disposing them into landfills.  In 2010, we removed and disposed of approximately 1,700,000 railroad ties, 78% of which were used by the co-generation market, 19% for the landscape market and 3% for landfill.

We believe our strengths include:

•	A proven senior management team;
•	Long-term contracts that provide a stable and consistent revenue stream;
•	An efficient and profitable operating methodology;
•	Management personnel with the expertise to grow the alternative fuel segment of the business;
•	The significant opportunity for long-term growth of roll-ups of other North American railroad tie reclamation and disposal companies; and
•	Creating economies of scale through Wood Energy’s regional expansion.

Our management team continues to investigate acquisition opportunities and additional sources of financing. Currently we are focusing our efforts on railroad track construction, repair and maintenance businesses and other railroad tie reclamation and disposal companies, but may explore potential acquisitions in other industries as well.

Revenue Sources

Currently, the Company has four sources of revenue:

•	Railroad Tie Reclamation and Disposal – the Company charges Class I railroads for the removal and disposal of scrap railroad ties from their tracks;
•	Railroad Tie Sales – the Company sells ground ties as a biomass fuel source to the co-generation market;
•	Landscape Ties – the Company sells higher-quality reclaimed railroad ties to wholesale landscape companies; and
•	Wood Products – the Company sells scrap railroad ties to third parties for processing for co-generation markets as biomass fuel.

We have a contract expiring in 2014 with Union Pacific Corporation, a Class I railroad, for the reclamation and disposal of scrap railroad ties in Texas and Louisiana, and dispose of the majority of such railroad ties at an International Paper Company plant in Louisiana. In 2010, Union Pacific and International Paper accounted for approximately 67% and 22% of our revenue, respectively.

The Railroad Tie Reclamation Industry

The Company estimates that there are approximately 15 rail tie recovery companies in North America with total industry revenue in 2010 of approximately $65-75 million.  Each company operates within specific geographic regions and each has Class I railroads as its major customers. Certain barriers to entry in these markets are increased as Class I railroad and co-generation customers require contractors who have experience and proven reliability in disposing non-usable railroad ties through co-generation or other environmentally approved methods.

The U.S. Railroad Industry and Increased Tie Replacement.

U.S. railroads operate over 139,000 miles of track, and generated $49 billion in revenues in 2009.  In the U.S., railroads account for more than 43% of all freight transportation by volume; more than trucks, boats, barges or planes. U.S. freight railroads are the world’s busiest, moving more freight than any rail system in any other country.

Due to high levels of railroad traffic and the maximum weight limit of rail cars to 286,000 pounds, Class I railroads, regional railroads and short line railroads continue to maintain and repair their infrastructure to ensure safe operation of their railways.  Demand for outsourcing of railroad maintenance services is expected to increase due to increased union labor costs as well as an aging population of railroad workers. Further, over the past five years, the increase of the maximum weight limit and increased traffic has accelerated wear and tear of railroad infrastructure, increasing the need for tie replacement. The nation’s railroads have struggled to keep pace with the resulting growth of maintenance needs due to the tremendous cost of qualified personnel and equipment.  Track maintenance is capital intensive and requires skilled personnel, therefore many railroads turn to independent contractors to provide tie recovery services. In 2009, Class I railroads replaced over 16 million rail ties.

Railroad Ties as Biomass Fuel Source

Chipped railroad ties are a viable source of biomass fuel for industrial plants and utilities.  Through late 2009 we sold ties to a third party for grinding. In 2009 and 2010 we purchased railroad tie grinding equipment to diversify our operations by allowing us to grind the railroad ties at our Shreveport, Louisiana location. In early 2010 we began to sell chipped ties directly to co-generation plants at a higher price and profit per ton than by selling to third party processors. We believe  there is potential to increase the dollar margins on this business segment although we continue to sell ties to third party processors for the co-generation industry.

The U.S. Environmental Protections Agency (“EPA”) has recently ruled that creosote treated railroad ties are non-hazardous secondary material that are considered solid waste and do not qualify as bio-fuel. Although industrial plants and utilities will still be able to utilize ties as fuel, they will be required to retrofit their wood burning furnaces to comply with the solid waste designation. The EPA has provided for a minimum of three years before these retrofits will be required. The EPA’s designation of ties as solid waste could increase our tie disposal costs and limit higher margin sales of ties as fuel. We are currently exploring alternative solutions for tie disposal and cannot predict the long-term impact of the new rules on the Company’s operations.

Growth Opportunities

•	Adding new business with Class I railroads by expanding our service area (see Recent Events on page 15),
•	Providing ancillary services such as rail car cleaning,
•	Providing tie recovery service to short line railroads in addition to the Class I railroads we already service,
•	Acquiring competitor tie recovery businesses and consolidating management teams,
•	Expanding tie disposal service capabilities of existing companies, particularly with respect to alternative fuel technologies, and
•	Expanding our customer base by increasing the number of services we offer and entering new North American geographic markets.

Project Management

A primary focus of management is to continuously improve the efficiency of its operations. Information flow between on-site employees and management personnel is critical to achieve goals assigned for each project and complete projects efficiently and effectively. Daily information flow provides management an accurate view of productivity of each project so that our costs can be closely monitored, and helps us effectively manage our projects.

Staffing

Railroad professionals are the core of our company. Experienced managers and supervisors are critical to success in our industry, as are skilled equipment operators and laborers. Many of our employees have worked for us for many years. Our personnel are assembled into crews of various sizes depending on the needs of a given project and the crews have performance standards which support our safety, quality, productivity and profitability goals.  As of December 31, 2010, we had 30 full time employees.

Competition

The Company estimates there are approximately 15 rail tie recovery companies in North America with total industry revenue of approximately $65-75 million in 2010.  Generally, each company operates within specific limited geographic regions and each has Class I railroads as its major customers.  Competitors in the tie recovery market include Wood Waste Energy, Shade Railroad Services and Recycle Technologies International, Inc.

Government Regulation

Our operations are subject to federal, state and local regulation under transportation and environmental laws. Our operations may be subject to various regulations of the Surface Transportation Board, the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, Federal Environmental Protection Agency, state departments of transportation, and other state and local regulatory agencies.  Because the FRA regulates railroad safety and equipment standards, its regulations affect certain aspects of our business operations and the services we provide, including worker safety.  For example, the FRA promulgated the Roadway Worker Protection Rules, which apply to rail contractors and establish certain safety criteria that must be complied with on rail projects.  At this time, we believe we are substantially in compliance with the regulations applicable to our business.

Government Initiatives

As previously discussed, the EPA has recently ruled that creosote treated railroad ties shall be deemed non-hazardous secondary material that are solid waste. The EPA has given industrial plants and utilities a minimum of three years to retrofit their wood burning furnaces to comply with the solid waste designation. We are currently exploring alternative solutions for tie disposal and cannot predict the long-term impact of the new rules on the Company’s operations.

Seasonality

Because we generally operate in warm weather states, our business is generally not seasonal.

Employees

As of December 31, 2010, we had 30 full time non-union employees.

Our History Prior to Acquiring Wood Energy

The Company was originally organized under the laws of the Commonwealth of Massachusetts in 1985, for the purpose of investing in mortgage loans.  From 1989 to 1992 the Company experienced severe losses as a result of a decline in real estate values and the resulting defaults on the mortgages it held.  The Company was reorganized as a Delaware corporation in 1987, changed its name to B.H.I.T. Inc. in 1998, and again changed its name to Banyan Rail Services Inc. in 2010.

On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time. Because members of our new management team have experience with the railroad industry, we began investigating acquisitions of companies in the rail industry.  In the spring of 2009, we entered negotiations with the owners of Wood Energy to acquire the company. As a result of the acquisition of Wood Energy, we are no longer a shell company and are now engaged in the business of railroad tie reclamation and disposal.  On January 4, 2010, we changed our name to Banyan Rail Services Inc. to reflect our new business.

Item 1A.     Risk Factors.

The following is a description of what we consider the key challenges and risks relating to our business and investing in our common stock. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business

We depend upon a limited number of customers and contracts to generate revenue, and this concentration of customers and contracts may expose us to heightened financial exposure.

Our business is a service business, and our revenue is generated from a limited number of customers.  For instance, in 2010 and 2009 we derived 67% and 75% of our revenue, respectively, from services performed for Union Pacific, and we anticipate deriving a similar percentage of our revenue from them in 2011.  Although we have long-term agreements and relationships with that customer and certain other customers, the agreements may be terminated on short notice.  Thus, our concentration of customers and contracts exposes us to greater financial risk than businesses with a broader customer base.  A significant reduction in the volume with one of these customers or the loss of a customer could have a material adverse effect on our business, financial condition and results of operations.  In addition, we rely on timely and regular payments from our customers on ordinary course business terms. The failure of our customers to pay on ordinary course business terms may also have a material adverse effect on our business, financial condition and results of operations.

Our business is competitive and, as a service business, is based largely on long-term contracts and personal relationships, which makes it difficult for us to obtain new customers and contracts.

The rail tie reclamation and disposal industry is competitive.  Most companies have long-term contracts and long-standing relationships with their customers, which makes obtaining new business difficult.  If we are unable to obtain new customers and contracts and expand into other geographic markets, growth of revenue and profitability could be slow or non-existent.

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

Our operations are subject to federal, state and local regulation under transportation laws and environmental laws, and sometimes require us to obtain permits or other approvals.  Our operations may be significantly affected by regulations of the Federal Railroad Administration (FRA), and may also be affected by regulations of the Surface Transportation Board, the Occupational Safety and Health Administration, state departments of transportation and other federal, state and local regulatory agencies.  Our grinding and disposal operations may also be affected by Federal Environmental Protection Agency, and other state and local regulatory agencies environmental laws and regulations regarding emissions, handling, storage, transportation and disposal of waste and hazardous chemicals, soil contamination and groundwater contamination. Our business operations sometimes necessitate the use of hazardous chemicals.  Liability can arise from the use of these materials, and claims may be asserted from third parties and even our own customers and employees.  We could incur significant costs from such claims as well as ongoing costs associated with mere environmental regulatory compliance for which we have an environmental insurance policy. Although we believe that we materially comply with all of the various regulations applicable to our business and obtain all necessary regulatory permits and approvals, a change in regulations or a failure or delay in obtaining a necessary permit or approval could cause us to incur significant additional costs in excess of our environmental insurance coverage or suffer a decrease in revenue or profitability.

The U.S. Environmental Protections Agency (“EPA”) has recently ruled that creosote treated railroad ties are non-hazardous secondary material that are considered solid waste and do not qualify as bio-fuel. Although industrial plants and utilities will still be able to utilize ties as fuel, they will be required to retrofit their wood burning furnaces to comply with the solid waste designation. The EPA has provided for a minimum of three years before these retrofits will be required. The EPA’s designation of ties as solid waste could increase our tie disposal costs and limit higher margin sales of ties as fuel. We are currently exploring alternative solutions for tie disposal and cannot predict the long-term impact of the new rules on the Company’s operations.

Our business is inherently dangerous for our employees, requiring us to consistently incur costs to minimize our potential liability exposure.

We operate a labor-intensive service business where our employees are regularly subjected to dangerous conditions.  We consistently incur costs to mitigate these dangers and risks, including but not limited to safety training and payment of workers’ compensation and employee liability premiums. We cannot guarantee that these measures, or others taken by us, will successfully prevent accidents and the potentially substantial losses that can result from accidents.

Changes in technology may have a material adverse effect on our profitability.

Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of wood waste or produce power.  It is possible that advances in these or other technologies will reduce the cost of wood waste disposal methods to a level below our costs.  Furthermore, increased conservation efforts could reduce the demand for power or reduce the value of our services. Any of these changes could have a material adverse effect on our revenues and profitability.

Risks Relating to Our Company

We financed a substantial portion of the purchase price for the acquisition of Wood Energy, and we have established short term credit lines for working capital and capital expenditure needs. Further we have recently issued additional preferred stock, all of which may decrease both our net income available to common shareholders and cash flow.

We borrowed $3.0 million of the $5.0 million cash portion of the purchase price for Wood Energy, and we obtained credit lines in the aggregate amount of $2.0 million.  For additional capital for the acquisition, we also issued debentures in the amount of $1,525,000 which was subsequently converted into shares of series A preferred stock.  Although investments in leveraged companies offer the opportunity for capital appreciation, leveraged investments also involve a high degree of risk.  The amount of our debt and preferred stock outstanding from time to time could have important consequences for us and our investors.  For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt or mandatory preferred stock dividends, thereby reducing funds available for operations, acquisitions, redevelopments and other appropriate business development opportunities that may arise in the future,

•	make it difficult to satisfy our debt service requirements,

•
limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, including a downturn in business or the general economy, and

•	limit our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less preferred stock and debt or debt with less restrictive terms.

Our ability to make scheduled payments of the principal of, to pay interest or dividends on, or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control.  There can be no assurance that our business will generate sufficient cash flow from operations to service our debt, pay mandatory preferred stock dividends or meet our other cash needs.  If we are unable to generate this cash flow from our business, we may be required to refinance all or a portion of our existing debt or obtain additional financing from our lender or investors to meet our debt obligations, mandatory preferred stock dividends and other cash needs.

Our ability to comply with financial covenants of our term loans and credit lines could materially and adversely affect our business, earnings, cash flow, liquidity, and financial condition.

Our loan agreements with Fifth Third Bank contain various financial covenants. The loan covenants may adversely affect our ability to respond to adverse changes in economic, business or market conditions. Our debt covenants may also limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities. Our failure to comply with the financial covenants may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under our credit facilities or other agreements that we may enter into from time to time that contain cross-acceleration or cross-default provisions

At December 31, 2010, we were in violation of the fixed charge coverage, the total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and the minimum EBITDA covenants contained in our loan agreements with Fifth Third Bank. On April 1, 2011, the lender granted a waiver with respect to non-compliance with the financial covenants as of December 31, 2010.

We are currently concluding negotiations for a modification and extension of our term loan and credit lines with the bank. Both the bank and the Company have agreed to the revised terms, including the rates, financial covenants, and other particulars of the credit facilities. We expect to have the executed modification agreement and extension shortly.

The Company expects to meet the financial covenants included in the modification and extension of our term loan and credit lines and has retained the long-term classification of the applicable portions of the debt in the accompanying Consolidated Financial Statements.

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

We are a holding company with no direct operations and our principal asset is our stock of Wood Energy.  Wood Energy is legally distinct from Banyan, and our ability to obtain distributions from Wood Energy by way of dividends, interest or other payments (including intercompany loans) is subject to restrictions imposed by our term loan and credit facilities (under which Wood Energy is the borrower and Banyan is a guarantor), such as:

•
We must ensure that Wood Energy meets certain financial tests on a quarterly basis, including loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA,

•	If certain equipment is sold in the ordinary course of business, the sale proceeds must be used to reduce debt unless they are used to purchase replacement equipment,

•	We may not cause Wood Energy to invest in, acquire assets of, or merge or consolidate with, other companies, and

•	We may not cause Wood Energy to grant liens, incur additional indebtedness or contingent obligations or obtain additional financing encumbering any of the bank’s existing collateral.

These covenants could place constraints on our business and may adversely affect our growth, earnings, cash flow, liquidity and financial condition.  Further, we may be required to comply with additional covenants.  Failure to comply with financial covenants may result in the acceleration of the debt, which would have a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

If we are unable to hire additional qualified personnel, including members of senior management, our ability to grow our business may be affected.

We currently have a small management team. Our failure to attract competent and qualified personnel would have a material adverse effect on our operations.  We will need to hire qualified personnel with expertise in the railroad industry to implement our business plan and to operate companies we acquire.  Attracting and retaining qualified and competent personnel in a timely manner will be critical to our success.  We compete for qualified individuals with numerous other companies.  Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful.  In addition, the loss of a key member of our management team could negatively impact our Company, and we carry no key-man life insurance for our executive officers or members of senior management.

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

Certain directors and officers own a significant interest in Banyan.

Certain directors and officers, together with Greg Smith and Andy Lewis who serve as president and vice president of our operating subsidiary, control 35.6% of our outstanding shares (52.8% if they exercised their options and converted their shares of preferred stock). Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board.  This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices. In addition, a company affiliated with our President and Chairman has acquired preferred and common stock and may acquire additional shares in the future.

If the value of our intangible assets is materially impaired, our financial condition, results of operations and stockholders’ equity could be materially adversely affected.

Due largely to our acquisition of Wood Energy and the nature of our operations as a service business, goodwill and other intangible assets represent a substantial portion of our assets.  If we make additional acquisitions, it is likely that we will record additional intangible assets on our books.  We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their financial statement carrying values may no longer be recoverable, in which case a charge to earnings may be necessary.  Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our financial condition, results of operations and stockholders’ equity in the period in which the impairment occurs.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The cost of commercial debt may increase or may contract as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. Credit spreads for major sources of capital may grow significantly as investors may demand a higher risk premium. Should our borrowing cost increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our business plan.  This may result in our generating lower overall economic returns and potentially reducing cash flow available for business operations and business development.

Risks Relating to Our Shares

Directors’ options and outstanding convertible preferred stock may depress the price of our common stock.

As a result of the private placements including issuances of preferred stock in 2011, there are shares of outstanding preferred stock which can be converted into as many as 1,355,556 shares of our common stock for $2.00 or $2.25 per share.  In addition, as of December 31, 2010 we have issued options to purchase 200,000 shares to our directors as compensation for serving on the board at prices ranging from $2.00 to $3.50 a share.  If the directors’ options are exercised or the shares of preferred stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of preferred stock or the exercise of options could depress the price of our stock if there isn’t enough demand for the shares in the market.  Even if the shares of preferred stock are not converted, the large number of shares issuable upon conversion of the preferred stock could cause an overhang on the market.

If you invest in Banyan, you may experience substantial dilution and the market price of our shares may decrease.

In the event we obtain any additional funding, there may be a dilutive effect on the holders of our securities. In addition, as part of our recruitment process and in connection with our efforts to attract and retain employees and directors, we may offer stock options, restricted stock shares or other types of equity-based incentives to its future employees and directors.  The Company’s issuance of equity-based incentives to new hires, senior management and directors, may cause you significant dilution as a result of such issuances.  Also, we agreed that if we conduct a registered offering of securities, we will register the shares of common stock issued to the sellers of Wood Energy and underlying the preferred stock issued in connection with our acquisition of Wood Energy.   Further, although shares of common stock issued to the sellers and to be issued upon conversion of our preferred stock will be “restricted” securities under the Securities Act of 1933 prior to any registration statement being filed and being declared effective by the SEC, they may nonetheless be sold prior to that time in reliance on registration exemptions contained in Rule 144 of the Securities Act, subject to certain resale restrictions imposed by Rule 144.  Such issuances and sales may also depress the market price of our shares.

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

Although our common stock is traded on the OTC Bulletin Board®, because we have had no significant business operations for several years, currently there is limited trading volume in our stock and there may be very limited demand for it as well. As a result, it may be difficult for you to sell our common stock despite the fact it is traded on the OTC Bulletin Board ®

Our preferred stock could adversely affect the holders of our common stock.

We have issued 28,000 shares of preferred stock through the date of this annual report on Form 10-K filing and, pursuant to our certificate of incorporation, our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the preferred stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our preferred stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock.

We do not intend to pay any cash dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of cash dividends depends on our future earnings, financial condition and other business and economic factors that our board of directors may consider relevant. Additionally, our credit facilities prohibit Wood Energy from paying dividends to Banyan without our senior lender’s consent, and limits the amount of management fees Wood Energy may pay to Banyan.  Wood Energy may pay “reasonable amounts” of management fees in future years.  These current restrictions on Wood Energy make the payment of dividends by Banyan to its shareholders unlikely.  Because we do not intend to pay cash dividends, the only return on your investment may be limited to the market price of the shares.

Item 2.	Properties.

We do not own any real property. We lease executive office space from an unrelated third party in St. Louis for $1,250 per month. We also lease fully permitted land and improvements in Louisiana for the storage, grinding and handling of our railroad ties from an unrelated third party on a year-to-year basis for $3,000 per month. In addition, we lease office space and receive office services from Patriot Rail Corp., a company related by certain common management and ownership, for $5,000 per month.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “BARA”. The last reported sale price on April 1, 2011 was $3.00 per share. The following table lists the high and low closing sale prices of our stock during 2010 and 2009 as reported on OTC Bulletin Board®.  These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ending
	2010		2009
	High	Low	High	Low
Fourth Quarter	$4.05	$3.25	$3.00	$2.50
Third Quarter	$4.50	$3.00	$4.30	$2.80
Second Quarter	$4.50	$3.50	$4.00	$2.80
First Quarter	$2.70	$3.00	$3.00	$1.70

There were approximately 1,790 stockholders of record of Banyan’s common stock as of March 15, 2011. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

Common Stock

As of December 31, 2010, our certificate of incorporation provided that we were authorized to issue 7.5 million shares of common stock, par value $0.01 per share.  On January 4, 2010, we amended our certificate of incorporation with the State of Delaware to authorize 1.0 million shares of blank check preferred stock.  The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors.  Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions.  Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts preferred stock and other liabilities.

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

Our board has the authority and has in the past exercised their discretion to exempt shareholders from the foregoing limitations if such shareholders can provide evidence to assure the board that no NOLs will be lost or limited by such exemption or the board determines such exemption is in the best interests of Banyan.

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

Stock Options

In 2009 and 2010, we issued compensatory stock options to certain members of our Board of Directors and management exercisable for 5 years from the date of grant.   During 2009 and 2010, 228,000 stock options were issued.  For further information on stock options issued, see Item 11 “Executive Compensation.”

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K

Overview

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

Wood Energy

Wood Energy, headquartered in St. Louis, Missouri, is one of the nation’s largest railroad tie reclamation and disposal companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million) and industrial customers. Prior to 2001, Wood Energy’s founder Greg Smith provided the same services through Wood Waste Energy, Inc., a company he founded in 1991, built into the largest railroad tie recovery business in the U.S., and sold in 1999. Wood Energy operates primarily in Texas and Louisiana. Wood Energy’s services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape tie market or having the ties ground to create chipped wood for subsequent sale as biomass fuel to the co-generation market. In 2010, we recovered over 1.7 million railroad ties, 78% of which were used by the co-generation market, 19% for the landscape market and 3% went to landfill.

Recent Events

Amendments to Our Certificate of Incorporation

On October 18, 2010, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of our preferred stock as series B preferred stock. The issuance price of the series B preferred stock is $100 per share and it is convertible into shares of common stock by the holder at any time after:

•	The common stock is listed for trading on Nasdaq or any national securities exchange;
•	The bid price of the common stock is equal to or exceeds $5.00 per share for 30 consecutive days, and thereafter so long as the bid price continues to equal or exceed $5.00 per share;

•
The trading volume of the common stock is equal to or exceeds 10,000 shares a day for 30 consecutive days, and thereafter so long as the daily trading volume continues to equal or exceed 10,000 shares; or

•	October 15, 2013.

At that time the Company may also elect to convert or redeem the series B preferred stock. The conversion is $2.25 per share of common stock, subject to adjustment for stock dividends, stock splits and reorganizations.  The series B preferred stock ranks senior to the common stock and pari-passu with the series A preferred stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.  The Company has no obligation to redeem the series B preferred stock at any time.

Series B Preferred Stock Issuances

Through December 31, 2010, the Company issued 6,000 shares of its series B preferred stock to Patriot Rail Services, Inc. (“PRS”). Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the President and a significant stockholder of PRS’s ultimate parent company.  The preferred shares were issued for $100 a share, or $600,000 in the aggregate.  In 2011, the Company issued 2,000 additional shares of its series B preferred stock to PRS for $200,000.

Government Regulatory Change

The U.S. Environmental Protections Agency (“EPA”) has recently ruled that creosote treated railroad ties are non-hazardous secondary material that are considered solid waste and do not qualify as bio-fuel. Although industrial plants and utilities will still be able to utilize ties as fuel, they will be required to retrofit their wood burning furnaces to comply with the solid waste designation. The EPA has provided for a minimum of three years before these retrofits will be required. The EPA’s designation of ties as solid waste could increase our tie disposal costs and limit higher margin sales of ties as fuel. We are currently exploring alternative solutions for tie disposal and cannot predict the long-term impact of the new rules on the Company’s operations.

Amended Tie Reclamation Contracts

The Company has agreed to an amendment to its service agreement with a Class 1 railroad which designates the Company to pick up and remove approximately 500,000 railroad ties per year for the next two years for their railroad system. The original service agreement designated the Company to dispose of the ties once delivered by the railroad to the Company.

The Company has agreed to a change order to its service agreement with its largest customer, a Class 1 railroad, which will reduce the retainage withheld on the progress payments received by the Company from 50% to 25%. The impact of this change will be faster realization of our receivables from that customer.

Violation of Debt Covenants

At December 31, 2010, we were in violation of the fixed charge coverage, the total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and the minimum EBITDA covenants contained in our loan agreements with Fifth Third Bank. On April 1, 2011, the lender granted a waiver with respect to non-compliance with the financial covenants as of December 31, 2010.

We are currently concluding negotiations for a modification and extension of our term loan and credit lines with the bank. Both the bank and the Company have agreed to the revised terms, including the rates, financial covenants, and other particulars of the credit facilities. We expect to have the executed modification agreement and extension shortly.

The Company expects to meet the financial covenants included in the modification and extension of our term loan and credit lines and has retained the long-term classification of the applicable portions of the debt in the accompanying Consolidated Financial Statements.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the year ended December 31, 2010, there were no significant changes to the critical accounting policies.

Revenue Recognition

The Company utilizes the completed contract method of accounting for the majority of its revenue recognition. The Company recognizes revenue for the removal of used railroad ties upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, billings related to the services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping cost for incomplete contracts are also deferred until the related revenue recognition process is completed.

The Company also receives revenue from (i) the grinding of railroad ties into saleable biomass fuel and (ii) the sale of certain railroad ties to landscapers and (iii) other railroad tie grinders. These revenues are recorded when the ties or derivative materials are delivered to the customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include; deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, the useful lives of intangible assets and accounting for the business combination.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2010 and 2009 no allowance is provided as all accounts receivable are deemed collectible.

Property and Equipment

Property and equipment owned and under capital leases are carried at cost. Depreciation of property and equipment is provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:
Years
Machinery and equipment	3-7
Track on leased properties	4

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

Earnings per Share

Basic earnings per share are computed based on weighted average shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options, and preferred stock common stock equivalents.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the biomass customer market. Inventory is collateral for the indebtedness described in Note 10 to the consolidated financial statements included in this report.

Pro Forma Consolidated Results of Operations - Banyan and Subsidiary

Our actual results of operations for the years ended December 31, 2010 and 2009 do not provide a meaningful basis for comparison and analysis, since we have been an operating company only since we acquired Wood Energy on September 4, 2009. To provide a clear and comprehensive analysis of the combined operating results of Banyan together with those of Wood Energy for the years ended December 31, 2010 and 2009, the following selected pro forma financial information combines Banyan’s audited and Wood Energy’s audited and part year unaudited results, as if Banyan had acquired Wood Energy as of January1, 2009.

	Consolidated Results of Operations

	For the years ending December 31,
	Audited	Pro forma Unaudited	Variance
	2010	2009 (1)	$	%
Revenues	$5,642,544	$4,688,215	$954,329	20%
Cost of goods sold	4,780,910	3,854,337	(926,573)	-24%
Gross profit	861,634	833,878	27,756	3%
General & administrative expenses	1,852,900	1,378,324	(474,576)	-34%
Loss from operations before acquisition costs	(991,266)	(544,446)	(446,820)	-82%
Acquisition costs for Wood Energy	-	224,414	224,414
Write off of acquisition costs not completed	-	497,200	497,200
Interest expense - net	320,167	251,209	(68,958)	-27%
Gain on extinguishment of debt	(25,092)	-	(25,092)	-
Loss before income taxes	(1,286,341)	(1,517,269)	230,928	15%
Income tax provision (benefit)	(308,490)	(1,349,462)	(1,040,972)	-77%
Net loss	$(977,851)	$(167,807)	$(810,044)	-483%

(1) 2009 includes the results of operations for Wood Energy for eight months under pre-acquisition ownership and four months under Banyan Rail Services Inc. ownership.

Revenues

Revenue for the year ended December 31, 2010 was $5,642,544, an increase of $954,329 or 20.4% compared to revenue of $4,688,215 in 2009. The principal reason for the increase was that the Company removed approximately 1,700,000 railroad ties from its major customer in 2010 versus approximately 1,000,000 ties in 2009. In addition, the Company commenced its grinding operations in December 2009, and had a full year of revenues from the sale of biomass fuel in 2010 compared to 2009. While the number of ties removed increased by 70%, the percentage increase in revenues was less due to a larger amount of contracts that were incomplete at the 2010 year end. These contracts will be completed in 2011 and the revenue will be recorded when completed.

Gross Profit

Gross profit was 15.3% for the year ended December 31, 2010, compared to a gross profit of 17.8% in 2009. The principal reasons for the decrease in gross profit were (1) a 1% decrease in gross profit due to the use of outside subcontractors to help handle the increase in ties removed, and (2) a 1.5% decrease in gross profit due to inefficiencies in the sale of biomass fuel caused by equipment modifications required by our newly-built wood chipping facility, and unplanned shutdowns and related postponed receipts of biomass fuel by our biomass fuel customer.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The below table summarizes the general and administrative expenses for the years ended December 31, 2010 and 2009:

	For the years ending		Variance
		Pro forma Unaudited
	12/31/2010	12/31/2009 (Note 1)	$	%

Compensation costs	$786,074	$646,587	$(139,487)	-22%
Professional fees and public company costs	298,633	232,830	(65,803)	-28%
Amortization of intangible assets	262,530	87,510	(175,020)	-200%
Other costs	505,663	411,397	(94,266)	-23%
Total general and administrative expenses	$1,852,900	$1,378,324	$(474,576)	-34%

(1) 2009 includes the results of Operations for eight months under pre-acquisition ownership and four months under Banyan Rail Services Inc. ownership

General and administrative expenses for the year ended December 31, 2010 increased $474,576 or 34% as compared to the year ended December 31, 2009. This increase is primarily due to:

•
the amortization cost for identifiable intangible assets of $175,020 pertaining to the revaluation of these assets upon the purchase of Wood Energy in September, 2009; amortization costs were incurred for the full 2010 year and just four months from the date of acquisition in 2009;

•
an increase of $65,803 in professional fees and other public company costs due to non-recurring audit and accounting fees in conjunction with work performed to incorporate Wood Energy into our public filings and due to the 12 month period as a public company in 2010 as compared to the 4 months in 2009; and

•
an increase of $139,487 in compensation and office costs incurred for year ended December 31, 2010 over the comparable 2009 period in connection with the transition of Banyan from a shell company to an operating company after the acquisition in September 2009 of Wood Energy; costs included CFO compensation, accounting support and office space and services.

Interest expense

Interest expense increased by $124,876 as we incurred a full year of the following costs in 2010 as compared to four months of the costs in 2009: (i) interest expense related to the senior debt facilities incurred in connection with the acquisition of Wood Energy; (ii) interest expense on the credit line to support Wood Energy’s increased working capital requirements; and (iii) interest expense on capitalized leases and debt for equipment acquired in 2010 for our new grinding facility and to support increased tie pickup volume.

Income tax benefit

An income tax benefit of ($308,490) was recorded for the year ended December 31, 2010 as compared to an income tax benefit of ($1,356,862) in the 2009 period. The computation of income tax benefits and expenses are based on the expected effective tax rate for each full fiscal year, net of any applicable valuation allowance.

The 2009 income tax benefit has been recorded as the Company released its deferred tax valuation allowance due to management’s estimate that the Company’s net operating loss carry forwards will be realized which partially offset the deferred tax liability recorded upon the acquisition of Wood Energy and the beneficial conversion feature on the debentures.

The 2010 additional income tax benefits were recognized as the Company increased its taxable net operating loss carry forwards and reversed the deferred tax liability associated with the beneficial conversion feature on the debentures upon its conversion to preferred stock.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was ($1.05) per share for the year ending December 31, 2010 compared to ($0.02) per share for the year ending December 31, 2009. The difference of ($1.03) per common share is primarily due to the non-cash preferred stock dividend resulting from the amortization of the beneficial conversion feature embedded in the series A preferred stock issued in 2010, the effect of which is ($0.66) per common share. Additionally the preferred stock dividends of $205,593 or ($0.07) and the increased net loss of $810,044 or ($0.27) increased the net loss attributable to common stockholders as compared to 2009.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at December 31, 2010 and 2009 were $61,969 and $101,361 respectively. The following is a summary of our cash flow activity for the years ended December 31, 2010 and 2009.

	2010	2009
Net cash used in operating activities	$(472,896)	$(563,840)
Net cash used in investing activities	$(889,705)	$(5,370,719)
Net cash provided by financing activities	$1,323,209	$4,422,747

Net cash used in operating activities

For the year ended December 31, 2010, our net loss of $(977,851) adjusted for non-cash expenses and benefits was approximately $(430,000) and the primary cause for the $(472,896) cash used in operating activities. For the year ended December 31, 2009 our net loss of $(167,807) adjusted for non-cash expenses and benefits was approximately $(610,369) and the primary cause for the $(563,840) cash used in operating activities.

At December 31, 2010, the Company had a net working capital deficiency of $1,620,423 and incurred negative cash flows from operating activities of $472,896 for the year ended 2010. The Company recognizes that the timing of the realization of its receivables from customers and its vendor and debt obligations payments may not allow the Company to generate positive cash flow in the near future.

Deferred revenue as of December 31, 2010, is $758,849, which we will invoice as each of the projects is completed. The deferred costs incurred related to the fulfillment of uncompleted jobs is $977,878. As of December 31, 2009, deferred revenue is $151,925 and the deferred costs related to the fulfillment of uncompleted jobs is $224,176. The increase in the simultaneous number of projects, the increased unit volume and length of time of the projects increased our cash cycle time and thus our operating cash requirements. Due to the impact on the Company, we initiated and agreed to a change order to our service agreement with our largest customer, a Class 1 railroad,  which will reduce the retainage withheld on the progress payments received by the Company from 50% to 25%. The impact of this change will be faster realization of our receivables from that customer.

The Company anticipates the majority of the deferred revenue will be recognized as revenue and the retainage will be collected during the first half of 2011.

Net cash used in investing activities

For the year ended December 31, 2010 Wood Energy invested in equipment primarily to support the growth in biomass fuel production in Shreveport, Louisiana. For the year ended December 31, 2009 the Company utilized approximately $4.9 million for the purchase of Wood Energy. Subsequent to the acquisition in September 2009 we also invested $450,000 in new equipment.

Net cash provided by financing activities

To finance the acquisition of Wood Energy, we entered into a five-year senior secured term loan with a bank in the amount of $3.0 million. Wood Energy is the borrower and Banyan guaranteed the loan. Payments of $50,000 of principal and interest are due monthly. As of December 31, 2010, there was $2,250,000 outstanding under this term loan.  Also, in connection with the acquisition of Wood Energy, we obtained two bank credit lines in the amounts of $500,000 and $1.5 million for working capital and capital expenditures respectively. Maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures. On May 21, 2010, to better meet the Company’s current financing requirements, the Company and the bank amended the terms of the credit lines whereby the working capital and capital expenditures lines of credit were modified to $1.0 million and $1.0 million each. As of December 31, 2010, $219,670 and $105,672 were available under the capital expenditure line and the revolving credit line, respectively.

To obtain additional funds for the acquisition, Banyan also issued series A convertible debentures bearing interest at the rate of 10%, payable semi-annually. We raised $1,525,000 through the issuance of the debentures. The debentures were due in five years, and were convertible into shares of common stock of Banyan at a conversion price of $2.00 per share. In February 2010, the holders of all of the convertible debentures elected to exchange their debentures for 15,250 shares of series A convertible preferred stock. The terms of the preferred stock are substantially the same as the terms of the convertible debentures, except that Banyan has no obligation to redeem the preferred stock at any time, because the preferred stock has no redemption privileges. This exchange reduces our long-term cash requirements. During the remainder of the year ended December 31, 2010, the Company issued another 4,750 shares of series A convertible preferred stock the proceeds of which were used for working capital purposes.

At December 31, 2010, we were in violation of the fixed charge coverage, the total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and the minimum EBITDA covenants contained in our loan agreements with Fifth Third Bank. On April 1, 2011, the lender granted a waiver with respect to non-compliance with the financial covenants as of December 31, 2010.

We are currently concluding negotiations for a modification and extension of our term loan and credit lines with the bank. Both the bank and the Company have agreed to the revised terms, including the rates, financial covenants, and other particulars of the credit facilities. We expect to have the executed modification agreement and extension shortly.

The Company expects to meet the financial covenants included in the modification and extension of our term loan and credit lines and has retained the long-term classification of the applicable portions of the debt in the accompanying Consolidated Financial Statements.

Based on our 2011 annual operating plan and the above noted bank credit facility modification and extension, the Company anticipates it will meet future financial covenants and therefore has retained the long-term classification of the debt in the accompanying Consolidated Financial Statements.

On October 18, 2010, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as series B preferred stock. The issuance price of the series B preferred stock is $100 per share and it is convertible into common stock by the holder at the earlier of:

•	The common stock is listed for trading on Nasdaq or any national securities exchange;
•	The bid price of the common stock is equal to or exceeds $5.00 a share for 30 consecutive days, and thereafter so long as the bid price continues to equal or exceed $5.00 per share;
•
The trading volume of the common stock is equal to or exceeds 10,000 shares a day for 30 consecutive days, and thereafter so long as the daily trading volume continues to equal or exceed 10,000 shares; or

•	October 15, 2013.

At that time the Company may also elect to convert or redeem the series B preferred stock.  The conversion price is $2.25 per share of common stock, subject to adjustment for stock dividends, stock splits and reorganizations.

The series B preferred stock ranks senior to the common stock and pari-passu with the series A preferred stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company. The Company has no obligation to redeem the series B preferred stock at any time.

During the last four months of 2010, the Company issued 6,000 shares of its series B preferred stock to Patriot Rail Services, Inc. (“PRS”). Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the President and a significant stockholder of PRS’s ultimate parent company. The preferred shares were issued for $100 per share, or $600,000 in the aggregate.

In December of 2010, the Company developed and began implementation of its 2011 operating plan and it is anticipated the Company will achieve profitability and generate positive cash flows from operating activities into the foreseeable future as a result of increased sales levels and improved gross margins.

We are exploring various additional acquisition opportunities and may incur due diligence, legal and accounting costs in connection with evaluating these opportunities.  We are also exploring additional sources of financing to fund such possible opportunities. However, we cannot guarantee we will be able to obtain adequate financing on acceptable terms.

New Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.” The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. As this ASU is limited to supplemental disclosures, its adoption will not have an impact on the Company’s financial condition or results of operations.

Goodwill Impairment Test

In December, 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The Company adopted this ASU as of January 1, 2010. The adoption of this ASU does not have an impact on the financial statements for the year ending 2010 but may in the future impact the timing of the Company’s reporting of goodwill impairment charges.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation
We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2010 and 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2010 and 2009 follow this annual report, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 29, 2010, the board of directors approved the dismissal of Grant Thornton LLP as our independent registered public accounting firm and appointed Daszkal Bolton LLP as our new independent registered public accounting firm.  For additional information, see our report on Form 8-K filed with the SEC on May 5, 2010.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

At the end of December 31, 2010 we carried out evaluations under the direction of the Chief Executive Officer and Chief Financial Officer of our effectiveness of internal control over financial reporting.  In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2010, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firms regarding internal control over financial reporting.  Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firms pursuant to Section 989G of the Dodd Frank Wall Street Reform and Consumer Protection Act and rules of the Securities and Exchange Commission.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are:

Gary O. Marino, age 66, joined our board in January 2007, was appointed chairman in January 2008 and chief executive officer in November 2008.  Mr. Marino has served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004.  From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company.  Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank.  Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University.  From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps.  He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his extensive knowledge of the railroad industry as well as his banking experience.

Paul S. Dennis, age 72, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977.  Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities.  The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Bennett Marks, age 62, joined the board and was appointed vice president and chief financial officer in November 2008. On May 26, 2010, Mr. Marks resigned as chief financial officer due to other business responsibilities.  Mr. Marks remains a director of the Company. Mr. Marks has been executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005.  Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc., he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has more than twenty years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach, Florida office. A licensed CPA in Florida and New York, he has held leadership positions in a variety of community, charitable, and professional organizations. Mr. Marks received his degree in accounting from New York University. We believe Mr. Marks is well qualified to serve on the board due to his extensive finance and accounting knowledge as well as his experience in the railroad industry.

Donald D. Redfearn, age 58, joined the board in January 2010.  Mr. Redfearn also serves as senior vice president for Patriot Rail Corp., an owner and operator of short line and regional railroads.  Mr. Redfearn has been the owner of Redfearn Enterprises, LLC, a real estate holding company, since 2007.  From 2004 to 2007, he served as president of RailAmerica, Inc., a railroad holding company, and from 1989 to 2004 he served as executive vice president of RailAmerica.  He also served as a director of RailAmerica since its inception in 1986 through 2007.  Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University.  Active in local charities, Mr. Redfearn is a member of the United Way Leadership Circle. We believe Mr. Redfearn is highly qualified to serve as a director due to his experience in the railroad industry.

C. Lawrence Rutstein, age 66, serves as our vice president of administration.  He also serves as the senior vice president, contracts and administration for Patriot Rail Corp.  Mr. Rutstein has over 40 years of legal and business experience.  From 1968 through 1971, Mr. Rutstein practiced corporate, securities and banking law with Blank Rome in Philadelphia.  In 1971-72, he served as Assistant Attorney General and Chief Counsel to the Pennsylvania Department of Banking and later in 1972 became the first in-house counsel for Continental Bank.  In 1982, Mr. Rutstein founded Parker & Rutstein, a corporate law firm in Philadelphia. From 1987 until 2007, when he joined Patriot Rail, Mr. Rutstein has been an entrepreneur and merchant banker serving as CEO of several public companies and has been an advisor to a number of public and private companies. Mr. Rutstein earned his undergraduate degree from the University of Massachusetts and his law degree from Harvard Law School.

Larry Forman, age 56, serves as our vice president and CFO and joined the Company in May, 2010. Mr. Forman most recently was vice president and corporate controller of Gulfstream International Group, Inc., a publicly owned regional airline from January 2009 until May of 2010.  From 1985 through 2005 he served in various roles as, CFO, COO and General Manager, for several publicly traded and private manufacturing companies including 10 years in various positions with Altana AG.  Mr. Forman worked in Grant Thornton’s NY audit practice from 1982 – 1985. Mr. Forman, a CPA, is licensed in New York and earned his undergraduate degree from Queens College in New York City.

Greg Smith, age 48, founded Wood Energy in 2001 and has served as its president ever since.  Mr. Smith has been in the business of railroad tie reclamation and disposal since 1991.  He founded Wood Waste Energy and built it into the country’s largest railroad tie recovery service. Wood Waste Energy was the first company to produce railroad tie-derived fuel, with Mr. Smith developing a patented design for processing used ties.  He also developed an efficient system for crews to pick up rail ties behind railroad system gangs. He has worked as a contractor for many large railroads: BNSF (1997-2001); Union Pacific (1991-present); Norfolk Southern (1994-2000); Illinois Central (1997-2001); and Kansas City Southern (1998-2001).  Mr. Smith sold Wood Waste Energy in 1999 and it remains the largest railroad tie recovery company in the U.S.  Mr. Smith is a graduate of the University of Kansas.

Andy C. Lewis, age 42, has served as vice president of Wood Energy since 2001.  Mr. Lewis has been managing railroad tie pick-up crews since 1997, and has extensive experience in managing field crew employees, hi-rail boom trucks, tie-cranes, railcars and semi-tractor trailers.  He has worked with several of the Class I railroads over the past 12 years as a manager of Wood Waste Energy and as vice president of Wood Energy.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings.  On February 1, 2010 the Company issued newly-authorized shares of series A preferred stock in exchange for cancellation of all outstanding convertible debentures. The officers and directors of the Company who held debentures participated in the exchange but failed to make timely Form 4 filings reporting the transaction, although the filings were subsequently made. On February 11, 2010 the Company issued stock options to the directors and an officer of the Company. The Form 4 filings reporting the option issuances were filed one day late. On August 26, 2010, the Company issued options to purchase shares of common stock to the Company’s chief financial officer. The Form 4 reporting the issuance was filed late. Based solely on our review of copies of reports furnished to us, we believe that all other Section 16(a) filing requirements were timely met in 2010. Copies of these filings are available on the SEC’s website at www.sec.gov.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary O. Marino	2010	—	—	20,250	—	20,250
Chairman, President and Chief Executive Officer(1)	2009	—	—	25,000	—	25,000
Greg Smith	2010	150,000	—	—	—	150,000
President of Wood Energy Group	2009	194,154	—	—	—	194,154
Andy C. Lewis	2010	150,000	—	—	—	150,000
Vice President of Wood Energy Group	2009	194,154	—	—	—	194,154

(1)
Mr. Marino does not receive compensation for service as our chairman, president and chief executive officer.  Mr. Marino was appointed our chief executive officer in November 2008.  The fair value of stock options is determined as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 13, “Stock-Based Compensation” to our attached consolidated financial statements.

Executive Employment Agreements

Andy C. Lewis and Wood Energy entered into an employment agreement, dated September 4, 2009 (the “Employment Agreement”). In consideration of his obligations under his respective Employment Agreement, Mr. Lewis receives a salary of $150,000, employee benefits that are customary for executive officers, is entitled to equity compensation as determined by our board of directors and is eligible for an annual bonus based upon Wood Energy’s EBITDA for the prior year. The Employment Agreement requires Mr. Lewis to refrain from participating in the railroad tie reclamation and disposal businesses for a period of two years following termination of his employment.  The Employment Agreement also imposes prohibitions on soliciting customers and employees of Wood Energy.

Greg Smith and Wood Energy entered into an employment agreement, dated September 4, 2009 (the “Employment Agreement”). In consideration of his obligations under his Employment Agreement, Mr. Smith receives a salary of $150,000, employee benefits that are customary for executive officers, is entitled to equity compensation as determined by our board of directors and is eligible for an annual bonus based upon Wood Energy’s EBITDA for the prior year. The Employment Agreement requires Mr. Smith to refrain from participating in the railroad tie reclamation and disposal businesses for a period of two years following termination of his employment.  The Employment Agreement also imposes prohibitions on soliciting customers and employees of Wood Energy.

Outstanding Equity Awards at December 31, 2010

The following table summarizes information with respect to the stock options held by the executive officers listed in our summary compensation table as of December 31, 2010.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Gary O. Marino	25,000	—	$3.50	02/11/2015	(1)
	25,000	—	$2.70	06/01/2014	(2)
Greg Smith	—	—	—	—
Andy C. Lewis	—	—	—	—

(1)	Options vested on February 11, 2011, the date of grant.
(2)	Options vested on June 1, 2009, the date of grant.

Director Compensation
The following table summarizes information with respect to the compensation paid to our directors in 2010.  As an executive officer of Banyan, Gary Marino is included in our summary compensation table and, therefore, is not included in this table.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
Paul S. Dennis	—	$20,250	—	$20,250
Bennett Marks	—	$20,250	—	$20,250
Donald D. Redfearn	—	$20,250	$3,125	$23,375

(1)
The fair value of stock options is determined as of the date of grant. We use the Black-Scholes option pricing model to estimate the compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 13, “Stock-Based Compensation” to our attached consolidated financial statements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table lists the stock ownership of our directors, executive officers listed under executive compensation and significant stockholders as of March 23, 2011.

Name and Address(1)	Common Stock	Stock Options(2)	Preferred stock(3)	Total	Percentage(4)

Gary O. Marino(5) Patriot Equity, LLC 2255 Glades Road, Suite 342-W Boca Raton, FL 33431	386,783	50,000	505,556	942,339	26.2%

Paul S. Dennis(6) 16330 Vintage Oaks Lane, Delray Beach, FL 33484	364,792	50,000	200,000	614,792	18.7%

Bennett Marks Patriot Rail, LLC 2255 Glades Road, Suite 342-W Boca Raton, FL 33431	—	75,000	—	75,000	2.4%

Donald D. Redfearn 2255 Glades Road, Suite 342-W Boca Raton, FL 33431	—	25,000	—	25,000	0.8%

Greg Smith(7) 2016 Kingspointe Drive Chesterfield, MO 63005	166,667	—	100,000	266,667	8.5%

Andy C. Lewis(8) 868 South Allis Rd. Wilmar, AR 71675	166,667	—	100,000	266,667	8.5%

All directors, and executive officers as a group (8 individuals)	1,084,909	250,000	905,556	2,240,465	53.3%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	Shares of common stock into which shares of series A and series B preferred stock held by the beneficial owner are convertible.
(4)	Assumes the exercise of options, conversion of series A and series B preferred stock into common stock by that beneficial owner, but no others.
(5)
All shares of common stock and preferred stock are held by Patriot Rail Services, Inc. (“PRS”). Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the President and a significant stockholder of PRS’s ultimate parent company.

(6)	364,792 shares of common stock and all shares of preferred stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(7)	All shares of common stock and preferred stock are held by the Stephanie G. Smith Trust u/a dated December 20, 1995, as amended, Stephanie G. Smith and Greg Smith, Trustees.
(8)	All shares of common stock and preferred stock are held by the Andy C. Lewis and Michelle D. Lewis Revocable Trust.

Equity Compensation Plan Information

In 2009, our directors and officers received a total of 87,500 options as compensation for 2009 services.  In 2010, options were issued, 25,000 to each of our four directors and 40,500 to management.  We have not issued any other options, warrants or rights in 2010 or 2009.  A director exercised 25,000 options in 2010. In 2009, our directors and a former director exercised a total of 75,000 options.  Our equity plans are summarized in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	18,000	$3.70	272,000
Equity compensation plans not approved by security holders	235,000	$3.04	—
Total	253,000	$3.08	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Banyan entered into an agreement with Patriot Rail Corp. (“Patriot Rail”) for office space and administrative services at the Company’s Boca Raton, Florida headquarters.  Our Chairman and CEO, Gary O. Marino, Director, Bennett Marks, and Vice President of Administration, C. Lawrence Rutstein, are officers and significant stockholders of Patriot Rail.  Banyan pays Patriot Rail $5,000 a month for these services and the term of the agreement is month to month.  We believe that Banyan would not be able to obtain these services from an unrelated third party on terms equivalent to those offered by Patriot Rail.  We did not engage in any other transaction with related parties in 2010.

During 2010 the Company issued 6,000 shares of its series B preferred stock to Patriot Rail Services, Inc. (“PRS”). Gary O. Marino, the Company’s chairman and chief executive officer, is the president and a significant stockholder of PRS’s ultimate parent company. The preferred shares were issued for $100 a share, or $600,000 in the aggregate.

Director Independence

Our board has determined that one of our four directors, Paul S. Dennis, is “independent” as defined by NASDAQ Stock Market Listing Rule 5605(a) (2).  Although we are not listed for trading on the NASDAQ stock market, we have selected the NASDAQ rules as an appropriate guideline for determining the independence of our board members.

Item 14.	Principal Accounting Fees and Services.

Grant Thornton LLP served as our independent registered public accounting firm from 2000 until 2009. We paid Grant Thornton $175,000 in 2010 and $282,000 in 2009 for audit fees. Grant Thornton did not render any other services to Banyan during 2010 or 2009.  In 2010, DaszkalBolton LLP became our auditors and during 2010 they were paid $38,000 for their review of our quarterly filings. Additionally, DaszkalBolton LLP has been approved by the audit committee to perform certain tax services for the year ended December 31, 2010.

Because of the small size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by DaszkalBolton LLP. Our board believes the services provided by DaszkalBolton LLP are compatible with maintaining our auditor’s independence.

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

3.1*	Restated Certificate of Incorporation

3.2	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.

3.3	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.

3.4	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

4.1	Form of Series A Convertible Debenture. Exhibit 4.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

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

10.5	Capex Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.6	Guaranty, dated September 4, 2009 by the Registrant in favor of Fifth Third Bank. Exhibit 10.5 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.7**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Greg Smith. Exhibit 10.6 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.8**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.7 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.9*	Agreement for Use of Office and Administrative Services between Patriot Rail Corp. and The Wood Energy Group, Inc. dated September 4, 2009.

10.10*	Lease Agreement, dated January 11, 2010 by and between The Wood Energy Group, Inc. and Bailey Bark Material, Inc.

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Banyan Rail Services Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Rail Services Inc.

Date: April 1, 2011	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 1, 2011	/s/ Larry Forman
By Larry Forman,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: April 1, 2011	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board

Date: April 1, 2011	/s/ Bennett Marks
By Bennett Marks, Director

Date: April 1, 2011	/s/ Paul S. Dennis
By Paul S. Dennis, Director

Date: April 1, 2011	/s/ Donald D. Redfearn
By Donald D. Redfearn, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Banyan Rail Services Inc.

We have audited the accompanying consolidated balance sheet of Banyan Rail Services Inc. (formerly B.H.I.T. Inc.) (a Delaware corporation) and subsidiary as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Rail Services Inc. and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton
Fort Lauderdale, Florida
April 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

To the Board of Directors and Stockholders
of Banyan Rail Services Inc.

We have audited the accompanying balance sheet of Banyan Rail Services Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2009, were audited by other auditors whose report dated April 14, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Rail Services Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
April 1, 2011

Banyan Rail Services Inc. and Subsidiary
Consolidated Balance Sheets

	As of
	December 31, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$61,969	$101,361
Accounts receivable - trade	688,134	533,661
Due from sellers	-	341,863
Cost incurred related to deferred revenue	977,878	224,176
Prepaid expenses and other current assets	116,011	5,362
Total current assets	1,843,992	1,206,423

Property and equipment, net	2,886,275	2,146,086

Other assets
Deferred income taxes	569,582	-
Identifiable intangible assets, net	1,562,297	1,824,827
Goodwill	3,658,364	3,658,364
Other assets	171,542	199,993
Total other assets	5,961,785	5,683,184

Total assets	$10,692,052	$9,035,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$934,789	$906,908
Deferred revenue	758,849	151,925
Revolving credit line	894,328	275,000
Current portion of long-term debt	680,707	619,206
Current portion of capital leases	90,179	-
Dividends Payable	105,563	-
Total current liabilities	3,464,415	1,953,039

Deferred income taxes	-	110,088
Long-term debt, less current portion	2,349,623	2,567,394
Capital Leases, less current portion	155,196	-
Convertible debentures, net	-	441,073
Total liabilities	5,969,234	5,071,594

Commitments and contingencies	-	-

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued at December 31, 2010	200	-
Series B Preferred stock, $.01 par value. 10,000 shares authorized. 6,000 shares issued at December 31, 2010	576,437	-
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,045,856 and 3,020,414 shares issued at December 31, 2010 and December 31, 2009, respectively	30,458	30,204
Additional paid-in capital	93,045,614	91,885,935
Accumulated deficit	(88,859,202)	(87,881,351)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,722,818	3,964,099

Total liabilities and stockholders' equity	$10,692,052	$9,035,693

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Operations

	Banyan Rail Services		Predecessor
	Year Ended December 31		Eight Months Ended
	2010	2009	August 31, 2009

Revenues	$5,642,544	$1,142,738	$3,545,477
Cost of sales	4,780,910	876,115	2,978,222

Gross profit	861,634	266,623	567,255

General & administrative expenses	1,852,900	754,249	624,075
Acquisition costs for Wood energy	-	224,414	-
Write off of acquisition costs not completed	-	497,200	-

Loss from operations	(991,266)	(1,209,240)	(56,820)

Other expenses (income)
(Gain) on extinguishment of debt	(25,092)	-	-
Interest expense	320,167	195,291	55,918
Loss before income taxes	(1,286,341)	(1,404,531)	(112,738)

Income tax provision (benefit)	(308,490)	(1,356,862)	7,400
Net loss	$(977,851)	$(47,669)	$(120,138)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(205,593)	-	-
Amortization of preferred stock beneficial conversion feature	(2,023,363)	-	-
Total dividends for the benefit of preferred stockholders	(2,228,956)	-	-

Net loss attributable to common stockholders	$(3,206,807)	$(47,669)	$(120,138)

Weighted average number of common shares outstanding:
Basic and diluted	3,043,247	2,507,990

Net loss per common share, basic and diluted	$(0.32)	$(0.02)
Net loss attributable to common shareholders per share	$(1.05)	$(0.02)

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Cash Flows

			Predecessor
	Years Ended December 31		Eight Months Ended
	2010	2009	August 31, 2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$(977,851)	$(47,669)	$52,958
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	465,652	102,704	225,678
Amortization of identifiable intangible assets	262,530	87,510	-
Stock compensation expense	91,096	87,500	-
Deferred income taxes	(290,795)	(1,359,637)	-
Acquisition costs written off	-	340,000
Amortization of deferred loan costs	28,451	13,860	-
Other	(9,823)	59,823	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(154,473)	5,052	(194,105)
Decrease (increase) in costs incurred related to deferred revenue	(753,702)	(185,855)	321,625
Decrease in due from Sellers	341,863	-	-
Decrease (increase) in prepaid expenses and other current assets	(110,649)	23,398	-
Increase in accounts payable and accrued expenses	27,881	224,726	374,096
Increase (decrease) in deferred revenue	606,924	84,748	(513,219)
Net cash provided by (used in) operating activities	(472,896)	(563,840)	267,033

Cash flows from investing activities:
Acquisition of property and equipment	(889,705)	(448,790)	(205,830)
Purchase of net assets in the acquisition of Wood, net of cash acquired	-	(4,921,929)	-
Net cash used in investing activities	(889,705)	(5,370,719)	(205,830)

Cash flows from financing activities:
Proceeds from long-term debt	443,730	3,336,600	88,274
Deferred loan costs	-	(213,853)	-
Proceeds from line of credit	619,328	275,000	-
Preferred dividends paid	(100,030)	-	-
Payment of capital leases	(70,761)	-	(96,665)
Proceeds from exercise of stock options	37,500	112,500	-
Proceeds from sale of preferred stock	993,442	-	-
Payments of long-term debt	(600,000)	(150,000)	(32,684)
Proceeds from convertible debentures	-	1,125,000	-
Purchase of treasury stock	-	(62,500)	-
Net cash provided by (used in) financing activities	1,323,209	4,422,747	(41,075)

Net increase (decrease) in cash and cash equivalents	(39,392)	(1,511,812)	20,128
Cash and cash equivalents, beginning of period	101,361	1,613,173	2,175
Cash and cash equivalents, end of period	$61,969	$101,361	$22,303
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$304,942	$187,024	$45,971
Taxes	$-	$-	$-

Non cash financing activities:
Issuance of preferred stock for exchange of convertible debentures	$1,525,000	$-	$-
Issuance of convertible debentures for purchase of Wood	$-	$400,000	$-
Issuance of common stock for purchase of Wood	$-	$1,166,667	$-
Preferred stock dividend in excess of payments	$105,563	$-	$-
Property acquired under capital leases	$316,136	$-	$-

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Periods Ended December 31, 2009 and December 31, 2010

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity January 1, 2009	2,612,081	$26,121	-	-	$89,768,476	$(87,833,681)	3,276	$(8,189)	$1,952,727
Proceeds from exercise of stock options	75,000	750	-	-	111,750	-	-	-	112,500
Purchase of treasury stock	-	-	-	-	-	-	25,000	(62,500)	(62,500)
Stock compensation expense	-	-	-	-	87,500	-	-	-	87,500
Convertible debentures beneficial conversion feature	-	-	-	-	754,875	-	-	-	754,875
Issuance of shares for acquisition of Wood Energy	333,333	3,333	-	-	1,163,335	-	-	-	1,166,668
Net loss for the year ended December 31, 2009	-	-	-	-	-	(47,670)	-	-	(47,670)
Stockholders’ equity December 31, 2009	3,020,414	$30,204	-	-	$91,885,936	$(87,881,351)	28,276	$(70,689)	$3,964,100
Issuance of preferred stock - Series A	-	-	20,000	200	1,201,806	-	-	-	1,202,006
Issuance of preferred stock - Series B	-	-	6,000	576,437	23,563	-	-	-	600,000
Stock compensation expense	-	-	-	-	91,097	-	-	-	91,097
Exercise of stock options	25,000	250	-	-	37,250	-	-	-	37,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(977,851)	-	-	(977,851)
Preferred stock dividends	-	-	-	-	(194,038)	-	-	-	(194,038)
Common Stock Adjustment	442	4	-	-	-	-	-	-	4
Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements.

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

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition

The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, monies received or invoices for services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping costs for contracts which have not been completed are also deferred until the related revenue recognition process is complete.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2010 and 2009 no allowance is provided as all accounts receivable are deemed collectible.

Trade accounts receivable include $384,275 and $246,142, as of December 31, 2010 and December 31, 2009, respectively for completed contracts retainage.  As noted in the revenue recognition accounting policy described in Note 3 herein, the company does not recognize the sales value of its services for contracts that are incomplete.

Deferred Revenues of $758,849 and $151,925 represent a contractually agreed upon 50% advance as the work progresses.  Amounts that had not been billed and were not billable to customers at the balance sheet dates are $758,849 and $151,925 as of December 31, 2010 and December 31, 2009, respectively. These amounts represent the second 50% due under each contract and are billable and recorded as recognized revenue upon the removal of all of each contract's ties from the customer’s premises.

Property and Equipment

Property and equipment owned and under capital leases are carried at cost. Depreciation of property and equipment is provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	3-7
Track on leased properties	4

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

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options, preferred stock and debenture common stock equivalents.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. The Company assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the years ended December 31, 2010 and 2009, there were no impairments of goodwill and indefinite lived intangibles.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and biomass customer market. Inventory is collateral for the indebtedness described in Note 10.

Retained Earnings distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company and we cannot pay dividends on our common stock unless we first pay dividends required   by our preferred stock.

Note 4.  Recently Issued Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. As this ASU is limited to supplemental disclosures, its adoption will not have an impact on the Company’s financial condition or results of operations.

Goodwill Impairment Test

In December, 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The Company adopted this ASU as of January 1, 2010. The adoption of this ASU does not have an impact on the financial statements for the year ending 2010 but may in the future impact the timing of the Company’s reporting of goodwill impairment charges.

Note 5. Liquidity

At December 31, 2010, the Company had a net working capital deficiency of $1,620,423 and for 2010 incurred negative cash flows from operating activities of $472,896. The Company recognizes that the timing of the realization of its receivables from customers and its vendor and debt obligation payments may not allow the Company to generate positive working capital in the near future. The term loan and lines of credit from the bank (described in Notes 9 and 10) are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratio, as well as minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization).

The bank has granted a waiver with respect to non-compliance with the financial covenants as of December 31, 2010 (See Note 18).

Operationally the Wood Energy Group management has taken initiatives to improve operating results. In December of 2010, the Company developed and began implementation of its 2011 plan and it is anticipated the Company will achieve profitability and generate positive cash flow from operating activities into the foreseeable future as a result of increased sales levels and improved gross margins.

The Company continued to raise equity capital in 2010 issuing  20,000 shares of Series A convertible preferred stock during the year ended December 31, 2010 for $2.0 million. The proceeds were used for both working capital purposes and for the exchange of its outstanding convertible debentures to shares of this convertible preferred stock. The holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of Series A convertible preferred stock were issued.

On October 18, 2010, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series B Preferred stock. The issuance price of the Series B preferred stock is $100 per share and it is convertible into common stock by the holder at the earlier

(i)	The Common Stock is listed for trading on Nasdaq or any national securities exchange;
(ii)	The bid price of the Common Stock is equal to or exceeds $5.00 a share for 30 consecutive days, and thereafter so long as the bid price continues to equal or exceed $5.00 per share;
(iii)
The trading volume of the Common Stock is equal to or exceeds 10,000 shares a day for 30 consecutive days, and thereafter so long as the daily trading volume continues to equal or exceed 10,000 shares; or

(iv)	October 15, 2013.

At that time the Company may also elect to convert or redeem the series B preferred stock.  The conversion price is $2.25 per share of common stock, subject to adjustment for stock dividends, stock splits and reorganizations.

The series B preferred stock ranks senior to the common stock and pari-passu with the series A preferred stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.

During the last 4 months of 2010, Company issued 6,000 shares of its Series B preferred stock to Patriot Rail Services Inc. (“PRS”) Gary O. Marino, the Company’s chairman and chief executive officer, is the president and a significant stockholder of PRS’s ultimate parent company.  The preferred shares were issued for $100 a share, or $600,000 in the aggregate.

Note 6.  Acquisition of the Wood Energy Group, Inc.

On September 4, 2009, the Company purchased all of the issued and outstanding common stock of Wood Energy for a purchase price of $5,002,369 in cash (including $309,989 of “retainage” on uncompleted contracts at the date of closing and deducting approximately $100,000 for working capital) and $1,166,667 in shares of common stock of the Company, or 333,334 shares. The cash portion of the purchase price reflects a reduction of $341,863 as a result of the final determination of the uncompleted contract position of Wood Energy as of the date the transaction closed. This amount is included in due from sellers in the accompanying balance sheet as of December 31, 2009. The number of shares of common stock of the Company was determined by the market value of the shares based on the average closing price of the stock for the five business days prior to June 1, 2009, the date the purchase agreement was signed, and the value of such shares were determined on September 4, 2009, the date the transaction closed.

The $6,169,036 purchase price was allocated pursuant to the following table. The amounts allocated to identifiable intangible assets and property and equipment were based on independent third party appraisals. Goodwill was recorded as a result of this allocation due to the purchase price being based on the Company’s historical cash flow and work force in place.

Purchase price	$6,169,036
Allocated to:
Identifiable intangible assets	(1,912,337)
Property and equipment	(1,800,000)
Deferred income taxes	1,080,850
Costs related to unbilled accounts receivable	(38,321)
Deferred revenue	67,176
Current assets acquired	(579,919)
Current liabilities acquired	671,879
Goodwill	$3,658,364

The following condensed combined statements of income data provide the consolidated revenue, net loss, net loss attributable to common shareholders and earnings per share data for the year ended December 31, 2009 giving effect to the purchase of Wood Energy’s common stock as if it had occurred on January 1, 2009. The unaudited pro forma condensed combined statement of income data is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition of Wood Energy been completed as of the dates presented, and should not be construed as representative of the future results of operations or financial condition after such acquisition.

	Years Ended December 31,
		Unaudited (1)
	2010	2009
Revenue	$5,642,544	$4,688,215
Net loss	(977,851)	(453,434)
Net loss attributable to common shareholders	(3,206,807)	(453,434)
Basic and diluted net loss per share	$(0.32)	$(0.16)
Net loss attributable to common shareholders per share	$(1.05)	$(0.16)

(1) 2009 includes the results of operations of Wood energy for eight months under pre-acquisition ownership and four months under Banyan Rail Services Inc. ownership

As defined by ASC 805 “Business Combinations”, acquisition related costs the acquirer incurs to effect a business combination are expensed in the period in which the costs were incurred. Accordingly, costs of $224,414 were expensed for the acquisition of Wood Energy for the year ended December 31, 2009.

As of December 31, 2010, identifiable intangible assets consist of the following:

				Weighted Average
	Original	Accumulated	Balance,	Amortization
	Amount	Amortization	December 31, 2010	Period
Customer contracts	$1,840,089	$301,875	$1,538,214	9.5 years
Employee non-compete agreements	72,248	48,165	24,083	1.0 year

	$1,912,337	$350,040	$1,562,297

The Company estimates the aggregate amortization expense related to the intangible assets as of December 31, 2010, will be as follows for the periods presented:

2011	225,674
2012	151,962
2013	151,962
2014	151,962
2015	151,962
Thereafter	728,775
$1,562,297

The Company performed its annual goodwill recoverability assessment, resulting in no goodwill impairment during 2009 and 2010.

Neither the identifiable intangible assets nor the goodwill are deductible for income tax purposes.

Note 7.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
Machinery and equipment	$3,393,375	$2,248,266
Track	61,670	-
Accumulated depreciation	(568,770)	(102,180)
	$2,886,275	$2,146,086

Depreciation expense was $465,652 and $102,704 for the years ended December 31, 2010 and December 31, 2009, respectively and are included in cost of sales in the consolidated statements of operations. The predecessor depreciation expense of $225,678 for the eight months ended August 31, 2009 is also included in cost of sales.

Note 8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009

Accounts payable	$790,224	$503,405
Accrued expenses	144,565	403,503
	$934,789	$906,908

Note 9.  Revolving credit line

The Company has a working capital line of credit from a bank in the amount of $1,000,000 due in July 2011. Borrowings or advances under the line, are $894,328 as of December 31, 2010, and bear interest at the Company’s option equal to either (i) the Prime Rate plus the 5% or (ii) the LIBOR Rate with a 2% floor plus 4.5%. Monthly payments of interest only are due on the credit line. Advance limits are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. As of December 31, 2010, $105,672 of the line of credit was unutilized. The line of credit is cross-collateralized with the long-term debt described in Note 10. The Company incurs a non-utilization fee equal to one half of one percent (.5%) of the net of the total line of credit less the outstanding line of credit

The weighted average interest rate for the line of credit was 4.97% during the year ended December 31, 2010. The average amount of borrowings was $732,800 for the year ended December 31, 2010. For the year ended December 31, 2009 the weighted average interest rate for short-term borrowings outstanding was 9.0%. The average amount of borrowings was $146,429 during the period ended December 31, 2009.

Note 10.  Long-term Debt

Long-term debt consists of the following:

	December 31,
	2010	2009

Senior secured term loan with a bank bearing interest at the prime rate plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2010). Monthly payments of principal and accrued interest are required throughout the five-year term as well as 75% of any excess cash flow (as defined in the loan agreement). Secured by all of the Company's assets, due September 2014	$2,250,000	$2,850,000

Capital expenditure line of credit of up to $1,000,000 bearing interest at the prime rate plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2010). Monthly payments of accrued interest are required through July 2011; thereafter, monthly payments of principal and accrued interest based on a five-year amortization. Secured by all of the Company's assets, due September 2016	780,330	336,600

	3,030,330	3,186,600
Less current portion	(680,707)	(619,206)

	$2,349,623	$2,567,394

The following is a summary of principal maturities of long-term debt as of December 31, 2010 during the next five years:

2011	$680,707
2012	756,060
2013	756,060
2014	606,060
2015	156,060
Therafter	75,383
Total long-term debt	$3,030,330

The credit facilities described above, as well as the line of credit described in Note 9 are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA or earnings before interest, taxes, depreciation and amortization. On April 1, 2011, the bank granted a waiver with respect to non-compliance with these covenants as of December 31, 2010 (see Note 18).  Also as discussed in Note 18, the Company is concluding negotiations with the bank on revised loan terms.  The Company expects to meet the financial covenants included in the revised terms and has retained the long-term classification of the applicable portion of the debt in accompanying consolidated balance sheet

Capitalized loan costs were $214,027, less accumulated amortization of $54,440 at December 31, 2010. Amortization of loan costs is charged to interest expense. Loan costs are being amortized on the straight-line basis over the five year term of the loans. Amortization expense related to deferred loan costs for the remaining term of the loans is as follows:

2011	$42,771
2012	42,771
2013	42,771
2014	31,099
$159,412

Note 11.  Leases

The Company leases equipment used in its operations under capital leases that expire over two to three years. Payments under these capital leases were $96,297 for the year ended December 31, 2010. There were no payments in the comparable periods of 2009. Depreciation of the equipment is included in the cost of goods sold section of the statement of operations. At December 31, 2010, the total future minimum rental commitments under all the above operating leases are as follows:

For the years ending December 31,

2011	$114,505
2012	114,505
2013	54,536
Net minimum lease payments	283,546
Less amount representing interest	38,171
Present value of net minimum lease payments	245,375
Amount representing current portion	(90,179)

Capital leases payable, less current portion	$155,196

The Company also has an operating lease for unimproved land where its processing facility is located, for the two year period ending January 2012. At the end of the initial term, the Company has the right to renew the lease for three consecutive one year terms. Payments under this operating lease were $36,000 for the year ended December 31, 2010.

Note 12.  Convertible Debentures and Preferred Stock

In connection with the purchase of Wood Energy, the Company issued $1,525,000 of convertible debentures bearing interest at 10% per annum and payable in five years. The debentures were convertible into the Company’s common stock at $2.00 per share. In accordance with ASC 470-20 (Debt with Conversion and Other Options), the Company determined that the convertible debentures had beneficial conversion features because the embedded conversion feature was an “in-the-money” issuance. Therefore the embedded beneficial conversion feature was valued separately at issuance. The convertible debentures met the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is fixed. Therefore, the beneficial conversion feature qualifies for equity classification.

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

The convertible debenture liability was as follows at December 31, 2009:

Convertible debentures payable	$1,525,000
Less: unamortized discount on debentures	(1,083,927)
Convertible debentures, net	$441,073

Subsequently in February 2010, the Company completed an exchange of the outstanding convertible debentures for shares of convertible preferred stock. The holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of Series A Convertible preferred stock were issued. Similar to the debentures, holders of the Series A Convertible preferred stock are entitled to an annual cash dividend of 10% payable semi-annually, and each share of preferred stock is convertible into 50 shares of common stock. The holders of the preferred stock are not entitled to redeem their shares for cash. The preferred stock is convertible at the holder’s option into shares of common stock of Banyan. In accordance with ASC 470-20, the Company has determined that the preferred stock includes a beneficial conversion feature and a discount valued at $1,525,000 has been accounted for as a dividend in 2010.

The Company issued 4,750 additional shares of Series A convertible preferred stock during the remainder of 2010. The Company has determined that these issuances also include beneficial conversion features and discounts valued at $475,000 which has been accounted for as dividends for the year ended December 31, 2010. These proceeds were used for working capital purposes.

In October 2010, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series B Preferred stock. The issuance price of the Series B Preferred stock is $100 per share and it is convertible into common stock by the holder at any time after:

(i)	The Common Stock is listed for trading on Nasdaq or any national securities exchange;
(ii)	The bid price of the Common Stock is equal to or exceeds $5.00 a share for 30 consecutive days, and thereafter so long as the bid price continues to equal or exceed $5.00 per share;
(iii)
The trading volume of the Common Stock is equal to or exceeds 10,000 shares a day for 30 consecutive days, and thereafter so long as the daily trading volume continues to equal or exceed 10,000 shares; or

(iv)	October 15, 2013.

At that time the Company may also elect to convert or redeem the series B preferred stock. The conversion price is $2.25 per share of common stock, subject to adjustment for stock dividends, stock splits and reorganizations.

The Series B Preferred stock ranks senior to the common stock and pari-passu with the Series A Preferred stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.

The Company issued 6,000 shares of its Series B preferred stock through December 31, 2010. The total amount was issued to Patriot Rail Services Inc. (‘PRS’). Gary O. Marino, the Company’s chairman and chief executive officer, is also the president and a significant stockholder of PRS’s ultimate parent company. The preferred shares were issued for $100 a share, or $600,000 in the aggregate.

Preferred stock dividends for Series A and Series B are accrued for the semi-annual period ended December 31, 2010 in the amount of $105,563. These dividends were paid in February 2011.

Note 13.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s board of directors and with certain officers and employees as part of their compensation. The option activity is as follows for years ending December 31, 2010 and 2009:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2009	212,500	$2.50		Nil	$160,000
Options granted	87,500	3.50	$87,500	3.5 years	-
Options exercised	(75,000)	1.50			(112,500)
Balance December 31, 2009	225,000	3.20			47,500
Options granted	140,500	2.91	$121,125	4.3 years	33,750
Options exercised	(25,000)	1.50			(37,500)
Options expired	(87,500)	3.50		-	-
Balance, December 31, 2010	253,000	$3.08		3.7 years	$43,750

Prior to June 30, 2010 the Company had not adopted a formal stock option plan.  On July 1, 2010 at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved.

The number of options issued and the grant dates were determined at the discretion of the Company’s Board. Outstanding options vest at the date of grant or over a period of one or three years. The options are exercisable for periods not exceeding five years from the date of grant.

The fair values of stock options are estimated using the Black-Sholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. In 2009, the Company was seeking an acquisition in a railroad-related business. Accordingly, the 2010 and 2009 expected volatility rates were estimated using the average volatility rates of seven public companies in the railroad industry. The assumptions used in the option-pricing models during 2010 and 2009 were as follows:

	2010	2009
Risk free interest rate	1.39-2.37%	2.55%
Expected life (years)	5	5
Expected volatility	29%	27%
Dividend yield	-	-

The fair value of shares that vested was $91,097 and $87,500 for the years ending December 31, 2010 and ending December 31, 2009, respectively.

As of December 31, 2010 total compensation cost related to non-vested awards not yet recognized was $28,030 to be  recognized over a 7 month on a weighted-average basis

Note 14. Treasury Stock

In March 2009, the Company purchased 25,000 shares of its common stock in a non-market transaction. The Company uses the cost method of accounting for treasury stock purchases. The treasury shares were purchased at a price of $2.50 per share (the market price on the day of the transaction) for a total of $62,500.

Note 15. Income Taxes

The provision for income taxes consists of the following components:
	Year Ended		Predecessor
	December 31,		Eight Months Ended
	2010	2009	August 31, 2009
Current (benefit) expense	$(17,695)	$2,775	$7,400
Deferred Tax (benefit)	(290,795)	(1,359,637)	-
	$(308,490)	$(1,356,862)	$7,400

The current income tax benefit relates to a reduced level of uncertain tax positions indentified in ASC 740 -10 Income Taxes.  The components of deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2010	2009

Long-term deferred tax assets:
Stock compensation benefit	$206,170	$169,307
Net operating loss carryforward	1,354,768	1,204,142
Total long-term deferred tax assets	1,560,938	1,373,449
Valuation allowance	-	-
	1,560,938	1,373,449

Long-term deferred tax liabilities:
Convertible debenture	-	(368,535)
Intangible assets	(546,804)	(620,442)
Property and equipment	(464,892)	(494,560)
Total long-term deferred tax liabilities	(1,011,696)	(1,483,537)

Net deferred tax assets (liabilities)	$549,242	$(110,088)

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2010 was $3,960,720, expiring between 2010 and 2030. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it has sufficient taxable income to offset those assets. Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will be realized.

A schedule of the NOLs is as follows:

Tax Year	Net operating loss	NOL Expiration Year
1996	$111,017	2011
1997	66,707	2012
1998	184,360	2018
1999	187,920	2019
2000	25,095	2020
2001	104,154	2021
2002	15,076	2022
2003	96,977	2023
2004	78,293	2024
2005	70,824	2025
2006	48,526	2026
2007	180,521	2027
2008	534,087	2028
2009	1,444,831	2029
2010	812,332	2030
	$3,960,720

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain.  The effective tax rates for 2010 and 2009 were computed by applying the federal and state statutory corporate tax rates as follows:

			Predecessor
	Year ended December 31,		Eight Months Ended
	2010	2009	August 31, 2009

Statutory Federal income tax rate	34%	34%	34%
State income taxes	1%	-5%	7%
Rate Differential	-3%	0%	0%
Release of valuation of deferred tax assets	0%	81%	0%
Less valuation allowance	0%	0%	-34%
Loss of expiring NOLs	-19%	-13%	0%
Prior Year NOL Correction	9%	0%	0%
Rate differential	2%	0%	0%
	24%	97%	7%

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

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the years ended December 31, 2010 and 2009, because they are not material.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$25,200
Additions based on tax positions related to the current year	10,175
Balance at December 31, 2009	35,375
Reductions based on tax positions related to the current year	(23,975)
Balance at December 31, 2010	$11,400

As of December 31, 2010 and December 31, 2009, the balance in unrecognized tax benefits is $11,400 and $35,375. The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 16. Major Customers and other risk concentrations

In 2010 and 2009 the Company recorded 67% and 75% of its revenues under a contract with one major customer (84% and 69% of the accounts receivable), respectively, and 22% and 11% of its revenues under a contract with another major customer (4% and 19% of the accounts receivable), respectively. With respect to the predecessor company, 61% of its revenue was under a contract with one major customer in 2009 (70% of the accounts receivable) and 6% under a contract with another major customer in 2009 (0% of outstanding accounts receivable - trade), respectively.

The Company operates in a limited geographic region in Texas and a portion of Louisiana which have relatively stable economic and environmental legal conditions. Given the concentrated geographic region, unfavorable economic, environmental or the availability of trained labor may restrict the company’s growth.

Note 17. Related Party Transactions

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management and ownership, for $5,000 per month. These costs are incurred in the General and Administrative section of the statement of operations. The costs for each period were: $60,000 in 2010 and $20,000 in 2009. The predecessor company did not incur these costs.

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services. Such persons are compensated solely with stock options. The Company’s board of directors and officers directly or beneficially own $1,600,000 of the Company’s series A and series B preferred stock as of December 31, 2010. As of December 31, 2009, the Company’s officers and directors directly or beneficially own a total of $1,000,000 of the outstanding convertible debentures.

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers. The aggregate expense under these agreements was $351,500 in 2010 and $106,500 in 2009.

Note 18. Subsequent Events

At December 31, 2010, we were in violation of the fixed charge coverage, the total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and the minimum EBITDA covenants contained in our loan agreements with Fifth Third Bank. On April 1, 2011, the lender granted a waiver with respect to non-compliance with the financial covenants as of December 31, 2010.

The Company is currently concluding negotiations for a modification and extension of our term loan and credit lines with the bank.

The Company issued an additional 2,000 shares of its series B preferred stock to Patriot Rail Services Inc. (“PRS”) for $100 a share. Gary O. Marino, the Company’s chairman and chief executive officer, is the president and a significant stockholder of PRS’s ultimate parent company. Including the shares issued in 2010, we have issued $800,000 in the aggregate.  The proceeds of the money received in 2011 were used to fund working capital requirements.