Form 10-Q
period 2011-03-31
Banyan Rail Services Inc.
filed 2011-05-13
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,856 shares of common stock, $0.01 par value per share, as of May 9, 2011.

Table of Contents

Part I — Financial Information		3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Cautionary Statement Concerning Forward-Looking Statements		14
Overview		14
Wood Energy		15
Recent Events		15
Critical Accounting Policies and Estimates		15
Results from Operations		18
Revenues		18
Gross profit		18
General and administrative expenses		19
Other income and expense		19
Interest expense		19
Income tax expense		20
Net loss attributable to common stockholders		20
Financial Condition and Liquidity		20
Off-Balance Sheet Arrangements		22
How to Learn More about Banyan		22
Item 4. Controls and Procedures		22
Part II — Other Information		22
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
Signatures		23

Part I — Financial Information

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Balance Sheets
As of

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,708	$61,969
Accounts receivable - trade	641,259	688,134
Cost incurred related to deferred revenue	1,289,647	977,878
Prepaid expenses and other current assets	117,125	116,011
Total current assets	2,060,739	1,843,992
Property and equipment, net	2,898,578	2,886,275
Other assets
Deferred income taxes	569,582	569,582
Identifiable intangible assets, net	1,496,664	1,562,297
Goodwill	3,658,364	3,658,364
Other assets	161,327	171,542
Total other assets	5,885,937	5,961,785
Total assets	$10,845,255	$10,692,052
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,068,971	$934,789
Deferred revenue	1,158,834	758,849
Revolving credit line	872,290	894,328
Current portion of long-term debt	708,050	680,707
Current portion of capital leases	97,261	90,179
Accrued dividends	66,998	105,563
Total current liabilities	3,972,404	3,464,415

Long-term debt, less current portion	2,112,280	2,349,623
Capital leases, less current portion	149,088	155,196
Total liabilities	6,233,772	5,969,234
Commitments and contingencies	-	-
Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued.	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized. 8,000 and 6,000 shares issued, respectively.	749,445	576,437
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,045,856 issued.	30,458	30,458
Additional paid-in capital	93,016,102	93,045,614
Accumulated deficit	(89,114,033)	(88,859,202)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,611,483	4,722,818
Total liabilities and stockholders' equity	$10,845,255	$10,692,052

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues	$1,309,888	$1,256,558
Cost of sales	983,713	829,571
Gross profit	326,175	426,987
General & administrative expenses	506,061	476,331
Loss from operations	(179,886)	(49,344)
Interest expense	74,945	88,688
Gain on extinguishment of debt	-	(25,092)
Loss before income taxes	(254,831)	(112,940)
Income tax provision	-	(4,300)
Net loss	$(254,831)	$(117,240)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(67,000)	(42,667)
Amortization of discount on preferred stock arising from beneficial conversion feature	(26,992)	(1,797,500)
Total dividends for the benefit of preferred stockholders	(93,992)	(1,840,167)
Net loss attributable to common stockholders	$(348,823)	$(1,957,407)

Weighted average number of common shares outstanding:
Basic and diluted	3,045,856	3,035,291

Net loss per common share, basic and diluted	$(0.08)	$(0.04)
Net loss attributable to common shareholders per share	$(0.11)	$(0.64)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(254,831)	$(117,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,695	39,333
Amortization of identifiable intangible assets	65,633	65,632
Stock compensation expense	17,111	7,640
Amortization of deferred loan costs	10,215	10,145
Gain on sale of equipment	(9,193)
Amortization of beneficial conversion feature	-	15,269
Gain on extinguishment of debt	-	(25,092)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	46,875	(313,727)
(Increase) in costs incurred related to deferred revenue	(311,769)	(511,016)
Decrease (increase) in prepaid expenses and other current assets	(1,114)	183,478
Increase in other assets	-	(5,618)
Increase in accounts payable and accrued expenses	134,182	275,947
Increase in deferred revenue	399,985	334,203
Net cash provided by (used in) operating activities	239,789	(41,046)
Cash flows from investing activities:
Acquisition of property and equipment	(200,314)	(105,075)
Proceeds from the sale of equipment	78,000	-
Net cash used in investing activities	(122,314)	(105,075)
Cash flows from financing activities:
Proceeds from sale of preferred stock	193,385	272,500
Payment of preferred stock dividends	(105,566)	-
Repayment of line of credit	(22,038)	-
Payment of capital leases	(22,521)	(17,391)
Payments of long-term debt	(210,000)	(150,000)
Proceeds from long-term debt	-	43,226
Proceeds from line of credit	-	100,000
Proceeds from exercise of stock options	-	37,500
Increase in subscription receivable	-	(125,000)
Net cash (used in) provided by financing activities	(166,740)	160,835

Net (decrease) increase in cash and cash equivalents	(49,265)	14,714
Cash and cash equivalents, beginning of period	61,969	101,361
Cash and cash equivalents, end of period	$12,704	$116,075

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,524	$116,362
Taxes	$-	$-
Non cash financing activities:
Issuance of preferred stock for exchange of convertible debentures	$-	$1,525,000
Preferred stock dividend in excess of payments	$67,000	$42,677
Property acquired under capital leases	$23,496	$206,136

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Periods Ended December 31, 2010 and March 31, 2011

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total
Stockholders’ equity Janaury 1, 2010	3,020,414	$30,204	-	-	$91,885,936	$(87,881,351)	28,276	$(70,689)	$3,964,100
Issuance of preferred stock - Series A	-	-	20,000	200	1,201,806	-	-	-	1,202,006
Issuance of preferred stock - Series B	-	-	6,000	576,437	23,563	-	-	-	600,000
Stock compensation expense	-	-	-	-	91,097	-	-	-	91,097
Exercise of stock options	25,000	250	-	-	37,250	-	-	-	37,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(977,851)	-	-	(977,851)
Preferred stock dividends	-	-	-	-	(194,038)	-	-	-	(194,038)
Common Stock Adjustment	442	4	-	-	-	-	-	-	4
Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818
Issuance of preferred stock - Series B			2,000	173,008	20,377				193,385
Stock compensation expense					17,111				17,111
Net loss for the three month ended March 31, 2011						(254,831)			(254,831)
Preferred stock dividends					(67,000)				(321,831)
Stockholders’ equity March 31, 2011	3,045,856	$30,458	28,000	$749,645	$93,016,102	$(89,114,033)	28,276	$(70,689)	$4,611,483

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

Certain reclassifications have been made to the 2010 financial statements to conform to the classifications used in 2011. In April 2010, the Company effected a 1 for 10 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect this transaction.

Although we believe that the disclosures included in our condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full 2011 year.

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, monies received or progress invoices for services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping costs for contracts which have not been completed are also deferred until the related revenue recognition process is complete.

The Company also receives revenue from the processing of railroad ties into scrap tie fuel and the sale of certain scrap ties to landscapers and other railroad tie processors. These revenues are recorded when the ties or derivative materials are delivered to the customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of March 31, 2011 and December 31, 2010 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $1,158,834 and $758,849 at March 31, 2011 and December 31, 2010, respectively.  Amounts that had not been billed and were not billable to customers at the balance sheet dates are $729,566 and $758,849 as of March 31, 2011 and December 31, 2010, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract's ties from the customer’s premises.

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

Fair Value of Financial Instruments

Recorded financial instruments consist of cash, accounts receivable, accounts payable, short-term and long-term debt obligations.  The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and preferred stock common stock equivalents.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the three months ended March 31, 2011 and 2010, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and scrap tie fuel markets.

Retained Earnings distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Note 4.  Capital Leases

The Company leases equipment used in its operations under capital leases that expire over two to five years.
Payments under these capital leases were $29,988 and $13,106 for the three months ended March 31, 2011 and 2010. At March 31, 2011, the total future minimum rental commitments under all the above operating leases are as follows:

For the years ending December 31,

2011	$89,966
2012	119,955
2013	59,986
2014	5,448
2015	5,448
Net minimum lease payments	280,803
Less amount representing interest	34,454
Present value of net minimum lease payments	246,349
Amount representing current portion	(97,261)

Capital leases payable, less current portion	$149,087

Note 5. Convertible Debentures and Preferred Stock

In connection with the purchase of Wood Energy, the Company issued $1,525,000 of convertible debentures bearing interest at 10% per annum and payable in five years. The debentures were convertible into the Company’s common stock at $2.00 per share. In accordance with ASC 470-20 (Debt with Conversion and Other Options), the Company determined that the convertible debentures had beneficial conversion features because the embedded conversion feature was an “in-the-money” issuance. Therefore the embedded beneficial conversion feature was valued separately at issuance. The convertible debentures met the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is fixed. Therefore, the beneficial conversion feature qualified for equity classification.

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

During the remainder of 2010, the Company issued 4,750 additional shares of series A convertible preferred stock. The Company has determined that these issuances also include beneficial conversion features and discounts valued at $475,000 which has been accounted for as dividends for the year ended December 31, 2010. These proceeds were used for working capital purposes.

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

The Company issued 6,000 shares of its series B preferred stock through December 31, 2010. In the quarter ended March 31, 2011, the Company issued 2,000 shares. Subsequent to March 31, 2011, during April 2011 the Company issued an additional 2,000 shares of its series B preferred stock. All shares of the series B preferred stock were issued to Patriot Rail Services Inc. Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is also the President and a significant stockholder of the owner of Patriot Rail Services Inc. The preferred shares were issued for $100 per share.

Note 6. Income Taxes

The provision for income taxes consists of the following components:
	Three months ended March 31,
	2011	2010
Current (benefit) expense	$-	$43,022
Deferred Tax (benefit)	-	(38,722)
	$-	$4,300

The components of deferred income tax assets and liabilities are as follows:

	March 31,	December 31,
	2011	2010

Long-term deferred tax assets:
Stock compensation benefit	$212,159	$206,170
Net operating loss carryforward	1,433,965	1,375,108
Total long-term deferred tax assets	1,646,124	1,581,278
Valuation allowance	(64,653)	-
	1,581,471	1,560,938
Long-term deferred tax liabilities:
Intangible assets	(523,833)	(546,804)
Property and equipment	(488,056)	(464,892)
Total long-term deferred tax liabilities	(1,011,889)	(1,011,696)

Net deferred tax assets (liabilities)	$569,582	$569,582

Our Federal net operating loss (“NOL”) carryforward balance as of March 31, 2011 was $4,133,829, expiring between 2011 and 2029. Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that a significant portion will be realized.  A schedule of the NOLs is as follows:

Net operating
Tax Year	loss
1996	$111,017
1997	66,707
1998	184,360
1999	187,920
2000	25,095
2001	104,154
2002	15,076
2003	96,977
2004	78,293
2005	70,824
2006	48,526
2007	180,521
2008	534,087
2009	1,444,831
2010	812,332
Current year taxable loss	173,109
$4,133,829

The Company's net deferred tax assets before valuation allowance as of March 31, 2011 was approximately $634,000, most of which relates to net operating losses that expire from 2011 to 2030. The Company recorded an operating loss for the quarter and has a recent history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the net operating losses in the future. However, the Company has recorded a valuation allowance due to the potential that the 1996 and 1997 net operating losses will expire before being utilized.

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

Note 7. Earnings per Share

The Company excluded from the diluted earnings per share calculation 1,355,556 and 1,211,250 shares issuable upon conversion of convertible preferred stock that were outstanding at March 31, 2011 and 2010, as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s Board of Directors and officers and employees as part of their compensation. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2010	225,000	3.20			13,875
Options granted	140,500	2.91	$121,125	4.0 years	-
Options exercised	(25,000)	1.50			(37,500)
Options expired	(87,500)	3.50		-	-
Balance, January 1, 2011	253,000	$3.08		3.7 years	$(23,625)
Options granted	-	-			-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, March 31, 2011	253,000	$3.08		3.4 years	$(23,625)

Prior to June 30, 2010 the Company had not adopted a formal stock option plan.  The number of options issued and the grant dates were determined at the discretion of the Company’s Board. On July 1, 2010 at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved under which 300,000 options may be issued. 18,000 options have been granted under this plan. Outstanding options vest at the date of grant or over a period of one to three years. The options are exercisable for periods not exceeding three to five years from the date of grant. No options have been granted for the three months ended March 31, 2011.

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. With a change in management in 2008, it was determined that the Company would seek acquisitions in railroad related businesses.  Accordingly, the 2010 expected volatility rate was estimated using the average volatility rates of seven public companies in the railroad industry. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical forfeitures.

The assumptions used in the option-pricing models during 2010 were as follows:

2010
Risk free interest rate	1.39-2.37%
Expected life (years)	5
Expected volatility	29%
Dividend yield	0

Note 9. Major Customers

For the three months ended March 31, 2011 and 2010, the Company earned 47% and 76% of its revenues under a contract with one major railroad customer (47% and 78% of outstanding accounts receivable - trade) and 19% and 16% of its revenues under a contract with another major customer (3% and 3% of outstanding accounts receivable - trade). During the three months ended March 31, 2011, sales to landscape tie distributors increased and tie pick up and disposal revenue with the major railroad customer declined as compared to the three months ended March 31, 2010 which reduced the concentration of sales to our large customers.

Note 10. Related Party Transactions

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers of the Company. The aggregate expense under these agreements was $97,500 and $94,500 for the three months ended 2011 and 2010, respectively.

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management and ownership, for $5,000 per month. These costs are incurred in the General and Administrative section of the statement of operations. The costs for the three months ended March 31, 2011 and 2010 are each $15,000.

Our directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.
The Company’s board of directors and officers directly or beneficially own 28,000 and 30,000 shares of the Company’s series A and series B preferred stock as of March 31, 2011 and April 30, 2011, respectively.

Note 11. Subsequent Events

At December 31, 2010, we were in violation of the fixed cost coverage, the total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and the minimum EBITDA covenants of our Bank loan agreements. On April 1, 2011, the lender granted a waiver with respect to non-compliance with the financial covenants at December 31, 2010. On April 7, 2011, the Company and its subsidiary Wood Energy Group, Inc. (“Wood Energy”) amended its credit facility with the Bank in several respects.  Wood Energy converted approximately $720,000 borrowed on its $1.0 million line of credit for capital expenditures into a term loan and a new capital expenditure line of $500,000 was granted. The $720,000 term loan will mature September 3, 2014 at the same time as Wood Energy’s existing $2,050,000 term loan. The new $500,000 capital expenditure line will mature April 1, 2012 at which time the amount outstanding will also convert to a term loan maturing on September 3, 2014.  Wood Energy also extended the maturity date of its $1.0 million working capital credit line to April 1, 2012.  Loan covenants pertaining to fixed charges, total debt and minimum EBITDA were modified with respect to all of the Bank loans and will be tested for compliance each fiscal quarter beginning with June 30, 2011.  Similar to the initial agreement, maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures. Other material terms of the loans remain the same.

To document the foregoing transactions, Wood Energy and the Bank executed a Second Amendment to Loan and Security Agreement and Wood Energy executed a Second Substitute Revolving Note, a Second Substitute Capex Note and a Term Note (collectively, the “Loan Documents”).  The parties to the Loan Documents made representations, warranties and covenants that are customary for such agreements.

In April, the Company issued an additional 2,000 shares of its series B preferred stock to Patriot Rail Services Inc. for $100 per share, bringing the number of series B preferred stock issued and outstanding to 10,000 shares. The proceeds of the money received in 2011 were used to fund working capital requirements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	executing our acquisition/expansion plan by identifying and acquiring additional operating companies;
•	obtaining appropriate funding to complete potential acquisitions;
•	generating adequate revenue and cash to service our debt and meet our bank loan financial covenants;
•	complying with SEC regulations and filing requirements applicable to us as a public company;
•	the impact of current or future laws and government regulations affecting the disposal of rail ties and our operations;
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts;
•	changing external competitive, business, weather or economic conditions;
•	successfully operating Wood Energy;
•	changes in our relationships with employees or with our customers; and
•	the market opportunity for our services, including expected demand for our products and services.

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

Overview

In September 2009, we acquired The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments. Currently our management team is focused on acquisition opportunities in related railroad industry businesses, and may explore potential acquisitions in other industries as well.

Wood Energy

Wood Energy, headquartered in St. Louis, Missouri, is one of the nation’s largest railroad tie reclamation and disposal companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million) and industrial customers. Prior to 2001, Wood Energy’s founder Greg Smith provided the same services through Wood Waste Energy, Inc., a company he founded in 1991, built into the largest railroad tie recovery business in the U.S., and sold in 1999. Wood Energy operates primarily in Texas and Louisiana. Wood Energy’s services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape tie market or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation market. In 2010, we recovered over 1.7 million railroad ties, 78% of which were used by the co-generation market, 19% for the landscape market and 3% went to landfills.

Recent Events

Series B Preferred Stock Issuances

Through March 31, 2011, the Company issued 2,000 shares of its series B preferred stock to Patriot Rail Services, Inc. Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the President and a significant stockholder of the owner of Patriot Rail Services, Inc.  The preferred shares were issued for $100 per share, or $200,000 in the aggregate.  In April 2011, the Company issued 2,000 additional shares of its series B preferred stock to Patriot Rail Services, Inc. for $200,000.

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

Amended Tie Reclamation Contracts

On February 8, 2011, the Company amended its service agreement with a Class 1 railroad which designates the Company to pick up and remove approximately 500,000 railroad ties per year for the next two years for their railroad system. The original service agreement designated the Company to dispose of the ties once delivered by the railroad to the Company.

On March 7, 2011, the Company also agreed to a change order to its service agreement with its largest customer, a Class 1 railroad, which will reduce the retainage withheld on the progress payments received by the Company from 50% to 25%. The impact of this change will be faster cash collection of the Company’s receivables from that customer.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the three months ended March 31, 2011, there were no significant changes to the critical accounting policies.

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

The Company also receives revenue from the processing of railroad ties into saleable ground fuel and the sale of certain railroad ties to landscapers and other railroad tie processors. These revenues are recorded when the ties or derivative materials are delivered to the customer.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of March 31, 2011 and 2010 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $1,158,834 and $758,849 at March 31, 2011 and December 31, 2010, respectively.  Amounts that had not been billed and were not billable to customers at the balance sheet dates are $729,566 and $758,849 as of March 31, 2011 and December 31, 2010, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract's ties from the customer’s premises.

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

Fair Value of Financial Instruments

Recorded financial instruments consist of cash, accounts receivable, accounts payable, short-term and long-term debt obligations.  The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and preferred stock common stock equivalents.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the three months ended March 31, 2011 and 2010, there were no impairments of goodwill.

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

Results from Operations

First quarter of 2011 compared with first quarter of 2010:

	Three months ended March 31,		Variance
	2011	2010	$	%

Revenues	$1,309,888	$1,256,558	53,330	4.2%
Cost of sales	983,713	829,571	(154,142)	-18.6%
Gross profit	326,175	426,987	(100,812)	-23.6%
General & administrative expenses	506,061	476,331	(29,730)	-6.2%
Loss from operations	(179,886)	(49,344)	(130,542)	264.6%
Interest expense	74,945	88,688	13,743	15.5%
Gain on extinguishment of debt	-	(25,092)	(25,092)	-100.0%
Loss before income taxes	(254,831)	(112,940)	(141,891)	-125.6%
Income tax provision	-	(4,300)	(4,300)	100.0%
Net loss	$(254,831)	$(117,240)	$(137,591)	-117.4%

Revenues

Revenue for the three months ended March 31, 2011 was $1,309,888, an increase of $53,330 or 4.2% compared to revenue of $1,256,558 for the three months ended March 31, 2010. Sales of scrap ties into the landscape market increased to approximately $432,000 from $157,000 for the three months ended March 31, 2011 and 2010, respectively. This represents an increase of $275,000 or 175%. A decline in tie removal and disposal revenues from completed contracts largely offset this increase.

Gross profit

Gross profit was 24.9% for the three months ended March 31, 2011, compared to a gross profit of 33.9% for the three months ended March 31, 2010.

The primary reason for the decreased gross profit was that the completion of tie pick up projects in 2010 achieved higher gross margin rates than those closed in the first three months of 2011.

Additionally, our grinding facility incurred higher costs in the first three months of 2011 than in 2010 as we were not in full operation the entire first quarter of 2010. Combined with lower sales of fuel this revenue stream incurred a loss for the three months ended March 31, 2011. Our one major customer for the ground fuel continued to delay deliveries that kept us from reaching the level of sales necessary to attain a reasonable gross margin for this revenue stream. In the second quarter of 2011, the customer implemented a system which management believes will alleviate the delivery delays.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The below table summarizes the general and administrative expenses for the three months ended March 31, 2011 and 2010:

	For the three months ending March 31,
			Variance
	2011	2010	$	%

Compensation costs	$223,765	$132,250	$(91,515)	-69.2%
Professional fees and public company costs	$84,224	$186,437	$102,213	54.8%
Amortization of intangible assets	$65,633	$65,633	$-	0.0%
Other costs	$132,439	$92,011	$(40,427)	-43.9%
Total general and administrative expenses	$506,061	$476,331	$(29,730)	-6.2%

General and administrative expenses for the three months ended March 31, 2011 increased $29,730 or 6.2% as compared to the three months ended March 31, 2010. This increase is primarily attributable to:

•	The cost of staffing the CFO position and two administrative positions that were not fully incurred in the first quarter of 2010.
•
A decrease of $102,213 in professional fees and other public company costs primarily due to non-recurring audit and accounting fees in conjunction with work performed to incorporate Wood Energy into our public filings during the three months ended March 31, 2010.

•	Increased other costs, primarily increased insurance costs.

Other income and expense

In the three months ended March 31, 2010, Banyan recognized a gain of $25,092 from the extinguishment of debt. At December 31, 2009, Banyan had outstanding debentures in the amount of $1,525,000, all of which were exchanged for shares of Series A preferred stock in February 2010.

Interest expense

Interest expense for the three months ended March 31, 2011 and 2010 were $74,945 and $88,688, respectively. The decline in interest costs is due primarily to the one month in 2010 of interest expense related to senior debt facilities that were converted to preferred stock. Interest expense also includes amortization of deferred loan costs.

Income tax expense

A valuation allowance offsets net deferred tax assets for which future realization is considered to be less likely than not. A valuation allowance is evaluated by considering all positive and negative evidence about whether the deferred tax assets will be realized. At the time of evaluation, the allowance can be either increased or reduced. A reduction could result in the complete elimination of the allowance, if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

The Company's net deferred tax asset before valuation allowance as of March 31, 2011 was approximately $634,000, most of which relates to net operating losses that expire between 2011 and 2030. The Company recorded an operating loss for the quarter and has a recent history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the majority of the net operating losses. However, the Company has recorded a valuation allowance for the increase in the value of the net deferred tax asset due to the potential that the 1996 and 1997 net operating loss will expire before being utilized.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $(0.11) per share in the three months ended March 31, 2011 compared to $(0.64) per share in the 2010. The difference of $(0.53) per common share is primarily due to non-cash preferred stock dividend of $(0.59) per common share resulting from the beneficial conversion feature embedded in the preferred stock issued in the first quarter of 2010.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at March 31, 2011 and 2010 were $12,708 and $61,969 respectively.

The following is a summary of our cash flow activity:
	2011	2010
Net cash provided by (used in) operating activities	$239,789	$(41,046)
Net cash used in investing activities	$(122,314)	$(105,075)
Net cash (used in) provided by financing activities	$(166,740)	$160,835

Net cash used in operating activities

For the three months ended March 31, 2011, cash provided by operating activities was $239,789. The primary source for the increase in cash was funds received in advance of contract completions (deferred revenue) which exceeded cash expended for operating costs for the quarter.

For the three months ended March 31, 2010, accounts receivable increased $313,727, resulting from a large proportion of the quarter’s contract completions and their related billing occurring in mid to late March. This was offset by funds received in advance of contract completions (deferred revenue) which exceeded cash expended for operating costs for the quarter.

Net cash used in investing activities

As a result of beginning the pickup and removal of ties for a new customer during the three months ended March 31, 2011, the Company purchased $200,314 of equipment primarily for the processing of ties at its Louisiana grinding facility.  For the three months ended March 31, 2010 purchased equipment was primarily for the startup of the same grinding facility.

Net cash (used in) provided by financing activities

To finance the acquisition of Wood Energy, we entered into a five-year senior secured term loan with a bank in the amount of $3.0 million. Wood Energy is the borrower and Banyan guaranteed the loan. Payments of $50,000 of principal and interest are due monthly. As of March 31, 2011, there was $2,100,000 outstanding under this term loan. Also, in connection with the acquisition of Wood Energy, we obtained two bank credit lines as amended in the amounts of $1.0 million for each working capital and capital expenditures. Maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.

At March 31, 2011, the Company had a net working capital deficiency of $1,911,664. The Company recognizes that the timing of the realization of its receivables from customers, the completion of it contracts and its vendor and debt obligations payments may not allow the Company to generate positive cash flow in the near future.

Deferred revenue as of March 31, 2011, is $1,158,834 which we will invoice as each of the projects is completed. The deferred costs incurred related to the fulfillment of uncompleted jobs is $1,289,647. As of December 31, 2010 deferred revenue was $758,849 and the deferred costs related to the fulfillment of uncompleted jobs were $977,878. An increase in the simultaneous number of projects and the increased volume and length of time of the projects has increased our cash cycle time and thus our operating cash requirements with our largest customer, a Class 1 railroad. Due to the impact on the Company, we initiated and agreed to a change order to our service agreement, which will reduce the retainage withheld on the progress payments received by the Company from 50% to 25% beginning with 2011 projects.
The Company anticipates the majority of the current deferred revenue will be recognized as revenue and the retainage will be collected during the second quarter of 2011.

On April 7, 2011, the Company and its subsidiary Wood Energy Group, Inc. (“Wood Energy”) amended its credit facility with its Bank in several respects.  Wood Energy converted approximately $720,000 borrowed on its $1.0 million line of credit for capital expenditures into a term loan and a new capex line of $500,000 was granted. The $720,000 term loan will mature September 3, 2014 at the same time as Wood Energy’s existing $2,050,000 term loan. The new $500,000 capex line will mature April 1, 2012 at which time the amount outstanding will also convert to a term loan maturing on September 3, 2014.  Wood Energy also extended the maturity date of its $1.0 million working capital credit line to April 1, 2012.  Loan covenants pertaining to fixed charges, total debt and minimum EBITDA were modified with respect to all of the Bank loans.  Other material terms of the loans remain the same.

The Company expects to meet the financial covenants included in the modification and extension of our term loan and credit lines and has retained the long-term classification of the applicable portions of the debt in the accompanying Consolidated Financial Statements.

As of March 31, 2011, $348,400 and $221,700 were available under the new capital expenditure line and the working capital credit line, respectively.

At December 31, 2010, we were non-compliant of the fixed cost coverage, the total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and the minimum EBITDA covenants contained in our loan agreements with the Bank. On April 1, 2011, the bank granted a waiver with respect to non-compliance with the financial covenants for the December 31, 2010 non-compliance.

From October 2010 to April 2011, the Company issued 10,000 shares of its series B preferred stock to Patriot Rail Services, Inc. Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the President and a significant stockholder of Patriot Rail Services, Inc’s ultimate parent company. The preferred shares were issued for $100 per share, or $1,000,000 in the aggregate.

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

Item 4.  Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2010. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We sold 2,000 shares of series B preferred stock between January 1 and March 31, 2011 to Patriot Rail Services Inc. for $100 a share, resulting in proceeds of $200,000. The sales proceeds were used for working capital purposes. The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 5.  Other Information

For information regarding significant events of the first quarter, please turn to “Recent Events” on page 15.

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

Banyan Rail Services Inc.

Date: May 13, 2011	/s/ Larry Forman
Larry Forman,
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)