Form 10-Q
period 2011-06-30
Banyan Rail Services Inc.
filed 2011-08-15
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,856 shares of common stock, $0.01 par value per share, as of August 9, 2011.

Table of Contents

Part I — Financial Information		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Cautionary Statement Concerning Forward-Looking Statements		17
Overview		17
Wood Energy		17
Recent Events		18
Critical Accounting Policies and Estimates		19
Revenues		22
Gross profit		22
General and administrative expenses		23
Interest expense		23
Financial Condition and Liquidity		24
Off-Balance Sheet Arrangements		25
How to Learn More about Banyan		25
Item 4.	Controls and Procedures	26
Part II — Other Information		26
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28

Part I — Financial Information
Item 1.  Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$152,103	$61,969
Accounts receivable - trade	443,049	688,134
Cost incurred related to deferred revenue	1,449,746	977,878
Prepaid expenses and other current assets	41,821	116,011
Total current assets	2,086,719	1,843,992

Property and equipment, net	3,030,132	2,886,275

Other assets
Deferred income taxes	569,582	569,582
Identifiable intangible assets, net	1,431,031	1,562,297
Goodwill	3,658,364	3,658,364
Other assets	167,419	171,542
Total other assets	5,826,396	5,961,785

Total assets	$10,943,247	$10,692,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$861,416	$934,789
Deferred revenue	1,455,073	758,849
Revolving credit line	778,300	894,328
Current portion of long-term debt	744,066	680,707
Current portion of capital leases	100,298	90,179
Accrued dividends	141,269	105,563
Total current liabilities	4,080,422	3,464,415

Long-term debt, less current portion	2,227,408	2,349,623
Capital Leases, less current portion	122,840	155,196
Total liabilities	6,430,670	5,969,234

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	910,593	576,437
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,045,856 issued	30,458	30,458
Additional paid-in capital	92,989,329	93,045,614
Accumulated deficit	(89,347,314)	(88,859,202)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,512,577	4,722,818

Total liabilities and stockholders' equity	$10,943,247	$10,692,052

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010

Revenues	$2,908,316	$2,622,238	$1,598,428	$1,365,680
Cost of sales	2,166,841	2,096,035	1,183,128	1,266,464
Gross profit	741,475	526,203	415,300	99,216
General & administrative expenses	1,073,381	891,926	567,320	415,595
Loss from operations	(331,906)	(365,723)	(152,020)	(316,379)
Interest expense	156,206	159,365	81,261	70,677
Gain on extinguishment of debt	-	(25,092)	-	-
Loss before income taxes	(488,112)	(499,996)	(233,281)	(387,056)
Income tax provision	-	(4,300)	-	-
Net loss	$(488,112)	$(504,296)	$(233,281)	$(387,056)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(141,269)	(88,474)	(74,269)	(45,807)
Amortization of preferred stock beneficial conversion feature	(65,843)	(1,872,500)	(38,851)	(75,000)
Total dividends for the benefit of preferred stockholders	(207,112)	(1,960,974)	(113,120)	(120,807)
Net loss attributable to common stockholders	$(695,224)	$(2,465,270)	$(346,401)	$(507,863)

Weighted average number of common shares outstanding:
Basic and diluted	3,045,856	3,040,571	3,045,856	3,042,791

Net loss per common share, basic and diluted	$(0.16)	$(0.17)	$(0.08)	$(0.13)
Net loss attributable to common shareholders per share	$(0.23)	$(0.81)	$(0.11)	$(0.17)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(488,112)	$(504,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	311,523	124,227
Amortization of identifiable intangible assets	131,266	131,265
Stock compensation expense	25,758	45,800
Amortization of deferred loan costs	25,703	20,290
Gain on sales of equipment	(9,193)	-
Amortization of beneficial conversion feature	-	15,269
Gain on extinguishment of debt	-	(25,092)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	245,085	(527,761)
(Increase) in costs incurred related to deferred revenue	(471,868)	(493,244)
Decrease in due from sellers	-	284,126
Decrease (increase) in prepaid expenses and other current assets	74,190	(23,009)
Increase in other assets	(21,580)	(12,059)
(Decrease) increase in accounts payable and accrued expenses	(73,373)	268,827
Increase in income taxes payable	-	4,300
Increase in deferred revenue	696,224	406,309
Net cash provided by (used in) operating activities	445,623	(285,047)

Cash flows from investing activities:
Acquisition of property and equipment	(500,692)	(250,560)
Proceeds from the sale of equipment	78,000	-
Net cash used in investing activities	(422,692)	(250,560)

Cash flows from financing activities:
Proceeds from sale of preferred stock	393,382	192,500
Payment of preferred stock dividends	(105,563)	-
Proceeds from long-term debt	337,161	56,310
Proceeds from exercise of stock options	-	37,500
(Repayment of) line of credit	(116,028)	-
Proceeds from line of credit	-	525,000
Payment of capital leases	(45,732)	(27,580)
Payments of long-term debt	(396,017)	(300,000)
Net cash provided by financing activities	67,203	483,730

Net increase (decrease) in cash and cash equivalents	90,134	(51,877)
Cash and cash equivalents, beginning of period	61,969	101,361
Cash and cash equivalents, end of period	$152,103	$49,484

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$110,793	$128,601
Taxes	$2,300	$-

Non cash financing activities:
Issuance of preferred stock for exchange of convertible debentures	$-	$1,525,000
Preferred stock dividend in excess of payments	$141,269	$88,474
Property acquired under capital leases	$23,496	$327,257

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Periods Ended December 31, 2010 and June 30, 2011

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity January 1, 2010	3,020,414	$30,204	-	-	$91,885,936	$(87,881,351)	28,276	$(70,689)	$3,964,100
Issuance of preferred stock - Series A	-	-	20,000	200	1,201,806	-	-	-	1,202,006
Issuance of preferred stock - Series B	-	-	6,000	576,437	23,563	-	-	-	600,000
Stock compensation expense	-	-	-	-	91,097	-	-	-	91,097
Exercise of stock options	25,000	250	-	-	37,250	-	-	-	37,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(977,851)	-	-	(977,851)
Preferred stock dividends	-	-	-	-	(194,038)	-	-	-	(194,038)
Common Stock Adjustment	442	4	-	-	-	-	-	-	4
Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818

Issuance of preferred stock - Series B			4,000	334,156	59,226				393,382
Stock compensation expense					25,758				25,758
Net loss for the six months ended June 30, 2011						(488,112)			(488,112)
Preferred stock dividends					(141,269)				(141,269)
Stockholders’ equity June 30, 2011	3,045,856	$30,458	30,000	$910,793	$92,989,329	$(89,347,314)	28,276	$(70,689)	$4,512,577

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

Banyan owns 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy”). Wood Energy engages in the business of railroad tie reclamation and disposal, principally in the south and southwest.

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

The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full 2011 year.

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed and determinable and collectability is reasonably assured).  Accordingly, monies received or progress invoices for services for which contracts have not been completed have been recorded as deferred revenue on the balance sheet.  Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping costs for contracts which have not been completed are also deferred until the related revenue process is complete.

The Company receives revenue from the processing of railroad ties into scrap tie fuel and the sale of certain scrap ties to landscapers, railroad tie users (relay) and other railroad tie processors.  These revenues are recorded when the ties or derivative materials are delivered to the customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, and the useful lives of intangible assets.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts.  An allowance is estimated from historical performance and current market and economic conditions.  Uncollectible accounts are charged to operations if write offs are deemed necessary.  As of June 30, 2011 and December 31, 2010 no allowance has been provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $1,455,073 and $758,849 as of June 30, 2011 and December 31, 2010, respectively.  Amounts that had not been billed and were not billable to customers at the balance sheet dates are $667,650 and $758,849 as of June 30, 2011 and December 31, 2010, respectively.  These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

Goodwill and Intangibles

Goodwill is not amortized but rather is tested at least annually for impairment.  The Company assesses impairment by comparing the fair value of the goodwill with its carrying value.  The determination of fair value involves significant management judgment.  Impairments are expensed when incurred.  For goodwill, a two-step impairment model is used.  The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired.  The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value.  During the six months ended June 30, 2011 and 2010, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market.  Inventory is accumulated to service the landscape tie, relay tie and scrap tie fuel markets.  Inventory at June 30, 2011 was approximately $30,000 and included in prepaid and other current assets on the balance sheet.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company.  In addition, the Company is unable to pay dividends on its common stock until dividends are paid on  its preferred stock.

Note 4.  Capital Leases

The Company leases equipment used in its operations under capital leases that expire over two to five years. Payments under these capital leases were $45,732 and $27,580 for the six months ended June 30, 2011and 2010.

At June 30, 2011, the total future minimum rental commitments under all the above operating leases are as follows:

For the years ending December 31,

2011	$59,910
2012	119,960
2013	60,043
2014	5,450
2015	5,450
Net minimum lease payments	250,813
Less amount representing interest	27,675
Present value of net minimum lease payments	223,138
Amount representing current portion	(100,298)

Capital leases payable, less current portion	$122,840

Note 5. Term Loan and Revolving Credit Line

The Company had a $3.0 million senior secured term loan, a $1.0 million working capital credit line and a $1.0 million capital expenditure credit line.  At December 31, 2010, the Company was not in compliance with certain financial covenants.  On April 1, 2011, the lender granted a waiver with respect to non-compliance with the financial covenants at December 31, 2010. On April 7, 2011, the Company and its Wood Energy subsidiary amended its credit facility with the bank.  In this respect, (i) the $1.0 million working capital credit line was extended to April 1, 2012, (ii) approximately $720,000 borrowed on the $1.0 million line of credit for capital expenditures was converted into a term loan and (iii) a new capital expenditure line of $500,000 was granted.

The $720,000 term loan matures on September 3, 2014, the same date as Wood Energy’s existing $1,950,000 term loan.

The new $500,000 capital expenditure line matures on April 1, 2012, at which time the amount outstanding will convert to a term loan which matures on September 3, 2014.

The maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.

The credit facility amendments contain modified financial covenants pertaining to fixed charges, total debt and minimum EBITDA and are tested quarterly. As of June 30, 2011, the Company is in compliance with the financial covenants included in the modification and extension of our term loan and credit lines.

Note 6. Convertible Debentures and Preferred Stock

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

Subsequently in February 2010, the Company completed an exchange of the outstanding convertible debentures for shares of convertible preferred stock. The holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of series A convertible preferred stock were issued. Similar to the debentures, holders of the Series A Convertible preferred stock are entitled to an annual cash dividend of 10% payable semi-annually, and each share of preferred stock is convertible into 50 shares of common stock at the holder’s option. The holders of the preferred stock are not entitled to redeem their shares for cash. In accordance with ASC 470-20, the Company has determined that the preferred stock includes a beneficial conversion feature and a discount valued at $1,525,000 has been accounted for as a dividend in 2010.

During the remainder of 2010, the Company issued 4,750 additional shares of Series A Convertible preferred stock. The Company has determined that these issuances also include beneficial conversion features and discounts valued at $475,000 which has been accounted for as dividends for the year ended December 31, 2010. These proceeds were used for working capital purposes.

In October 2010, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series B Preferred stock. The issuance price of the Series B Preferred stock is $100 per share and it is convertible into 44.4 shares of common stock by the holder at any time after the following conditions are met:

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

The Company issued 6,000 shares of its Series B Preferred stock through December 31, 2010. In the six months ended June 30, 2011, the Company issued 4,000 shares of Series B Preferred stock. All shares of the Series B Preferred Stock were issued to Patriot Rail Services Inc. Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is also a significant stockholder of the owner of Patriot Rail Services Inc. The preferred shares were issued for $100 per share.

As of June 30, 2011, Patriot Rail Services Inc. owned 3,000, 10,000 and 568,281 shares of Series A Preferred, Series B Preferred and common stock, respectively.  If converted Patriot Rail Services Inc. would own 1,145,481 shares of common stock.

In July 2011, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series C Preferred stock. The issuance price of the Series C Preferred stock is substantially the same as Series A and B Preferred stock with the exception of the conversion price and the date of conversion as June 30, 2014.

The conversion price will be the closing price of the Company’s Common Stock on the trading date preceding the issuance of that share of Series C Preferred Stock, subject to adjustment for stock dividends, stock splits and reorganizations.  If the Common Stock is not quoted on any market or exchange, the Conversion Price will be determined by the Board of Directors on the date of issuance.

The Series C Preferred stock ranks senior to the common stock and pari-passu with the Series A and Series B Preferred stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.

On August 3, 2011, the Company issued 1,000 shares of its Series C Preferred stock to Patriot Rail Services, Inc.  The preferred shares were issued for $100 per share, or $100,000 in the aggregate at a conversion price of $2.06 per share of common stock.  The proceeds of the money received in 2011 were used to fund working capital requirements.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

	Six months ended June 30,
	2011	2010
Current (benefit) expense	$-	$43,022
Deferred Tax (benefit)	-	(38,722)
	$-	$4,300

The components of deferred income tax assets and liabilities are as follows:

	June 30,	December 31,
	2011	2010

Long-term deferred tax assets:
Stock compensation benefit	$215,185	$206,170
Net operating loss carryforward	1,480,689	1,375,108
Total long-term deferred tax assets	1,695,874	1,581,278
Valuation allowance	(144,926)	-
	1,550,948	1,560,938
Long-term deferred tax liabilities:
Intangible assets	(500,862)	(546,804)
Property and equipment	(480,504)	(464,892)
Total long-term deferred tax liabilities	(981,366)	(1,011,696)

Net deferred tax assets (liabilities)	$569,582	$569,582

Our Federal net operating loss (“NOL”) carryforward balance as of June 30, 2011 was $4,271,252, expiring  between 2011 and 2030. Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that a significant portion will be realized.  A schedule of the NOLs is as follows:

Net operating
Tax Year	loss
1996	$111,017
1997	66,707
1998	184,360
1999	187,920
2000	25,095
2001	104,154
2002	15,076
2003	96,977
2004	78,293
2005	70,824
2006	48,526
2007	180,521
2008	534,087
2009	1,444,831
2010	812,332
Current year taxable loss	310,532
$4,271,252

The Company's net deferred tax assets before valuation allowance as of June 30, 2011 was approximately $714,000, most of which relates to net operating losses that expire from 2011 to 2030. The Company recorded an operating loss for the six months ended June 30, 2011 and has a history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the net operating losses in the future. However, the Company has recorded a valuation allowance due to the potential that the 1996 and 1997 net operating losses will expire before being utilized.

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

Note 8. Earnings per Share

The Company excluded from the diluted earnings per share calculation 1,444,444 and 1,258,750 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at June 30, 2011 and 2010, respectively, as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2010	225,000	3.20			13,875
Options granted	140,500	2.91	$121,125	3.8 years	-
Options exercised	(25,000)	1.50			(37,500)
Options expired	(87,500)	3.50		-	-
Balance, December 31, 2010	253,000	$3.08		3.5 years	$(23,625)
Options granted	-	-			-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, June 30, 2011	253,000	$3.08		3.2 years	$(23,625)

Prior to June 30, 2010 the Company had not adopted a formal stock option plan.  The number of options issued and the grant dates were determined at the discretion of the Company’s Board. Certain options vest at the date of grant and others vest over a one year period. The options are exercisable for periods not exceeding three to five years from the date of grant. On July 1, 2010 at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved.

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

Note 10. Major Customers

For the three months ended June 30, 2011, the Company earned 10.8%, 11.2%, 19.4%, and 49.2% of revenues from four major customers, respectively.  For the six months ended June 30, 2011, the Company earned 11.0%, 19.4% and 48.1% or revenues from three major customers, respectively.  These customers comprised 8.6%, 11.6%, 20.5%, and 33.3% of outstanding accounts receivable – trade for the period ended June 30, 2011. For the three and six months ended June 30, 2010, the Company earned 82% and 76% of its revenues under a contract with one major customer, comprising 88% of outstanding accounts receivable - trade.

Note 11. Related Party Transactions

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers of the Company. The aggregate expense under these agreements was $110,000 and $224,850 for the three and six months ended June 30, 2011 and $104,000 and $208,000 for the three and six months ended June 30, 2010, respectively.

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management and ownership, for $5,000 per month. These costs are included in General and Administrative expenses in the statement of operations. The costs for the six months ended June 30, 2011 and 2010 are each $30,000, respectively.   On July 26, 2011 this cost was increased to  $6,000 per month.

Our directors, chief executive officer and president are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 21,000 shares of the Company’s series A and series B preferred stock and 1,266,407 shares of common stock as of June 30, 2011 or 2,021,027 common shares, if the preferred is converted.

Note 12. Subsequent Events

On July 26, 2011 we granted our Chief Financial Officer an incentive stock option to purchase 25,000 share of our common stock for $2.06 per share.  The options vest in three equal annual installments beginning July 26, 2012 and expire on July 26, 2016.

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

Wood Energy

Wood Energy, headquartered in St. Louis, Missouri, is one of the nation’s largest railroad tie reclamation and disposal companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $401.4 million) and industrial customers. Prior to 2001, Wood Energy’s founder Greg Smith provided the same services through Wood Waste Energy, Inc., a company he founded in 1991, built into the largest railroad tie recovery business in the U.S., and sold in 1999. Wood Energy operates primarily in  the south and southwest.

Wood Energy’s services include picking up scrap railroad ties for major Class I railroads and disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation market. In 2010, we recovered over 1.7 million railroad ties, 78% of which were used by the co-generation market, 19% for the landscape market and 3% went to landfills.

Recent Events

Series B Preferred Stock Issuances

On April 14, 2011, the Company issued 2,000 shares of its Series B Preferred stock to Patriot Rail Services, Inc. Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is a significant stockholder of the owner of Patriot Rail Services, Inc.  The preferred shares were issued for $100 per share, or $200,000 in the aggregate.  The proceeds were used to fund working capital requirements.

Series C Preferred Stock Authorization and Issuances

In July 2011, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series C Preferred stock. The issuance price of the Series C Preferred stock is $100 per share and it is convertible into common stock by the holder at any time after the following conditions are met:

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

(iv)	June 30, 2014.

At that time the Company may also elect to convert or redeem the Series C Preferred stock. The conversion price will be the closing price of the Company’s Common Stock on the trading date preceding the issuance of that share of Series C Preferred Stock, subject to adjustment for stock dividends, stock splits and reorganizations.  If the Common Stock is not quoted on any market or exchange, the Conversion Price will be determined by the Board of Directors on the date of issuance.

The Series C Preferred stock ranks senior to the common stock and pari-passu with the Series A and Series B Preferred stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.

On August 3, 2011, the Company issued 1,000 shares of its Series C Preferred stock to Patriot Rail Services, Inc.  The preferred shares were issued for $100 per share, or $100,000 in the aggregate at a conversion price of $2.06 per share of common stock.  The proceeds were used to fund working capital requirements.

Debt Covenants

At December 31, 2010, we were in not in compliance with the fixed cost coverage, the total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and the minimum EBITDA covenants of our loan agreement with a bank. On April 1, 2011, the lender granted a waiver with respect to the non-compliance with the financial covenants at December 31, 2010. On April 7, 2011, the Company and its subsidiary Wood Energy amended its credit facility with the bank in several respects.  Wood Energy converted approximately $720,000 borrowed on its $1.0 million line of credit for capital expenditures into a term loan and a new capital expenditure line of $500,000 was granted. The $720,000 term loan will mature September 3, 2014 at the same time as Wood Energy’s existing $1,950,000 term loan. The new $500,000 capital expenditure line will mature April 1, 2012 at which time the amount outstanding, if any will also convert to a term loan maturing on September 3, 2014.  Wood Energy also extended the maturity date of its $1.0 million working capital credit line to April 1, 2012.  Loan covenants pertaining to fixed charges, total debt and minimum EBITDA were modified with respect to all of the bank loans and will be tested for compliance each fiscal quarter beginning with June 30, 2011.  Similar to the initial agreement, maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures. Other material terms of the loans remain the same.

To document the foregoing transactions, Wood Energy and the bank executed a Second Amendment to Loan and Security Agreement and Wood Energy executed a Second Substitute Revolving Note, a Second Substitute Capex Note and a Term Note.  The parties to the loan documents made representations, warranties and covenants that are customary for such agreements.  The Company is in compliance with the amended covenants as of June 30, 2011.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended June 30, 2011, there were no significant changes to the critical accounting policies.

Revenue Recognition

The Company utilizes the completed contract method of accounting for the majority of its revenue recognition. The Company recognizes revenue for the pick-up and disposal of used railroad ties upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, monies received on invoices for services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping costs for contracts which have not been completed are also deferred until the related revenue recognition process is complete.

The Company also receives revenue from the processing of railroad ties into saleable ground fuel and the sale of certain railroad ties to landscapers, railroad tie users (relay) and other railroad tie processors. These revenues are recorded when the ties or derivative materials are delivered to the customer.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market conditions and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of June 30, 2011 and 2010 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $1,455,073 and $758,849 at June 30, 2011 and December 31, 2010, respectively.  Amounts that had not been billed and were not billable to customers at the balance sheet dates are $667,650 and $758,849 as of June 30, 2011 and December 31, 2010, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract's ties from the customer’s premises.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and preferred stock common stock equivalents.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the six months ended June 30, 2011 and 2010, there were no impairments of goodwill.

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

Results from Operations
The following table summarizes our results for the six and three months ended June 30, 2011 and 2010:

	Six months ended June 30,		Variance		Three months ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Revenues	$2,908,316	$2,622,238	286,078	10.9%	$1,598,428	$1,365,680	232,748	17.0%
Cost of sales	2,166,841	2,096,035	(70,806)	-3.4%	1,183,128	1,266,464	83,336	6.6%
Gross profit	741,475	526,203	215,272	40.9%	415,300	99,216	316,084	318.6%
General & administrative expenses	1,073,381	891,926	(181,455)	-20.3%	567,320	415,595	(151,725)	-36.5%
Loss from operations	(331,906)	(365,723)	(33,817)	9.2%	(152,020)	(316,379)	(164,359)	52.0%
Interest expense	156,206	159,365	3,159	2.0%	81,261	70,677	(10,584)	-15.0%
Gain on extinguishment of debt	-	(25,092)	(25,092)	100.0%	-	-	-	0.0%
Loss before income taxes	(488,112)	(499,996)	11,884	-2.4%	(233,281)	(387,056)	153,775	-39.7%
Income tax provision	-	(4,300)	(4,300)	100.0%	-	-	-	0.0%
Net loss	$(488,112)	$(504,296)	$16,184	-3.2%	$(233,281)	$(387,056)	$153,775	-39.7%

Revenues

Revenues include the pickup and disposal of scrap railroad ties for major Class I railroads, the sale of ties into the landscape and relay tie markets and both ground and whole ties into the bio mass fuel markets.

Revenues increased for the three months ended June 30, 2011 above the comparable 2010 period primarily due to the increased revenue of approximately $275,000 generated by sale of whole ties into the landscape and relay markets and increased revenue of approximately $123,000 generated by fuel sales, offset in part by a decline in tie removal and disposal services of approximately $165,000.

Revenues increased for the six months ended June 30, 2011 above the comparable 2010 period primarily due to the increased revenue of approximately $550,000 generated by sale of whole ties into the landscape and relay markets and increased revenue of approximately $101,000 generated by fuel sales, offset in part by a decline in tie removal and disposal services of approximately $365,000.

Gross profit

Gross profit was 26.0% and 25.5% for the three and six months ended June 30, 2011, compared to a gross profit of 7.3% and 20.1% for the three and six months ended June 30, 2010.

The primary reasons for the increased gross profit for the three months ended June 30, 2011 compared to the comparable 2010 period is due primarily to the completed tie pick up projects in 2011 achieving a higher gross margin rate than those closed in the comparable three months of 2010; an increase of 16% in the whole tie  sales as a percentage of total revenues (which have a higher margin than other product lines); as well as an increase in the profitability of our fuel sales.

The increase in gross profit for the six months ended June 30, 2011 compared to the comparable 2010 period is due  primarily to an increase in revenues of 28% in the whole tie sales as a percentage of total revenues (which have a higher margin than other product lines).  This increase was offset by a decrease in the gross margins of our tie pick up and disposal services and ground fuel sales.

Additionally, our grinding facility began to see higher delivery volumes in the second quarter of 2011 as the result of our major fuel customer implementing a system that reduced delivery delays.  Management believes the Company will continue to realize the benefits of the customer implemented system in the third quarter of 2011.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

The table below summarizes the general and administrative expenses:

	Three months ended June 30				Six months ended June 30
			Variance				Variance
	2011	2010	$	%	2011	2010	$	%
Compensation costs	$284,408	$145,698	$(138,710)	-95.2%	$508,173	$258,448	$(249,725)	-96.6%
Professional fees and other public company costs	49,458	116,216	66,758	57.4%	133,682	309,987	176,305	56.9%
Amortization of intangible assets	65,633	65,633	-	0.0%	131,266	131,265	(1)	0.0%
Other costs	167,821	88,048	(79,773)	-90.6%	300,260	192,226	(108,034)	-56.2%
Consolidated general and administrative	$567,320	$415,595	$(151,725)	-36.5%	$1,073,381	$891,926	$(181,455)	-20.3%

For the three and six months ended June 30, 2011, costs increased approximately $152,000 and $181,000 or 36.5% and 20.3% respectively compared to the three and six months ended June 30, 2010.

The overall increase in general and administrative costs is primarily due to:

•	The cost of staffing the CFO position and two administrative positions that were not fully incurred in the three and six months ended 2010.
•
A decrease in professional fees and other public company costs primarily due to non-recurring audit and accounting fees in conjunction with work performed to incorporate Wood Energy into our public filings during the three and six months ended June 30, 2010.

•	An increase in other costs primarily due to the increased cost of insurance.

Interest expense

Net interest expense for the three and six months ended June 30, 2011 was $81,261 and $156,206, compared to net interest expense for the three and six months ended June 30, 2010 of $70,677 and $159,635, respectively.

The increase in interest costs for the three months ended June 30, 2011 as compared to the comparable 2010 period is due primarily to the increased borrowings by the Company.

The decrease in interest costs for the six months ended June 30, 2011 compared to the comparable 2010 period is due primarily to the one month in 2010 of interest expense related to senior debt facilities that were converted to preferred stock.

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

The Company's net deferred tax asset before valuation allowance as of June 30, 2011 was approximately $714,000, most of which relates to net operating losses that expire between 2011 and 2030. The Company recorded an operating loss for the six months ended June 30, 2011 and has a history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the majority of the net operating losses. However, the Company has recorded a valuation allowance for the increase in the value of the net deferred tax asset due to the potential that the 1996 and 1997 net operating loss will expire before being utilized.

Net Loss

Net loss attributable to common stockholders was $(0.23) and $(0.11) per share for the three and six months ended June 30, 2011, compared to $(0.81) and $(0.17) per share for the comparable 2010 period.  The difference of $(0.58) for the six months ended June 30, 2011 as compared to June 30, 2010 was primarily due to the beneficial conversion feature embedded in the preferred stock issued in the first quarter of 2010.  The difference of $(0.06) per share for the three months ended June 30, 2011 as compared to June 30, 2010 was primarily due to the lower loss from operations as a result of higher sales of whole ties into the landscape markets in 2011.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash. Our cash and cash equivalents balance at June 30, 2011 and 2010 was $152,103 and $61,969, respectively.

The following is a summary of our cash flow activity:

	Six months ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$445,623	$(285,047)
Net cash used in investing activities	$(422,692)	$(250,560)
Net cash from financing activities	$67,203	$483,730

Net cash provided by (used) in operating activities

For the six months ended June 30, 2011, cash provided by operating activities was $445,623. The primary source for the increase in cash was a decrease in accounts receivable providing $245,085 and funds received in advance of contract completions (deferred revenue) which exceeded cash expended for deferred costs for the period due to a change in retainage percentage with one of its customers from 50% to 25%.

For the six months ended June 30, 2010, cash used in operating activities was $285,047.  The primary use of cash was as a result of cash expended for deferred costs being greater than the increase of funds received in advance of contract completions (deferred revenue) for the period.

Net cash used in investing activities

As a result of beginning the pickup and removal of ties for a new customer during the six months ended June 30, 2011, the Company purchased approximately $500,000 of equipment primarily for the processing of ties at its Louisiana grinding facility, as well as for the pickup and removal of ties for the new customer.  For the six months ended June 30, 2010 purchased equipment was primarily for the startup of the same grinding facility.

Net cash provided by financing activities

To finance the acquisition of Wood Energy, we entered into a five-year senior secured term loan with a bank in the amount of $3.0 million. Wood Energy is the borrower and Banyan guaranteed the loan. Payments of $50,000 of principal and interest are due monthly. As of June 30, 2011, there was $1,950,000 outstanding under this term loan. Also, in connection with the acquisition of Wood Energy, we obtained two bank credit lines as amended in the amounts of $1.0 million each for working capital and capital expenditures. Maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.

On April 7, 2011, the Company and its subsidiary Wood Energy amended the credit facility with its bank in several respects.  Wood Energy converted approximately $720,000 borrowed on its $1.0 million line of credit for capital expenditures into a term loan and a new capex line of $500,000 was granted. The $720,000 term loan will mature September 3, 2014 at the same time as Wood Energy’s existing $1,950,000 term loan. The new $500,000 capex line will mature April 1, 2012 at which time the amount outstanding will also convert to a term loan maturing on September 3, 2014.  Wood Energy also extended the maturity date of its $1.0 million working capital credit line to April 1, 2012.  Loan covenants pertaining to fixed charges, total debt and minimum EBITDA were modified with respect to all of the Bank loans.  Other material terms of the loans remain the same.

As of June 30, 2011, the Company is in compliance with the financial covenants included in the modification and extension of our term loan and credit lines.

As of June 30, 2011, $162,839 and $221,700 were available under the new capital expenditure line and the working capital credit line, respectively.

At June 30, 2011, the Company had a net working capital deficiency of approximately $2,000,000. The Company recognizes that the timing of the realization of its receivables from customers, the completion of it contracts and its vendor and debt obligations payments may not allow the Company to generate positive cash flow in the near future.

Deferred revenue as of June 30, 2011, is $1,455,073 which we will recognize as revenues as each of the projects is completed. The deferred costs incurred related to the fulfillment of uncompleted jobs is $1,449,746. As of June 30, 2010 deferred revenue was $758,849 and the deferred costs related to the fulfillment of uncompleted jobs were $977,878. An increase in the simultaneous number of projects and the increased volume and length of time of the projects has increased our cash cycle time and thus our operating cash requirements with our largest customer, a Class 1 railroad. Due to the impact on the Company, we initiated and agreed to a change order to our service agreement, which will reduce the retainage withheld on the progress payments received by the Company from 50% to 25% beginning with 2011 projects.

The Company anticipates the majority of the current deferred revenue will be recognized as revenue and the retainage will be collected during the third quarter of 2011.

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

Item 4.   Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2011. Further, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We sold 2,000 shares of series B preferred stock between on April 14, 2011 to Patriot Rail Services Inc. for $100 a share, resulting in proceeds of $200,000. On October 15, 2013 (or sooner upon the occurrence of certain events), the Series B Preferred stock will be convertible into our common stock at a conversion price of $2.25 per share of common stock.  The sales proceeds were used for working capital purposes. The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On August 3, 2011, the Company issued 1,000 shares of its Series C Preferred stock to Patriot Rail Services, Inc.  for $100 per share,  resulting in proceeds of $100,000.  On June 30, 2014 (or sooner upon the occurrence of certain events), the Series C Preferred stock will be convertible into our common stock at a conversion price of $2.06 per share of common stock. The proceeds of the money received in 2011 were used to fund working capital requirements.  The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On July 26, 2011 we granted our Chief Financial Officer an incentive stock option to purchase 25,000 share of our common stock for $2.06 per share.  The options vest in three equal annual installments beginning July 26, 2012 and expire on July 26, 2016.  The grant options were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 5.   Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 5.

Item 6.   Exhibits

10.1	First Amended Agreement for use of Office and Administrative Services dated July 26, 2011 between the Company and Patriot Rail Corp.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: August 15, 2011	/s/Jon Ryan
Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)