Form 10-Q
period 2011-09-30
Banyan Rail Services Inc.
filed 2011-11-14
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,856 shares of common stock, $0.01 par value per share, as of November 9, 2011.

Table of Contents
Part I — Financial Information	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Cautionary Statement Concerning Forward-Looking Statements	19
Overview	19
Wood Energy	19
Recent Events	20
Critical Accounting Policies and Estimates	21
Revenues	24
Gross profit	24
General and administrative expenses	25
Interest expense	25
Income tax expense	26
Net Loss	26
Financial Condition and Liquidity	26
Off-Balance Sheet Arrangements	28
How to Learn More about Banyan	28
Item 4. Controls and Procedures	29
Part II — Other Information	29
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 5. Other Information	29
Item 6. Exhibits	30
Signatures	31

Part I — Financial Information
Item 1.  Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Balance Sheets
As of

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$135,662	$61,969
Accounts receivable - trade	450,125	688,134
Cost incurred related to deferred revenue	1,842,980	977,878
Prepaid expenses and other current assets	90,029	116,011
Total current assets	2,518,796	1,843,992

Property and equipment, net	2,875,241	2,886,275

Other assets
Deferred income taxes	569,582	569,582
Identifiable intangible assets, net	1,374,612	1,562,297
Goodwill	3,658,364	3,658,364
Other assets	151,861	171,542
Total other assets	5,754,419	5,961,785

Total assets	$11,148,456	$10,692,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$989,894	$934,789
Deferred revenue	1,760,112	758,849
Revolving credit line	565,140	894,328
Current portion of long-term debt	744,066	680,707
Current portion of capital leases	103,447	90,179
Accrued dividends	154,588	105,563
Total current liabilities	4,317,247	3,464,415

Long-term debt, less current portion	2,104,356	2,349,623
Capital leases, less current portion	95,761	155,196
Total liabilities	6,517,364	5,969,234

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	871,315	576,437
Series C Preferred stock, $.01 par value. 10,000 shares authorized. 5,850 shares issued	585,000	-
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,045,856 issued	30,458	30,458
Additional paid-in capital	92,949,903	93,045,614
Accumulated deficit	(89,735,095)	(88,859,202)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,631,092	4,722,818

Total liabilities and stockholders' equity	$11,148,456	$10,692,052

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$3,964,306	$4,000,223	$1,055,990	$1,377,984
Cost of sales	3,107,096	3,178,068	940,255	1,082,034
Gross profit	857,210	822,155	115,735	295,950
General & administrative expenses	1,494,448	1,292,862	421,067	400,936
Loss from operations	(637,238)	(470,707)	(305,332)	(104,986)
Interest expense	238,655	239,783	82,449	80,418
Gain on extinguishment of debt	-	(25,092)	-	-
Loss before income taxes	(875,893)	(685,398)	(387,781)	(185,404)
Income tax benefit	-	(72,774)	-	(77,074)
Net loss	$(875,893)	$(612,624)	$(387,781)	$(108,330)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(220,985)	(127,441)	(79,716)	(38,967)
Amortization of preferred stock beneficial conversion feature	(105,122)	(1,959,855)	(39,279)	(87,355)
Total dividends for the benefit of preferred stockholders	(326,107)	(2,087,296)	(118,995)	(126,322)
Net loss attributable to common stockholders	$(1,202,000)	$(2,699,920)	$(506,776)	$(234,652)

Weighted average number of common shares outstanding:
Basic and diluted	3,045,856	3,042,387	3,045,856	3,045,959

Net loss per common share, basic and diluted	$(0.29)	$(0.20)	$(0.13)	$(0.04)
Net loss attributable to common shareholders per share	$(0.39)	$(0.89)	$(0.17)	$(0.08)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(875,893)	$(612,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	493,954	332,119
Amortization of identifiable intangible assets	187,685	196,898
Stock compensation expense	26,769	63,066
Deferred income taxes	-	(80,384)
Amortization of deferred loan costs	41,260	30,436
Gain on sales of equipment	(9,193)	-
Amortization of beneficial conversion feature	-	15,269
Gain on extinguishment of debt	-	(25,092)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	238,009	(98,971)
Decrease in inventory	-	(48,041)
Increase in costs incurred related to deferred revenue	(865,102)	(992,653)
Decrease in due from sellers	-	341,863
Decrease (increase) in prepaid expenses and other current assets	25,982	(61,609)
Increase in other assets	(21,579)	(12,059)
Increase in accounts payable and accrued expenses	55,105	231,042
Increase in income taxes payable	-	7,610
Increase in deferred revenue	1,001,263	682,540
Net cash provided by (used in) operating activities	298,260	(30,591)

Cash flows used in investing activities:
Acquisition of property and equipment	(528,231)	(310,892)
Proceeds from the sale of equipment	78,000	-
Net cash used in investing activities	(450,231)	(310,892)
Cash flows from financing activities:
Proceeds from sale of preferred stock	978,384	600,160
Payment of preferred stock dividends	(171,961)	(47,756)
Proceeds from long-term debt	400,125	75,711
Proceeds from exercise of stock options	-	37,500
(Payment of) proceeds from line of credit	(329,188)	725,000
Payment of capital leases	(69,663)	(51,211)
Payments of long-term debt	(582,033)	(450,000)
Net cash provided by financing activities	225,664	889,404

Net increase in cash and cash equivalents	73,693	547,921
Cash and cash equivalents, beginning of period	61,969	101,361
Cash and cash equivalents, end of period	$135,662	$649,282

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$185,018	$128,601
Taxes	$2,300	$-

Non cash financing activities:
Issuance of preferred stock for exchange of convertible debentures	$-	$1,525,000
Preferred stock dividend in excess of payments	$154,588	$79,684
Property acquired under capital leases	$23,496	$327,257

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Periods Ended December 31, 2010 and September 30, 2011

	Common Stock		Preferred Stock				Treasury Stock
	Shares				Additional Paid	Accumulated
	Issued	Amount	Shares Issued	Amount	in Capital	Deficit	Shares	Amount	Total

Stockholders’ equity Janaury 1, 2010	3,020,414	$30,204	-	-	$91,885,936	$(87,881,351)	28,276	$(70,689)	$3,964,100
Issuance of preferred stock - Series A	-	-	20,000	200	1,201,806	-	-	-	1,202,006
Issuance of preferred stock - Series B	-	-	6,000	576,437	23,563	-	-	-	600,000
Stock compensation expense	-	-	-	-	91,097	-	-	-	91,097
Exercise of stock options	25,000	250	-	-	37,250	-	-	-	37,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(977,851)	-	-	(977,851)
Preferred stock dividends	-	-	-	-	(194,038)	-	-	-	(194,038)
Common Stock Adjustment	442	4	-	-	-	-	-	-	4
Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818
Issuance of preferred stock - Series B			4,000	294,878	98,505				393,383
Issuance of preferred stock - Series C			5,850	585,000					585,000
Stock compensation expense					26,769				26,769
Net loss for the nine months ended September 30, 2011						(875,893)			(875,893)
Preferred stock dividends					(220,985)				(1,096,878)
Stockholders’ equity September 30, 2011	3,045,856	$30,458	35,850	$1,456,515	$92,949,903	$(89,735,095)	28,276	$(70,689)	$4,631,092

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

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full 2011 year.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, and the useful lives of intangible assets.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts.  An allowance is estimated from historical performance and current market and economic conditions.  Uncollectible accounts are charged to operations if write offs are deemed necessary.  As of September 30, 2011 and December 31, 2010 no allowance has been provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $1,760,112 and $758,849 as of September 30, 2011 and December 31, 2010, respectively.  These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

Goodwill and Intangibles

Goodwill is not amortized but rather is tested at least annually for impairment.  The Company assesses impairment by comparing the fair value of the goodwill with its carrying value.  The determination of fair value involves significant management judgment.  Impairments are expensed when incurred.  For goodwill, a two-step impairment model is used.  The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired.  The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value.  During the nine months ended September 30, 2011 and 2010, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market.  Inventory is accumulated to service the landscape tie and scrap tie fuel markets.  Inventory at September 30, 2011 was approximately $30,000 and was included in prepaid and other current assets on the balance sheet.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company.  In addition, the Company is unable to pay dividends on its common stock until dividends are paid on its preferred stock.

Note 4.  Capital Leases

The Company leases equipment used in its operations under capital leases that expire over two to five years. Payments under these capital leases were approximately $70,000 and $62,000 for the nine months ended September 30, 2011and 2010.

At September 30, 2011, the total future minimum rental commitments under all the above leases are as follows:

For the years ending December 31,

2011	$29,990
2012	119,960
2013	59,972
2014	5,450
2015	5,450
Net minimum lease payments	220,822
Less amount representing interest	21,614
Present value of net minimum lease payments	199,208
Amount representing current portion	(103,447)

Capital leases payable, less current portion	$95,761

Note 5. Term Loan and Revolving Credit Line
At December 31, 2010, the Company had a $3.0 million senior secured term loan, a $1.0 million working capital credit line and a $1.0 million capital expenditure credit line.  At December 31, 2010, the Company was not in compliance with certain financial covenants.  On April 1, 2011, the lender granted a waiver with respect to non-compliance with the financial covenants at December 31, 2010. On April 7, 2011, the Company and its Wood Energy subsidiary amended its credit facility with the bank.  In this respect, (i) the $1.0 million working capital credit line was extended to April 1, 2012, (ii) approximately $720,000 borrowed on the $1.0 million line of credit for capital expenditures was converted into a term loan and (iii) a new capital expenditure line of $500,000 was granted.

The $720,000 term loan matures on September 3, 2014, the same date as Wood Energy’s existing $1,800,000 term loan.

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

The credit facility amendments contain modified financial covenants pertaining to fixed charges, total debt and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and are tested quarterly. As of September 30, 2011, the Company is in compliance with the financial covenants included in the modification and extension of its term loan and credit lines.

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

The Company issued 6,000 shares of its Series B Preferred stock through December 31, 2010. In the nine months ended September 30, 2011, the Company issued 4,000 shares of Series B Preferred stock. All shares of the Series B Preferred Stock were issued to Patriot Rail Services Inc. Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is also a significant stockholder of the owner of Patriot Rail Services Inc. The preferred shares were issued for $100 per share.

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

During the quarter ending September 30, 2011, the Company issued 5,850 shares of its Series C Preferred stock to Patriot Rail Services, Inc.  The preferred shares were issued for $100 per share, or $585,000 in the aggregate at a conversion price ranging from $1.96 to $2.06 per share of common stock.  The proceeds of the money received in 2011 were used to fund working capital requirements.

As of September 30, 2011, Patriot Rail Services Inc. owned 3,000, 10,000, 5,850 and 686,283 shares of Series A Preferred, Series B Preferred, Series C Preferred and common stock, respectively.  If converted Patriot Rail Services Inc. would own 1,572,588 shares of common stock.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

	Nine months ended September 30,
	2011	2010
Current (benefit) expense	$-	$7,610
Deferred Tax (benefit)	-	(80,384)
	$-	$(72,774)

The components of deferred income tax assets and liabilities are as follows:

	September 30,	December 31,
	2011	2010

Long-term deferred tax assets:
Stock compensation benefit	$215,539	$206,170
Net operating loss carryforward	1,598,842	1,375,108
Total long-term deferred tax assets	1,814,381	1,581,278
Valuation allowance	(310,023)	-
	1,504,358	1,560,938
Long-term deferred tax liabilities:
Intangible assets	(481,115)	(546,804)
Property and equipment	(453,661)	(464,892)
Total long-term deferred tax liabilities	(934,776)	(1,011,696)

Net deferred tax assets	$569,582	$569,582

Our Federal net operating loss (“NOL”) carryforward balance as of September 30, 2011 was $4,618,762, expiring between 2011 and 2030. Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that a significant portion will be realized.  A schedule of the NOLs is as follows:

Tax Year	loss
1996	$111,017
1997	66,707
1998	184,360
1999	187,920
2000	25,095
2001	104,154
2002	15,076
2003	96,977
2004	78,293
2005	70,824
2006	48,526
2007	180,521
2008	534,087
2009	1,444,831
2010	842,251
Current year taxable loss	628,123
$4,618,762

The Company's net deferred tax assets before valuation allowance as of September 30, 2011 was approximately $880,000, most of which relates to net operating losses that expire from 2011 to 2030. The Company recorded an operating loss for the quarter and has a recent history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the net operating losses in the future. However, the Company has recorded a valuation allowance due to the potential that the 1996 and 1997 net operating losses will expire before being utilized.

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

Note 8. Earnings per Share

The Company excluded from the diluted earnings per share calculation 1,738,577 and 1,047,400 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at September 30, 2011 and 2010, as their inclusion would be anti-dilutive.  In addition, the Company excluded 61,000 stock options as of September 30, 2010 as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2010	225,000	$3.20			-
Options granted	140,500	2.91	$121,125	2.8 Years	-
Options exercised	(25,000)	1.50			-
Options expired	(87,500)	3.50		-	-
Balance, January 1, 2011	253,000	$3.08		3.1 years	$-
Options granted	25,000	2.06	$13,500	4.9 years	-
Options expired	(25,000)	3.76		-	-
Balance, September 30, 2011	253,000	$2.92		3.0 years	$-

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

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. With a change in management in 2008, it was determined that the Company would seek acquisitions in railroad related businesses.  Accordingly, the 2010 and 2011 expected volatility rate was estimated using the average volatility rates of public companies in the railroad industry. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical forfeitures.

The assumptions used in the option-pricing models were as follows:

	2011	2010
Risk free interest rate	1.51%	1.39-2.37%
Expected life (years)	5	5
Expected volatility	26%	29%
Dividend yield	0	0

Note 10. Major Customers

Revenue for the three months and nine months ended September 30, 2011 and 2010, and accounts receivable from customers as of September 30, 2011 and 2010 representing over 10% of revenue or accounts receivable were as follows:

	Three months ending		Nine months ending
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
	Revenue	Revenue	Revenue	Revenue	Accounts Receivable
Company A	15.0%	26.9%	18.5%	20.8%	0.0%	13.5%
Company B	15.5%	0.0%	8.9%	0.0%	25.3%	0.0%
Company C	43.2%	60.6%	47.5%	66.3%	32.4%	71.3%

Note 11. Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted.  The Company is insured for such matters and has recorded $114,000 of estimated business interruption insurance recoveries for the month of September 2011.  The Company has accounted for the recoveries of business interruption losses in accordance with Accounting Standard Codification 225, and has recorded the accrual in revenues on the Company’s statement of operations and in accounts receivables on the Company’s balance sheet, respectively.

Also in September 2011, the Company had a fire at its railroad tie processing center which destroyed certain pieces of equipment related to the processing of its railroad ties into fuel.  The Company is fully insured for these pieces of equipment and does not expect to incur any losses related to this equipment.

Note 12. Related Party Transactions

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers of the Company.  The aggregate expense under these agreements was $110,000 and $318,000 for the three and nine months ended September 30, 2011 and $104,000 and $312,000 for the three and nine months ended September 30, 2010, respectively.

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management and ownership.  In July 2011 the lease cost increased from $5,000 per month to $6,000 per month to include additional support services.  These costs are included in General and Administrative expenses in the statement of operations. The costs for the nine months ended September 30, 2011 and 2010 are each $47,000 and $45,000, respectively.

Our directors, chief executive officer and president are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 26,850 shares of the Company’s preferred stock and 1,266,407 shares of common stock as of September 30, 2011 or 2,312,888 shares, if the preferred is converted.

During the three months ended September 30, 2011, the Company sold approximately $98,000 of relay ties to a related party for use in its track maintenance.  The Company believes the terms of the sale of these ties was at arms-length.

Note 13. Subsequent Events

In October 2011, the Company renegotiated the 5-year employment contract of one of the shareholders whereby the old agreement was terminated and the Company and the employee entered into a new at-will employee agreement.

During the quarter ended September 30, 2011, the Company entered into a future lease with a related party for a new facility in Gibsland, La.  This facility will replace the Company’s current facility in Shreveport, La.   The lease will take effect when the site is completed and the Company takes possession.  The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car.

On October 31, 2011, the Company issued 1,000 shares of its series C Preferred shares to Patriot Rail Services. The preferred shares were issued for $100 per share, or $100,000 in the aggregate at a conversion price of $2.00 per share of common stock.  The proceeds of the money received were used to fund working capital requirements.

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

In August and September, 2011, the Company issued 5,850 shares of its Series C Preferred stock to Patriot Rail Services, Inc.  The preferred shares were issued for $100 per share, or $585,000 in the aggregate at a conversion prices between of $1.99 and $2.06 per share of common stock.  The proceeds were used to fund working capital requirements.

On October 31, 2011, the Company issued 1,000 shares of its series C Preferred shares to Patriot Rail Services. The preferred shares were issued for $100 per share, or $100,000 in the aggregate at a conversion price of $2.00 per share of common stock.  The proceeds of the money received were used to fund working capital requirements.

Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted.  The Company is insured for such matters and has recorded $114,000 of estimated business interruption insurance recoveries for the month of September 2011.  The Company has accounted for the recoveries of business interruption losses in accordance with EITF 01-13, and has recorded the accrual in revenues on the income statement and in accounts receivables on the balance sheet, respectively.

Also in September 2011, the Company had a fire at its railroad tie processing center which destroyed certain pieces of equipment related to the processing of its railroad ties into fuel.  The Company is fully insured for these pieces of equipment and does not expect to incur any losses related to this equipment.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended September 30, 2011, there were no significant changes to the critical accounting policies.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market conditions and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of September 30, 2011 and 2010 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $1,760,112 and $758,849 at September 30, 2011 and December 31, 2010, respectively.  Amounts that had not been billed and were not billable to customers at the balance sheet dates are $675,761 and $758,849 as of September 30, 2011 and December 31, 2010, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract's ties from the customer’s premises.

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

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the nine months ended September 30, 2011 and 2010, there were no impairments of goodwill.

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

Results from Operations
The following table summarizes our results for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Variance		Three months ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Revenues	$3,964,306	$4,000,223	(35,917)	-0.9%	$1,055,990	$1,377,984	(321,994)	-23.4%
Cost of sales	3,107,096	3,178,068	70,972	2.2%	940,255	1,082,034	141,779	13.1%
Gross profit	857,210	822,155	35,055	4.3%	115,735	295,950	(180,215)	-60.9%
General & administrative expenses	1,494,448	1,292,862	(201,586)	-15.6%	421,067	400,936	(20,131)	-5.0%
Loss from operations	(637,238)	(470,707)	166,531	-35.4%	(305,332)	(104,986)	200,346	-190.8%
Interest expense	238,655	239,783	1,128	0.5%	82,449	80,418	(2,031)	-2.5%
Gain on extinguishment of debt	-	(25,092)	(25,092)	100.0%	-	-	-	0.0%
Loss before income taxes	(875,893)	(685,398)	(190,495)	27.8%	(387,781)	(185,404)	(202,377)	109.2%
Income tax benefit	-	(72,774)	(72,774)	100.0%	-	(77,074)	(77,074)	100.0%
Net loss	$(875,893)	$(612,624)	$(263,269)	43.0%	$(387,781)	$(108,330)	$(279,451)	258.0%

Revenues

Revenues include the pickup and disposal of scrap railroad ties for major Class I railroads, the sale of ties into the landscape and relay tie markets and both ground and whole ties into the biomass fuel markets.

Revenues decreased for the three months ended September 30, 2011 as compared to the comparable 2010 period primarily due to decreased revenue of approximately $225,000 due to lower revenues from tie pickup and a decrease of $222,000 in fuel sales due to the mechanical and fire events at our fuel processing facility, the decrease in fuel sales at our fuel processing facility due to the mechanical breakdown and fire is partially offset by $114,000 of business interruption insurance.

Revenues decreased for the nine months ended September 30, 2011 as compared to the comparable 2010 period primarily due to  decreased revenue of approximately $591,000 in our tie removal and disposal services offset by an increase of $590,000 generated by sale of whole ties into the landscape and relay markets.  The decrease in tie removal and disposal services was due to a decrease in the number of projects closed in 2011 due to the transition from trucking and into rail transportation to decrease costs.

Gross profit

Gross profit was 11.0% and 21.6% for the three and nine months ended September 30, 2011, compared to a gross profit of 21.2% and 20.5% for the three and nine months ended September 30, 2010.

The primary reasons for the decreased gross profit for the three months ended September 30, 2011 compared to the comparable 2010 period is a 59.0% decrease in margin from fuel sales, due to a decrease of revenues of 29%.  The decrease in margin and revenues was due to the unexpected equipment issues and fire at our grinding facility during the third quarter of 2011.  This was partially offset by tie pick up and disposal services achieving a higher gross margin rate (10.9% compared to a negative5.6%) than those closed in the comparable three months of 2010, as a result of the savings from the aforementioned transition from trucking to rail transportation.

The small increase in gross profit for the nine months ended September 30, 2011 compared to the comparable 2010 period is due primarily to an increase in revenues of 139% in  whole tie sales (which have a higher margin than other product lines) and an increase in the gross margin of our tie pick up and disposal services.  This increase was offset by a decrease in the gross margin of our ground fuel sales.

The Company expects the margins related to fuel sales to begin to recover in the fourth quarter of 2011 and first quarter 2012, as the equipment damaged by the mechanical breakdown and the equipment that was destroyed in the September 2011 fire comes back on line or is replaced.  The Company is fully insured for this equipment.  In addition, the Company is opening a new processing facility in Gibsland, Louisiana which the Company expects will streamline its process and improve profitability.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

The table below summarizes the general and administrative expenses:

	Three months ended September 30				Nine months ended September 30
			Variance				Variance
	2011	2010	$	%	2011	2010	$	%
Compensation costs	$210,007	$216,621	$6,614	3.1%	$718,180	$548,863	$(169,317)	-30.8%
Professional fees and other public company costs	$36,830	35,506	(1,324)	-3.7%	170,512	271,698	101,186	37.2%
Amortization of intangible assets	$56,419	65,633	9,214	14.0%	187,685	196,898	9,213	4.7%
Insurance costs	$42,305	65,635	23,330	35.5%	229,896	143,399	(86,497)	-60.3%
Other costs	$75,506	17,541	(57,965)	-330.5%	188,175	132,004	(56,171)	-42.6%
Consolidated general and administrative	$421,067	$400,936	$(20,131)	-5.0%	$1,494,448	$1,292,862	$(201,586)	-15.6%

For the three and nine months ended September 30, 2011, costs increased approximately $20,100 and $202,000 or 5.0% and 15.6% respectively compared to the three and nine months ended September 30, 2010.

The overall increase in general and administrative costs is primarily due to:

•	The cost of staffing the CFO position and two administrative positions that were not fully incurred in the nine months ended 2010.
•
A decrease in professional fees and other public company costs primarily due to non-recurring audit and accounting fees in conjunction with work performed to incorporate Wood Energy into our public filings during the three and nine months ended September 30, 2010.

•	An increase in insurance costs due to higher premiums and expanded coverage.
•	An increase in rental expense and travel costs related to the management of Wood Energy.

Interest expense

Net interest expense for the three and nine months ended September 30, 2011 of $82,449 and $238,654, is comparable to net interest expense for the three and nine months ended September 30, 2010 of $80,418 and $239,783, respectively.

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

The Company's net deferred tax asset before valuation allowance as of September 30, 2011 was approximately $880,000, most of which relates to net operating losses that expire between 2011 and 2030. The Company recorded an operating loss for the nine months ended September 30, 2011 and has a recent history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the majority of the net operating losses. However, the Company has recorded a valuation allowance for the increase in the value of the net deferred tax asset due to the potential that the 1996 and 1997 net operating loss will expire before being utilized.

Net Loss

Net loss attributable to common stockholders was $(0.17) and $(0.39) per share for the three and nine months ended September 30, 2011, compared to $(0.08) and $(0.89) per share for the comparable 2010 period.  The difference of $(0.50) for the nine months ended September 30, 2011 as compared to September 30, 2010 was primarily due to the beneficial conversion feature embedded in the preferred stock issued in the first quarter of 2010.  The difference of $(0.09) per share for the three months ended September 30, 2011 as compared to September 30, 2010 was primarily due to the higher loss from operations as a result of lower fuel sales during the same period in 2011.

Financial Condition and Liquidity

Our cash and cash equivalents consist of cash. Our cash and cash equivalents balance at September 30, 2011 and 2010 was $135,662 and $649,281, respectively.

The following is a summary of our cash flow activity:

	Nine months ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$298,260	$(30,591)
Net cash used in investing activities	$(450,231)	$(310,892)
Net cash from financing activities	$225,664	$889,404

Net cash provided by (used) in operating activities

For the nine months ended September 30, 2011, cash provided by operating activities was $298,260. The primary source for the increase in cash was a decrease in accounts receivable providing approximately $238,000 and funds received in advance of contract completions (deferred revenue) which exceeded cash expended for deferred costs for the period due to a change in retainage percentage with one of our customers from 50% to 25%.

For the nine months ended September 30, 2010, cash used in operating activities was approximately $30,000.  The primary use of cash was as a result of cash expended for deferred costs being greater than the increase of funds received in advance of contract completions (deferred revenue) for the period.

Net cash used in investing activities

As a result of beginning the pickup and removal of ties for a new customer during the nine months ended September 30, 2011, the Company purchased approximately $530,000 of equipment primarily for the processing of ties at its Louisiana grinding facility, as well as for the pickup and removal of ties for the new customer.  This was offset by the sale of equipment taken out of service for approximately $78,000.  For the nine months ended September 30, 2010 purchased equipment was primarily for the startup of the same fuel processing facility.

Net cash provided by financing activities

To finance the acquisition of Wood Energy, we entered into a five-year senior secured term loan with a bank in the amount of $3.0 million. Wood Energy is the borrower and Banyan guaranteed the loan. Payments of $50,000 of principal and interest are due monthly. As of September 30, 2011, there was $1.8 million outstanding under this term loan. Also, in connection with the acquisition of Wood Energy, we obtained two bank credit lines as amended in the amounts of $1.0 million for each working capital and capital expenditures. Maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.

On April 7, 2011, the Company and its subsidiary Wood Energy amended the credit facility with its bank in several respects.  Wood Energy converted approximately $720,000 borrowed on its $1.0 million line of credit for capital expenditures into a term loan and a new capex line of $500,000 was granted. The $720,000 term loan will mature September 3, 2014 at the same time as Wood Energy’s existing $1.8 million term loan. The new $500,000 capex line will mature April 1, 2012 at which time the amount outstanding will also convert to a term loan maturing on September 3, 2014.  Wood Energy also extended the maturity date of its $1.0 million working capital credit line to April 1, 2012.  Loan covenants pertaining to fixed charges, total debt and minimum EBITDA were modified with respect to all of the bank loans.  Other material terms of the loans remain the same.

As of September 30, 2011, the Company is in compliance with the financial covenants included in the modification and extension of our term loan and credit lines.

As of September 30, 2011, $99,875 and $434,860 were available under the new capital expenditure line and the working capital credit line, respectively.

At September 30, 2011, the Company had a net working capital deficiency of approximately $1.8 million. The Company recognizes that the timing of the realization of its receivables from customers, the completion of its contracts and its vendor and debt obligations payments may not allow the Company to generate positive cash flow in the near future.

Deferred revenue as of September 30, 2011, is $1,760,112 which we will invoice as each of the projects is completed. The deferred costs incurred related to the fulfillment of uncompleted jobs are $1,842,980. As of December 31, 2010 deferred revenue was $758,849 and the deferred costs related to the fulfillment of uncompleted jobs were $977,878. An increase in the simultaneous number of projects and the increased volume and length of time of the projects has increased our cash cycle time and thus our operating cash requirements with our largest customer, a Class 1 railroad. Due to the impact on the Company, we initiated and agreed to a change order to our service agreement, which reduced the retainage withheld on the progress payments received by the Company from 50% to 25% beginning with 2011 projects.

The Company anticipates the majority of the current deferred revenue will be recognized as revenue and the retainage will be collected during the fourth quarter of 2011 and the first quarter of 2012.

From October 2010 to April 2011, the Company issued 10,000 shares of its series B preferred stock to Patriot Rail Services, Inc. The preferred shares were issued for $100 per share, or $1.0 million in the aggregate.

From August 2011 to October 2011, the Company issued 6,850 shares of its series C preferred stock to Patriot Rail Services, Inc.   The preferred shares were issued for $100 per share, or $685,000 in the aggregate.

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

Item 4.     Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2011. Further, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

From August through October 2011, the Company issued 6,850 shares of its Series C Preferred stock to Patriot Rail Services, Inc.  for $100 per share, resulting in proceeds of $685,000.  On June 30, 2014 (or sooner upon the occurrence of certain events), the Series C Preferred stock will be convertible into our common stock at a conversion prices between $1.99 and $2.06 per share of common stock. The proceeds of the money received from the sale of the Series C Preferred stock were used to fund working capital requirements.  The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 5.     Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 5.

Item 6.     Exhibits

10.1	Land lease dated August 29, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy

10.2	Service Agreement dated September 23, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy

10.3	Letter of employment dated October 11, 2011 between The Wood Energy Group, Inc. and Andy C. Lewis

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: November 14, 2011	/s/Jon Ryan
Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)