Form 10-K
period 2011-12-31
Banyan Rail Services Inc.
filed 2012-03-28
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $3,868,760 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  3,045,856 shares of common stock, $0.01 par value per share, as of March 15, 2012.

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

Forward Looking Statements

This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	generating adequate revenue and cash to service our debt and meet our bank loan financial covenants;
•	complying with SEC regulations and filing requirements applicable to us as a public company;
•	the impact of current or future laws and government regulations affecting the disposal of rail ties and our operations, including recent EPA actions designating railroad ties as solid waste;
•	renewing or refinancing our line of credit that matures on April 1, 2012;
•	changing external competitive, business, weather or economic conditions;
•	successfully operating Wood Energy;
•	changes in our relationships with our customers;
•	renewal of existing long-term contracts with major customers;
•	the market opportunity for our services, including expected demand for our services;
•	executing our acquisition/expansion plan by identifying and acquiring additional operating companies;
•	obtaining appropriate funding to complete potential acquisitions; and
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

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

In September 2009, we completed the acquisition of all of the issued and outstanding stock of The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments.

Wood Energy, headquartered in Boca Raton, Florida, is one of the nation’s largest railroad tie reclamation and disposal companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million as of 2010) and industrial customers.   We operate primarily in the southern region of the United States of America. Our services include removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets.  In 2011, we removed approximately 1.6 million railroad ties and disposed of approximately 840,000 railroad ties, 64% of which were used by the co-generation market and 36% for the landscape and relay markets. The remaining approximately 760,000 ties are scheduled for disposal in 2012.

Revenue Sources

Currently, the Company has four sources of revenue:

•	Railroad Tie Reclamation and Disposal – the Company charges railroads for the removal and disposal of scrap railroad ties from their tracks;
•	Railroad Tie Derived Fuel (RTDF) Sales – the Company sells ground ties as a fuel source to the co-generation market;
•	Whole Ties – the Company sells higher-quality reclaimed railroad ties to wholesale landscape companies and industrial users for use as relay ties; and
•	Wood Products – the Company sells scrap railroad ties to third parties for processing for co-generation markets as fuel.

We have contracts expiring in 2013 with Union Pacific Corporation (UP) and Kansas City Southern Railway Company (KCS), both Class I railroads, for the reclamation and disposal of scrap railroad ties in primarily in the Southern Region, in addition to processing ties for reclamation and disposal for Class I railroads we have contracts with short line and regional railroads construction companies. We dispose of the majority of such railroad ties at International Paper Company (IP) plants in Louisiana. In 2011, UP, KCS and IP accounted for approximately 46%, 9% and 18% of our revenue, respectively.

The Railroad Tie Reclamation Industry

The Company estimates that there are approximately 15 rail tie recovery companies in North America with total industry revenue in 2011 of approximately $100 million.  Each company operates within specific geographic regions and each has Class I railroads as its major customers. Certain barriers to entry in these markets exist, since Class I railroad and co-generation customers require contractors who have experience and proven reliability in disposing non-usable railroad ties through co-generation or other environmentally approved methods.

The U.S. Railroad Industry and Increased Tie Replacement.

U.S. railroads operate over 139,000 miles of track, and generated more than $59 billion in revenues in 2010. In the U.S., railroads account for approximately 43% of all freight transportation by volume; more than trucks, boats, barges or planes. U.S. freight railroads are the world’s busiest, moving more freight than any rail system in any other country.

Due to high levels of railroad traffic and increased the maximum weight limit of rail cars to 286,000 pounds, Class I railroads, regional railroads and short line railroads continue to maintain and repair their infrastructure to ensure safe operation of their railways.  Demand for outsourcing of railroad maintenance services is expected to increase due to increased union labor costs as well as an aging population of railroad workers. Further, over the past five years, the increase of the maximum weight limit and increased traffic has accelerated wear and tear of railroad infrastructure, increasing the need for tie replacement. The nation’s railroads have struggled to keep pace with the resulting growth of maintenance needs due to the tremendous cost of qualified personnel and equipment.  Track maintenance is capital intensive and requires skilled personnel, therefore many railroads turn to independent contractors to provide tie recovery services. In 2011, Class I railroads replaced over 17 million rail ties.

Railroad Ties as a Fuel Source

Chipped railroad ties are a viable source of fuel for industrial plants and utilities. In 2009 and 2010 we purchased railroad tie grinding equipment to diversify our operations by allowing us to grind the railroad ties at our Shreveport, Louisiana location. In early 2010, in addition to selling ties to a third party for grinding, we began to sell chipped ties directly to co-generation plants at a higher price and profit per ton than by selling to third party processors. In the summer of 2011, we began construction on a grinding facility at a new transload center located on the Louisiana and North West Railroad (LNW)located in Gibsland, Louisiana. The LNW is owned by a significant shareholder of the Company. We believe there is potential to increase the dollar margins on this business segment, and the move to the new location in January 2012 has provided more space and efficiencies to improve our margins.

Growth Opportunities

•	Adding new business with Class I, short-line and regional railroads, as well as railroad contractors by expanding our service area (see Recent Events on page 16),

•	Expanding tie disposal service capabilities of existing companies, particularly with respect to alternative fuel technologies,
•	Expanding our customer base by increasing the number of services we offer, and
•	Acquiring competitor tie recovery businesses and consolidating management teams,

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

Staffing

Railroad professionals are the core of our company. Experienced managers and supervisors are critical to success in our industry, as are skilled equipment operators and laborers. Many of our employees have worked for us for many years. Our personnel are assembled into crews of various sizes depending on the needs of a given project and the crews have performance standards which support our safety, quality, productivity and profitability goals.  As of December 31, 2011, we had approximately 30 full time non-union employees.

Government Regulation

Our operations are subject to federal, state and local regulation under transportation and environmental laws. Our operations may be subject to various regulations of the Surface Transportation Board, the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, Federal Environmental Protection Agency, state departments of transportation, and other state and local regulatory agencies. Because the FRA regulates railroad safety and equipment standards, its regulations affect certain aspects of our business operations and the services we provide, including worker safety. For example, the FRA promulgated the Roadway Worker Protection Rules, which apply to rail contractors and establish certain safety criteria that must be complied with on rail projects. At this time, we believe we are in compliance with the regulations applicable to our business.

Seasonality

Because we generally operate in warm weather states, our business is generally not seasonal.

Our History Prior to Acquiring Wood Energy

The Company was originally organized under the laws of the Commonwealth of Massachusetts in 1985, for the purpose of investing in mortgage loans. The Company was reorganized as a Delaware corporation in 1987. From 1989 to 1992 the Company experienced severe losses as a result of a decline in real estate values and the resulting defaults on the mortgages it held. In 1998, the Company changed its name to B.H.I.T. Inc., and again changed its name to Banyan Rail Services Inc. in 2010.

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

Our business is a service business, and our revenue is generated from a limited number of customers. For instance, in 2011 and 2010 we derived 46% and 67% of our revenue, respectively, from services performed for Union Pacific, and we anticipate deriving a similar percentage of our revenue from them in 2012.  Although we have agreements and relationships with that customer and certain other customers, the agreements may be terminated on short notice.  In addition, our agreements with two of our significant customers are expiring at December 31, 2012 and in April 2013, respectively.  Thus, our concentration of customers and contracts exposes us to greater financial risk than businesses with a broader customer base.  A significant reduction in the volume with one of these customers or the loss of a customer could have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on timely and regular payments from our customers on ordinary course business terms. The failure of our customers to pay on ordinary course business terms may also have a material adverse effect on our business, financial condition and results of operations.

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

In 2010 the U.S. Environmental Protections Agency (“EPA”) ruled that creosote treated railroad ties are non-hazardous secondary material that are considered solid waste and do not qualify as bio-fuel. Although industrial plants and utilities will still be able to utilize ties as fuel, they will be required to retrofit their wood burning furnaces to comply with the solid waste designation. In 2011 the EPA suspended its decision for a minimum of three years before these retrofits will be required, to provide for further study. The EPA’s designation of ties as solid waste could increase our tie disposal costs and limit higher margin sales of ties as fuel. We are currently exploring alternative solutions for tie disposal and cannot predict the long-term impact of the new rules on the Company’s operations.

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

Risks Relating to Our Company

We have established short term credit lines and long term notes for working capital and capital expenditure needs. Further we have issued preferred stock, all of which may decrease both our net income available to common shareholders and cash flow.

We have credit lines and term notes in the aggregate amount of approximately $2.6 million.  We have issued 40,000 shares of preferred stock for working capital needs in the amount of $4.0 million. Although investments in leveraged companies offer the opportunity for capital appreciation, leveraged investments also involve a high degree of risk.  The amount of our debt and preferred stock outstanding from time to time could have important consequences for us and our investors.  For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt or mandatory preferred stock dividends, thereby reducing funds available for operations, equipment needs, acquisitions, and other appropriate business development opportunities that may arise in the future,

•	make it difficult to satisfy our debt service requirements,

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, including a downturn in business or the general economy, and

•	limit our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less preferred stock and debt or debt with less restrictive terms.

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

Our loan agreements with Fifth Third Bank contain various financial covenants. The loan covenants may adversely affect our ability to respond to adverse changes in economic, business or market conditions. Our debt covenants may also limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities. Although we are currently in compliance with our financial covenants, our failure to comply with the financial covenants may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under our credit facilities or other agreements that we may enter into from time to time that contain cross-acceleration or cross-default provisions.

Banyan’s operating entity is Wood Energy, and our credit facilities include financial covenants that limit our ability to obtain cash distributions from Wood Energy, limiting our operating activities and results of operations.

Banyan is a holding company with no direct operations and our principal asset is our stock of Wood Energy.  Wood Energy is legally distinct from Banyan, and our ability to obtain distributions from Wood Energy by way of dividends, interest or other payments (including intercompany loans) is subject to restrictions imposed by our term loan and credit facilities (under which Wood Energy is the borrower and Banyan is a guarantor), such as:

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

Certain affiliates and employees own a significant interest in Banyan.

A company affiliated with certain directors, officers, an independent director and an employee, control 45.5% of our outstanding shares (64.2% if they exercised their options and converted their shares of preferred stock). Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices.

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

As a result of the private placements including issuances of preferred stock in 2011, there are shares of outstanding preferred stock which can be converted into as many as 1,878,030 shares of our common stock for $1.10 to $2.50 per share.  In addition, as of December 31, 2011 we have issued options to purchase 175,000 shares to our directors as compensation for serving on the board at prices ranging from $2.00 to $3.50 a share. If the directors’ options are exercised or the shares of preferred stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of preferred stock or the exercise of options could depress the price of our stock if there isn’t enough demand for the shares in the market. Even if the shares of preferred stock are not converted, the large number of shares issuable upon conversion of the preferred stock could cause an overhang on the market.

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

Although our common stock is traded on the OTC Bulletin Board®, currently there is limited trading volume in our stock and there may be very limited demand for it as well. As a result, it may be difficult for you to sell our common stock despite the fact it is traded on the OTC Bulletin Board®.

Our preferred stock could adversely affect the holders of our common stock.

We have issued 40,000 shares of preferred stock, pursuant to our certificate of incorporation, our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the preferred stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our preferred stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock.

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

We do not own any real property. During 2011 through the lease termination in February 2012, we leased executive office space from an unrelated third party in St. Louis for $1,250 per month. During 2011 through March 2012, we also leased fully permitted land and improvements in Louisiana for the storage, grinding and handling of our railroad ties from an unrelated third party on a year-to-year basis for $3,000 per month.

As of January 2012, we are leasing ten acres of fully permitted land and land improvements, including the storage track for loading and unloading railcars in Louisiana from the Louisiana North West Railroad, a company related by certain common management and ownership, for $10,000 per year, with a contractual obligation for 1,200 rail car loads at the facility at an average price of $300 per car.

In addition, we lease executive office space and receive office support services from Patriot Rail Corp. for $6,000 per month.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “BARA”. The last reported sale price on March 19, 2012 was $2.50 per share. The following table lists the high and low closing sale prices of our stock during 2011 and 2010 as reported on OTC Bulletin Board®. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ending December 31,
	2011		2010
	High	Low	High	Low
Fourth Quarter	$2.50	$1.10	$4.05	$3.25
Third Quarter	$2.75	$1.75	$4.50	$3.00
Second Quarter	$3.00	$2.25	$4.50	$3.50
First Quarter	$3.50	$2.10	$2.70	$3.00

There were approximately 1,743 stockholders of record of Banyan’s common stock as of March 19, 2012. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

Common Stock

As of December 31, 2011, our certificate of incorporation provided that we were authorized to issue 7.5 million shares of common stock, par value $0.01 per share. On January 4, 2010, we amended our certificate of incorporation with the State of Delaware to authorize 1.0 million shares of blank check preferred stock. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors. Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions. Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts, preferred stock and other liabilities.

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

Stock Options

In 2010 and 2011, we issued compensatory stock options to certain members of our Board of Directors and management exercisable for five years from the date of grant.  During 2010 and 2011, 165,500 stock options were issued.  For further information on stock options issued, see Item 11 “Executive Compensation.”

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Overview

In September 2009, we acquired The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments.

Wood Energy

Wood Energy, headquartered in Boca Raton, Florida, is one of the nation’s largest railroad tie reclamation and disposal companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million) and industrial customers. Wood Energy operates primarily in the Southern Region. Wood Energy’s services include picking up scrap railroad ties for major Class I and short line railroads and disposing of the ties by selling them to the relay, landscape tie market or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation market. In 2011, we recovered over approximately 1.6 million railroad ties, 34% of which were used by the co-generation market, 19% for the landscape market, the remainder will be disposed of in 2012.

Recent Events

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

The Company has no obligation to redeem the series B or C preferred stock at any time.

Series B and C Preferred Stock Issuances

Through December 31, 2010, the Company issued 6,000 shares of its series B preferred stock to Patriot Rail Services, Inc. (“PRS”). The preferred shares were issued for $100 a share, or $600,000 in the aggregate. In 2011, the Company issued 4,000 additional shares of its series B preferred stock for $400,000, as well as 7,850 shares of its Series C Preferred stock to PRS, respectively. In March 2012, the Company issued 2,150 shares of its Series C Preferred stock to a major shareholder.

Amended Tie Reclamation Contracts

In 2011, the Company has agreed to an amendment to its service agreement with a Class 1 railroad which designates the Company to pick up and dispose of approximately 500,000 railroad ties per year through 2013 for its railroad system. The original service agreement designated the Company to dispose of the ties once delivered by the railroad to the Company.

In 2011, the Company agreed to a change order to its service agreement with its largest customer, a Class 1 railroad, which will reduce the retainage withheld on the progress payments received by the Company from 50% to 25%. The impact of this change will be faster realization of our receivables from that customer.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the year ended December 31, 2011, there were no significant changes to the critical accounting policies.

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

The Company receives revenue from the processing of railroad ties into scrap tie fuel and the sale of certain scrap ties to landscapers, railroad tie users (relay) and other railroad tie processors. These revenues are recorded when the ties or derivative materials are delivered to and accepted by the customer.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2011 and 2010 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $2,050,163 and $758,849 as of December 31, 2011 and December 31, 2010, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value. During the years ended December 31, 2011 and 2010, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and scrap tie fuel markets. Inventory at December 31, 2011 was approximately $30,000 and included in prepaid and other current assets on the consolidated balance sheet.

Consolidated Results of Operations - Banyan and Subsidiary

The following table summarizes our results for the years ended December 31, 2011 and 2010:

	Consolidated Results of Operations
	For the years ended December 31,
			Variance
	2011	2010	$	%
Revenues	$5,278,304	$5,642,544	(364,240)	-6%
Cost of goods sold	3,921,744	4,780,910	859,166	18%
Gross profit	1,356,560	861,634	494,926	57%
General & administrative expenses	1,869,110	1,852,900	(16,210)	-1%
Loss from operations	(512,550)	(991,266)	478,716	48%
Interest expense - net	316,500	320,167	3,667	1%
Gain on extinguishment of debt	-	(25,092)	25,092	0%
Loss before income taxes	(829,050)	(1,286,341)	457,291	36%
Income tax provision (benefit)	-	(308,490)	(308,490)	-100%
Net loss	$(829,050)	$(977,851)	$148,801	15%

Revenues

Revenue for the year ended December 31, 2011 was $5,278,304, a decrease of $364,240 or 6% compared to revenue of $5,642,544 in 2010. The principal reason for the decrease was that the Company did not complete as many projects as in 2010, which resulted in additional deferred revenue in 2011 of approximately $1,200,000. In addition, the Company had a decrease of revenue at its grinding operations in 2011 of approximately $147,000 which was primarily caused by a decrease of revenues from production of $366,000 due to a mechanical breakdown and fire at its grinding facility, which was offset by business interruption insurance proceeds of approximately $219,000. The Company had an increase of revenues of relay and landscape tie sales of approximately $671,000.

Gross Profit

Gross profit was 26% for the year ended December 31, 2011, compared to a gross profit of 15% in 2010. The principal reasons for the change in gross profit were (1) increased higher margin landscape and relay tie sales of approximately $671,000 in 2011 as compared to 2010, (2) a 3% increase in gross profit due to efficiencies experienced as the result of the Company’s switch from trucking to railcars, and (3) a 38% decrease in gross profit at the grinding facility as the result of equipment and delivery issues experienced throughout the year which resulted from planned shutdowns and postponements of fuel to our customer.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The below table summarizes the general and administrative expenses for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
			Variance
	2011	2010	$	%

Compensation costs	$887,498	$786,074	$(101,424)	-13%
Professional fees and public company costs	193,976	298,633	104,657	35%
Amortization of intangible assets	225,675	262,530	36,855	14%
Other costs	561,961	505,663	(56,298)	-11%
Consolidated general and administrative	$1,869,110	$1,852,900	$(16,210)	-1%

General and administrative expenses for the year ended December 31, 2011 were comparable to the year ended December 31, 2010.

Interest expense

Interest expense of $316,500 for the year ended December 31, 2011 was comparable to interest expense of $320,167 for the year ended December 31, 2010.

Income tax benefit

An income tax benefit of $0 was recorded for the year ended December 31, 2011 as compared to an income tax benefit of ($308,490) for the year ended December 31, 2010. The Company has evaluated its deferred tax assets and has established a valuation allowance against net operating losses that expire through 2024, which is an amount equivalent to the deferred tax assets generated in 2011.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was ($0.42) per share for the year ending December 31, 2011 compared to ($1.05) per share for the year ending December 31, 2010. The difference of $0.63 per common share is primarily due to the non-cash preferred stock dividend resulting from the amortization of the beneficial conversion feature embedded in the series A preferred stock issued in 2010, the effect of which is $0.62 per common share, and the increase in preferred stock dividends of $106,902 or a loss to common shareholders of ($0.04), and the decreased net loss of $148,801 or $0.05 decreased the net loss attributable to common stockholders as compared to 2010.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at December 31, 2011 and 2010 were $314,233 and $61,969 respectively. The following is a summary of our cash flow activity for the years ended December 31, 2011 and 2010.

	Years Ended December 31
	2011	2010
Net cash provided by (used in) operating activities	$197,698	$(472,896)
Net cash used in investing activities	(78,486)	(889,705)
Net cash from financing activities	133,052	1,323,209

	$252,264	$(39,392)

Net cash provided by (used in) operating activities

For the year ended December 31, 2011, our net loss of $(829,050) adjusted for non-cash expenses and benefits was approximately $(65,464). This was offset by a decrease in accounts receivable which provided cash of approximately $240,000 and cash generated from deferred revenues in excess of deferred costs of approximately $65,000. For the year ended December 31, 2010, our net loss of $(977,851) adjusted for non-cash expenses and benefits was approximately $(430,000) and the primary cause for the $(472,896) cash used in operating activities.

At December 31, 2011, the Company had a net working capital deficiency of approximately $1,498,000 as compared to a net working capital deficiency of approximately $1,620,000 at December 31, 2010. For the year ended December 31, 2011 the Company incurred positive cash flows from operating activities of $197,698 as compared to negative cash flows from operating activities of ($472,896) for the year ended December 31, 2010. The Company recognizes that the timing of the realization of its receivables from customers and its vendor and debt obligations payments may not allow the Company to continue to generate positive cash flow in the near future.

As of December 31, 2011 and 2010, deferred revenue was $2,050,163 and $758,849, respectively, which we invoice as each of the projects is completed, and the deferred costs incurred related to the fulfillment of uncompleted jobs is and the deferred costs related to the fulfillment of uncompleted jobs was $2,189,610 and $977,878, respectively. The increase in the simultaneous number of projects, the increased unit volume and length of time of the projects increased our cash cycle time and thus our operating cash requirements. Due to the impact on the Company, in 2010 we initiated and agreed to a change order to our service agreement with our largest customer, a Class 1 railroad, which reduced the retainage withheld on the progress payments received by the Company from 50% to 25%. The impact of this change was the faster realization of our receivables from that customer.

The Company anticipates the majority of the deferred revenue will be recognized as revenue and the retainage will be collected during 2012.

Net cash used in investing activities

For the year ended December 31, 2011, the Company purchased approximately $601,000 of equipment primarily for the processing of ties at its Louisiana grinding facility, as well as additional equipment required for the pickup and removal of ties for a new customer. This was offset by the sale of equipment taken out of service for approximately $523,000 primarily due to the fire at our grinding facility in September of 2011.

For the year ended December 31, 2010 Wood Energy invested in equipment primarily to support the growth in fuel production.

Net cash provided by financing activities

To finance the acquisition of Wood Energy, we entered into a five-year senior secured term loan with a bank in the amount of $3.0 million. Wood Energy is the borrower and Banyan guaranteed the loan. Payments of $50,000 of principal and interest are due monthly. As of December 31, 2011, there was $1,650,000 outstanding under this term loan. Also, in connection with the acquisition of Wood Energy, we obtained two bank credit lines in the amounts of $500,000 and $1.5 million for working capital and capital expenditures respectively. Maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures. On May 21, 2010, to better meet the Company’s current financing requirements, the Company and the bank amended the terms of the credit lines whereby the working capital and capital expenditures lines of credit were modified to $1.0 million and $1.0 million each. As of December 31, 2011, $300,860 and $99,875 were available under the working capital and capital expenditure lines, respectively.

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

On April 7, 2011, the Company and its subsidiary Wood Energy amended the credit facility with its bank in several respects. Wood Energy converted approximately $720,000 borrowed on its $1.0 million line of credit for capital expenditures into a term loan and a new capital expenditure (“capex”) line of $500,000 was granted. The $720,000 term loan will mature September 3, 2014 at the same time as Wood Energy’s existing $1.8 million term loan. The new $500,000 capex line will mature April 1, 2012 at which time the amount outstanding will also convert to a term loan maturing on September 3, 2014. Wood Energy also extended the maturity date of its $1.0 million working capital credit line to April 1, 2012. Loan covenants pertaining to fixed charges, total debt and minimum EBITDA were modified with respect to all of the bank loans. Other material terms of the loans remain the same. As of December 31, 2011, the Company is in compliance with the financial covenants of our term loan and credit lines.

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

During 2010, the Company issued 6,000 shares of its series B preferred stock to Patriot Rail Services, Inc. The preferred shares were issued for $100 per share, or $600,000 in the aggregate. The proceeds of the money received were used to fund working capital requirements.

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

During 2011, the Company issued 7,850 shares of its Series C Preferred stock to Patriot Rail Services, Inc. The preferred shares were issued for $100 per share, or $100,000 in the aggregate at a conversion price of ranging between $1.10 and $2.06 per share of common stock. The proceeds of the money received in 2011 were used to fund working capital requirements.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2011 in the amount of approximately $216,000. These dividends are expected to be paid in March 2012.

In December 2011, the Company developed and began implementation of its 2012 operating plan and it is anticipated the Company will achieve profitability and continue to generate positive cash flows from operating activities into the foreseeable future as a result of increased sales levels and improved gross margins.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement.  The impact of adopting these amendments is expected to be immaterial to the financial statements.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2011 and 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2011 and 2010 follow this annual report, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

At the end of December 31, 2011 we carried out evaluations under the direction of the Chief Executive Officer and Chief Financial Officer of our effectiveness of internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2011, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are:

Gary O. Marino, age 67, joined our board in January 2007, was appointed chairman in January 2008 and chief executive officer in November 2008. Mr. Marino has served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his extensive knowledge of the railroad industry as well as his banking experience.

Paul S. Dennis, age 73, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Bennett Marks, age 63, joined the board and was appointed vice president and chief financial officer in November 2008. On May 26, 2010, Mr. Marks resigned as chief financial officer due to other business responsibilities. Mr. Marks remains a director of the Company. Mr. Marks has been executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005. Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc., he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has more than twenty years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach, Florida office. A licensed CPA in Florida and New York, he has held leadership positions in a variety of community, charitable, and professional organizations. Mr. Marks received his degree in accounting from New York University. We believe Mr. Marks is well qualified to serve on the board due to his extensive finance and accounting knowledge as well as his experience in the railroad industry.

Donald D. Redfearn, age 59, joined the board in January 2010 and was appointed Banyan’s President in May 2011. Mr. Redfearn has been the owner of Redfearn Enterprises, LLC, a real estate holding company, since 2007. From 2004 to 2007, he served as president of RailAmerica, Inc., a railroad holding company, and from 1989 to 2004 he served as executive vice president of RailAmerica. He also served as a director of RailAmerica since its inception in 1986 through 2007. Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University. Active in local charities, Mr. Redfearn is a member of the United Way Leadership Circle. We believe Mr. Redfearn is highly qualified to serve as a director due to his experience in the railroad industry.

Jon Ryan, age 40, serves as and was appointed as Banyan Rail’s Chief Financial Officer in May 2011, and was appointed Wood Energy’s President in 2012. He has over 14 years of major accounting firm experience, including as a Senior Assurance Manager at both Ernst & Young in Fort Lauderdale, Florida, and Smoak, Davis & Nixon LLP in Jacksonville, Florida. Most recently he was Corporate Controller at the The Gazit Group, USA, a subsidiary of Gazit-Globe, one of the world’s leading multi-national real estate development and management companies. Mr. Ryan, a CPA, holds a Bachelor of Business Administration from the University of North Florida.

Committees of the Board

Our board currently has four members. Because of the small size of our board, our directors have not designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we have not designated a director as an “audit committee financial expert” as defined by SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we intend to add additional directors as our operations grow. Our board plans to form appropriate committees at that time.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Based solely on our review of copies of reports furnished to us, we believe that all Section 16(a) filing requirements were timely met 2011. Copies of these filings are available on the SEC’s website at www.sec.gov.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary O. Marino	2011	—	—	—	—	—
Chairman, President and Chief Executive Officer(1)	2010	—	—	25,000	—	25,000
Jon Ryan	2011	99,855	—	25,000	—	124,855
Chief Financial Officer	2010	—	—	—	—	—
Larry Foreman	2011	68,910	—	—	—	68,910
Former Chief Financial Officer	2010	73,920	—	—	—	73,920
Greg Smith (2)	2011	150,000	—	—	—	150,000
Former President of Wood Energy Group	2010	150,000	—	—	—	150,000
Andy C. Lewis	2011	130,961	—	—	—	130,961
Plant Manager of Wood Energy Group	2010	150,000	—	—	—	150,000

(1)	Mr. Marino does not receive compensation for service as our chairman, president and chief executive officer. Mr. Marino was appointed our chief executive officer in November 2008. The fair value of stock options is determined as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 12, “Stock-Based Compensation” to our attached consolidated financial statements.

(2)	Mr. Smith resigned as president of The Wood Energy Group on January 25, 2012.

Executive Employment Agreements

Andy C. Lewis and Wood Energy entered into an employment agreement, dated September 4, 2009 (the “Employment Agreement”). In consideration of his obligations under his respective Employment Agreement, Mr. Lewis received a salary of $150,000 per year until we restructured his agreement in October 2011. Under the new agreement Mr. Lewis will receive a salary of $60,000 per year plus various performance incentives based upon the operations at the Company’s tie processing facility. He is also to receive employee benefits that are customary for executive officers, is entitled to equity compensation as determined by our board of directors and is eligible for an annual bonus based upon Wood Energy’s EBITDA for the prior year. The Employment Agreement requires Mr. Lewis to refrain from participating in the railroad tie reclamation and disposal businesses for a period of two years following termination of his employment.  The Employment Agreement also imposes prohibitions on soliciting customers and employees of Wood Energy.

Greg Smith and Wood Energy entered into an employment agreement, dated September 4, 2009 (the “Employment Agreement”). In consideration of his obligations under his Employment Agreement until his date of resignation on January 25, 2012, Mr. Smith received a salary of $150,000, employee benefits that are customary for executive officers, was entitled to equity compensation as determined by our board of directors and eligible for an annual bonus based upon Wood Energy’s EBITDA for the prior year. The Employment Agreement requires Mr. Smith to refrain from participating in the railroad tie reclamation and disposal businesses for a period of two years following termination of his employment.  The Employment Agreement also imposes prohibitions on soliciting customers and employees of Wood Energy.

Outstanding Equity Awards at December 31, 2011

The following table summarizes information with respect to the stock options held by the executive officers and employees listed in our summary compensation table as of December 31, 2011.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Gary O. Marino	25,000	—	$3.50	02/11/2015	(1)
	25,000	—	$2.70	06/01/2014	(2)
Jon Ryan	25,000	25,000	$2.06	06/26/2016	(3)
Larry Foreman	—	—	—	—
Greg Smith	—	—	—	—
Andy C. Lewis	—	—	—	—

(1)	Options vested on February 11, 2010, the date of grant.
(2)	Options vested on June 1, 2009, the date of grant.
(3)	Options vest in three annual installments beginning July 26, 2012.

Director Compensation

No compensation was paid to our directors in 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors, executive officers listed under executive compensation and significant stockholders as of March 1, 2012.

Name and Address(1)	Common Stock	Stock Options(2)	Preferred Stock(3)	Total	Percentage(4)

Gary O. Marino(5)
Patriot Equity, LLC
2255 Glades Road, Suite 342-W
Boca Raton, FL 33431	686,283	50,000	1,027,214	1,763,497	42.8%

Paul S. Dennis(6)
16330 Vintage Oaks Lane,
Delray Beach, FL 33484	364,792	50,000	286,000	700,792	20.7%

Bennett Marks
Patriot Rail, LLC
2255 Glades Road, Suite 342-W
Boca Raton, FL 33431	-	50,000	-	50,000	1.6%

Donald D. Redfearn
2255 Glades Road, Suite 342-W
Boca Raton, FL 33431	-	25,000	-	25,000	0.8%

Greg Smith(7)
2016 Kingspointe Drive
Chesterfield, MO 63005	166,667	-	100,000	266,667	8.5%

Andy C. Lewis(8)
868 South Allis Rd.
Wilmar, AR 71675	166,667	-	100,000	266,667	8.5%

Jon Ryan (9)
2255 Glades Road, Suite 342-W
Boca Raton, FL 33431	-	25,000		25,000	0.8%

Larry Foreman (10)
2255 Glades Road, Suite 342-W
Boca Raton, FL 33431	-	-		-	0.0%

All directors, and executive officers as a group	1,384,409	200,000	1,513,214	3,097,623	65.1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	Shares of common stock into which shares of series A, B or C preferred stock held by the beneficial owner are convertible.
(4)	Assumes the exercise of options, conversion of series A, B or C preferred stock into common stock by that beneficial owner, but no others.
(5)	All shares of common stock and preferred stock are held by Patriot Rail Services, Inc. (“PRS”). Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the President and a significant stockholder of PRS’s ultimate parent company.
(6)	364,792 shares of common stock and all shares of preferred stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(7)	All shares of common stock and preferred stock are held by the Stephanie G. Smith Trust u/a dated December 20, 1995, as amended, Stephanie G. Smith and Greg Smith, Trustees.

(8)	All shares of common stock and preferred stock are held by the Andy C. Lewis and Michelle D. Lewis Revocable Trust.
(9)	25,000 options issued on July 26, 2011. The options vest in three equal annual installments beginning July 26, 2012 and expire July 26, 2016.
(10)	25,000 options were issued in 2010, all expired prior to being vested in 2011.

Equity Compensation Plan Information

In 2011, 25,000 options were issued to management. We have not issued any other options, warrants or rights in 2011. In 2011, 25,000 options expired for both a director and former member of management. Our equity plans are summarized in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	28,000	$2.24	272,000
Equity compensation plans not approved by security holders	200,000	$3.38	—
Total	228,000	$3.24	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Banyan has an agreement with Patriot Rail Corp. (“Patriot Rail”) for office space and administrative services at the Company’s Boca Raton, Florida headquarters. Our Chairman and CEO, Gary O. Marino; President, Donald Redfearn; Director, Bennett Marks; are officers and significant stockholders of Patriot Rail. Banyan pays Patriot Rail $6,000 a month for these services and the term of the agreement is month to month. We believe that Banyan would not be able to obtain these services from an unrelated third party on terms equivalent to those offered by Patriot Rail.

Wood Energy sold relay ties to Patriot Rail during 2011 for use in Patriot Rail’s short line track maintenance. We believe the amount per tie is commensurate with what Patriot Rail would pay for a similar quality tie from an unrelated third party.

During 2011 the Company issued 4,000 shares of its Series B Preferred and 7,850 shares of its Series C Preferred Stock of Patriot Rail Services, Inc. (“PRS”). The preferred shares were issued for $100 a share, or $1,185,000 in the aggregate.

On August 29, 2011, Wood Energy entered into a lease with Louisiana and Northwest Railroad Company, Inc., a subsidiary of Patriot Rail, for a new facility in Gibsland, Louisiana, which commenced in January 2012. This facility replaced the Company’s facility in Shreveport, Louisiana. The Company will have annual rental payments of $10,000 per year, and an additional commitment of 1,200 railcars annually to the leased facility at a rate of $300 per car pursuant to a service agreement dated September 23, 2011 between LNR and Wood Energy.

We did not engage in any other transaction with related parties in 2011.

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

DaszkalBolton LLP serve as our independent registered public accounting firm and was paid $109,450 for their audit and review of the financial statements and financial information contained in our filings and certain tax services. Additionally, DaszkalBolton LLP has been approved by the audit committee to perform certain tax services for the year ended December 31, 2011.

Grant Thornton LLP served as our independent registered public accounting firm from 2000 until 2009. We paid Grant Thornton $175,000 in 2010 for audit fees. Grant Thornton did not render any other services to Banyan during 2010. In 2010, DaszkalBolton LLP became our auditors and during 2010 they were paid $38,000 for their review of our quarterly filings. Additionally, DaszkalBolton LLP has been approved by the audit committee to perform certain tax services for the year ended December 31, 2010.

Because of the small size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by DaszkalBolton LLP. Our board believes the services provided by DaszkalBolton LLP are compatible with maintaining our auditor’s independence.

Item 15.	Exhibits, Financial Statement Schedules.

(b)	Exhibit Index.

2.1	Stock Purchase Agreement, dated May 28, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 10.1 to the Form 8-K filed July 28, 2009 is incorporated by reference herein.

2.2	Amendment to Stock Purchase Agreement, dated August 31, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 2.2 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

2.3	Second Amendment to Stock Purchase Agreement, dated September 3, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 2.3 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

3.1*	Restated Certificate of Incorporation

3.2	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.

3.3	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.

3.4	Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated July 5, 2011 is incorporated by reference herein.

3.5	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

4.1	Form of Series A Convertible Debenture. Exhibit 4.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.1	Contract for Work or Services dated as of January 1, 2009 between Union Pacific Railroad Company and Wood Energy Group Inc. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 is incorporated by reference herein.

10.2	Loan and Security Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.3	Term Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.2 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.4	Revolving Note for Working Capital Credit Line, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.3 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.5	Capex Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.6	Guaranty, dated September 4, 2009 by the Registrant in favor of Fifth Third Bank. Exhibit 10.5 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.7**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Greg Smith. Exhibit 10.6 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.8**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.7 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.9	Agreement for Use of Office and Administrative Services between Patriot Rail Corp. and The Wood Energy Group, Inc. dated September 4, 2009.

10.10	Lease Agreement, dated January 11, 2010 by and between The Wood Energy Group, Inc. and Bailey Bark Material, Inc.

10.11	Second Amendment to Loan and Security Agreement, dated as of April 7, 2011, by and between The Wood Energy Group, Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.12	Second Substitute Revolving Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.2 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.13	Second Substitute Capex Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.3 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.14	Term Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.15	First Amended Agreement for use of Office and Administrative Services dated July 26, 2011 between the Company and Patriot Rail Corp. Exhibit 10.1 to the Form 10-Q filed September 12, 2011 is incorporated by reference herein.

10.16	Land lease dated August 29, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy. Exhibit 10.1 to the Form 10-Q filed November 14, 2011 is incorporated by reference herein.

10.17	Service Agreement dated September 23, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy. Exhibit 10.2 to the Form 10-Q filed November 14, 2011 is incorporated by reference herein.

10.18**	Letter of employment dated October 11, 2011 between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.3 to the Form 10-Q filed November 14, 2011 is incorporated by reference herein.

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Banyan Rail Services Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Rail Services Inc.

Date: March 28, 2012	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 28, 2012	/s/ Jon Ryan
By Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: March 28, 2012	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board

Date: March 28, 2012	/s/ Bennett Marks
By Bennett Marks, Director

Date: March 28, 2012	/s/ Paul S. Dennis
By Paul S. Dennis, Director

Date: March 28, 2012	/s/ Donald D. Redfearn
By Donald D. Redfearn, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Banyan Rail Services, Inc.

We have audited the accompanying consolidated balance sheets of Banyan Rail Services, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Rail Services, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Daszkal Bolton LLP

Boca Raton, FL

March 20, 2012

Banyan Rail Services Inc. and Subsidiary

Consolidated Balance Sheets

As of December 31,

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$314,233	$61,969
Accounts receivable - trade	448,279	688,134
Cost incurred related to deferred revenue	2,189,610	977,878
Prepaid expenses and other current assets	98,664	116,011
Total current assets	3,050,786	1,843,992

Property and equipment, net	2,649,764	2,886,275

Other assets
Deferred income taxes	569,582	569,582
Identifiable intangible assets, net	1,336,622	1,562,297
Goodwill	3,658,364	3,658,364
Other assets	135,026	171,542
Total other assets	5,699,594	5,961,785

Total assets	$11,400,144	$10,692,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$882,747	$934,789
Deferred revenue	2,050,163	758,849
Revolving credit line	699,140	894,328
Current portion of long-term debt	744,066	680,707
Current portion of capital leases	131,690	90,179
Accrued dividends	216,223	105,563
Total current liabilities	4,724,029	3,464,415

Long-term debt, less current portion	1,743,339	2,349,623
Capital Leases, less current portion	144,967	155,196
Total liabilities	6,612,335	5,969,234

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued at December 31, 2011 and 2010, respectively	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and 10,000 and 6,000 shares issued at December 31, 2011 and 2010, respectvely	832,036	576,437
Series C Preferred stock, $.01 par value. 10,000 shares authorized. 7,850 shares issued at December 31, 2011	785,000	-
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,045,856 issued	30,458	30,458
Additional paid-in capital	92,899,056	93,045,614
Accumulated deficit	(89,688,252)	(88,859,202)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,787,809	4,722,818

Total liabilities and stockholders' equity	$11,400,144	$10,692,052

See Notes to Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Operations

	Years ended December 31,
	2011	2010

Revenues	$5,278,304	$5,642,544
Cost of sales	3,921,744	4,780,910
Gross profit	1,356,560	861,634
General & administrative expenses	1,869,110	1,852,900
Loss from operations	(512,550)	(991,266)
Interest expense	316,500	320,167
Gain on extinguishment of debt	-	(25,092)
Loss before income taxes	(829,050)	(1,286,341)
Income tax benefit	-	(308,490)
Net loss	$(829,050)	$(977,851)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(312,495)	(205,593)
Amortization of preferred stock beneficial conversion feature	(144,400)	(2,023,363)
Total dividends for the benefit of preferred stockholders	(456,895)	(2,228,956)
Net loss attributable to common stockholders	$(1,285,945)	$(3,206,807)

Weighted average number of common shares outstanding:
Basic and diluted	3,045,856	3,043,247

Net loss per common share, basic and diluted	$(0.27)	$(0.32)
Net loss attributable to common shareholders per share	$(0.42)	$(1.05)

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(829,050)	$(977,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	678,060	465,652
Amortization of identifiable intangible assets	225,675	262,530
Stock compensation expense	28,153	91,096
Deferred income taxes	-	(290,795)
Amortization of deferred loan costs	58,096	28,451
Gain on sales of equipment	(226,398)	-
Amortization of beneficial conversion feature	-	15,269
Gain on extinguishment of debt	-	(25,092)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	239,855	(154,473)
Increase in costs incurred related to deferred revenue	(1,211,732)	(753,702)
Decrease in due from sellers	-	341,863
Decrease (increase) in prepaid expenses and other current assets	17,347	(110,649)
Increase in other assets	(21,580)	-
(Decrease (increase) in accounts payable and accrued expenses	(52,042)	27,881
Increase in deferred revenue	1,291,314	606,924
Net cash provided by (used in) operating activities	197,698	(472,896)

Cash flows used in investing activities:
Acquisition of property and equipment	(601,551)	(889,705)
Proceeds from the sale of equipment	523,065	-
Net cash used in investing activities	(78,486)	(889,705)

Cash flows from financing activities:
Proceeds from sale of preferred stock	1,178,383	993,442
Payment of preferred stock dividends	(201,835)	(100,030)
Proceeds from long-term debt	400,125	443,730
Proceeds from exercise of stock options	-	37,500
Proceeds from line of credit	204,000	725,000
Payments of line of credit	(399,188)	(105,672)
Payments of capital leases	(105,383)	(70,761)
Payments of long-term debt	(943,050)	(600,000)
Net cash from financing activities	133,052	1,323,209

Net increase (decrease) in cash and cash equivalents	252,264	(39,392)
Cash and cash equivalents, beginning of year	61,969	101,361
Cash and cash equivalents, end of year	$314,233	$61,969

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$256,757	$304,942
Taxes	$5,224	$-

Non cash financing activities:
Issuance of preferred stock for exchange of convertible debentures	$-	$1,525,000
Preferred stock dividend in excess of payments	$216,223	$105,563
Property acquired under capital leases	$136,665	$316,136

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010 and 2011

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity Janaury 1, 2010	3,020,414	$30,204	-	-	$91,885,936	$(87,881,351)	28,276	$(70,689)	$3,964,100
Issuance of preferred stock - Series A	-	-	20,000	200	1,201,806	-	-	-	1,202,006
Issuance of preferred stock - Series B	-	-	6,000	576,437	23,563	-	-	-	600,000
Stock compensation expense	-	-	-	-	91,097	-	-	-	91,097
Exercise of stock options	25,000	250	-	-	37,250	-	-	-	37,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(977,851)	-	-	(977,851)
Preferred stock dividends	-	-	-	-	(194,038)	-	-	-	(194,038)
Common Stock Adjustment	442	4	-	-	-	-	-	-	4
Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818

Issuance of preferred stock - Series B			4,000	255,599	137,784				393,383
Issuance of preferred stock - Series C			7,850	785,000					785,000
Stock compensation expense					28,153				28,153
Net loss for the year ended December 31, 2011						(829,050)			(829,050)
Preferred stock dividends					(312,495)				(312,495)
Stockholders’ equity December 31, 2011	3,045,856	$30,458	37,850	$1,617,236	$92,899,056	$(89,688,252)	28,276	$(70,689)	$4,787,809

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

Banyan was a shell company without significant operations or sources of revenues other than interest on its investments. With a change in management in 2008, it was determined that the Company would seek acquisitions in rail related businesses. On September 4, 2009, the Company purchased 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy”). Wood Energy engages in the business of railroad tie reclamation and disposal, principally in the southern region.

Note 2.  Basis of Presentation

The accompanying consolidated financial statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and Wood Energy, its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. From time to time our cash deposits exceed federally insured limits.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2011 and 2010 no allowance is provided as all accounts receivable are deemed to be collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $2,050,163 and $758,849 as of December 31, 2011 and December 31, 2010, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value. During the years ended December 31, 2011 and 2010, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and scrap tie fuel markets. Inventory at December 31, 2011 and 2010 was approximately $35,000 and $30,000, respectively and included in prepaid and other current assets on the consolidated balance sheet.

Retained Earnings distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Note 4.  Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement.  The impact of adopting these amendments is expected to be immaterial to the financial statements.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

Note 5. Liquidity

At December 31, 2011, the Company had a net working capital deficiency of approximately $1,673,000 and for 2011 incurred positive cash flows from operating activities of approximately $198,000. The Company recognizes that the timing of the realization of its receivables from customers and its vendor and debt obligation payments may not allow the Company to generate positive working capital in the near future. The term loan and lines of credit from the bank (described in Notes 8 and 9) are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratio, as well as minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization).

The Company is in compliance with the financial covenants of our term loan and credit lines.

The Company continued to raise equity capital in 2010 and 2011 issuing 37,850 shares of Series A, B and C convertible preferred stock during the years ended December 31, 2011 and 2010 for $1.0 and $2.0 million, respectively. The proceeds were used for both working capital purposes and for the exchange of its outstanding convertible debentures to shares of this convertible preferred stock. The holders of 100% of the outstanding debentures agreed to the exchange, and 15,250 shares of Series A convertible preferred stock were issued during 2010.

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

During 2010 and 2011, Company issued 6,000 and 4,000 shares of its Series B preferred stock to Patriot Rail Services Inc., respectively. The preferred shares were issued for $100 a share, or $1,000,000 in the aggregate. The proceeds of the money received in 2010 and 2011 were used to fund working capital requirements.

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

During 2011, the Company issued 7,850 shares of its Series C Preferred stock to Patriot Rail Services, Inc. The preferred shares were issued for $100 per share, or $785,000 in the aggregate at a conversion price of ranging between $1.10 and $2.06 per share of common stock. The proceeds of the investments received in 2011 were used to fund working capital requirements.

As of December 31, 2011, Patriot Rail Services, Inc. owned 3,000, 10,000, 7,850 and 686,283 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If converted Patriot Rail Services Inc. would own 1,763,497 shares of common stock.

Note 6.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010

Machinery and equipment	$3,713,781	$3,393,375
Track	62,376	61,670
Accumulated depreciation	(1,126,393)	(568,770)
	$2,649,764	$2,886,275

Depreciation expense was $678,060 and $465,652 for the years ended December 31, 2011 and December 31, 2010, respectively and are included in cost of sales in the consolidated statements of operations.

Note 7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010

Accounts payable	$799,622	$790,224
Accrued expenses	83,125	144,565
	$882,747	$934,789

Note 8.  Revolving credit line

The Company has a working capital line of credit from a bank in the amount of $1,000,000 due in April 2012, and is expected to be refinanced. Borrowings or advances under the line, are $699,140 as of December 31, 2011, and bear interest at the Company’s option equal to either (i) the Prime Rate plus the 5% or (ii) the LIBOR Rate with a 2% floor plus 4.5%. Monthly payments of interest only are due on the credit line. Advance limits are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. As of December 31, 2011, $300,860 of the line of credit was unutilized. The line of credit is cross-collateralized with the long-term debt described in Note 9. The Company incurs a non-utilization fee equal to one half of one percent (.5%) of the net of the total line of credit less the outstanding line of credit

The Company has a $325,000 capital expenditure line which will mature on April 1, 2012 at which time the amount outstanding will also convert to a term loan maturing on September 3, 2014. Borrowings or advances under the line, are $225,125 as of December 31, 2011, and bear interest at the Company’s option equal to either (i) the Prime Rate plus the 5% or (ii) the LIBOR Rate with a 2% floor plus 4.5%. Monthly payments of interest only are due on the credit line. As of December 31, 2011, $99,875 of the line of credit was available. The line of credit is cross-collateralized with the long-term debt described in Note 9.

The weighted average interest rate for the line of credit was 6.5% during the year ended December 31, 2011. The average amount of borrowings was $740,196 for the year ended December 31, 2011.

Note 9.  Long-term Debt

Long-term debt consists of the following:

Senior secured term loan with a bank bearing interest at the prime rate plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2011). Monthly payments of principal and accrued interest are required throughout the five-year term as well as 75% of any excess cash flow (as defined in the loan agreement). Secured by all of the Company's assets, due September 2014	$1,650,000	$2,250,000

Capital expenditure loan of up to $1,000,000 bearing interest at the prime rate plus 5% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2011). Monthly payments of accrued interest were required through July 2011; thereafter, monthly payments of principal and accrued interest based on a five-year amortization. Secured by all of the Company's assets, due September 2014	612,280	780,330

	2,262,280	3,030,330
Less current portion	(744,066)	(680,707)

	$1,518,214	$2,349,623

The following is a summary of principal maturities of long-term debt as of December 31, 2011 during the next five years:

2012	$744,066
2013	744,066
2014	774,148
Total long-term debt	$2,262,280

The credit facilities described above, as well as the line of credit described in Note 8, are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA or earnings before interest, taxes, depreciation and amortization. At December 31, 2011, the Company was in compliance with respect to these covenants.

Capitalized loan costs were $235,502, less accumulated amortization of $112,535 at December 31, 2011. Amortization of loan costs is charged to interest expense. Loan costs are being amortized on the straight-line basis, which approximates the effective yield method, over the five year term of the loans. Amortization expense related to deferred loan costs for the remaining term of the loans is as follows:

2012	$49,728
2013	43,679
2014	29,560
$122,967

Note 10.  Leases

The Company leases equipment used in its operations under capital leases that expire over two to three years. Payments under these capital leases were $105,383 and $96,297 for the years ended December 31, 2011 and 2010, respectively. Depreciation of the equipment is included in the cost of goods sold section of the statement of operations. At December 31, 2011, the total future minimum rental commitments under all the above operating leases are as follows:

For the years ending December 31,

2012	$156,744
2013	96,826
2014	42,233
2015	21,950
Net minimum lease payments	317,753
Less amount representing interest	41,096
Present value of net minimum lease payments	276,657
Amount representing current portion	(131,690)

Capital leases payable, less current portion	$144,967

The Company also has an operating lease for unimproved land where its processing facility is located, for a two year period ended January 2012, for which the Company extended the term on a month to month basis. Payments under this operating lease were $36,000 for the years ended December 31, 2011 and 2010, respectively.

On August 29, 2011, the Company entered into a lease with a related party for a new facility in Gibsland, La. This facility will replace the Company’s current facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car.

Note 11.  Convertible Debentures and Preferred Stock

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

The Company issued 10,000 shares of its Series B preferred stock through December 31, 2011. The total amount was issued to Patriot Rail Services Inc. The preferred shares were issued for $100 a share, or $1,000,000 in the aggregate.

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

During 2011, the Company issued 7,850 shares of its Series C Preferred stock to Patriot Rail Services, Inc. The preferred shares were issued for $100 per share, or $100,000 in the aggregate at a conversion price of ranging between $2.00 and $2.50 per share of common stock. The proceeds of the investments received in 2011 were used to fund working capital requirements.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2011 in the amount of approximately $216,000. These dividends are expected to be paid in March 2012.

Note 12.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s board of directors and with certain officers and employees as part of their compensation. The option activity is as follows for years ended December 31, 2011 and 2010:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2010	225,000	3.20			-
Options granted	140,500	2.91	$121,125	2.5 Years	-
Options exercised	(25,000)	1.50			-
Options expired	(87,500)	3.50		-	-
Balance, January 1, 2011	253,000	$3.08		2.8 years	$-
Options granted	25,000	2.06	$13,500	4.6 years	-
Options exercised	-	-			-
Options expired	(50,000)	3.18		-	-
Balance, December 31, 2011	228,000	$2.92		3.0 years	$-

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

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. With a change in management in 2008, it was determined that the Company would seek acquisitions in railroad related businesses. Accordingly, the 2011 and 2010 expected volatility rate was estimated using the average volatility rates of public companies in the railroad industry. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical forfeitures.

The assumptions used in the option-pricing models were as follows:

	2011	2010
Risk free interest rate	1.51%	1.39-2.37%
Expected life (years)	5	5
Expected volatility	26%	29%
Dividend yield	0	0

The fair value of shares that vested was $28,153 and $91,097 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 total compensation cost related to non-vested awards not yet recognized was $13,346 to be recognized over a 30 month period.

Note 13. Treasury Stock

In March 2009, the Company purchased 25,000 shares of its common stock in a non-market transaction. The Company uses the cost method of accounting for treasury stock purchases. The treasury shares were purchased at a price of $2.50 per share (the market price on the day of the transaction) for a total of $62,500.

Note 14. Income Taxes

The provision for income taxes consists of the following components:

	Year Ended
	December 31,
	2011	2010
Current (benefit) expense	$0	$(17,695)
Deferred Tax (benefit)	-	(290,795)
	$0	$(308,490)

The current income tax benefit relates to a reduced level of uncertain tax positions indentified in ASC 740 -10 Income Taxes. The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010

Long-term deferred tax assets:
Stock compensation benefit	$216,024	$206,170
Net operating loss carryforward	1,584,490	1,375,108
Total long-term deferred tax assets	1,800,514	1,581,278
Valuation allowance	(255,688)	-
	1,544,825	1,560,938
Long-term deferred tax liabilities:
Intangible assets	(467,818)	(546,804)
Property and equipment	(507,425)	(464,892)
Total long-term deferred tax liabilities	(975,243)	(1,011,696)

Net deferred tax assets	$569,582	$569,582

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2011 was $4,574,518, expiring between 2011 and 2030. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it has sufficient taxable income to offset those assets.

In evaluating our ability to recover our deferred tax assets, we consider all positive and negative evidence available.  Such evidence include projections of future taxable income that require significant judgment.  On the basis of management's analysis for the year ended 12/31/11, a valuation allowance of $255,688 has been added to record only the portion of the deferred tax asset that more likely than not will be realized.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

A schedule of the NOLs is as follows:

NOL Carryforward By Year	Net operating loss	NOL Expiration Year

1997	66,707	2012
1998	184,360	2018
1999	187,920	2019
2000	25,095	2020
2001	104,154	2021
2002	15,076	2022
2003	96,977	2023
2004	78,293	2024
2005	70,824	2025
2006	48,526	2026
2007	180,521	2027
2008	534,087	2028
2009	1,444,831	2029
2010	842,251	2030
2011	694,896	2031
	$4,574,518

The Company's net deferred tax assets before valuation allowance as of December 31, 2011 was approximately $825,000, most of which relates to net operating losses that expire from 2011 to 2030. The Company recorded an operating loss for the year and has a recent history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the net operating losses in the future. However, the Company has recorded a valuation allowance due to the potential that the 1997 and 1998 net operating losses will expire before being utilized.

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain. The effective tax rates for 2011 and 2010 were computed by applying the federal and state statutory corporate tax rates as follows:

	Year ended December 31,
	2011	2010

Statutory Federal income tax rate	34%	34%
State income taxes	1%	1%
Rate Differential	0%	-3%
Release of valuation of deferred tax assets	0%	0%
Less valuation allowance	-31%	0%
Loss of expiring NOLs	-5%	-19%
Prior Year NOL Correction	0%	9%
Rate differential	0%	2%
	0%	24%

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

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2008.

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the years ended December 31, 2011 and 2010, because they are not material.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$35,375
Additions based on tax positions related to the current year	(23,975)
Balance at December 31, 2010	11,400
Reductions based on tax positions related to the current year	-
Balance at December 31, 2011	$11,400

As of December 31, 2011 and December 31, 2010, the balance in unrecognized tax benefits was $11,400, respectively. The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 15. Major Customers and other risk concentrations

Revenue for the years ended December 31, 2011 and 2010, and accounts receivable from customers as of December 31, 2011 and 2010 representing over 10% of revenue or accounts receivable were as follows:

	Year Ended December 31,		December 31,
	2011	2010	2011	2010
	Revenue	Revenue	Accounts Receivable
Company A	8.0%	1.9%	19.0%	0.0%
Company B	18.3%	22.3%	1.3%	3.8%
Company C	45.9%	66.7%	24.5%	84.1%
Company D	3.6%	0.0%	20.3%	0.0%

The Company operates in the southern region which has relatively stable economic and environmental legal conditions. Given the concentrated geographic region, unfavorable economic conditions, environmental developments or the availability of trained labor may restrict the company’s growth.

Note 16. Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters and has recorded $309,000 of estimated business interruption insurance recoveries for the period of September through December 2011. The Company has accounted for the recoveries of business interruption losses in accordance with Accounting Standard Codification 225, and has recorded the accrual in revenues on the Company’s statement of operations and in accounts receivables on the Company’s balance sheet, respectively. The claim was substantially paid in 2012.

Also in September 2011, the Company had a fire at its railroad tie processing center which destroyed certain pieces of equipment related to the processing of its railroad ties into fuel. The Company is fully insured for these pieces of equipment and does not expect to incur any losses related to this equipment.

Note 17. Related Party Transactions

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management and ownership. In July 2011 the lease cost increased from $5,000 per month to $6,000 per month to include additional support services. These costs are included in General and Administrative expenses in the statement of operations. The costs are included in the General and Administrative section of the statement of operations, and were: $65,000 and $60,000 for the year ended December 31, 2011 and 2010, respectively.

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 37,850 shares of the Company’s preferred stock and 1,384,409 shares of common stock as of December 31, 2011 or 3,011,623 shares, if the preferred is converted.

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers. The aggregate expense under these agreements for the periods ending December 31, 2011 and 2010 were $333,240 and $351,500, respectively. In October 2011, the Company renegotiated the 5-year employment contract of one of the shareholders whereby the old agreement was terminated and the Company and the employee entered into a new at-will employee agreement.

During the year ended December 31, 2011, the Company sold approximately $150,000 of relay ties to a related party for use in its track maintenance. The Company believes the term of sales were at arms-length.

During the year ended December 31, 2011, the Company entered into a lease with a related party for a new facility in Gibsland, La., which commenced in January 2012. This facility replaced the Company’s facility in Shreveport, La. The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars annually to the leased facility at a rate of $300 per car.

Note 18. Subsequent Events

On January 25, 2012, the Company named Jon Ryan, President of Wood Energy and accepted the resignation of Greg Smith, who is bound by the terms of his employment agreement described in Note 17.

On March 1, 2012, the Company issued an additional 2,150 shares of its series C preferred stock to a significant shareholder and member of our board of directors for $100 a share at a conversion price of $2.50 per share. The proceeds of the money received in 2012 were used to fund working capital requirements.

