Form 10-Q
period 2012-03-31
Banyan Rail Services Inc.
filed 2012-05-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 342-W, Boca Raton, Florida 33431
(Address of principal executive offices)

561-997-7775
(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,856 shares of common stock, $0.01 par value per share, as of May 10, 2012.

Table of Contents

Part I — Financial Information		2
Item 1. Financial Statements		2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		17
Cautionary Statement Concerning Forward-Looking Statements
Overview		17
Wood Energy		17
Recent Events		18
Critical Accounting Policies and Estimates		18
Results from operations		22
Revenues		22
Gross profit		22
General and administrative expenses		22
Interest expense		23
Income tax expense		24
Net Loss		24
Financial Condition and Liquidity		24
Off-Balance Sheet Arrangements		26
How to Learn More about Banyan		26
Item 4.	Controls and Procedures	27
Part II — Other Information
Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		29

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

As of

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,250	$314,233
Accounts receivable - trade	822,735	448,279
Cost incurred related to deferred revenue	2,919,731	2,189,610
Prepaid expenses and other current assets	274,451	98,664
Total current assets	4,025,167	3,050,786

Property and equipment, net	3,302,376	2,649,764

Other assets
Deferred income taxes	569,582	569,582
Identifiable intangible assets, net	1,298,631	1,336,622
Goodwill	3,658,364	3,658,364
Other assets	115,736	135,026
Total other assets	5,642,313	5,699,594

Total assets	$12,969,856	$11,400,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,228,666	$882,747
Deferred revenue	2,637,906	2,050,163
Revolving credit line	792,140	699,140
Current portion of long-term debt	819,044	744,066
Current portion of capital leases	160,668	131,690
Accrued dividends	291,290	216,223
Total current liabilities	5,929,714	4,724,029

Long-term debt, less current portion	2,061,233	1,743,339
Capital Leases, less current portion	240,251	144,967
Total liabilities	8,231,198	6,612,335

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	793,184	832,036
Series C Preferred stock, $.01 par value. 10,000 shares authorized and 10,000 and 7,850 shares issued, respectively	1,000,000	785,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,045,856 issued	30,458	30,458
Additional paid-in capital	92,844,225	92,899,056
Accumulated deficit	(89,858,720)	(89,688,252)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,738,658	4,787,809

Total liabilities and stockholders' equity	$12,969,856	$11,400,144

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues	$679,187	$1,309,888
Cost of sales	309,219	983,713
Gross profit	369,968	326,175
General & administrative expenses	458,379	506,061
Loss from operations	(88,411)	(179,886)
Interest expense	82,057	74,945
Gain on extinguishment of debt	-	-
Loss before income taxes	(170,468)	(254,831)
Income tax provision	-	-
Net loss	$(170,468)	$(254,831)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(95,067)	(67,000)
Amortization of preferred stock beneficial conversion feature	(38,852)	(26,992)
Total dividends for the benefit of preferred stockholders	(133,919)	(93,992)
Net loss attributable to common stockholders	$(304,387)	$(348,823)

Weighted average number of common shares outstanding:
Basic and diluted	3,045,856	3,045,856

Net loss per common share, basic and diluted	$(0.06)	$(0.08)
Net loss attributable to common shareholders per share	$(0.10)	$(0.11)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(170,468)	$(254,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,248	142,695
Amortization of identifiable intangible assets	37,991	65,633
Stock compensation expense	1,384	17,111
Amortization of deferred loan costs	19,390	10,215
Gain on sales of equipment	1,827	(9,193)
Changes in assets and liabilities:
Increase (decrease) in accounts receivable	(374,456)	46,875
Increase in costs incurred related to deferred revenue	(730,121)	(311,769)
Increase in prepaid expenses and other current assets	(175,787)	(1,114)
Increase in other assets	(100)	-
Increase in accounts payable and accrued expenses	345,919	134,182
Increase in deferred revenue	587,743	399,985
Net cash (used in) provided by operating activities	(314,430)	239,789

Cash flows used in investing activities:
Acquisition of property and equipment	(635,949)	(200,314)
Proceeds from the sale of equipment	-	78,000
Net cash used in investing activities	(635,949)	(122,314)

Cash flows from financing activities:
Proceeds from sale of preferred stock	215,000	193,385
Payment of preferred stock dividends	(20,000)	(105,566)
Proceeds from long-term debt	578,887	-
Proceeds from line of credit	93,000	-
Payments of line of credit	-	(22,038)
Payment of capital leases	(36,476)	(22,521)
Payments of long-term debt	(186,015)	(210,000)
Net cash from (used in) financing activities	644,396	(166,740)

Net decrease in cash and cash equivalents	(305,983)	(49,265)
Cash and cash equivalents, beginning of period	314,233	61,969
Cash and cash equivalents, end of period	$8,250	$12,704

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$82,896	$65,524

Non cash financing activities:
Preferred stock dividend in excess of payments	$291,290	$67,000
Property acquired under capital leases	$160,738	$23,496

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Periods Ended December 31, 2011 and March 31, 2012

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818

Issuance of preferred stock - Series B			4,000	255,599	137,784				393,383
Issuance of preferred stock - Series C			7,850	785,000					785,000
Stock compensation expense					28,153				28,153
Net loss for the year ended December 31, 2011						(829,050)			(829,050)
Preferred stock dividends					(312,495)				(1,141,545)
Stockholders’ equity December 31, 2011	3,045,856	$30,458	37,850	$1,617,236	$92,899,056	$(89,688,252)	28,276	$(70,689)	$4,787,809

Amortization of beneficial conversion feature preferred stock - Series B					38,852
Issuance of preferred stock - Series C			2,150	176,148					215,000
Stock compensation expense					1,384				1,384
Net loss for the three months ended March 31, 2012						(170,468)			(170,468)
Preferred stock dividends					(95,067)				(265,535)
Stockholders’ equity March 31, 2012	3,045,856	$30,458	40,000	$1,793,384	$92,844,225	$(89,858,720)	28,276	$(70,689)	$4,738,658

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

Although we believe that the disclosures included in our condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full 2012 year.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of March 31, 2012 and December 31, 2011 no allowance has been provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $2,637,906 and $2,050,163 as of March 31, 2012 and December 31, 2011, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

Goodwill and Intangibles

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value. During the three months ended March 31, 2012 and 2011, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and scrap tie fuel markets. Inventory at March 31, 2012 and 2011 was approximately $171,000 and $34,000, respectively and was included in prepaid and other current assets on the balance sheets.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company. In addition, the Company is unable to pay dividends on its common stock until dividends are paid on its preferred stock.

Note 4.   Leases

The Company leases equipment used in its operations under capital leases that expire over two to five years. Payments under these capital leases were approximately $82,000 and $30,000 for the three months ended March 31, 2012 and 2011.

At March 31, 2012, the total future minimum rental commitments under all the above leases are as follows:

For the years ending December 31,

2012	$151,391
2013	145,629
2014	91,035
2015	70,822
2016	23,420
Net minimum lease payments	482,297
Less amount representing interest	81,378
Present value of net minimum lease payments	400,919
Amount representing current portion	(160,668)

Capital leases payable, less current portion	$240,251

The Company also has an operating lease for unimproved land where its processing facility was located, for a two year period ended January 2012, for which the Company extended the term on a month to month basis. Payments under this operating lease were $9,000 for the three months ended March 31, 2012 and 2011, respectively.

On August 29, 2011, the Company entered into a lease with a related party for a new facility in Gibsland, La. This facility replaced the Company’s previous facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car. For the three months ended March 31, 2012, the Company made payments of approximately $2,400.

Note 5. Term Loan and Revolving Credit Line

In March, April and May 2012, Wood Energy’s bank debt was amended in several respects. Ultimately, Wood Energy’s existing debt was refinanced into one $3.0 million term note that matures on June 1, 2017. The new term note has principal payments of $50,000 per month plus interest. The note shall bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of March 31, 2012). Secured by certain of the Company's assets.

In addition, the Company completed a new $1.0 million line of credit working capital and a $500,000 line of credit for capital expenditures. The working capital line will mature on June 1, 2017 and the capital expenditure line will mature on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. Both loans shall bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of March 31, 2012), and are secured by certain of the company’s assets.

The maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.

The new credit facility amendments contain modified financial covenants pertaining to fixed charges, total debt and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and are tested quarterly. As of March 31, 2012, the Company is in compliance with the financial covenants included in the modification and extension of its term loan and credit lines.

Note 6. Convertible Debentures and Preferred Stock

In July 2011, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series C Preferred stock. On April 5, 2012, the Company filed an amendment to the certificate of designation authorizing an additional 10,000 shares of Series C Preferred stock. The issuance price of the Series C Preferred stock is substantially the same as Series A and B Preferred stock with the exception of the conversion price and the date of conversion as June 30, 2014.

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

During 2011, the Company issued 7,850 shares of its Series C Preferred stock to Patriot Rail Services, Inc. The preferred shares were issued for $100 per share, or $785,000 in the aggregate at a conversion price ranging from $1.10 to $2.06 per share of common stock. The proceeds received in 2011 were used to fund working capital requirements.

During the quarter ending March 31, 2012, the Company issued 2,150 shares of its Series C Preferred stock to a significant shareholder. The Preferred shares were issued for $100 per share, or $215,000 in the aggregate at a conversion price of $2.50 per share of common stock.

As of March 31, 2012, Patriot Rail Services Inc. owned 3,000, 10,000, 7,850 and 686,283 shares of Series A Preferred, Series B Preferred, Series C Preferred and common stock, respectively. If converted Patriot Rail Services Inc. would own 1,763,497 shares of common stock.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

Three months ended March 31,
	2012	2011
Current (benefit) expense	$-	$-
Deferred Tax (benefit)	-	-
	$-	$-

The components of deferred income tax assets and liabilities are as follows:

	March 31,	December 31,
	2012	2011

Long-term deferred tax assets:
Stock compensation benefit	$216,508	$216,024
Net operating loss carryforward	1,614,530	1,584,490
Total long-term deferred tax assets	1,831,038	1,800,514
Valuation allowance	(308,015)	(255,689)
	1,523,024	1,544,825
Long-term deferred tax liabilities:
Intangible assets	(447,735)	(467,818)
Property and equipment	(505,707)	(507,425)
Total long-term deferred tax liabilities	(953,442)	(975,243)

Net deferred tax assets	$569,582	$569,582

Our Federal net operating loss (“NOL”) carryforward balance as of March 31, 2012 was $4,618,762, expiring between 2012 and 2030. Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that a significant portion will be realized.  A schedule of the NOLs is as follows:

Tax Year	Net operating loss

1997	66,707
1998	184,360
1999	187,920
2000	25,095
2001	104,154
2002	15,076
2003	96,977
2004	78,293
2005	70,824
2006	48,526
2007	180,521
2008	534,087
2009	1,444,831
2010	842,251
2011	694,896
Current year taxable loss	105,677
$4,680,195

The Company's net deferred tax assets before valuation allowance as of March 31, 2012 was approximately $880,000, most of which relates to net operating losses that expire from 2012 to 2032. The Company recorded an operating loss for the quarter and has a recent history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the net operating losses in the future. However, the Company has recorded a valuation allowance due to the potential that the 1997 and 1998 net operating losses will expire before being utilized.

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

Note 8. Earnings per Share

The Company excluded from the diluted earnings per share calculation 1,964,030 and 1,355,556 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at March 31, 2012 and 2011, as their inclusion would be anti-dilutive. In addition, the Company excluded 61,000 stock options as of March 31, 2012 as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2011	253,000	3.08		2.5 Years	-
Options granted	25,000	2.06	$13,500	4.3 Years	-
Options exercised	-	0.00			-
Options expired	(50,000)	3.18		-	-
Balance, January 1, 2012	228,000	$2.92		2.8 years	$-
Options granted	-	-	$0		-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, March 31, 2012	228,000	$2.92		2.8 years	$-

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

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. With a change in management in 2008, it was determined that the Company would seek acquisitions in railroad related businesses. Accordingly, the 2011 expected volatility rate was estimated using the average volatility rates of public companies in the railroad industry. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical forfeitures.

The assumptions used in the option-pricing models were as follows:

2011
Risk free interest rate	1.51%
Expected life (years)	5
Expected volatility	26%
Dividend yield	0

Note 10. Major Customers

Revenue for the three months ended March 31, 2012 and 2011, and accounts receivable from customers as of March 31, 2012 and 2011 representing over 10% of revenue were as follows:

	Three months ended March 31,		March 31,
	2012	2011	2012	2011
	Revenue	Revenue	Accounts Receivable
Company A	11.0%	0.9%	13.8%	9.1%
Company B	15.3%	9.8%	2.7%	10.8%
Company C	26.6%	46.8%	20.2%	40.1%

Note 11. Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters and has recorded $190,000 of estimated business interruption insurance recoveries for the three months ending March 31, 2012. The Company has accounted for the recoveries of business interruption losses in accordance with Accounting Standard Codification 225, and has recorded the accrual in revenues on the Company’s statement of operations and in accounts receivables on the Company’s balance sheet, respectively.

Also in September 2011, the Company had a fire at its railroad tie processing center which destroyed certain pieces of equipment related to the processing of its railroad ties into fuel. The Company is fully insured for these pieces of equipment and does not expect to incur any losses related to this equipment.

Note 12. Related Party Transactions

The Company leases office space and receives office services from Patriot Rail Corp., a company related by certain common management and ownership. In July 2011 the lease cost increased from $5,000 per month to $6,000 per month to include additional support services. These costs are included in General and Administrative expenses in the statement of operations. The costs are included in the General and Administrative section of the statement of operations, and were: $18,000 and $15,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s directors, chief executive officer and president are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 27,000 shares of the Company’s preferred stock and 1,384,409 shares of common stock as of March 31, 2012 or 2,923,440 shares, if the preferred is converted.

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers. The aggregate expense under these agreements for the periods ending March 31, 2012 and 2011 were approximately $14,000 and $97,500, respectively. In October 2011, the Company renegotiated the 5-year employment contract of one of the shareholders whereby the old agreement was terminated, and the Company and the employee entered into a new at-will employee agreement. On January 25, 2012, the Company accepted the resignation of one of the individuals under these agreements.

During the year ended December 31, 2011, the Company entered into a lease with a related party for a new facility in Gibsland, La., which commenced in January 2012. This facility replaced the Company’s facility in Shreveport, La. The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars annually to the leased facility at a rate of approximately $300 per car. As of March 31, 2012, the Company has paid approximately $130,000 for rent and the commitment.

Note 13. Subsequent Events

In April 2012, the Company filed a certificate of designation with the Delaware Secretary of State designating an additional 10,000 shares of its preferred stock as Series C Preferred stock.

In April 2012, the Company issued 4,000 shares of its series C Preferred shares to Patriot Rail Services. The preferred shares were issued for $100 per share, or $400,000 in the aggregate at a conversion price between $2.50 and $2.40 per share of common stock. The proceeds of the money received were used to fund working capital requirements.

On May 11, 2012, the Company completed a refinancing of its existing debt into one $3.0 million term note that matures on June 1, 2017. The new term note has principle payments of $50,000 per month plus interest. The note shall bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of March 31, 2012). The note is secured by certain of the Company's assets.

On May 11, 2012, the Company was completed the financing of a new $1.0 million line of credit working capital and a $500,000 line of credit for capital expenditures. The working capital line will mature on June 1, 2017 and the capital expenditure line will mature on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. Both loans shall bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of March 31, 2012), and are secured by certain of the Company’s assets.

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

Recent Events

Series C Preferred Stock Authorization and Issuances

In April 2012, the Company filed a certificate of designation with the Delaware Secretary of State designating an additional 10,000 shares of its preferred stock as Series C Preferred stock.

In March 2012, the Company issued 2,150 shares of its Series C Preferred stock to a significant shareholder and board member. The preferred shares were issued for $100 per share, or $215,000 in the aggregate at a conversion price of $2.50 per share of common stock. The proceeds were used to fund working capital requirements.

In April 2012, the Company issued 4,000 shares of its series C Preferred shares to Patriot Rail Services. The preferred shares were issued for $100 per share, or $400,000 in the aggregate at a conversion price between $2.50 and $2.40 per share of common stock. The proceeds of the money received were used to fund working capital requirements.

Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters and has recorded $190,000 of estimated business interruption insurance recoveries for the three months ending March 31, 2012. The Company has accounted for the recoveries of business interruption losses in accordance with EITF 01-13, and has recorded the accrual in revenues on the income statement and in accounts receivables on the balance sheet, respectively.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended March 31, 2012, there were no significant changes to the critical accounting policies.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market conditions and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of March 31, 2012 and 2011 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $2,637,906 and $2,050,163 at March 31, 2012 and December 31, 2011, respectively. Amounts that had not been billed and were not billable to customers at the balance sheet dates are $826,040 and $723,546 as of March 31, 2012 and December 31, 2011, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract's ties from the customer’s premises.

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

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the three months ended March 31, 2012 and 2011, there were no impairments of goodwill.

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

Results from Operations

The following table summarizes our results for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,		Variance
	2012	2011	$	%

Revenues	$679,187	$1,309,888	(630,701)	-48.1%
Cost of sales	309,219	983,713	674,494	68.6%
Gross profit	369,968	326,175	43,793	13.4%
General & administrative expenses	458,379	506,061	47,682	9.4%
Loss from operations	(88,411)	(179,886)	(91,475)	50.9%
Interest expense	82,057	74,945	(7,112)	-9.5%
Loss before income taxes	(170,468)	(254,831)	84,363	-33.1%
Income tax provision	-	-	-	0.0%
Net loss	$(170,468)	$(254,831)	$84,363	-33.1%

Revenues

Revenues include the pickup and disposal of scrap railroad ties for major Class I railroads, the sale of ties into the landscape and relay tie markets and both ground and whole ties into the biomass fuel markets.

Revenues decreased for the three months ended March 31, 2012 as compared to the comparable 2011 period primarily due to decreased revenue from tie pickup of approximately $450,000 due to the decreased number of projects closing during the period as compared to the same period in 2011, a decrease in tie sales of approximately $157,000 due to transition of the sales duties to a dedicated vice president of sales during 2012, and a decrease of $212,000 in fuel sales due to the mechanical and fire events at our fuel processing facility. The decrease is partially offset by $190,000 of business interruption insurance.

Gross profit

Gross profit was 37% for the three months ended March 31, 2012, compared to a gross profit of 25% for the three ended March 31, 2011.

The primary reasons for the improvement in gross profit for the three months ended March 31, 2012 compared to the comparable 2011 period is an increase of 80% in margin from fuel sales due to the revenue from the business interruption claim as a result of the 2011 mechanical breakdown and fire at the Company’s processing facility. The increase in fuel sales margin was offset by a decrease in margin of approximately 50% on tie pickup due to the completion of several 2010 projects that earned no margin. The company believes the margins on tie pickup will increase in the second and third quarter as projects close reflecting the savings from the transition from trucking to rail transportation.

The Company expects the margins related to fuel sales to normalize in the second and third quarters of 2012, as the equipment damaged by the mechanical breakdown and the equipment that was destroyed in the September 2011 fire comes back on line or is replaced. The Company is fully insured for this equipment.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

The table below summarizes the general and administrative expenses:

	Three months ended March 31,
			Variance
	2012	2011	$	%
Compensation costs	$159,075	$223,765	$(64,690)	-28.9%
Professional fees and other public company costs	77,356	84,224	(6,868)	-8.2%
Amortization of intangible assets	37,991	65,633	(27,642)	-42.1%
Insurance costs	93,494	74,676	18,818	25.2%
Other costs	90,463	57,763	32,700	56.6%
Consolidated general and administrative	$458,379	$506,061	$(47,682)	-9.4%

For the three months ended March 31, 2012, costs decreased approximately $48,000 or 9.4% compared to the three months ended March 31, 2011.

The overall decrease in general and administrative costs is primarily due to:

•	The cost of staffing decreased due to the restructuring of the employment agreement of one employee at a lower cost to the company and the resignation of the former President of Wood Energy.
•	A decrease in professional fees and other public company costs primarily due to non-recurring audit and accounting fees in conjunction with work performed to incorporate Wood Energy into our public filings during the three months ended March 31, 2011.
•	An increase in insurance costs due to higher premiums and expanded coverage.
•	An increase in rental expense and travel costs related to the management of Wood Energy.

•	The decrease in amortization costs is due to the non-compete agreements with former owners being fully amortized in 2011.

Interest expense

Net interest expense for the three months ended March 31, 2012 of approximately $82,000, is comparable to net interest expense for the three months ended March 31, 2011 of approximately $75,000.

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

The Company's net deferred tax asset before valuation allowance as of March 31, 2012 was approximately $880,000, most of which relates to net operating losses that expire between 2012 and 2032. The Company recorded an operating loss for the three months ended March 31, 2012 and has a recent history of operating losses. The Company has maintained the value of the deferred tax asset as we believe it more likely than not that the Company will realize operating profits and taxable income so as to utilize the majority of the net operating losses. However, the Company has recorded a valuation allowance for the increase in the value of the net deferred tax asset due to the potential that the 1997 and 1998 net operating loss will expire before being utilized.

Net Loss

Net loss attributable to common stockholders of $(0.10) per share for the three months ended March 31, 2012 is comparable to $(0.11) per share March 31, 2011.

Financial Condition and Liquidity

Our cash and cash equivalents consist of cash. Our cash and cash equivalents balance at March 31, 2012 and 2011 was $8,250 and $12,708, respectively.

The following is a summary of our cash flow activity:

	Three months ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(314,430)	$239,789
Net cash used in investing activities	$(635,949)	$(122,314)
Net cash from (used in) financing activities	$644,396	$(166,740)

Net cash provided by (used) in operating activities

For the three months ended March 31, 2012, cash used by operating activities was approximately $314,000. The primary use of cash was the use of cash of $142,000 related to tie pickup and increased prepaid and other assets (primarily inventory) of approximately $175,000.

Net cash used in investing activities

During the three months ended March 31, 2012, the Company purchased approximately $635,000 of equipment primarily for the processing of ties at its Louisiana grinding facility, as well as for the pickup and removal of ties for the an existing customer.

Net cash provided by financing activities

On May 11, 2012, the Company completed a refinancing of its existing debt into one $3.0 million term note that matures on June 1, 2017. The new term note has principle payments of $50,000 per month plus interest. The note shall bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of March 31, 2012). The note is secured by certain of the Company's assets.

On May 11, 2012, the Company completed the financing of a new $1.0 million line of credit for working capital and a $500,000 line of credit for capital expenditures. The working capital line will mature on June 1, 2017 and the capital expenditure line will mature on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. Both loans shall bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of March 31, 2012), and are secured by certain of the company’s assets.

As of March 31, 2012, the Company was in compliance with the financial covenants included in the modification and extension of its term loan and credit lines.

As of March 31, 2012, $207,860 was available under the working capital credit line.

At March 31, 2012, the Company had a net working capital deficiency of approximately $1.9 million. The Company recognizes that the timing of the realization of its receivables from customers, the completion of its contracts and its vendor and debt obligations payments may not allow the Company to generate positive cash flow in the near future.

Deferred revenue as of March 31, 2012, is $2,637,906, net of unbilled retainage, which we will invoice as each of the projects is completed. The deferred costs incurred related to the fulfillment of uncompleted jobs are $2,919,731. As of December 31, 2011 deferred revenue was $2,050,163, net of unbilled retainage, and the deferred costs related to the fulfillment of uncompleted jobs were $2,189,610. An increase in the simultaneous number of projects and the increased volume and length of time of the projects has increased our cash cycle time and thus our operating cash requirements with our largest customer, a Class 1 railroad.

The Company anticipates the majority of the current deferred revenue will be recognized as revenue and the retainage will be collected during the 2012.

In March 2012, the Company issued 2,150 shares of its Series C Preferred stock to a significant shareholder and board member. The preferred shares were issued for $100 per share, or $215,000 in the aggregate at a conversion price of $2.50 per share of common stock. The proceeds were used to fund working capital requirements.

In April 2012, the Company issued 4,000 shares of its series C Preferred shares to Patriot Rail Services. The preferred shares were issued for $100 per share, or $400,000 in the aggregate at a conversion price between $2.50 and $2.40 per share of common stock. The proceeds received were used to fund working capital requirements.

Based on our 2012 annual operating plan, changes management has made in reducing transportation costs, the reduction of general and administrative costs, the purchase of a new grinder at its new tie processing facility, and the above noted bank credit facility modification and extension, the Company anticipates it will meet future cash flow management and financial covenants, and therefore has retained the long-term classification of the debt in the accompanying Consolidated Financial Statements.

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

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2012. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

From January through May 2012, the Company issued 6,150 shares of its Series C Preferred stock to a significant shareholder (2,150 shares at a conversion price of $2.50 per share) and Patriot Rail Services, Inc. (4,000 shares at a conversion price between $2.50 and $2.40 per share), respectively for $100 per share, resulting in proceeds of $615,000. On June 30, 2014 (or sooner upon the occurrence of certain events), the Series C Preferred stock will be convertible into our common stock at a conversion prices between $2.40 and $2.50 per share of common stock. The proceeds of the money received from the sale of the Series C Preferred stock were used to fund working capital requirements. The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 5.

Item 6.	Exhibits

10.1	Third Substitute Revolving Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated March 30, 2012

10.2	Master Loan and Security Agreement between The Wood Energy Group, Inc. and Fifth Third Bank dated March 26, 2012

10.3	Promissory Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated March 26, 2012

10.4	Amended and Restated Loan and Security Agreement between The Wood Energy Group, Inc. and Fifth Third Bank dated May 11, 2012

10.5	Revolving Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012

10.6	Capex Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012

10.7	Term Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012

10.8	Amended and Restated Corporate Guaranty of Banyan Rail Services Inc. in favor of Fifth Third Bank dated May 11, 2012

10.9	Amended and Stock Pledge Agreement of Banyan Rail Services Inc. in favor of Fifth Third Bank dated May 11, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of President Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: May 15, 2012	/s/Jon Ryan
Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 29 of 29