Form 10-Q
period 2012-06-30
Banyan Rail Services Inc.
filed 2012-08-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,856 shares of common stock, $0.01 par value per share, as of August 10, 2012.

Table of Contents

Part I — Financial Information	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Cautionary Statement Concerning Forward-Looking Statements	17
Overview	17
Recent Events	18
Critical Accounting Policies and Estimates	18
Results from Operations	21
Revenues	21
Gross profit	21
General and administrative expenses	22
Interest expense	22
Income tax expense	23
Net Loss	23
Financial Condition and Liquidity	23
Off-Balance Sheet Arrangements	25
How to Learn More about Banyan	25
Item 4. Controls and Procedures	26
Part II — Other Information	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Balance Sheets

As of

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,061	$314,233
Accounts receivable - trade	1,056,154	448,279
Cost incurred related to deferred revenue	3,326,914	2,189,610
Prepaid expenses and other current assets	335,402	98,664
Total current assets	4,737,531	3,050,786

Property and equipment, net	3,266,125	2,649,764

Other assets
Deferred income taxes	491,002	569,582
Identifiable intangible assets, net	1,260,640	1,336,622
Goodwill	3,658,364	3,658,364
Other assets	124,224	135,026
Total other assets	5,534,230	5,699,594

Total assets	$13,537,886	$11,400,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,058,444	$882,747
Deferred revenue	2,964,612	2,050,163
Current portion of long-term debt	675,812	744,066
Current portion of capital leases	150,032	131,690
Accrued dividends	240,699	216,223
Total current liabilities	5,089,599	4,024,889

Long-term debt, less current portion	3,575,893	2,442,479
Capital leases, less current portion	211,328	144,967
Total liabilities	8,876,820	6,612,335

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	754,332	832,036
Series C Preferred stock, $.01 par value. 20,000 shares authorized and 14,000 and 7,850 shares issued, respectively	1,400,000	785,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,045,856 issued	30,458	30,458
Additional paid-in capital	92,782,577	92,899,056
Accumulated deficit	(90,235,812)	(89,688,252)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	4,661,066	4,787,809

Total liabilities and stockholders' equity	$13,537,886	$11,400,144

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Revenues	$1,652,693	$2,908,316	$973,506	$1,598,428
Cost of sales	1,074,017	2,166,841	764,798	1,183,128
Gross profit	578,676	741,475	208,708	415,300
General & administrative expenses	859,243	1,073,381	400,864	567,320
Loss from operations	(280,567)	(331,906)	(192,156)	(152,020)
Interest expense	188,413	156,206	106,356	81,261
Loss before income taxes	(468,980)	(488,112)	(298,512)	(233,281)
Income tax provision	78,580	-	78,580	-
Net loss	$(547,560)	$(488,112)	$(377,092)	$(233,281)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(196,951)	(141,269)	(95,067)	(74,269)
Amortization of preferred stock beneficial conversion feature	(77,704)	(65,843)	(38,852)	(38,851)
Total dividends for the benefit of preferred stockholders	(274,655)	(207,112)	(133,919)	(113,120)
Net loss attributable to common stockholders	$(822,215)	$(695,224)	$(511,011)	$(346,401)

Weighted average number of common shares outstanding:
Basic and diluted	3,045,856	3,045,856	3,045,856	3,045,856

Net loss per common share, basic and diluted	$(0.18)	$(0.16)	$(0.12)	$(0.08)
Net loss attributable to common shareholders per share	$(0.27)	$(0.23)	$(0.17)	$(0.11)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(547,560)	$(488,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	361,907	311,523
Amortization of identifiable intangible assets	75,982	131,266
Stock compensation expense	2,768	25,758
Deferred income taxes	78,580	-
Amortization of deferred loan costs	30,938	25,703
Loss (gain) on sales of equipment	1,827	(9,193)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(607,875)	245,085
Increase in costs incurred related to deferred revenue	(1,137,304)	(471,868)
(Increase) decrease in prepaid expenses and other current assets	(236,738)	74,190
Increase in other assets	(20,136)	(21,580)
Increase (decrease) in accounts payable and accrued expenses	175,697	(73,373)
Increase in deferred revenue	914,449	696,224
Net cash (used in) provided by operating activities	(907,465)	445,623

Cash flows used in investing activities:
Acquisition of property and equipment	(819,357)	(500,692)
Proceeds from the sale of equipment	-	78,000
Net cash used in investing activities	(819,357)	(422,692)

Cash flows from financing activities:
Proceeds from sale of preferred stock	615,000	393,382
Payment of preferred stock dividends	(172,475)	(105,563)
Proceeds from long-term debt	3,430,000	337,161
Proceeds from line of credit	952,878	70,000
Payments of line of credit	(892,231)	(186,028)
Payment of capital leases	(76,035)	(45,732)
Payments of long-term debt	(2,425,487)	(396,017)
Net cash provided by financing activities	1,431,650	67,203

Net (decrease) increase in cash and cash equivalents	(295,172)	90,134
Cash and cash equivalents, beginning of period	314,233	61,969
Cash and cash equivalents, end of period	$19,061	$152,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$91,615	$110,793
Taxes	$-	$2,300

Non cash financing activities:
Preferred stock dividend in excess of payments	$240,699	$141,269
Property acquired under capital leases	$160,738	$23,496

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Periods Ended December 31, 2011 and June 30, 2012

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818

Issuance of preferred stock - Series B			4,000	255,599	137,784				393,383
Issuance of preferred stock - Series C			7,850	785,000					785,000
Stock compensation expense					28,153				28,153
Net loss for the year ended December 31, 2011						(829,050)			(829,050)
Preferred stock dividends					(312,495)				(312,495)
Stockholders’ equity December 31, 2011	3,045,856	$30,458	37,850	$1,617,236	$92,899,056	$(89,688,252)	28,276	$(70,689)	$4,787,809

Amortization of beneficial conversion feature preferred stock - Series B					77,704				77,704
Issuance of preferred stock - Series C			6,150	537,296					537,296
Stock compensation expense					2,768				2,768
Net loss for the six months ended June 30, 2012						(547,560)			(547,560)
Preferred stock dividends					(196,951)				(196,951)
Stockholders’ equity June 30, 2012	3,045,856	$30,458	44,000	$2,154,532	$92,782,577	$(90,235,812)	28,276	$(70,689)	$4,661,066

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1.  Nature of Operations

Banyan Rail Services Inc. (“Banyan,” “we,” “our” or the “Company”) owns 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy”). Wood Energy engages in the business of railroad tie reclamation and disposal, principally in the south and southwest.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full 2012 year.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of June 30, 2012 and December 31, 2011 no allowance has been provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $2,964,612 and $2,050,163 as of June 30, 2012 and December 31, 2011, respectively. These amounts represent billed amounts under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

Goodwill and Intangibles

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value. During the six months ended June 30, 2012 and 2011, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and scrap tie fuel markets. Inventory at June 30, 2012 and December 31, 2011 was approximately $307,000 and $35,000, respectively and was included in prepaid and other current assets on the balance sheets.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company. In addition, the Company is unable to pay dividends on its common stock until dividends are paid on its preferred stock.

Note 4.   Leases

The Company leases equipment used in its operations under capital leases that expire over two to five years. Payments under these capital leases were approximately $133,000 and $46,000 for the six months ended June 30, 2012 and 2011.

At June 30, 2012, the total future minimum rental commitments under all the above leases are as follows:

For the years ending December 31,

2012	$99,966
2013	145,629
2014	91,035
2015	70,822
2016	23,420
Net minimum lease payments	430,872
Less amount representing interest	69,512
Present value of net minimum lease payments	361,360
Amount representing current portion	(150,032)

Capital leases payable, less current portion	$211,328

The Company also had an operating lease for unimproved land in Shreveport, La, where its processing facility was located, for a two year period ended January 2012, for which the Company extended the term on a month to month basis until April 2012. Payments under this operating lease were $12,000 and $18,000 for the six months ended June 30, 2012 and 2011, respectively.

On August 29, 2011, the Company entered into a lease with a former related party for a new facility in Gibsland, La. This facility replaced the Company’s previous facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car. For the six months ended June 30, 2012, the Company made payments of approximately $132,469 under this lease.

The Company has operating leases for railcars which expire within one to three years. During the six months ended the Company entered into a new three year lease for 50 railcars, of which 21 have been delivered. The lease expires on the third anniversary date the first car was delivered to the Company. Future commitments under these obligations for delivered cars as of June 30, 2012 are as follows:

For the years ending December 31,

2012	$182,250
2013	171,450
2014	107,100
2015	53,550

$514,350

Note 5. Term Loan and Revolving Credit Line

As of June 30, 2012, the Company’s outstanding debt is as follows:

Term note dated March 27, 2012 in the amount of $430,000 that matures on April 15, 2017. The term note has monthly principal and interest payments of $8,445, with an interest rate of 6.66%. The note is secured by certain of the Company's equipment.	$417,846

Term note dated May 11, 2012, in the amount of $3.0 million that matures on June 1, 2017. Principal payments of $50,000 per month plus interest. The note bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of June 30, 2012) and is secured by certain of the Company's assets.	3,000,000

$1.0 million line of credit for working capital dated May 11, 2012 that matures on June 1, 2017. The line bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of June 30, 2012), and is secured by certain of the Company’s assets.	759,790

$500,000 line of credit for capital expenditures dated May 11, 2012 that matures on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. The line bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of June 30, 2012) and is secured by certain of the Company's assets.	74,069

4,251,705
Less current portion of long-term debt	(675,812)

Long-term debt	$3,575,893

The maximum loan advances on the working capital line are based on specific percentages of eligible working capital amounts, including accounts receivable and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.

The credit facilities contain financial covenants pertaining to fixed charges, total debt and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and are tested quarterly. As of June 30, 2012, the Company is in compliance with the financial covenants of its term loan and credit lines.

Note 6. Convertible Debentures and Preferred Stock

In July 2011, the Company filed a certificate of designation with the Delaware Secretary of State designating 10,000 shares of its preferred stock as Series C Preferred stock. On April 5, 2012, the Company filed an amendment to the certificate of designation authorizing an additional 10,000 shares of Series C Preferred stock. The terms of the Series C Preferred stock are substantially the same as Series A and B Preferred stock with the exception of the conversion price and the date of conversion as June 30, 2014.

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

During 2011, the Company issued 7,850 shares of its Series C Preferred stock to Banyan Rail Holdings LLC (formerly known as Patriot Rail Services Inc.). The preferred shares were issued for $100 per share, or $785,000 in the aggregate at a conversion price ranging from $1.10 to $2.06 per share of common stock. The proceeds received in 2011 were used to fund working capital requirements.

During the six months ended June 30, 2012, the Company issued 2,150 shares of its Series C Preferred stock to a significant shareholder and board member. The Preferred shares were issued for $100 per share, or $215,000 in the aggregate at a conversion price of $2.50 per share of common stock. In addition, the Company issued 4,000 shares of its Series C Preferred stock to Banyan Rail Holdings. The Preferred shares were issued for $100 per share, or $400,000 in the aggregate at a conversion price between $2.40 and $2.50 per share of common stock.

As of June 30, 2012, Banyan Rail Holdings owned 3,000, 10,000, 11,850 and 686,283 shares of Series A Preferred, Series B Preferred, Series C Preferred and common stock, respectively. If converted Banyan Rail Holdings would own 1,875,981 shares of common stock.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

	Six months ended June 30,
	2012	2011
Current	$-	$-
Deferred	78,580	-
	$78,580	$-

The components of deferred income tax assets and liabilities are as follows:

	June 30,	December 31,
	2012	2011

Long-term deferred tax assets:
Stock compensation benefit	$216,993	$216,024
Net operating loss carryforward	1,672,090	1,584,490
Total long-term deferred tax assets	1,889,083	1,800,514
Valuation allowance	(490,790)	(255,689)
	1,398,293	1,544,825
Long-term deferred tax liabilities:
Intangible assets	(430,396)	(467,818)
Property and equipment	(476,895)	(507,425)
Total long-term deferred tax liabilities	(907,291)	(975,243)

Net deferred tax assets	$491,002	$569,582

Our Federal net operating loss (“NOL”) carryforward balance as of June 30, 2012 was $4,844,653, expiring between 2012 and 2032.  A schedule of the NOLs is as follows:

Tax Year	Net operating loss

1997	66,707
1998	184,360
1999	187,920
2000	25,095
2001	104,154
2002	15,076
2003	96,977
2004	78,293
2005	70,824
2006	48,526
2007	180,521
2008	534,087
2009	1,444,831
2010	842,251
2011	694,896
Current year taxable loss	270,135
$4,844,653

The Company's net deferred tax assets before valuation allowance as of June 30, 2012 was $981,792, most of which relates to net operating losses that expire from 2012 to 2032. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 50% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

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

Note 8. Earnings per Share

The Company excluded from the diluted earnings per share calculation 2,125,697 and 1,444,444 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at June 30, 2012 and 2011, as their inclusion would be anti-dilutive. In addition, the Company excluded 61,000 stock options as of June 30, 2012 as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2011	253,000	3.08		2.2 Years	-
Options granted	25,000	2.06	$13,500	4.0 Years	-
Options exercised	-	0.00			-
Options expired	(50,000)	3.18		-	-
Balance, January 1, 2012	228,000	$2.92		2.5 years	$-
Options granted	-	-	$0		-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, June 30, 2012	228,000	$2.92		2.5 years	$-

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

Note 10. Major Customers

Revenue for the three and six months ended June 30, 2012 and 2011, and accounts receivable from customers as of June 30, 2012 and 2011 representing over 10% of revenue were as follows:

	Three months ended June 30,		Six months ended June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	Revenue	Revenue	Revenue	Revenue	Accounts Receivable
Company A	9.4%	10.8%	9.3%	11.0%	19.9%	8.6%
Company B	17.4%	11.2%	14.2%	0.0%	6.0%	11.6%
Company C	11.3%	19.4%	10.3%	19.4%	1.8%	20.5%
Company D	30.2%	49.2%	29.0%	48.1%	36.4%	33.3%
Company E	13.1%	0.0%	9.0%	0.0%	13.6%	0.0%

Note 11. Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters. Amounts claimed for 2011 have been collected and the Company has recorded $190,000 of estimated business interruption insurance recoveries for the three and six months ending June 30, 2012, which is expected to be collected upon finalization of the claim. The Company has accounted for the recoveries of business interruption losses in accordance with Accounting Standard Codification 225, and has recorded the accrual in revenues on the Company’s statement of operations and in accounts receivables on the Company’s balance sheet, respectively.

Note 12. Related Party Transactions

The Company leases office space and receives office services from Patriot Rail Corp. (“Patriot Rail”). When the Company entered into the lease several of our officers and directors were also officers and significant stockholders of Patriot Rail. However, in June 2012 Patriot Rail was sold to a third party and is no longer affiliated with the Company. In July 2011 the lease cost increased from $5,000 per month to $6,000 per month to include additional support services. The costs are included in General and Administrative expenses in the statement of operations, and were: $36,000 and $30,000 for the six months ended June 30, 2012 and 2011, respectively.

The Company’s directors, chief executive officer and president are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 31,000 shares of the Company’s preferred stock and 1,384,409 shares of common stock as of June 30, 2012 or 2,999,107 shares, if the preferred stock is converted.

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers. The aggregate expense under these agreements for the periods ending June 30, 2012 and 2011 were approximately $14,000 and $97,500, respectively. In October 2011, the Company renegotiated the 5-year employment contract of one of the shareholders whereby the old agreement was terminated, and the Company and the employee entered into a new at-will employee agreement. On January 25, 2012, the Company accepted the resignation of one of the individuals under these agreements.

During the year ended December 31, 2011, the Company entered into a lease with Louisiana and Northwest Railroad Company, Inc., a subsidiary of Patriot Rail Corp., for a new facility in Gibsland, La., which commenced in January 2012. This facility replaced the Company’s facility in Shreveport, La. The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars annually to the leased facility at a rate of approximately $300 per car. As of June 30, 2012, the Company has paid approximately $130,000 for rent and the commitment. In June 2012 Patriot Rail and Louisiana and Northwest Railroad Company, Inc. were sold to a third party and are no longer affiliated with the Company.

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

In April 2012, the Company issued 4,000 shares of its series C Preferred shares to Banyan Rail Holdings. The preferred shares were issued for $100 per share, or $400,000 in the aggregate at a conversion price between $2.50 and $2.40 per share of common stock. The proceeds of the money received were used to fund working capital requirements.

Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters and has recorded $190,000 of estimated business interruption insurance recoveries for the three and six months ending June 30, 2012. The Company has accounted for the recoveries of business interruption losses in accordance with ASC 225, and has recorded the accrual in revenues on the income statement and in accounts receivable on the balance sheet, respectively.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended June 30, 2012, there were no significant changes to the critical accounting policies.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market conditions and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of June 30, 2012 and 2011 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $2,964,612 and $2,050,163 at June 30, 2012 and December 31, 2011, respectively. Amounts that had not been billed and were not billable to customers at the balance sheet dates are $989,145 and $723,546 as of June 30, 2012 and December 31, 2011, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract's ties from the customer’s premises.

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

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the three and six months ended June 30, 2012 and 2011, there were no impairments of goodwill.

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

Results from Operations

The following table summarizes our results for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%

Revenues	$973,506	$1,598,428	(624,922)	-39.1%	$1,652,693	$2,908,316	(1,255,623)	-43.2%
Cost of sales	764,798	1,183,128	418,330	35.4%	1,074,017	2,166,841	1,092,824	50.4%
Gross profit	208,708	415,300	(206,592)	-49.7%	578,676	741,475	(162,799)	-22.0%
General & administrative expenses	400,864	567,320	166,456	29.3%	859,243	1,073,381	214,138	19.9%
Loss from operations	(192,156)	(152,020)	40,136	-26.4%	(280,567)	(331,906)	(51,339)	15.5%
Interest expense	106,356	81,261	(25,095)	-30.9%	188,413	156,206	(32,207)	-20.6%
Loss before income taxes	(298,512)	(233,281)	(65,231)	28.0%	(468,980)	(488,112)	19,132	-3.9%
Income tax provision	78,580	-	(78,580)	100.0%	78,580	-	(78,580)	100.0%
Net loss	$(377,092)	$(233,281)	$(143,811)	61.6%	$(547,560)	$(488,112)	$(59,448)	12.2%

Revenues

Revenues include the pickup and disposal of scrap railroad ties for major Class I railroads, the sale of ties into the landscape and relay tie markets and both ground and whole ties into the biomass fuel markets.

Revenues decreased for the three months ended June 30, 2012 as compared to the comparable 2011 period primarily due to decreased revenue from tie pickup of approximately $384,000 (due to a decrease in the number of projects closing during the period), a decrease in tie sales of approximately $49,000, and a decrease of approximately $201,000 in fuel sales due to the lingering effects of the mechanical and fire events at our fuel processing facility in September 2011.

Revenues decreased for the six months ended June 30, 2012 as compared to the comparable 2011 period primarily due to decreased revenue from tie pickup of approximately $834,000, a decrease in tie sales of approximately $206,000, and a decrease of $413,000 in fuel sales due to the mechanical and fire events at our fuel processing facility. The decrease is partially offset by $190,000 of business interruption insurance.

The Company believes the majority of the current deferred revenue for uncompleted tie pickup will be recognized as revenue in the third quarter of 2012.

Gross profit

Gross profit was 21% and 35% for the three and six months ended June 30, 2012, compared to a gross profit of 26% and 25% for the comparable period 2011 period.

The primary reasons for the decrease in gross profit for the three months ended June 30, 2012 compared to the comparable 2011 period is an increase of 31% in margin from fuel sales offset by a decrease in margin of approximately 28% on tie pickup. The Company believes the margins on tie pickup will increase as the Company begins to reduce the amount of time required to complete projects.

The primary reasons for the increase in gross profit for the six months ended June 30, 2012 compared to the comparable 2011 period is an increase of 82% in margin from fuel sales offset by a decrease in margin of approximately 32% on tie pickup. The increase in fuel margins is due to the business interruption insurance claim recorded in the six months ended June 30, 2012.

The Company expects the margins related to fuel sales to stabilize in the third and fourth quarters of 2012, as the equipment damaged by the mechanical breakdown and the equipment that was destroyed in the September 2011 fire comes back on line or is replaced. The Company is fully insured for this equipment.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

The table below summarizes the general and administrative expenses:

	Three months ended June 30,				Six months ended June 30,
			Variance				Variance
	2012	2011	$	%	2012	2011	$	%
Compensation costs	$130,199	$284,408	$(154,209)	-54.2%	$289,274	$508,173	$(218,899)	-43.1%
Professional fees and other public company costs	40,010	49,458	(9,448)	-19.1%	117,366	133,682	(16,316)	-12.2%
Amortization of intangible assets	37,991	65,633	(27,642)	-42.1%	75,982	131,266	(55,284)	-42.1%
Insurance costs	92,273	112,915	(20,642)	-18.3%	185,767	187,591	(1,824)	-1.0%
Other costs	100,391	54,906	45,485	82.8%	190,854	112,669	78,185	69.4%
Consolidated general and administrative	$400,864	$567,320	$(166,456)	-29.3%	$859,243	$1,073,381	$(214,138)	-19.9%

For the three and six months ended June 30, 2012, costs decreased $166,456 or 29.3% and $214,138 or 19.9%, respectively, compared to the three and six months ended June 30, 2011.

The overall decrease in general and administrative costs is primarily due to:

•	The cost of staffing decreased due to the restructuring of the employment agreement of one employee at a lower cost to the Company and the resignation of the former President of Wood Energy.
•	A decrease in professional fees and other public company costs primarily due to non-recurring audit and accounting fees in conjunction with work performed to incorporate Wood Energy into our public filings during the three and six months ended June 30, 2011.
•	A decrease in amortization related to the non-compete agreements entered into at the date of purchase of Wood Energy.
•	A decrease in insurance costs due higher workers compensation costs in the prior year.
•	An increase in rental expense and travel costs related to the management of Wood Energy.

Interest expense

Net interest expense for the three and six months ended June 30, 2012 was $106,356 and $188,413, compared to net interest expense for the three and six months ended June 30, 2011 of $81,261 and $156,206, respectively.

The increase in net interest expense for the three and six months ended June 30, 2012 as compared to the comparable 2011 period is due primarily to the increased borrowings of the Company.

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

The Company's net deferred tax assets before valuation allowance as of June 30, 2012 was $981,792, most of which relates to net operating losses that expire from 2012 to 2032. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 50% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Net Loss

Net loss attributable to common stockholders was $(0.12) and $(0.18) per share for the three and six months ended June 30, 2012 as compared to $(0.08) and $(0.16) per share for the comparable 2011 period. The variance for both periods was primarily due to the deferred tax expense charge $(0.03) taken during the quarter ended June 30, 2012 for the additional valuation allowance on our net deferred tax assets.

Financial Condition and Liquidity

Our cash and cash equivalents consist of cash. Our cash and cash equivalents balance at June 30, 2012 and 2011 was $19,061 and $152,103, respectively.

The following is a summary of our cash flow activity:

	Six months ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(907,465)	$445,623
Net cash used in investing activities	$(819,357)	$(422,692)
Net cash provided by financing activities	$1,431,650	$67,203

Net cash provided by (used) in operating activities

For the six months ended June 30, 2012, cash used by operating activities was $907,465. The primary use of cash was an increase in accounts receivable of $607,875 and an increase in prepaid and other assets (primarily inventory) of $236,738.

For the six months ended June 30, 2011, cash provided by operating activities was $445,623. The primary source of cash was a decrease in accounts receivable providing $245,085 and funds received in advance of contract completions (deferred revenue) which exceeded cash expended for deferred costs for the period.

Net cash used in investing activities

During the six months ended June 30, 2012, the Company purchased $819,357 of equipment primarily for the processing of ties at its new Louisiana grinding facility. For the six months ended June 30, 2011, the Company purchased $500,692 of equipment for its grinding facility and for its tie pickup operations.

Net cash provided by financing activities

On May 11, 2012, the Company completed a refinancing of its existing debt into one $3.0 million term note that matures on June 1, 2017. The new term note has principle payments of $50,000 per month plus interest. The note bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of June 30, 2012). The note is secured by certain of the Company's assets.

On May 11, 2012, the Company completed the financing of a new $1.0 million line of credit working capital and a $500,000 line of credit for capital expenditures. The working capital line will mature on June 1, 2017 and the capital expenditure line will mature on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. Both loans bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of June 30, 2012), and are secured by certain of the Company’s assets.

As of June 30, 2012, the Company was in compliance with the financial covenants included in the modification and extension of its term loan and credit lines.

As of June 30, 2012, $240,213 was available under the working capital credit line.

At June 30, 2012, the Company had a net working capital deficiency of approximately $352,068. The Company recognizes that the timing of the realization of its receivables from customers, the completion of its contracts and its vendor and debt obligations payments may not allow the Company to generate positive cash flow in the near future.

Deferred revenue as of June 30, 2012, is $2,964,612 which we will recognize as revenue as each of the projects is completed. The deferred costs incurred related to the fulfillment of uncompleted jobs are $3,326,914. As of December 31, 2011 deferred revenue was $2,050,163 and the deferred costs related to the fulfillment of uncompleted jobs were $2,189,610. An increase in the simultaneous number of projects and the increased volume and length of time of the projects has increased our cash cycle time and thus our operating cash requirements with our largest customer, a Class 1 railroad. Due to the impact on the Company, we initiated and agreed to a change order to our service agreement, which reduced the retainage withheld on the progress payments received by the Company from 50% to 25% beginning with 2011 projects.

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

In April 2012, the Company issued 4,000 shares of its series C Preferred shares to Banyan Rail Holdings. The preferred shares were issued for $100 per share, or $400,000 in the aggregate at a conversion price between $2.50 and $2.40 per share of common stock. The proceeds received were used to fund working capital requirements.

Based on our 2012 annual operating plan and the above noted bank credit facility modification and extension, the Company anticipates it will meet future financial covenants and therefore has retained the long-term classification of the debt in the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our CEO, Gary O. Marino, at 561-997-7775.

Item 4.	Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2012. Further, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

From January through July 2012, the Company issued 6,150 shares of its Series C Preferred stock to a significant shareholder (2,150 shares at a conversion price of $2.50 per share) and Banyan Rail Holdings (4,000 shares at a conversion price between $2.50 and $2.40 per share), respectively for $100 per share, resulting in proceeds of $615,000. On June 30, 2014 (or sooner upon the occurrence of certain events), the Series C Preferred stock will be convertible into our common stock at a conversion prices between $2.40 and $2.50 per share of common stock. The proceeds of the money received from the sale of the Series C Preferred stock were used to fund working capital requirements. The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 19.

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

Banyan Rail Services Inc.

Date: August 14, 2012	/s/Jon Ryan
Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

