Form 10-Q
period 2012-09-30
Banyan Rail Services Inc.
filed 2012-11-19
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 111-E, Boca Raton, Florida 33431
(Address of principal executive offices)

561-997-7775
(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ✓

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,480,639 shares of common stock, $0.01 par value per share, as of November 10, 2012.

Table of Contents

Part I — Financial Information	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Cautionary Statement Concerning Forward-Looking Statements	18
Overview	18
Recent Events	19
Critical Accounting Policies and Estimates	19
Results from operations	23
Gross profit	24
General and administrative expenses	24
Interest expense	25
Financial Condition and Liquidity	26
Off-Balance Sheet Arrangements	28
How to Learn More about Banyan	28
Item 4. Controls and Procedures	28
Part II — Other Information	28
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 5. Other Information	29
Item 6. Exhibits	29
Signatures	30

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Balance Sheets

As of

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$314,233
Accounts receivable - trade	636,280	448,279
Cost incurred related to deferred revenue	1,022,347	2,189,610
Prepaid expenses and other current assets	550,392	98,664
Total current assets	2,209,019	3,050,786

Property and equipment, net	2,968,245	2,649,764

Other assets
Deferred income taxes	-	569,582
Identifiable intangible assets, net	1,222,649	1,336,622
Goodwill	3,658,364	3,658,364
Other assets	112,248	135,026
Total other assets	4,993,261	5,699,594

Total assets	$10,170,525	$11,400,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$955,287	$882,747
Deferred revenue	858,226	2,050,163
Term loans and revolving credit lines	4,257,757	-
Current portion of long-term debt	-	744,066
Current portion of capital leases	134,918	131,690
Accrued dividends	350,800	216,223
Total current liabilities	6,556,988	4,024,889

Long-term debt, less current portion	-	2,442,479
Capital leases, less current portion	185,618	144,967
Total liabilities	6,742,606	6,612,335

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	715,054	832,036
Series C Preferred stock, $.01 par value. 20,000 shares authorized and 14,000 and 7,850 shares issued, respectively	1,400,000	785,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,480,639 and 3,045,856 shares issued, respectively	34,806	30,458
Additional paid-in capital	93,208,792	92,899,056
Accumulated deficit	(91,860,244)	(89,688,252)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' equity	3,427,919	4,787,809

Total liabilities and stockholders' equity	$10,170,525	$11,400,144

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Revenues	$4,430,287	$3,964,306	$2,777,594	$1,055,990
Cost of sales	4,378,464	3,107,096	3,304,447	940,255
Gross profit (loss)	51,823	857,210	(526,853)	115,735
General & administrative expenses	1,365,701	1,494,448	506,458	421,067
Loss from operations	(1,313,878)	(637,238)	(1,033,311)	(305,332)
Interest expense	288,532	238,655	100,119	82,449
Loss before income taxes	(1,602,410)	(875,893)	(1,133,430)	(387,781)
Income tax provision	569,582	-	491,002	-
Net loss	$(2,171,992)	$(875,893)	$(1,624,432)	$(387,781)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(307,052)	(220,985)	(110,101)	(79,716)
Amortization of preferred stock beneficial conversion feature	(116,982)	(105,122)	(39,278)	(39,279)
Total dividends for the benefit of preferred stockholders	(424,034)	(326,107)	(149,379)	(118,995)
Net loss attributable to common stockholders	$(2,596,026)	$(1,202,000)	$(1,773,811)	$(506,776)

Weighted average number of common shares outstanding:
Basic and diluted	3,078,938	3,045,856	3,078,938	3,045,856

Net loss per common share, basic and diluted	$(0.71)	$(0.29)	$(0.53)	$(0.13)
Net loss attributable to common shareholders per share	$(0.84)	$(0.39)	$(0.58)	$(0.17)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,171,992)	$(875,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	626,541	493,954
Amortization of identifiable intangible assets	113,973	187,685
Stock compensation expense	4,154	26,769
Deferred income taxes	569,582	-
Amortization of deferred loan costs	42,913	41,260
Loss (gain) on sales of equipment	162,790	(9,193)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(188,001)	238,009
Increase (decrease) in costs incurred related to deferred revenue	1,167,263	(865,102)
(Increase) decrease in prepaid expenses and other current assets	(451,728)	25,982
(Increase) in other assets	(20,135)	(21,579)
Increase in accounts payable and accrued expenses	72,540	55,105
(Decrease) increase in deferred revenue	(1,191,937)	1,001,263
Net cash (used in) provided by operating activities	(1,264,037)	298,260

Cash flows used in investing activities:
Acquisition of property and equipment	(947,074)	(528,231)
Proceeds from the sale of equipment	-	78,000
Net cash used in investing activities	(947,074)	(450,231)

Cash flows from financing activities:
Proceeds from sale of common stock	500,000	-
Proceeds from sale of preferred stock	615,000	978,384
Payment of preferred stock dividends	(172,475)	(171,961)
Proceeds from long-term debt	3,430,000	400,125
Proceeds from line of credit	952,878	70,000
Payments of line of credit	(662,231)	(399,188)
Payment of capital leases	(116,859)	(69,663)
Payments of long-term debt	(2,649,435)	(582,033)
Net cash provided by financing activities	1,896,878	225,664

Net (decrease) increase in cash and cash equivalents	(314,233)	73,693
Cash and cash equivalents, beginning of period	314,233	61,969
Cash and cash equivalents, end of period	$-	$135,662

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$297,749	$185,018
Taxes	$-	$2,300

Non cash financing activities:
Preferred stock dividend in excess of payments	$350,800	$154,588
Property acquired under capital leases	$160,738	$23,496

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Periods Ended December 31, 2011 and September 30, 2012

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	$576,637	$93,045,614	$(88,859,202)	28,276	$(70,689)	$4,722,818

Issuance of preferred stock - Series B			4,000	255,599	137,784				393,383
Issuance of preferred stock - Series C			7,850	785,000					785,000
Stock compensation expense					28,153				28,153
Net loss for the year ended December 31, 2011						(829,050)			(829,050)
Preferred stock dividends					(312,495)				(312,495)
Stockholders’ equity December 31, 2011	3,045,856	$30,458	37,850	$1,617,236	$92,899,056	$(89,688,252)	28,276	$(70,689)	$4,787,809

Amortization of beneficial conversion feature preferred stock - Series B					116,982				116,982
Issuance of preferred stock - Series C			6,150	498,018					498,018
Issuance of common stock	434,783	4,348			495,652				500,000
Stock compensation expense					4,154				4,154
Net loss for the nine months ended September 30, 2012						(2,171,992)			(2,171,992)
Preferred stock dividends					(307,052)				(307,052)
Stockholders’ equity September 30, 2012	3,480,639	$34,806	44,000	$2,115,254	$93,208,792	$(91,860,244)	28,276	$(70,689)	$3,427,919

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full 2012 year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, and the useful lives of intangible assets.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of September 30, 2012 and December 31, 2011 no allowance has been provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $858,226 and $2,050,163 as of September 30, 2012 and December 31, 2011, respectively. These amounts represent billed amounts under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

Property and Equipment

Property and equipment owned and under capital leases are carried at cost. Depreciation of property and equipment is provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	3-7
Track on leased properties	Life of lease

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

During the quarter ended September 30, 2012, we reviewed the remaining estimated useful lives of our machinery and equipment for reasonableness. During the period we had a prospective change in estimate for the useful lives of certain equipment which resulted in the Company reducing the remaining estimated useful life of this equipment. The resulting impact of this change was a prospective increase in depreciation expense and resulted in additional depreciation of approximately $23,000.

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

Goodwill and Intangibles

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value. During the nine months ended September 30, 2012 and 2011, there were no impairments of goodwill.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie, relay tie and scrap tie fuel markets. Inventory at September 30, 2012 and 2011 was approximately $484,000 and $35,000, respectively and was included in prepaid and other current assets on the balance sheets.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company. In addition, the Company is unable to pay dividends on its common stock until dividends are paid on its preferred stock.

Note 4.   Leases

The Company leases equipment used in its operations under capital leases that expire over two to five years. Payments under these capital leases were $184,732 and $69,663 for the nine months ended September 30, 2012 and 2011.

At September 30, 2012, the total future minimum rental commitments under all the above leases are as follows:

For the years ending December 31,

2012	$48,543
2013	145,629
2014	91,035
2015	70,822
2016	23,420
Net minimum lease payments	379,449
Less amount representing interest	58,913
Present value of net minimum lease payments	320,536
Amount representing current portion	(134,918)

Capital leases payable, less current portion	$185,618

The Company also had an operating lease for unimproved land in Shreveport, La, where its processing facility was located, for a two year period ended January 2012, for which the Company extended the term on a month to month basis until April 2012. Payments under this operating lease were $12,000 and $18,000 for the nine months ended September 30, 2012 and 2011, respectively.

On August 29, 2011, the Company entered into a lease with a former related party for a new facility in Gibsland, La. This facility replaced the Company’s previous facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The Company will have rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at an average rate of $300 per car. For the nine months ended September 30, 2012, the Company made payments of $233,036 under this lease for rent and the commitment.

The Company has operating leases for railcars which expire within one to three years. During the nine months ended September 30, 2012, the Company entered into a new three year lease for 50 railcars, of which 29 have been delivered. The lease expires on the third anniversary date the first car was delivered to the Company. Future commitments under these obligations for delivered cars as of September 30, 2012 are as follows:

For the years ending December 31,

2012	$101,325
2013	212,250
2014	147,900
2015	73,950

$535,425

Note 5. Term Loans and Revolving Credit Lines

As of September 30, 2012, the Company’s outstanding debt is as follows:

A term note dated March 27, 2012 in the amount of $430,000 that will mature on April 15, 2017. The term note has monthly principal and interest payments of $8,445, with an interest rate of 6.66%. The note is secured by equipment.	$399,363

A term note dated May 11, 2012, in the amount of $3.0 million that will mature on June 1, 2017. The term note has principal payments of $50,000 per month plus interest. The note bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of September 30, 2012) and is secured by certain of the Company's assets.	2,800,000

A $1.0 million line of credit for working capital dated May 11, 2012. The working capital line matures on June 1, 2017. The line bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of September 30, 2012), and is secured by certain of the Company’s assets.	989,787

A $500,000 line of credit for capital expenditures dated May 11, 2012. The line matures on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. The line bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of September 30, 2012) and is secured by certain of the Company's assets.	68,607

$4,257,757

The maximum loan advances on the working capital line are based on specific percentages of eligible accounts receivable, retainage and inventory. Draws on the capital expenditures line are based on 80% of the cost of such capital expenditures.

The credit facilities contain financial covenants pertaining to fixed charges, total debt and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and are tested quarterly.

At September 30, 2012, the Company was in violation of the fixed charge and the total debt to EBITDA covenants of its term loans and credit lines. Management is in negotiations with the bank for a modification of our term loans and credit lines. Until these negotiations are finalized, the term loans and credit lines are classified as a current liability. Our failure to obtain a modification could have a material adverse effect on our business.

Note 6. Convertible Debentures, Common and Preferred Stock

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

The conversion price will be the closing price of the Company’s common stock on the trading date preceding the issuance of these shares of Series C Preferred stock, subject to adjustment for stock dividends, stock splits and reorganizations. If the common stock is not quoted on any market or exchange, the conversion price will be determined by the Board of Directors on the date of issuance.

The Series C Preferred stock ranks senior to the common stock and pari-passu with the Series A and Series B Preferred stock of the Company as to dividends and distribution of assets upon the liquidation, dissolution or winding up of the Company.

During 2011, the Company issued 7,850 shares of its Series C Preferred stock to Banyan Holdings LLC (formerly known as Patriot Rail Services Inc.). The preferred shares were issued for $100 per share, or $785,000 in the aggregate at conversion prices ranging from $1.10 to $2.06 per share of common stock. The proceeds received in 2011 were used to fund working capital requirements.

During the nine months ending September 30, 2012, the Company issued 2,150 shares of its Series C Preferred stock to a significant shareholder. The Preferred shares were issued for $100 per share, or $215,000 in the aggregate at a conversion price of $2.50 per share of common stock. In addition, the Company issued 4,000 shares of its Series C Preferred stock to Banyan Holdings, LLC. The Preferred shares were issued for $100 per share, or $400,000 in the aggregate at conversion prices between $2.40 and $2.50 per share of common stock.

On September 24, 2012, the Company issued 434,783 shares of common stock to Banyan Holdings, LLC. The common shares were issued for $1.15 per share, or $500,000 in the aggregate. The proceeds received were used to fund working capital requirements.

As of September 30, 2012, Banyan Holdings owned 3,000, 10,000, 11,850 and 1,121,066 shares of Series A Preferred, Series B Preferred, Series C Preferred and common stock, respectively. If converted, Banyan Holdings would own 2,309,184 shares of common stock.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

	Nine months ended September 30,
	2012	2011
Current	$-	$-
Deferred	569,582	-
	$569,582	$-

The components of deferred income tax assets and liabilities are as follows:

	September 30,	December 31,
	2012	2011

Long-term deferred tax assets:
Stock compensation benefit	$217,477	$216,024
Net operating loss carryforward	1,983,585	1,584,490
Total long-term deferred tax assets	2,201,062	1,800,514
Valuation allowance	(1,355,662)	(255,689)
	845,400	1,544,825
Long-term deferred tax liabilities:
Intangible assets	(413,058)	(467,818)
Property and equipment	(432,342)	(507,425)
Total long-term deferred tax liabilities	(845,400)	(975,243)

Net deferred tax assets	$0	$569,582

Our Federal net operating loss (“NOL”) carry forward balance as of September 30, 2012 was $5,732,731, expiring between 2013 and 2032.  A schedule of the NOLs is as follows:

Tax Year	Net operating loss

1998	$184,360
1999	187,920
2000	25,095
2001	104,154
2002	15,076
2003	96,977
2004	78,293
2005	70,824
2006	48,526
2007	180,521
2008	534,087
2009	1,444,831
2010	842,251
2011	694,896
Current year taxable loss	1,224,920
$5,732,731

The Company's net deferred tax assets before valuation allowance as of September 30, 2012 was $1,355,662, most of which relates to net operating losses that expire from 2013 to 2032. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the three and nine months ended September 30, 2012, the Company recorded a valuation allowance of $491,002 and $569,582, respectively.

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2009.

Note 8. Earnings per Share

The Company excluded from the diluted earnings per share calculation 2,125,697 and 1,738,577 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at September 30, 2012 and 2011, as their inclusion would be anti-dilutive. In addition, the Company excluded 61,000 stock options as of September 30, 2012 as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2011	253,000	3.08		1.9 Years	-
Options granted	25,000	2.06	$13,500	3.7 Years	-
Options exercised	-	0.00			-
Options expired	(50,000)	3.18		-	-
Balance, January 1, 2012	228,000	$2.92		2.3 years	$-
Options granted	-	-	$0		-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, September 30, 2012	228,000	$2.92		2.3 years	$-

Prior to September 30, 2010 the Company had not adopted a formal stock option plan. The number of options issued and the grant dates were determined at the discretion of the Company’s Board. Certain options vest at the date of grant and others vest over a one year period. The options are exercisable for periods not exceeding three to five years from the date of grant. On July 1, 2010 at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved.

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

Note 10. Major Customers

Revenue for the three and nine months ended September 30, 2012 and 2011, and accounts receivable from customers as of September 30, 2012 and 2011 representing over 10% of revenue were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
					Accounts
	Revenue	Revenue	Revenue	Revenue	Receivable
Company A	3.1%	15.0%	5.6%	18.5%	1.8%	0.0%
Company B	2.2%	15.5%	6.3%	8.9%	9.1%	25.3%
Company C	84.8%	43.2%	65.7%	47.5%	46.8%	32.4%

Note 11. Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters. Amounts claimed for 2011 have been collected and the Company has recorded $190,000 of estimated business interruption insurance recoveries for the three and nine months ending September 30, 2012, which is expected to be collected upon finalization of the claim. The Company has accounted for the recoveries of business interruption losses in accordance with Accounting Standard Codification 225, and has recorded the accrual in revenues on the Company’s statement of operations and in accounts receivables on the Company’s balance sheet, respectively.

Note 12. Related Party Transactions

The Company leased office space and received office services from Patriot Rail Corp. (“Patriot Rail”), through September 30, 2012. When the Company entered into the lease several of our officers and directors were also officers and significant stockholders of Patriot Rail. However, in September 2012 Patriot Rail was sold to a third party and is no longer affiliated with the Company. In July 2011 the lease cost increased from $5,000 per month to $6,000 per month to include additional support services. The costs are included in General and Administrative expenses in the statement of operations, and were: $54,000 and $47,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 this agreement terminated.

The Company’s directors, chief executive officer and president are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 27,000 shares of the Company’s preferred stock and 1,485,858 shares of common stock as of September 30, 2012 or 2,959,976 shares, if the preferred stock is converted.

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who are shareholders and/or officers. The aggregate expense under these agreements for the periods ending September 30, 2012 and 2011 were approximately $14,000 and $97,500, respectively. In October 2011, the Company renegotiated the 5-year employment contract of one of the shareholders whereby the old agreement was terminated, and the Company and the employee entered into a new at-will employee agreement. On January 25, 2012, the Company accepted the resignation of one of the individuals under these agreements.

During the year ended December 31, 2011, the Company entered into a lease with Louisiana and North West Railroad Company, Inc., a subsidiary of Patriot Rail, for a new facility in Gibsland, La., which commenced in January 2012. This facility replaced the Company’s facility in Shreveport, La. The Company will have annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars annually to the leased facility at a rate of approximately $300 per car. As of September 30, 2012, the Company has paid $233,036 for rent and the commitment. In September 2012 Patriot Rail and Louisiana and North West Railroad Company, Inc. were sold to a third party and are no longer affiliated with the Company.

Note 13. Subsequent Events

During October 2012, the Company issued 3,200 shares of its Series C Preferred stock to Banyan Holdings LLC. The preferred shares were issued for $100 per share, or $320,000 in the aggregate at a conversion price ranging between $1.15 and $1.20 per share of common stock. The proceeds received were used to fund working capital requirements.

On November 12, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $150,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	Renegotiating our financial loan covenants;
•	generating adequate revenue to service our debt and meet our bank loan financial covenants;
•	changes in our relationships with employees or with our customers;
•	the impact of current or future laws and government regulations affecting the disposal of rail ties and our operations;
•	changing external competitive, business, weather or economic conditions;
•	successfully operating Wood Energy;
•	the market opportunity for our services, including expected demand for our services; and
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

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

Wood Energy, headquartered in Boca Raton, Florida, is one of the nation’s largest railroad tie reclamation and disposal companies. Founded in 2001, we provide railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million as of 2010) and industrial customers.   We operate primarily in the southern region of the United States of America. Our services include removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets.  In 2011, we removed approximately 1.6 million railroad ties and disposed of approximately 840,000 railroad ties, 64% of which were used by the co-generation market and 36% for the landscape and relay markets. The remaining approximately 760,000 ties were disposed of in 2012.

Recent Events

Common and Series C Preferred Stock Issuances

On September 24, 2012, the Company issued 434,783 shares of common stock to Banyan Holdings, LLC. The common shares were issued for $1.15 per share, or $500,000 in the aggregate. The proceeds received were used to fund working capital requirements. Our chairman is the President of Banyan Holdings.

During October 2012, the Company issued 3,200 shares of its Series C Preferred stock to Banyan Holdings. The preferred shares were issued for $100 per share, or $320,000 in the aggregate at a conversion price ranging between $1.15 and $1.20 per share of common stock. The proceeds received were used to fund working capital requirements.

In October 2012 we submitted a bid to renew a portion of our contract with a major customer. This proposal eliminates the unprofitable tie pick up portion of our business with this customer but would retain the profitable grinding and disposal portion of our business. We anticipate being notified of the results of the bid prior to the end of 2012. Our failure to obtain the bid could have a material adverse effect on our business.

Financing Agreements

On November 12, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $150,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements.

Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters and has recorded $190,000 of estimated business interruption insurance recoveries for the three and nine months ending September 30, 2012. The Company has accounted for the recoveries of business interruption losses in accordance with ASC 225, and has recorded the accrual in revenues on the income statement and in accounts receivable on the balance sheet, respectively. As of November 2012, the unit that incurred the mechanical breakdown was still under repair, but the Company had entered into an agreement with a contractor to complete the restoration of its production capacity.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended September 30, 2012, there were no significant changes to the critical accounting policies.

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

The Company also receives revenue from the grinding of railroad ties into saleable fuel and the sale of certain railroad ties to landscapers, railroad tie users (relay) and other railroad tie processors. These revenues are recorded when the ties or derivative materials are delivered to the customer.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. An allowance is estimated from historical performance and current market conditions and economic conditions. Uncollectible accounts are charged to operations if write offs are deemed necessary. As of September 30, 2012 and 2011 no allowance is provided as all accounts receivable are deemed collectible.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $858,226 and $2,050,163 at September 30, 2012 and December 31, 2011, respectively. Amounts that had not been billed and were not billable to customers at the balance sheet dates are $286,075 and $723,546 as of September 30, 2012 and December 31, 2011, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract's ties from the customer’s premises.

Property and Equipment

Property and equipment owned and under capital leases are carried at cost. Depreciation of property and equipment is provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	3-7
Track on leased properties	Life of lease

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

During the quarter ended September 30, 2012, we reviewed the remaining estimated useful lives of our machinery and equipment for reasonableness. During the period we had a prospective change in estimate for the useful lives of certain equipment which resulted in the company reducing the remaining estimated useful life of this equipment. The resulting impact of this change was a prospective increase in depreciation expense and resulted in additional depreciation of approximately $23,000.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and preferred stock common stock equivalents. For the 2012 and 2011 periods, such common stock equivalents were not included because they were anti-dilutive.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the three and nine months ended September 30, 2012 and 2011, there were no impairments of goodwill.

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

Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

GAAP requires that the Company recognize the financial statement benefit of a tax position only after a determination is made with greater than 50 percent likelihood that the relevant tax authority would sustain the position following an audit.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%

Revenues	$2,777,594	$1,055,990	1,721,604	163.0%	$4,430,287	$3,964,306	465,981	11.8%
Cost of sales	3,304,447	940,255	(2,364,192)	-251.4%	4,378,464	3,107,096	(1,271,368)	-40.9%
Gross profit (loss)	(526,853)	115,735	(642,588)	-555.2%	51,823	857,210	(805,387)	-94.0%
General & administrative expenses	506,458	421,067	(85,391)	-20.3%	1,365,701	1,494,448	128,747	8.6%
Loss from operations	(1,033,311)	(305,332)	727,979	-238.4%	(1,313,878)	(637,238)	676,640	-106.2%
Interest expense	100,119	82,449	(17,670)	-21.4%	288,532	238,655	(49,877)	-20.9%
Loss before income taxes	(1,133,430)	(387,781)	(745,649)	192.3%	(1,602,410)	(875,893)	(726,517)	82.9%
Income tax provision	491,002	-	(491,002)	100.0%	569,582	-	(569,582)	100.0%
Net loss	$(1,624,432)	$(387,781)	$(1,236,651)	318.9%	$(2,171,992)	$(875,893)	$(1,296,099)	148.0%

Revenues

Revenues include the pickup and disposal of scrap railroad ties for major Class I railroads, the sale of ties into the landscape and relay tie markets and both ground and whole ties into the biomass fuel markets.

Revenues increased for the three months ended September 30, 2012 as compared to the comparable 2011 period primarily due to an increase in revenue from tie pickup of approximately $1,850,000 (due to an increase in the number of projects closing during the period) and an increase in tie sales of approximately $60,000. This was offset by a decrease of approximately $370,000 in fuel sales due to the mechanical and fire events at our fuel processing facility. The decrease is partially offset by $190,000 of business interruption insurance.

Revenues increased for the nine months ended September 30, 2012 as compared to the comparable 2011 period primarily due to increased revenue from tie pickup of approximately $1,015,000 (due to an increase in the number of projects closing during the period). This increase was offset by a decrease in both tie sales and fuel sales of approximately $146,000 and $403,000, respectively. The decrease in fuel sales is due primarily to the lingering effects of the mechanical and fire events at our fuel processing facility in September 2011, and the decrease in tie sales is due to decreased demand for landscape ties in the period.

The Company believes the majority of the current deferred revenue for uncompleted tie pickup will be recognized as revenue in the fourth quarter of 2012.

Gross profit

Gross profit (loss) was -19% and 1% for the three and nine months ended September 30, 2012, compared to a gross profit of 11% and 22% for the comparable period 2011 periods.

The primary reasons for the decrease in gross profit for the three months ended September 30, 2012 compared to the comparable 2011 period is a decrease of 43% in margin from tie pickup, due to higher costs to complete projects and decreased revenues per tie due to a onetime charge that resulted in a loss of approximately $115,000. The onetime charge was the result of the Company electing to forfeit the retainage on a number of older projects due to costs to complete the projects being significantly in excess of the retainage. In addition, the Company made an accrual of an approximate $392,000 loss on open projects related to higher costs to complete tie pickup. This decrease in margin was partially offset by an increase in margin of approximately 73% on fuel sales. The increase in fuel margins is related to reduced repairs and maintenance costs in 2012 as compared to the same period in 2011 of approximately $111,000 and the reimbursement of costs related to insurance reimbursement of the cost of a rental grinder of $90,000 in 2012.

The primary reasons for the decrease in gross profit for the nine months ended September 30, 2012 compared to the comparable 2011 period is a decrease of 39% in margin from tie pickup, due to the higher costs to complete projects and decreased revenues per tie due to a onetime charge related to completed projects that resulted in a loss of approximately $115,000. The onetime charge was the result of the Company electing to forfeit the retainage on a number of older projects due to costs to complete the projects being significantly in excess of the retainage. In addition, the Company made an accrual of an approximate $392,000 loss on open projects related to higher costs to complete tie pickup. This decrease in margin is partially offset by an increase of 73% in margin from fuel sales. The increase in fuel margins is due primarily to the business interruption insurance claim recorded in the nine months ended September 30, 2012, reduced repairs and maintenance costs in 2012 as compared to the same period in 2011 of approximately $111,000 and the reimbursement of costs related to insurance reimbursement of the cost of a rental grinder of $270,000 in 2012.

The Company expects the margins related to fuel sales to continue to stabilize in the fourth quarter of 2012, as the equipment damaged by the mechanical breakdown and the equipment that was destroyed in the September 2011 fire comes back on line or is replaced. The Company is fully insured for this equipment.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

The table below summarizes the general and administrative expenses:

	Three months ended September 30,				Nine months ended September 30,
			Variance				Variance
	2012	2011	$	%	2012	2011	$	%
Compensation costs	$129,655	$210,007	$(80,352)	-38.3%	$418,929	$718,180	$(299,251)	-41.7%
Professional fees and other public company costs	27,422	36,830	(9,408)	-25.5%	144,788	170,512	(25,724)	-15.1%
Amortization of intangible assets	37,990	56,419	(18,429)	-32.7%	113,972	187,685	(73,713)	-39.3%
Insurance costs	109,841	42,305	67,536	159.6%	295,608	229,896	65,712	28.6%
Other costs	201,550	75,506	126,044	166.9%	392,404	188,175	204,229	108.5%
Consolidated general and administrative	$506,458	$421,067	$85,391	20.3%	$1,365,701	$1,494,448	$(128,747)	-8.6%

For the three and nine months ended September 30, 2012, costs increased $85,391 or 20.3% and decreased $128,747 or 8.6%, respectively, compared to the three and nine months ended September 30, 2011.

The overall increase and decrease in general and administrative costs for the three and nine month periods ended September 30, 2012 as compared to the same period in 2011 is primarily due to:

•	The cost of staffing decreased due to the restructuring of the employment agreement of one employee at a lower cost to the Company and the resignation of the former President of Wood Energy.
•	A decrease in professional fees and other public company costs primarily due to non-recurring audit and accounting fees in conjunction with work performed to incorporate Wood Energy into our public filings during the three and nine months ended September 30, 2011.
•	A decrease in amortization related to the non-compete agreements entered into at the date of purchase of Wood Energy.
•	An increase in insurance costs in 2012.
•	A onetime loss on abandonments of assets related to Wood Energy’s processing facility of approximately $160,000.

Interest expense

Net interest expense for the three and nine months ended September 30, 2012 was $100,119 and $288,532, compared to net interest expense for the three and nine months ended September 30, 2011 of $82,449 and $238,655, respectively.

The increase in net interest expense for the three and nine months ended September 30, 2012 as compared to the comparable 2011 period is due primarily to the increased borrowings of the Company.

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

The Company's net deferred tax assets before valuation allowance as of September 30, 2012 was $1,355,662, most of which relates to net operating losses that expire from 2013 to 2032. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net Loss

Net loss attributable to common stockholders was $(0.58) and $(0.84) per share for the three and nine months ended September 30, 2012 as compared to $(0.17) and $(0.39) per share for the comparable 2011 period. The variance for both periods was primarily due to the deferred tax expense charge of $(0.16) and $(0.18) taken during the three and nine months ended September 30, 2012, respectively for the additional valuation allowance on our net deferred tax assets, and the increased loss related to operations.

Financial Condition and Liquidity

Our cash and cash equivalents consist of cash. Our cash and cash equivalents balance as of September 30, 2012 and 2011 was $0 and $135,661, respectively.

The following is a summary of our cash flow activity:

	Nine months ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(1,264,037)	$298,260
Net cash used in investing activities	$(947,074)	$(450,231)
Net cash from financing activities	$1,896,878	$225,664

Net cash provided by (used) in operating activities

For the nine months ended September 30, 2012, cash used by operating activities was $1,264,037. The primary use of cash was an increase in accounts receivable of $188,001 and an increase in prepaid and other assets (primarily inventory) of $451,728, as well as increased operational expenses paid during the period.

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

Net cash used in investing activities

During the nine months ended September 30, 2012, the Company purchased $947,074 of equipment primarily for the processing of ties at its new Gibsland, Louisiana grinding facility. For the nine months ended September 30, 2011, the Company purchased $528,238 of equipment for its grinding facility and for its tie pickup operations.

Net cash provided by financing activities

On May 11, 2012, the Company completed a refinancing of its existing debt into one $3.0 million term note that matures on June 1, 2017. The new term note has principal payments of $50,000 per month plus interest. The note bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of September 30, 2012). The note is secured by certain of the Company's assets.

On May 11, 2012, the Company completed the financing of a new $1.0 million line of credit for working capital and a $500,000 line of credit for capital expenditures. The working capital line will mature on June 1, 2017 and the capital expenditure line will mature on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. Both loans bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of September 30, 2012), and are secured by certain of the Company’s assets.

As of September 30, 2012, $10,122 was available under the working capital credit line.

At September 30, 2012, the Company had a net working capital deficiency of $4,347,969. The Company recognizes that the timing of the realization of its receivables from customers, the completion of its contracts and its vendor and debt obligations payments may not allow the Company to generate positive cash flow in the near future.

Deferred revenue as of September 30, 2012, is $858,226 which we will recognize as revenue as each of the projects is completed. The deferred costs incurred related to the fulfillment of uncompleted jobs are $1,022,347. As of December 31, 2011 deferred revenue was $2,050,163 and the deferred costs related to the fulfillment of uncompleted jobs were $2,189,610. The decrease directly relates to the completion of our work related to a number of projects and the simultaneous decrease in the number and size of new projects.

The Company anticipates the majority of the current deferred revenue will be recognized as revenue and the retainage will be collected during the remainder of 2012.

On September 24, 2012, the Company issued 434,783 shares of common stock to Banyan Holdings, LLC. The common shares were issued for $1.15 per share, or $500,000 in the aggregate. The proceeds received were used to fund working capital requirements.

During October 2012, the Company issued 3,200 shares of its Series C Preferred stock to Banyan Holdings LLC. The preferred shares were issued for $100 per share, or $320,000 in the aggregate at a conversion price ranging between $1.15 and $1.20 per share of common stock. The proceeds received were used to fund working capital requirements.

In October 2012 we submitted a bid to renew a portion of our contract with a major customer. This proposal eliminates the unprofitable tie pick up portion of our business with this customer, but would retain the profitable grinding and disposal portion of our business. We anticipate being notified of the results of the bid prior to the end of 2012. Our failure to obtain the bid could have a material adverse effect on our business.

On November 12, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $150,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements.

At September 30, 2012, the Company was in violation of the fixed charge and the total debt to EBITDA covenants of its term loans and credit lines. Management is in negotiations with the bank for a modification of our term loans and credit lines. Until these negotiations are finalized, the term loans and credit lines are classified as a current liability. Our failure to obtain a modification could have a material adverse effect on our business.

The Company is considering a business plan that curtails the unprofitable tie pickup activities, and is seeking financing to fund its future operations. There is no assurance that the Company will be successful in these endeavors. Failure to find sources of financing could have a material adverse effect on the Company’s financial position and results of operations.

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

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2012. Further, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.	Legal Proceedings

We are not aware of any pending legal proceedings involving Banyan or Wood Energy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January through October 2012, the Company issued 9,350 shares of its Series C Preferred stock to a significant shareholder (2,150 shares at a conversion price of $2.50 per share) and Banyan Holdings (7,200 shares at conversion prices between $2.50 and $1.15 per share), respectively for $100 per share, resulting in proceeds of $935,000. On September 30, 2014 (or sooner upon the occurrence of certain events), the Series C Preferred stock will be convertible into our common stock at conversion prices between $1.15 and $2.50 per share of common stock. The proceeds received from the sale of the Series C Preferred stock were used to fund working capital requirements. The issuances of the preferred shares were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On September 24, 2012, the Company issued 434,783 shares of common stock to Banyan Holdings, LLC. The common shares were issued for $1.15 per share, or $500,000 in the aggregate. The proceeds received were used to fund working capital requirements. Our chairman is the President of Banyan Holdings.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

On November 12, 2012, we borrowed $150,000 from Banyan Holdings LLC to fund working capital requirements. The loan is due upon demand and bears interest at an annual rate of 6.0%. If we fail to make payments when due under the note, the interest rate will increase to 10.0%. Our chairman and CEO, Gary O. Marino, is the president of Banyan Holdings and a significant owner of Banyan Holdings’ parent company. For information regarding other significant events of the third quarter, please turn to “Recent Events” on page 19.

Item 6.	Exhibits

10.1	Demand promissory note of Banyan Rail Services, Inc. in the original principal amount of $150,000 payable to Banyan Holdings, LLC dated November 12, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: November 19, 2012	/s/ Jon Ryan
Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

