Form 10-K
period 2012-12-31
Banyan Rail Services Inc.
filed 2013-03-25
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $2,760,452 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  3,866,614 shares of common stock, $0.01 par value per share, as of March 15, 2013.

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

Forward Looking Statements

This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	successfully completing the disposition of Wood Energy through bankruptcy proceedings and satisfying our secured financing agreements and related corporate guarantee;
•	complying with SEC regulations and filing requirements applicable to us as a public company;
•	successfully finding an operating entity to acquire;
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

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

Wood Energy, headquartered in Boca Raton, Florida, was a railroad tie reclamation and disposal company. Founded in 2001, we provided railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million as of 2011) and industrial customers.   We operated primarily in the southern region of the United States of America. Our services included removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets.  In 2012, we removed and disposed of approximately 520,000 railroad ties, 73% of which were used by the co-generation market and 27% for the landscape and relay markets.

Bankruptcy. On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, Case No. 13 – 10688-PGH. We were not successful in arranging financing to continue to operate our business as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court, and therefore on February 5, 2013 Wood Energy filed a motion to voluntarily convert the case to a Chapter 7 Bankruptcy. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 and Chapter 7 filings.

Appointment of Creditors Committee. The United States Trustee for the District of Florida will appoint an official committee of unsecured creditors of Wood Energy (the Creditors Committee). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to Wood Energy. There can be no assurance that the Creditors Committee will support Wood Energy’s positions or ultimate plan of liquidation, once proposed. Disagreements between Wood Energy and the Creditors Committee could protract the bankruptcy proceedings, negatively impact Wood Energy’s and our ability to satisfy the corporate guarantee related to the secured notes.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, Wood Energy may assume, assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves Wood Energy of performing future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against Wood Energy estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires Wood Energy to cure most existing defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Accordingly, any description of an executory contract or unexpired lease elsewhere in this Form 10-K, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the bankruptcy proceedings will arise in the future as a result of damage claims created by Wood Energy rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

Magnitude of Potential Claims. On January 11, 2013, Wood Energy filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of Wood Energy, subject to the assumptions contained in certain notes filed in connection therewith. The schedules can be found at the following website: www.pacer.gov. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by Wood Energy and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

We are currently seeking to sell the assets of Wood Energy with Bankruptcy Court approval. The proceeds from the sale will be used to satisfy all or a portion of secured claims, with the remainder if any, allocated to the unsecured claims. The sale process may take considerable time and a sale price is not estimable at this time.

Management has considered the potential impairment of our property and equipment, primarily held by Wood Energy, as of December 31, 2012. Among other things, management compared the carrying values of such assets to the net orderly liquidation values (“NOLV”) included in third-party appraisals obtained during 2012 in connection with bank financings, and determined that the NOLV exceeded the carrying value. Accordingly, no impairment was recorded as of December 31, 2012. As additional information becomes available, including but not limited to actual sales of equipment as a result of the bankruptcy process, management will continue to assess the carrying value of property and equipment.

In addition, the uncertainty regarding the eventual outcome of the liquidation of Wood Energy, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, satisfaction of the corporate guarantee, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

Revenue Sources

Wood Energy had four sources of revenue during 2012:

•	Railroad Tie Reclamation and Disposal –Wood Energy invoiced railroads for the removal and disposal of scrap railroad ties from their tracks (which accounted for approximately 72% of revenues);

•	Railroad Tie Derived Fuel (RTDF) Sales (current inventory) – Wood Energy sold ground ties as a fuel source to the co-generation market (which accounted for approximately 14% of revenues);
•	Whole Ties – Wood Energy sold higher-quality reclaimed railroad ties to wholesale landscape companies and industrial users for use as relay ties (which accounted for approximately 13% of revenues); and
•	Wood Products – Wood Energy sold scrap railroad ties to third parties for processing for co-generation markets as fuel (which accounted for less than 1% of revenues).

Our contract with Union Pacific Corporation (UP) expired on December 31, 2012 and our contract with the Kansas City Southern Railroad (KCS) expires on March 31, 2013, although we are no longer working projects under this contract. We disposed of the majority of such railroad ties at an International Paper Company (IP) plant in Louisiana. In 2012, UP, KCS and IP accounted for approximately 66%, 5% and 11% of our revenue, respectively.

Total employees at December 31, 2012 were 16 full time employees.

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

On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time. Because members of our new management team have experience with the railroad industry, we began investigating acquisitions of companies in the rail industry. In the spring of 2009, we entered negotiations with the owners of Wood Energy to acquire the company. As a result of the acquisition of Wood Energy, we were no longer a shell company and were engaged in the business of railroad tie reclamation and disposal until Wood Energy’s bankruptcy filing. On January 4, 2010, we changed our name to Banyan Rail Services Inc. to reflect our new business.

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

Risks Relating to Our Company

 Wood Energy has declared bankruptcy and our railroad tie reclamation and disposal operations have ceased.

On January 11, 2013, our operating subsidiary, Wood Energy, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (Case 13-10688-PGH). On February 5, 2013, the bankruptcy court granted Wood Energy’s motion to convert the case to one under Chapter 7 of the Bankruptcy Code. Wood Energy moved for the conversion because it lacks the funds necessary to continue operations. Wood Energy has ceased operating and the bankruptcy trustee is currently in the process of liquidating Wood Energy’s assets. Although we expect that proceeds from the sale of assets could significantly reduce or potentially eliminate Wood Energy’s debts, we cannot guarantee the results of the bankruptcy proceeding and potential sale of assets. Banyan has guaranteed certain debts of Wood Energy and may be liable for these obligations if they are not satisfied in the bankruptcy.

Wood Energy has defaulted on its loans and Banyan has been sued for payment.

Wood Energy failed to make the January 2013 payment to Fifth Third Bank under a $3.0 million term note. In addition to the term loan, Wood Energy has a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with Fifth Third. Banyan has guaranteed all three loans. On February 7, 2013, Fifth Third filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). In its complaint Fifth Third claims to accelerate the due date of all three loans and seeks payment pursuant to the guaranty in the principal amount of approximately $3.6 million plus interest. We are currently reviewing Fifth Third’s claim and will respond in a timely manner. In connection with the bankruptcy proceedings discussed above, we expect the assets of Wood Energy to be liquidated and to realize sale proceeds that would significantly reduce or eliminate the debt owed to Fifth Third. However, we cannot predict the outcome of the litigation or guarantee the results of the bankruptcy proceeding and potential sale of assets. The Fifth Third suit could place significant constraints on Banyan’s ability to attract additional investors for future growth.

We have incurred debt and issued preferred stock, all of which may decrease both our net income available to common shareholders and cash flow.

In addition to our credit lines and term note with Fifth Third discussed above, we have entered into a demand loan with Banyan Holdings, LLC, formerly known as Patriot Rail Services, Inc. (“Banyan Holdings”) in the amount of $225,000, and have issued 49,950 shares of preferred stock for working capital needs in the amount of $5.07 million. Our chairman is the President of Banyan Holdings. During 2012, due to lack of cash flow, we were unable to pay the required dividend on the preferred stock and offered to pay the accrued dividends in common stock in lieu of cash. Substantially all of our preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends are expected to be paid in March 2013. However, we cannot guarantee that the preferred shareholders will continue to accept common shares in lieu of cash.

Although investments in leveraged companies offer the opportunity for capital appreciation, leveraged investments also involve a high degree of risk. The amount of our debt and preferred stock outstanding could have important consequences for us and our investors. For example, it could:

•	require us to dedicate a substantial portion of our cash flow obtained from financing to payments on our debt or mandatory preferred stock dividends, thereby reducing funds available for acquisitions, and other appropriate business development opportunities that may arise in the future,
•	make it difficult to satisfy our debt service requirements,
•	impede our ability to raise additional capital necessary to fund potential acquisitions or operate our business, and
6

•	limit our flexibility in conducting our business plan of identifying and acquiring an operating company, which may place us at a disadvantage compared to competitors with less preferred stock and debt or debt with less restrictive terms.

Our ability to make scheduled payments of the principal of and to pay interest or dividends on our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. We currently have no operations generating cash flow to service our debt, pay preferred stock dividends or meet our other cash needs.

We will need to raise additional capital, which may not be available to us and may limit our operations or growth.

We will need additional capital to fund the implementation of our business plan. We cannot assure you that any necessary subsequent financing will be successful. Our future liquidity and capital requirements are difficult to predict as they depend upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We will need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth and operations may be impeded. In addition, if we raise capital by selling additional shares of stock, your percentage ownership in Banyan will be diluted.

We may not be able to successfully acquire or integrate a new business.

We face a variety of risks associated with acquiring and integrating new business operations, including the liquidation of Wood Energy.  The growth and success of our business will depend to a significant extent on a favorable liquidation of Wood Energy and to acquire and operate new assets or businesses. We may compete with companies that have significantly greater resources than we do for potential acquisition candidates.  We cannot provide assurance that we will be able to:

•	identify suitable acquisition candidates or opportunities,
•	acquire assets or business operations on commercially acceptable terms,
•	obtain financing necessary to complete an acquisition on reasonable terms or at all,
•	manage effectively the operations of acquired businesses, or
•	achieve our operating and growth strategies with respect to the acquired assets or businesses.

Businesses that we acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on our business, financial condition, and operating results.

Certain affiliates and employees own a significant interest in Banyan.

A company affiliated with certain directors, officers and an independent director, control 46.5% of our outstanding shares (66.0% if they exercised their options and converted their shares of preferred stock). Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices.

Risks Relating to Our Shares

Directors’ options and outstanding convertible preferred stock may depress the price of our common stock.

As a result of the private placements including issuances of preferred stock in 2012, there are shares of outstanding preferred stock which can be converted into as many as 2,664,673 shares of our common stock for $0.90 to $2.50 per share.  In addition, as of December 31, 2012 we have issued options to purchase 175,000 shares to our directors as compensation for serving on the board at prices ranging from $2.00 to $3.50 a share. If the directors’ options are exercised or the shares of preferred stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of preferred stock or the exercise of options could depress the price of our stock if there isn’t enough demand for the shares in the market. Even if the shares of preferred stock are not converted, the large number of shares issuable upon conversion of the preferred stock could cause an overhang on the market.

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

We have issued 49,950 shares of preferred stock, pursuant to our certificate of incorporation; our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the preferred stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our preferred stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock.

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

Item 2. Properties.

We do not own any real property. During 2011 through the lease termination in February 2012, Wood Energy leased executive office space from an unrelated third party in St. Louis for $1,250 per month. During 2011 through March 2012, Wood Energy also leased fully permitted land and improvements in Louisiana for the storage, grinding and handling of our railroad ties from an unrelated third party on a year-to-year basis for $3,000 per month.

As of January 2012, Wood Energy was leasing ten acres of fully permitted land and land improvements, including the storage track for loading and unloading railcars in Louisiana, for $10,000 per year, with a contractual obligation for 1,200 rail car loads at the facility at an average price of $300 per car.

Item 3. Legal Proceedings.

As a result of Wood Energy’s failure to make the January 2013 payment to Fifth Third Bank under a $3.0 million term note (in addition to the term loan, Wood Energy has a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with Fifth Third; Banyan has guaranteed all three loans), and Wood’s subsequent bankruptcy filing, on February 7, 2013, Fifth Third filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). In its complaint Fifth Third claims to accelerate the due date of all three loans and seeks payment pursuant to Banyan’s guaranty in the principal amount of approximately $3.6 million with interest of approximately $23,000.

We are currently reviewing Fifth Third’s claim and will respond in a timely manner. In connection with the bankruptcy proceedings discussed above, we expect the assets of Wood Energy to be liquidated and to realize sale proceeds that could significantly reduce or eliminate the debt owed to Fifth Third. However, we cannot predict the outcome of the litigation or guarantee the results of the bankruptcy proceeding and potential sale of assets.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “BARA”. The last reported sale price on March 15, 2013 was $0.79 per share. The following table lists the high and low closing sale prices of our stock during 2012 and 2011 as reported on OTC Bulletin Board®. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended December 31,
	2012		2011
	High	Low	High	Low
Fourth Quarter	$1.25	$0.88	$2.50	$1.10
Third Quarter	$2.00	$0.75	$2.75	$1.75
Second Quarter	$2.80	$1.51	$3.00	$2.25
First Quarter	$3.00	$1.10	$3.50	$2.10

There were approximately 1,686 stockholders of record of Banyan’s common stock as of March 15, 2013. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

Common Stock

As of December 31, 2012, our certificate of incorporation provided that we were authorized to issue 7.5 million shares of common stock, par value $0.01 per share. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors. Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions. Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts, preferred stock and other liabilities.

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

Dividends

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our common stock.  Even if we did not intend to reinvest our earnings, our credit facilities prohibit Wood Energy from paying dividends to Banyan without our senior lender’s consent and limits the amount of management fees Wood Energy may pay to Banyan.  These restrictions on Wood Energy, coupled with Wood’s recent bankruptcy filing, make the payment of dividends by Banyan to its common shareholders unlikely.

Stock Options

In 2012, no compensatory stock options were issued.

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

Bankruptcy. On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, Case No. 13 – 10688-PGH. We were not successful in arranging financing to continue to operate our business as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and on February 5, 2013 Wood Energy filed a motion to voluntarily convert the case to a Chapter 7 Bankruptcy.

Wood Energy

Wood Energy, headquartered in Boca Raton, Florida, was a railroad tie reclamation and disposal company. Founded in 2001, we provided railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million as of 2011) and industrial customers.   We operated primarily in the southern region of the United States of America. Our services included removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets.  In 2012, we removed and disposed of approximately 520,000 railroad ties, 73% of which were used by the co-generation market and 27% for the landscape and relay markets.

Recent Events

Common and Preferred Stock Issuances

On September 24, 2012, the Company issued 434,783 shares of common stock to Banyan Holdings, LLC, formerly known as Patriot Rail Services, Inc. (“Banyan Holdings”). The common shares were issued for $1.15 per share, or $500,000 in the aggregate. The proceeds received were used to fund working capital requirements. Our chairman is the President of Banyan Holdings.

During 2012, the Company issued 2,150 and 9,950 shares of its Series C Preferred stock to a major shareholder and Banyan Holdings, respectively for $100 per share, or $1,210,000 in the aggregate. The proceeds received were used to fund working capital requirements.

On March 19, 2013, the Company issued 564,110 shares of common stock to Banyan Holdings in exchange for the cancellation of the loan payable in the amount of $225,000 and the advances of $186,800 subsequent to December 31, 2012.

The Company has no obligation to redeem the series A, B or C preferred stock at any time.

Financing Agreements

On November 12, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $150,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements. The loan was subsequently converted into shares of its Series C Preferred stock.

On December 28, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $225,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements.

Contract Renewal

In October 2012 we submitted a bid to renew a portion of our expiring contract with a major customer. This proposal would eliminate the unprofitable tie pick up portion of our business with this customer but would retain the profitable grinding and disposal portion of our business. We were notified that we were not successful in our efforts to renew this contract.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the year ended December 31, 2012, there were no significant changes to the critical accounting policies.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2012 and 2011, the Company recorded an allowance for doubtful accounts of $63,938 and $0, respectively.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $0 and $2,050,163 as of December 31, 2012 and 2011, respectively. These amounts represented unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

We are currently seeking to sell the assets of Wood Energy with Bankruptcy Court approval. The sale process may take considerable time and a sale price is not estimable at this time.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value. During the year ended December 31, 2012, the carrying amount of goodwill was deemed impaired, and $3,658,364 was recorded as a loss in impairment of goodwill and intangible assets in the consolidated statement of operations.

Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the year ended December 31, 2012, the carrying amount of intangible assets of $1,197,322 was deemed impaired and was recorded as a loss in impairment of goodwill and intangible assets in the consolidated statement of operations.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and scrap tie fuel markets. Inventory at December 31, 2012 and 2011 was approximately $0 and $35,000 and included in prepaid and other current assets on the consolidated balance sheet.

Consolidated Results of Operations - Banyan and Wood Energy

The following table summarizes our results for the years ended December 31, 2012 and 2011:

	Consolidated Results of Operations
	For the years ended December 31,
			Variance
	2012	2011	$	%
Revenues	$5,917,259	$5,278,304	638,955	12%
Cost of goods sold	7,209,635	3,921,744	(3,287,891)	-84%
Gross profit (loss)	(1,292,376)	1,356,560	(2,648,936)	-195%
General & administrative expenses	1,758,383	1,869,110	110,727	6%
Loss on impairment of goodwill and intangible assets	4,855,686	-	(4,855,686)	N/A
Loss from operations	(7,906,445)	(512,550)	(7,393,895)	-1443%
Interest expense - net	444,024	316,500	(127,524)	-40%
Loss before income taxes	(8,350,469)	(829,050)	(7,521,419)	-907%
Income tax provision	569,582	-	(569,582)	N/A
Net loss	$(8,920,051)	$(829,050)	$(8,091,001)	-976%

Revenues

Revenue for the year ended December 31, 2012 was $5,917,259 an increase of $638,955 or 12% as compared to revenue of $5,278,304 in 2011. The principal reason for the increase was that the Company completed its work under an expiring contract which reduced deferred revenue to $0 in 2012, resulting in an increase in tie pickup revenue of approximately $1.6 million. The Company had a decrease of revenue at its grinding operations and tie and wood sales in 2012 of approximately $303,000 and $453,000, respectively. The decrease in fuel sales was primarily caused by the continued effects of the mechanical breakdown and fire at its grinding facility in September of 2011. The Company recorded an accrual for $190,000 for business interruption insurance proceeds, for which it expects to be paid in 2013.

Gross Profit (Loss)

Gross profit (loss) was (22%) for the year ended December 31, 2012, compared to a gross profit of 26% in 2011. The principal reasons for the change in gross profit were; a decreased higher margin landscape and relay tie sales of approximately $453,000 in 2012 as compared to 2011; a 33% decrease in gross profit on tie pickup projects.; and a 38% decrease in gross profit at the grinding facility, which was the result of lingering equipment and delivery issues experienced throughout the year. These issues resulted in unplanned production shutdowns and postponements of fuel deliveries to our customer.

The decrease in gross profit on the tie pickup projects was the result of management’s decision in the third quarter to not complete projects that were not deemed profitable. This decision resulted in a write off of approximately $918,000 of retainage against revenues for the year ended December 31, 2012, resulting in a -24% change in gross profit. In addition, cost of goods sold increased by $3,287,891 primarily due to the write off of prior deferred costs decreasing.

Impairment of Goodwill and Intangibles

Goodwill and intangible assets were deemed impaired as of December 31, 2012 and resulted in a charge of $4,855,686 for the period then ended. The assets were deemed impaired due to the non-renewal of the contract from which both of these assets related.

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The below table summarizes the general and administrative expenses for the years ended December 31, 2012 and 2011:

	G & A expenses
	For the years ending December 31,
			Variance
	2012	2011	$	%

Compensation costs	$538,848	$887,498	$348,650	39%
Professional fees and public company costs	204,053	193,976	(10,077)	-5%
Amortization of intangible assets	139,299	225,675	86,376	38%
Other costs	876,183	561,961	(314,222)	-56%
Consolidated general and administrative	$1,758,384	$1,869,111	$110,727	6%

General and administrative expenses for the year ended December 31, 2012 were $1,758,384 as compared to $1,869,111 for the year ended December 31, 2011. The primary reasons for the decrease were reductions in compensation costs of $348,650 and $86,376 in scheduled amortization. The reduction in Wood Energy’s compensation costs was directly related to the restructuring of its management team. These savings were offset by an increase in other costs of $314,222, which were the result of losses on disposals of equipment of approximately $163,000, an increase in insurance costs of approximately $81,000 due to the higher loss runs in 2011, and the recording of an allowance for bad debts of approximately $64,000.

Interest expense

Interest expense was $444,024 for the year ended December 31, 2012 as compared to $316,500 for the year ended December 31, 2011. The increase was due to the increased borrowings during 2012 as compared to 2011 and the write off of approximately $93,000 of deferred loan costs.

Income tax expense

Income tax expense was $569,582 for the year ended December 31, 2012 as compared to $0 for the year ended December 31, 2011. The increase in expense is the result of the Company recording an additional valuation allowance against its deferred tax assets in the amount of $2,176,235.

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

The Company's net deferred tax assets before valuation allowance as of December 31, 2012 was $2,431,924, most of which relates to net operating losses that expire from 2018 to 2032. The Company recorded an operating loss for the year and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was ($2.73) per share for the year ending December 31, 2012 compared to ($0.42) per share for the year ending December 31, 2011. The difference of ($2.31) per common share is primarily due the impairment of goodwill and intangibles ($1.40 per share), an increased loss from operations ($0.73 per share),the recording of the non-cash valuation allowance ($0.16 per share), amortization of the beneficial conversion feature embedded in the series A preferred stock issued in 2010 ($0.05 per share), the increase in preferred stock dividends ($0.04 per share), and the write off of deferred loan costs ($0.03) which increased the net loss attributable to common stockholders as compared to 2011.

Financial Condition and Liquidity

Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance at December 31, 2012 and 2011 were $5,745 and $314,233, respectively. The following is a summary of our cash flow activity for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
Net cash (used in) provided by operating activities	$(1,605,310)	$197,698
Net cash used in investing activities	$(1,023,945)	$(78,486)
Net cash provided by financing activities	$2,320,767	$133,052

Net cash(used in) provided by operating activities

For the year ended December 31, 2012, our net loss of $(8,920,051) adjusted for non-cash expenses and benefits was approximately $(2,036,000). This was offset by an increase in accounts payable which provided cash of approximately $450,000 and a decrease in accounts receivable of approximately $65,000. For the year ended December 31, 2011, our net loss of $(829,050) adjusted for non-cash expenses and benefits was approximately $(65,000). This was offset by a decrease in accounts receivable which provided cash of approximately $240,000 and cash generated from deferred revenues in excess of deferred costs of approximately $65,000.

At December 31, 2012, the Company had a net working capital deficiency of approximately $5,600,000 as compared to a net working capital deficiency of approximately $1,498,000 at December 31, 2011. For the year ended December 31, 2012 the Company incurred negative cash flows from operating activities of ($1,605,310) as compared to positive cash flows from operating activities of $197,698 for the year ended December 31, 2011. In addition, the Company reclassified its long term debt to current (approximately $3,000,000) due to the covenant violation as of the period ended September 30, 2012 and the subsequent bankruptcy filing of Wood Energy in January 2013. The Company recognizes that as a result of the Wood Energy bankruptcy petition and the lack of operations and cash flow that it will have to rely upon future capital contributions from investors to generate cash flow for the foreseeable future.

As of December 31, 2012 and 2011, deferred revenue was $0 and $2,050,163, respectively, which we invoiced as each of the projects was completed, and the deferred costs incurred related to the fulfillment of uncompleted jobs was $0 and $2,189,610, respectively. We completed the work associated with our expired contract with a Class I railroad, and therefore have recognized all deferred revenues and costs associated with the contract.

Net cash used in investing activities

During the year ended December 31, 2012, the Company purchased $1,023,945 of equipment primarily for the processing of ties at its new Gibsland, Louisiana grinding facility.

For the year ended December 31, 2011, the Company purchased $601,551 of equipment primarily for the processing of ties at its Louisiana grinding facility, as well as additional equipment required for the pickup and removal of ties for a new customer. This was offset by the sale of equipment taken out of service for approximately $523,000 primarily due to the fire at our grinding facility in September of 2011.

Net cash provided by financing activities

On May 11, 2012, the Company completed a refinancing of its existing debt into one $3.0 million term note that matures on June 1, 2017. The new term note has principal payments of $50,000 per month plus interest. The note bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2012). The note is secured by certain of the Company's assets.

On May 11, 2012, the Company completed the financing of a new $1.0 million line of credit for working capital and a $500,000 line of credit for capital expenditures (any availability was terminated in conjunction with the First Amendment to Amended and Restated Loan and Security Agreement dated November 30, 2012). The working capital line will mature on June 1, 2017 and the capital expenditure line will mature on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. Both loans bear interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2012), and are secured by certain of the Company’s assets.

At December 31, 2012, the Company was in violation of the fixed cost charge and the total debt to EBITDA covenants of its term loans and credit lines.

As a result of the failure to make the January 2013 payment to Fifth Third Bank under a $3.0 million term note (in addition to the term loan, Wood Energy has a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with Fifth Third. Banyan has guaranteed all three loans), and Wood’s subsequent bankruptcy filing, on February 7, 2013, Fifth Third filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). In its complaint Fifth Third claims to accelerate the due date of all three loans and seeks payment pursuant to the guaranty in the principal amount of approximately $3.6 million with interest of approximately $23,000.

We are currently reviewing Fifth Third’s claim and will respond in a timely manner. In connection with the bankruptcy proceedings discussed above, we expect the assets of Wood Energy to be liquidated and to realize sale proceeds that could significantly reduce or eliminate the debt owed to Fifth Third. However, we cannot predict the outcome of the litigation or guarantee the results of the bankruptcy proceeding and potential sale of assets.

On November 12, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $150,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements. The loan was subsequently converted into 1,500 shares of its Series C Preferred stock.

On December 28, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $225,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements.

As of December 31, 2012, $151,412 was available under the working capital credit line. However due to the bankruptcy filing of Wood Energy, these lines have been terminated.

On September 24, 2012, the Company issued 434,783 shares of common stock for $500,000 to Banyan Holdings. The proceeds were used for both working capital purposes.

During 2012 the Company issued 9,950 shares of its Series C Preferred stock to Banyan Holdings. The preferred shares were issued for $100 per share, or $995,000 in the aggregate at a conversion price of ranging between $0.90 and $2.50 per share of common stock. Also in 2012, the Company issued 2,150 shares of Series C Preferred stock to a significant shareholder and board member for $100 per share, or $215,000 in the aggregate with a conversion price of $2.50 per share of common stock. The proceeds of the money received were used to fund working capital requirements.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2012 in the amount of $483,660. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends are expected to be distributed in March 2013.

On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, Case No. 13 – 10688-PGH. We were not successful in arranging financing to continue to operate our business as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and therefore on February 5, 2013 Wood Energy filed a motion to voluntarily convert the case to a Chapter 7 Bankruptcy.

On March 19, 2013, the Company issued 564,110 shares of common stock to Banyan Holdings in exchange for the cancellation of the loan payable in the amount of $225,000 and the advances of $186,800 subsequent to December 31, 2012.

New Accounting Pronouncements

See Note 4 to the consolidated financial statements, Recently Issued Accounting Pronouncements

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2012 and 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2012 and 2011 follow this annual report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

At the end of December 31, 2012 we carried out evaluations under the direction of the Chief Executive Officer and Chief Financial Officer of our effectiveness of internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2012, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are:

Gary O. Marino, age 68, joined our board in January 2007, was appointed chairman in January 2008 and chief executive officer in November 2008. Mr. Marino currently serves as the Chairman, President and CEO of International Rail Partners, LLC, a startup company in the business of investing in railroads around the world. Mr. Marino served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, from 2005 until its sale in 2012, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his extensive knowledge of the railroad industry as well as his banking experience.

Paul S. Dennis, age 74, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Bennett Marks, age 64, joined the board and was appointed vice president and chief financial officer in November 2008. On May 26, 2011, Mr. Marks resigned as chief financial officer due to other business responsibilities. Mr. Marks remains a director of the Company. Mr. Marks has been executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads, from 2005 until his resignation in December 2012 to pursue other business ventures. Mr. Marks currently serves as an Executive V.P. and CFO of International Rail Partners, LLC, a startup company in the business of investing in railroads around the world. Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc., he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has more than twenty years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach, Florida office. A licensed CPA in Florida and New York, he has held leadership positions in a variety of community, charitable, and professional organizations. Mr. Marks received his degree in accounting from New York University. We believe Mr. Marks is well qualified to serve on the board due to his extensive finance and accounting knowledge as well as his experience in the railroad industry.

Donald D. Redfearn, age 60, joined the board in January 2011 and has served as Banyan’s President since May 2011. Mr. Redfearn currently serves and Executive V.P. of International Rail Partners, LLC, a startup company in the business of investing in railroads around the world, and served in a similar capacity at Patriot Rail Corp. from 2010 until its sale in 2012. Mr. Redfearn has been the owner of Redfearn Enterprises, LLC, a real estate holding company, since 2007. From 2004 to 2007, he served as president of RailAmerica, Inc., a railroad holding company, and from 1989 to 2004 he served as executive vice president of RailAmerica. He also served as a director of RailAmerica since its inception in 1986 through 2007. Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University. Active in local charities, Mr. Redfearn is a member of the United Way Leadership Circle. We believe Mr. Redfearn is highly qualified to serve as a director due to his experience in the railroad industry.

Jon Ryan, age 41, has served as Banyan Rail’s Chief Financial Officer since May 2011. He has over 15 years of major accounting firm experience, including as a Senior Assurance Manager at both Ernst & Young in Fort Lauderdale, Florida, and Smoak, Davis & Nixon LLP in Jacksonville, Florida. Most recently he was Corporate Controller at the The Gazit Group, USA, a subsidiary of Gazit-Globe, one of the world’s leading multi-national real estate development and management companies. Mr. Ryan, a CPA, holds a Bachelor of Business Administration from the University of North Florida.

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

Code of Ethics

In March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Gary O. Marino, 2255 Glades Road, Suite 111-E, Boca Raton, Florida 33431.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2012 Gary O. Marino, our Chief Executive Officer, failed to timely file a Form 4 on one occasion reporting the acquisition of shares of Series C Preferred Stock. The report was subsequently filed. Based solely on our review of copies of reports furnished to us, we believe that all other Section 16(a) filing requirements were timely met in 2012. Copies of these filings are available on the SEC’s website at www.sec.gov.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary O. Marino	2012	—	—	—	—	—
Chairman, President and Chief Executive Officer(1)	2011	—	—	—	—	—
Jon Ryan	2012	158,695	—	—	—	158,695
Chief Financial Officer	2011	99,855	—	25,000	—	124,855

(1)	Mr. Marino does not receive compensation for service as our chairman, president and chief executive officer. Mr. Marino was appointed our chief executive officer in November 2008. The fair value of stock options is determined as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 11, “Stock-Based Compensation” to our attached consolidated financial statements.

Outstanding Equity Awards at December 31, 2012

The following table summarizes information with respect to the stock options held by the executive officers and employees listed in our summary compensation table as of December 31, 2012.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Gary O. Marino	25,000	—	$3.50	02/11/2015	(1)
	25,000	—	$2.70	06/01/2014	(2)
Jon Ryan	25,000	25,000	$2.06	06/26/2016	(3)

(1)	Options vested on February 11, 2010, the date of grant.
(2)	Options vested on June 1, 2009, the date of grant.
(3)	Options vest in three annual installments which began July 26, 2012.

Director Compensation

No compensation was paid to our directors in 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors, executive officers listed under executive compensation and significant stockholders as of March 15, 2013.

Name and Address(1)	Common Stock	Stock Options(2)	Preferred Stock(3)	Total	Percentage(4)

Gary O. Marino(5)
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	1,372,022	50,000	1,728,667	3,150,689	55.8%

Paul S. Dennis(6)
16330 Vintage Oaks Lane,
Delray Beach, FL 33484	423,744	50,000	286,000	759,744	18.1%

Bennett Marks
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	-	50,000	-	50,000	1.3%

Donald D. Redfearn
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	-	25,000	-	25,000	0.6%

Jon Ryan (9)
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	-	25,000		25,000	0.6%

Greg Smith(7)
2016 Kingspointe Drive
Chesterfield, MO 63005	166,667	-	100,000	266,667	6.7%

Andy C. Lewis(8)
868 South Allis Rd.
Wilmar, AR 71675	187,084	-	100,000	287,084	7.2%

All directors, and executive officers as a group	2,149,517	200,000	2,214,667	4,564,184	72.7%

				3,866,614

______________

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	Shares of common stock into which shares of series A, B or C preferred stock held by the beneficial owner are convertible.
(4)	Assumes the exercise of options, conversion of series A, B or C preferred stock into common stock by that beneficial owner, but no others.
(5)	All shares of common stock and preferred stock are held by Banyan Holdings LLC. Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the President of Banyan Holdings.
(6)	355,994 shares of common stock and all shares of preferred stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(7)	All shares of common stock and preferred stock are held by the Stephanie G. Smith Trust u/a dated December 20, 1995, as amended, Stephanie G. Smith and Greg Smith, Trustees.
(8)	All shares of common stock and preferred stock are held by the Andy C. Lewis and Michelle D. Lewis Revocable Trust.
(9)	25,000 options issued on July 26, 2011. The options vest in three equal annual installments beginning July 26, 2012 and expire July 26, 2016.

Equity Compensation Plan Information

In 2011, 25,000 options were issued to management. We have not issued any other options, warrants or rights in 2012. In 2011, 25,000 options expired for both a director and former member of management. Our equity plans are summarized in the following table.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Banyan had an agreement with Patriot Rail Corp. (“Patriot Rail”), a former related party through common ownership until June 2012, for office space and administrative services at the Company’s Boca Raton, Florida headquarters. Our Chairman and CEO, Gary O. Marino; President, Donald Redfearn; and Director, Bennett Marks; were officers and significant stockholders of Patriot Rail. Banyan paid Patriot Rail $6,000 a month for these services and the term of the agreement was month to month. We believe that Banyan would not be able to obtain these services from an unrelated third party on terms equivalent to those offered by Patriot Rail. Banyan currently shares office space with International Rail Partners LLC, a party related to Banyan through the same common officers and directors. Banyan is not required to make any payments for this office space.

On August 29, 2011, Wood Energy entered into a lease with a former related party for a new facility in Gibsland, La. This lease is subject to compromise under the laws of Chapter 7 bankruptcy. This facility replaced the Company’s facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The lease calls for annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car.

Wood Energy sold relay ties to Patriot Rail during 2011 for use in Patriot Rail’s short line track maintenance. We believe the amount per tie is commensurate with what Patriot Rail would pay for a similar quality tie from an unrelated third party.

During 2012 the Company issued 9,950 shares of its Series C Preferred Stock of Banyan Holdings. The preferred shares were issued for $100 a share, or $995,000 in the aggregate.

On September 24, 2012, the Company issued 434,783 shares of common stock for $500,000 to Banyan Holdings. The proceeds were used for both working capital purposes.

On November 12, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $150,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements. The loan was subsequently converted into 1,500 shares of its Series C Preferred stock.

On December 28, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $225,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements.

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

Item 14.     Principal Accounting Fees and Services.

DaszkalBolton LLP serves as our independent registered public accounting firm and was paid $95,500 and $87,500 for their audit and review of the financial statements and financial information contained in our filings for the years ended December 31, 2012 and 2011, respectively. Additionally, DaszkalBolton LLP has been approved by the audit committee and paid $13,500 and $21,950 to perform certain tax services for the years ended December 31, 2012 and 2011, respectively.

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

3.1

Restated Certificate of Incorporation. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed April 15, 2010 is incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.
3.3	Certificate of Correction. Exhibit 3.1 to the Form 8-K filed March 14, 2011 is incorporated by reference herein.
3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.
3.5	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.
3.6	Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated July 5, 2011 is incorporated by reference herein.

3.7	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated April 11, 2012 is incorporated by reference herein.

3.8	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

4.1	Form of Series A Convertible Debenture. Exhibit 4.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.1	Contract for Work or Services dated as of January 1, 2009 between Union Pacific Railroad Company and Wood Energy Group Inc. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 is incorporated by reference herein.

10.2	Loan and Security Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.3	Term Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.2 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.4	Revolving Note for Working Capital Credit Line, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.3 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.5	Capex Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.6	Guaranty, dated September 4, 2009 by the Registrant in favor of Fifth Third Bank. Exhibit 10.5 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.7**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Greg Smith. Exhibit 10.6 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.8**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.7 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.9	Agreement for Use of Office and Administrative Services between Patriot Rail Corp. and The Wood Energy Group, Inc. dated September 4, 2009. Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010 filed on April 4, 2011 is incorporated by reference herein.

10.10	Lease Agreement, dated January 11, 2010 by and between The Wood Energy Group, Inc. and Bailey Bark Material, Inc. Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010 filed on April 4, 2011 is incorporated by reference herein.

10.11	Second Amendment to Loan and Security Agreement, dated as of April 7, 2011, by and between The Wood Energy Group, Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.12	Second Substitute Revolving Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.2 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.13	Second Substitute Capex Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.3 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.14	Term Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.15	First Amended Agreement for use of Office and Administrative Services dated July 26, 2011 between the Company and Patriot Rail Corp. Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2011 as filed September 12, 2011 is incorporated by reference herein.

10.16	Land lease dated August 29, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy. Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 as filed on November 14, 2011 is incorporated by reference herein.

10.17	Service Agreement dated September 23, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy. Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2011 as filed on November 14, 2011 is incorporated by reference herein.

10.18**	Letter of employment dated October 11, 2011 between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 as filed on November 14, 2011 is incorporated by reference herein.

10.19	Third Substitute Revolving Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated March 30, 2012. Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.20	Master Loan and Security Agreement between The Wood Energy Group, Inc. and Fifth Third Bank dated March 26, 2012. Exhibit 10. 2 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.21	Promissory Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated March 26, 2012. Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.22	Amended and Restated Loan and Security Agreement between The Wood Energy Group, Inc. and Fifth Third Bank dated May 11, 2012. Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.23	Revolving Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012. Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.24	Capex Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012. Exhibit 10.6 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.25	Term Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012. Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.26	Amended and Restated Corporate Guaranty of Banyan Rail Services Inc. in favor of Fifth Third Bank dated May 11, 2012. Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.27	Amended and Stock Pledge Agreement of Banyan Rail Services Inc. in favor of Fifth Third Bank dated May 11, 2012. Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.28	Demand promissory note of Banyan Rail Services, Inc. in the original principal amount of $150,000 payable to Banyan Holdings, LLC dated November 12, 2012. Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2012 as filed on November 19, 2012 is incorporated by reference herein.

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

**Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Banyan Rail Services Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Rail Services Inc.

Date: March 25, 2013	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 25, 2013	/s/ Jon Ryan
By Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: March 25, 2013	/s/ Gary O. Marino
By Gary O. Marino,
Chief Executive Officer and Chairman of the Board

Date: March 25, 2013	/s/ Jon Ryan
By Jon Ryan,
Chief Financial Officer

Date: March 25, 2013	/s/ Bennett Marks
By Bennett Marks, Director

Date: March 25, 2013	/s/ Paul S. Dennis
By Paul S. Dennis, Director

Date: March 25, 2013	/s/ Donald D. Redfearn
By Donald D. Redfearn, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Banyan Rail Services, Inc.

We have audited the accompanying consolidated balance sheets of Banyan Rail Services, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Rail Services, Inc., as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net capital deficiency and continues to experience recurring losses and negative cash flows from operations. In addition, subsequent to December 31, 2012, the operating subsidiary of the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, which consequently was converted to a case under Chapter 7 of the Bankruptcy Code. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Boca Raton, FL

March 25, 2013

Banyan Rail Services Inc. and Subsidiary

Consolidated Balance Sheets

As of December 31,

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$5,745	$314,233
Accounts receivable - trade and other receivables (net of allowance of $63,938 and $0, respectively)	319,100	448,279
Cost incurred related to deferred revenue	-	2,189,610
Prepaid expenses and other current assets	78,079	98,664
Total current assets	402,924	3,050,786

Property and equipment, net	2,732,664	2,649,764

Other assets
Deferred income taxes	-	569,582
Identifiable intangible assets, net	-	1,336,622
Goodwill	-	3,658,364
Other assets	6,541	135,026
Total other assets	6,541	5,699,594

Total assets	$3,142,129	$11,400,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,107,903	$882,747
Deferred revenue (net of retainage of $0 and $758,849, respectively)	-	2,050,163
Revolving credit line	848,588	699,140
Current portion of long-term debt	3,049,680	744,066
Current portion of capital leases	278,397	131,690
Demand loan - related party	225,000	-
Accrued dividends	483,660	216,223
Total current liabilities	5,993,228	4,724,029

Long-term debt, less current portion	-	1,743,339
Capital leases, less current portion	-	144,967
Total liabilities	5,993,228	6,612,335

Commitments and contingencies

Stockholders' (deficit) equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	675,775	832,036
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 19,950 and 7,850 shares issued at December 31, 2012 and 2011, respectively	1,995,000	785,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 3,480,639 and 3,045,856 issued as of December 31, 2012 and 2011, respectively	34,806	30,458
Additional paid-in capital	93,122,112	92,899,056
Accumulated deficit	(98,608,303)	(89,688,252)
Treasury stock, at cost, 28,276 shares	(70,689)	(70,689)
Total stockholders' (deficit) equity	(2,851,099)	4,787,809

Total liabilities and stockholders' (deficit) equity	$3,142,129	$11,400,144

See Notes to Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011

Revenues	$5,917,259	$5,278,304
Cost of sales	7,209,635	3,921,744
Gross profit (loss)	(1,292,376)	1,356,560
General & administrative expenses	1,758,383	1,869,110
Loss on impairment of goodwill and intangible assets	4,855,686	-
Loss from operations	(7,906,445)	(512,550)
Interest expense	444,024	316,500
Loss before income taxes	(8,350,469)	(829,050)
Income tax provision	569,582	-
Net loss	$(8,920,051)	$(829,050)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(434,395)	(312,495)
Amortization of preferred stock beneficial conversion feature	(156,261)	(144,400)
Total dividends for the benefit of preferred stockholders	(590,656)	(456,895)
Net loss attributable to common stockholders	$(9,510,707)	$(1,285,945)

Weighted average number of common shares outstanding:
Basic and diluted	3,480,639	3,045,856

Net loss per common share, basic and diluted	$(2.56)	$(0.27)
Net loss attributable to common shareholders per share	$(2.73)	$(0.42)

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,920,051)	$(829,050)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	938,993	678,060
Amortization of identifiable intangible assets	139,299	225,675
Stock compensation expense	5,538	28,153
Deferred income taxes	569,582	-
Amortization of deferred loan costs	148,620	58,096
(Loss) gain on sales of equipment	162,790	(226,398)
Loss on impairment of goodwill and intangibles	4,855,686	-
Provision for bad debts	63,938	-
Changes in assets and liabilities:
Decrease in accounts receivable	65,241	239,855
Decrease (increase) in costs incurred related to deferred revenue	2,189,610	(1,211,732)
Decrease in prepaid expenses and other current assets	20,585	17,347
Increase in other assets	(20,135)	(21,580)
Increase (decrease) in accounts payable and accrued expenses	225,157	(52,042)
(Decrease) increase in deferred revenue	(2,050,163)	1,291,314
Net cash (used in) provided by operating activities	(1,605,310)	197,698

Cash flows used in investing activities:
Acquisition of property and equipment	(1,023,945)	(601,551)
Proceeds from the sale of equipment	-	523,065
Net cash used in investing activities	(1,023,945)	(78,486)

Cash flows provided by financing activities:
Proceeds from sale of common stock	500,000	-
Proceeds from sale of preferred stock	1,210,000	1,178,383
Payment of preferred stock dividends	(166,958)	(201,835)
Proceeds on demand loan - related party	225,000	-
Proceeds from long-term debt	3,654,250	400,125
Proceeds from line of credit	1,182,788	204,000
Payments of line of credit	(1,033,340)	(399,188)
Payment of capital leases	(158,998)	(105,383)
Payments of long-term debt	(3,091,975)	(943,050)
Net cash provided by financing activities	2,320,767	133,052

Net (decrease) increase in cash and cash equivalents	(308,488)	252,264
Cash and cash equivalents, beginning of year	314,233	61,969
Cash and cash equivalents, end of year	$5,745	$314,233

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$453,241	$256,757
Taxes	$1,265	$5,224

Non cash financing activities:
Preferred stock dividend in excess of payments	$483,660	$216,223
Property acquired under capital leases	$160,738	$136,665

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ (Deficit) Equity

Periods Ended December 31, 2012 and 2011

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2010	3,045,856	$30,458	26,000	576,637	$93,045,614	$(88,859,202)	28,276	(70,689)	$4,722,818
Issuance of preferred stock - Series B			4,000	255,599	137,784				393,383
Issuance of preferred stock - Series C			7,850	785,000					785,000
Stock compensation expense					28,153				28,153
Net loss for the year ended December 31, 2011						(829,050)			(829,050)
Preferred stock dividends					(312,495)				(312,495)
Stockholders’ equity December 31, 2011	3,045,856	$30,458	37,850	1,617,236	$92,899,056	$(89,688,252)	28,276	(70,689)	$4,787,809

Amortization of beneficial conversion feature preferred stock - Series B				(156,261)	156,261				-
Issuance of preferred stock - Series C			12,100	1,210,000					1,210,000
Issuance of common stock	434,783	4,348			495,652				500,000
Stock compensation expense					5,538				5,538
Net loss for the year ended December 31, 2012						(8,920,051)			(8,920,051)
Preferred stock dividends					(434,395)				(434,395)
Stockholders’ (deficit) equity December 31, 2012	3,480,639	$34,806	49,950	$2,670,975	$93,122,112	$(98,608,303)	28,276	$(70,689)	$(2,851,099)

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

Banyan was a shell company without significant operations or sources of revenues other than interest on its investments. With a change in management in 2008, it was determined that the Company would seek acquisitions in rail related businesses. On September 4, 2009, the Company purchased 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy”). Wood Energy was engaged in the business of railroad tie reclamation and disposal, principally in the southern region.

Bankruptcy. On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, Case No. 13 – 10688-PGH. We were not successful in arranging financing to continue to operate our business as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court, and therefore on February 5, 2013 Wood Energy filed a motion to voluntarily convert the case to a Chapter 7 Bankruptcy. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 and Chapter 7 filings.

Appointment of Creditors Committee. The United States Trustee for the District of Florida will appoint an official committee of unsecured creditors of Wood Energy (the Creditors Committee). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to Wood Energy. There can be no assurance that the Creditors Committee will support Wood Energy’s positions or ultimate plan of liquidation, once proposed. Disagreements between Wood Energy and the Creditors Committee could protract the bankruptcy proceedings, negatively impact Wood Energy.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, Wood Energy may assume, assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves Wood Energy of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against Wood Energy estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires Wood Energy to cure most existing defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Accordingly, any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the bankruptcy proceedings will arise in the future as a result of damage claims created by Wood Energy rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

We are currently seeking to sell the assets of Wood Energy with Bankruptcy Court approval. The proceeds from the sale will be used to satisfy all or a portion of secured claims, with the remainder if any, allocated to the unsecured claims. The sale process may take considerable time and a sale price is not estimable at this time.

In addition, the uncertainty regarding the eventual outcome of the liquidation of Wood Energy, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, satisfaction of the corporate guarantee for certain debt and other obligations, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2012 and 2011 the Company recorded an allowance for doubtful accounts of $63,938 and $0, respectively.

Under the completed contract method of revenue recognition the Company has recorded progress payments received for uncompleted contracts as deferred revenue in the amounts of $0 and $2,050,163 as of December 31, 2012 and December 31, 2011, respectively. These amounts represent unbilled future amounts due under existing contracts to be recognized as revenue upon the removal of all of each contract’s ties from the customer’s premises.

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

We are currently seeking to sell the assets of Wood Energy with Bankruptcy Court approval. The sale process may take considerable time and a sale price is not estimable at this time. The ultimate sales price could have a material effect on the carrying value of long-lived assets as of December 31, 2012.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill is not amortized but rather is tested at least annually for impairment. The Company assesses impairment by comparing the fair value of the goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of the recorded goodwill over the asset’s implied fair value. During the year ended December 31, 2012, the carrying amount of goodwill was deemed impaired due to the non-renewal of the customer contract from which goodwill related. The amount considered impaired of $3,658,364 was recorded as a loss on impairment of goodwill and intangible assets in the consolidated statement of operations.

Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. During the year ended December 31, 2012, the carrying amount of intangible assets was deemed impaired due to the loss of the customer contract for which the asset related. The amount considered impaired of $1,197,322 was recorded as a loss on the impairment of goodwill and intangible assets in the consolidated statement of operations.

Income Taxes

The Company determines deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

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

Inventory

Inventory includes the costs of material, labor and direct overhead and is stated at the lower of cost or market. Inventory is accumulated to service the landscape tie and scrap tie fuel markets. Inventory at December 31, 2012 and 2011 was $0 and $35,000, respectively and included in prepaid and other current assets on the consolidated balance sheet.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Note 4.  Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, "Presentation of Comprehensive Income." This update provided entities with an option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company adopted this update in 2012. Adoption affected the manner of presentation of the components of comprehensive income in the Company's consolidated financial statements, but did not have an impact on the Company's consolidated balance sheets, statement operations or cash flows. Accounting Standards Update 2011-12 delayed the effective date of certain requirements of Accounting Standards Update 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income.

Note 5. Liquidity and Going Concern

At and for the period ended December 31, 2012, the Company had a net working capital deficiency of approximately $5,600,000 and incurred negative cash flows from operating activities of approximately $1,600,000. The Company recognizes that the timing of the realization of its remaining receivables from customers and its vendor and debt obligation payments will not allow the Company to generate positive working capital in the near future. In addition, the Company’s operating subsidiary, Wood Energy, has declared bankruptcy. We will need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise necessary capital, our growth and operations likely will be curtailed. In addition, if we raise capital by selling additional shares of stock, percentage ownership of current shareholders in Banyan will be diluted.

The term loan and lines of credit from the bank, for which we are in default, (see Note 9) may not be fully satisfied from the sale of all assets of Wood Energy. Any unsatisfied amount is guaranteed by Banyan and would require additional capital raises to meet the obligations of this guarantee. We cannot be certain that we will be able to obtain the funding required to meet this obligation. If we are unsuccessful in our attempts to raise additional capital, there would be a material adverse effect on the Company.

Note 6. Preferred Stock

During 2011, the Company issued 4,000 shares of its series B preferred stock to a shareholder, Banyan Holdings, LLC. The preferred shares were issued for $100 per share, or $400,000 in the aggregate. The proceeds of the money received were used to fund working capital requirements.

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

During 2012 and 2011, the Company issued 9,950 and 7,850 shares of its Series C Preferred stock to Banyan Holdings, respectively. The preferred shares were issued for $100 per share, or $995,000 and 785,000 in the aggregate for 2012 and 2011, respectively at a conversion price of ranging between $0.90 and $2.50 per share of common stock. The proceeds of the money received were used to fund working capital requirements.

Also in 2012, the Company issued 2,150 shares of Series C Preferred stock to a significant shareholder and board member for $100 per share, or $215,000 in the aggregate with a conversion price of $2.50 per share of common stock. The proceeds of the money received were used to fund working capital requirements.

On September 24, 2012, the Company issued 434,783 shares of common stock for $500,000 to Banyan Holdings. The proceeds of the money received were used to fund working capital requirements.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2012 in the amount of $483,660. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends are expected to be paid in March 2013.

As of December 31, 2012, Banyan Holdings owned 3,000, 10,000, 17,800 and 1,121,066 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If converted Banyan Holdings would own 2,899,739 shares of common stock.

Note 7.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
Machinery and equipment	$4,626,995	$3,713,781
Track	65,554	62,376
Accumulated depreciation	(1,959,885)	(1,126,393)
	$2,732,664	$2,649,764

Depreciation expense was $938,993 and $678,060 for the years ended December 31, 2012 and 2011, respectively and are included in cost of sales in the consolidated statements of operations.

Substantially all of the Company’s property and equipment are being sold in the bankruptcy proceeds described in Note 1.

Management has considered the potential impairment of our property and equipment, primarily held by Wood Energy, as of December 31, 2012. Among other things, management compared the carrying values of such assets to the net orderly liquidation values (“NOLV”) included in third-party appraisals obtained during 2012 in connection with bank financings, and determined that the NOLV exceeded the carrying value. Accordingly, no impairment was recorded as of December 31, 2012. As additional information becomes available, including but not limited to actual sales of equipment as a result of the bankruptcy process, management will continue to assess the carrying value of property and equipment.

Note 8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011

Accounts payable	$984,076	$799,622
Accrued expenses	123,827	83,127
	$1,107,903	$882,749

Note 9.  Term Loans and Revolving Credit Lines

As of December 31, 2012, the Company’s outstanding debt is as follows:

A term note dated March 27, 2012 in the amount of $430,000 that will mature on April 15, 2017. The term note has monthly principal and interest payments of $8,445, with an interest rate of 6.66%. The note is secured by equipment.	$380,570

A term note dated May 11, 2012, in the amount of $3.0 million that matures on June 1, 2017. Principle payments of $50,000 per month plus interest. The note bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2012), and is secured by certain of the Company's assets.	2,650,000

A $1.0 million line of credit for working capital dated May 11, 2012. The working capital line will mature on June 1, 2017. The line bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2012), and is secured by certain of the company’s assets.	848,588

A $500,000 line of credit for capital expenditures dated May 11, 2012. The line matures on June 1, 2013 at which time the amounts outstanding will convert to a term loan maturing on June 1, 2017. Unused availability was terminated in conjunction with the First Amendment to Amended and Restated Loan and Security Agreement dated November 30, 2012. The line bears interest at the prime rate plus 3% or Libor (2.0% floor) plus 4.5% (6.5% as of December 31, 2012) and is secured by certain of the Company's assets.	19,110
3,898,268
Less current portion of long-term debt	(3,898,268)
$-

The weighted average interest rate for the line of credit was 6.5% during the year ended December 31, 2012. The average amount of borrowings was $767,262 for the year ended December 31, 2012.

The credit facilities described above are subject to certain loan covenants that require, among other things, compliance with fixed charge coverage and total debt coverage ratios, as well as minimum levels of EBITDA or earnings before interest, taxes, depreciation and amortization. At December 31, 2012, the Company was not in compliance with respect to these covenants.

As a result of the Wood Energy’s failure to make the January 2013 payment to Fifth Third Bank under a $3.0 million term note (in addition to the term loan, Wood Energy has a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with Fifth Third. Banyan has guaranteed all three loans), and Wood’s subsequent bankruptcy filing, on February 7, 2013, Fifth Third filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). In its complaint Fifth Third claims to accelerate the due date of all three loans and seeks payment pursuant to the guaranty in the principal amount of approximately $3.6 million with interest of approximately $23,000. As a result, the indebtedness has been classified as current.

We are currently reviewing Fifth Third’s claim and will respond in a timely manner. In connection with the bankruptcy proceedings discussed above, we expect the assets of Wood Energy to be liquidated and to realize sale proceeds that could significantly reduce or eliminate the debt owed to Fifth Third. However, we cannot predict the outcome of the litigation or guarantee the results of the bankruptcy proceeding and potential sale of assets.

Capitalized loan costs were $235,502, less accumulated amortization of $235,502 at December 31, 2012.

Note 10.  Leases

Wood Energy leased equipment used in its operations under capital leases that expire over two to three years. Payments under these capital leases were $194,832 and $105,383 for the years ended December 31, 2012 and 2011, respectively. Depreciation of the equipment is included in the cost of goods sold section of the statement of operations. At December 31, 2012, the total future minimum rental commitments under all the above operating leases, which are subject to compromise under the laws of Chapter 7 bankruptcy, are as follows:

For the years ending December 31,

2013	$145,629
2014	91,035
2015	70,822
2016	23,420
Net minimum lease payments	330,906
Less amount representing interest	52,509
Present value of net minimum lease payments	278,397
Amount representing current portion	(278,397)

Capital leases payable, less current portion	$-

The Company also has an operating lease for unimproved land where its processing facility is located, for a two year period ended January 2012, for which the Company extended the term on a month to month basis. Payments under this operating lease were $6,000 and $36,000 for the years ended December 31, 2012 and 2011, respectively.

On August 29, 2011, Wood Energy entered into a lease with a former related party for a new facility in Gibsland, La. This lease is subject to compromise under the laws of Chapter 7 bankruptcy. This facility replaced the Company’s facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The lease has a term of five years and calls for annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car.

Note 11.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s board of directors and with certain officers and employees as part of their compensation. The option activity is as follows for years ended December 31, 2012 and 2011:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2011	253,000	$3.08		1.6 Years	-
Options granted	25,000	2.06	$13,500	3.4 Years	-
Options exercised	-	0.00			-
Options expired	(50,000)	3.18		-	-
Balance, January 1, 2012	228,000	$2.92		2.0 years	$-
Options granted	-	-			-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, December 31, 2012	228,000	$2.92		2.0 years	$-

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

The assumptions used in the option-pricing models were as follows:

2011
Risk free interest rate	1.51%
Expected life (years)	5
Expected volatility	26%
Dividend yield	$-

The fair value of shares that vested was $5,538 and $28,153 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 total compensation cost related to non-vested awards not yet recognized was $7,807 to be recognized over an 18 month period.

Note 13. Income Taxes

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2012	2011
Current expense	$-	$-
Deferred expense	569,582	-
	$569,582	$-

The current income tax benefit relates to a reduced level of uncertain tax positions identified in ASC 740 -10 Income Taxes. The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011

Long-term deferred tax assets:
Stock compensation benefit	$217,961	$216,024
Net operating loss carryforward	2,874,832	1,584,490
Total long-term deferred tax assets	3,092,793	1,800,514
Valuation allowance	(2,431,924)	(255,689)
	660,869	1,544,825
Long-term deferred tax liabilities:
Intangible assets	0	(467,818)
Property and equipment	(660,869)	(507,425)
Total long-term deferred tax liabilities	(660,869)	(975,243)

Net deferred tax assets	$-	$569,582

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2012 was $8,317,418, expiring between 2018 and 2032.

A schedule of the NOLs is as follows:

Tax Year	Net operating loss	NOL Expiration Year

1998	$184,360	2018
1999	187,920	2019
2000	25,095	2020
2001	104,154	2021
2002	15,076	2022
2003	96,977	2023
2004	78,293	2024
2005	70,824	2025
2006	48,526	2026
2007	180,521	2027
2008	534,087	2028
2009	1,444,831	2029
2010	842,251	2030
2011	1,078,900	2031
Current year taxable loss	3,425,603	2032
	$8,317,418

The Company's net deferred tax assets before valuation allowance as of December 31, 2012 was approximately $2,431,924, most of which relates to net operating losses that expire from 2018 to 2032. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the year ended December 31, 2012, the Company recorded an additional valuation allowance of $2,176,235.

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

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain. The effective tax rates for 2012 and 2011 were computed by applying the federal and state statutory corporate tax rates as follows:

	Year ended December 31,
	2012	2011

Statutory Federal income tax rate	34%	34%
State income taxes	1%	1%
Rate Differential	0%	1%
Impairment of goodwill	-15%	0%
Less valuation allowance	-26%	-31%
Loss of expiring NOLs	-1%	-5%
	-7%	0%

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

Interest and penalties related to unrecognized tax benefits, if any, are classified as income tax expense. The Company has no accrued interest and penalties for the years ended December 31, 2012 and 2011.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$11,400
Additions based on tax positions related to prior years	-
Reductions based on tax positions related to prior years	-
Balance at December 31, 2011	$11,400
Additions based on tax positions related to the current year	-
Reductions based on tax positions related to the current year	-
Balance at December 31, 2012	$11,400

As of December 31, 2012 and December 31, 2011, the balance in unrecognized tax benefits was $11,400, respectively. The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 14. Major Customers and Other Risk Concentrations

Revenue for the years ended December 31, 2012 and 2011, and accounts receivable from customers as of December 31, 2012 and 2011 representing over 10% of revenue or accounts receivable were as follows:

	Year Ending December 31,		December 31,
	2012	2011	2012	2011
	Revenue	Revenue	Accounts Receivable
Company A	10.8%	18.3%	50.1%	1.3%
Company B	65.6%	45.9%	0.0%	24.5%

Due to the loss of a customer contract and the Wood Energy bankruptcy proceedings, described in Note 1, there are no continuing customers post petition.

Note 15. Business Interruption Insurance

In September 2011, the Company had a mechanical breakdown at its railroad tie fuel processing center, whereby its normal operations were interrupted. The Company is insured for such matters and has recorded $190,000 and $309,000 of estimated business interruption insurance recoveries for the periods ended December 31, 2012 and 2011, respectively. The Company has accounted for the recoveries of business interruption losses in accordance with Accounting Standard Codification 225, and has recorded the accrual in revenues on the Company’s statement of operations and in accounts receivables on the Company’s balance sheet, respectively. The accrual for 2011 was substantially paid in 2012.

Also in September 2011, the Company had a fire at its railroad tie processing center which destroyed certain pieces of equipment related to the processing of its railroad ties into fuel. The Company is fully insured for these pieces of equipment and did not incur any losses related to this equipment.

Note 16. Related Party Transactions

The Company leased office space and received office services from Patriot Rail Corp., a company previously related by certain common management and ownership. In July 2011 the lease cost increased from $5,000 per month to $6,000 per month to include additional support services. The arrangement was terminated in September 2012. These costs are included in General and Administrative expenses in the statement of operations. The costs are included in the General and Administrative section of the statement of operations, and were: $54,000 and $65,000 for the year ended December 31, 2012 and 2011, respectively. The Company is currently sharing office space with International Rail Partners, LLC., a related party through the same common officers and directors, at no cost.

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 49,950 shares of the Company’s preferred stock and 1,485,858 shares of common stock as of December 31, 2012 or 3,500,531 shares, if the preferred is converted.

In September 2009, the Company entered into two 5-year employment agreements and one month-to-month consulting agreement with individuals who were shareholders and/or officers. The aggregate expense under these agreements for the periods ending December 31, 2012 and 2011 were $58,113 and $331,240, respectively. In October 2011, the Company renegotiated the 5-year employment contract of one of the shareholders whereby the old agreement was terminated and the Company and the employee entered into a new at-will employee agreement. In January 2012, the former President of Wood Energy resigned and the other individual was terminated in December of 2012.

On December 28, 2012, the Company entered into a demand loan with Banyan Holdings in the amount of $225,000 at an annual interest rate of 6%. The proceeds received were used to fund working capital requirements.

During the year ended December 31, 2011, the Company sold approximately $150,000 of relay ties to a related party for use in its track maintenance. The Company believes the term of sales were at arms-length.

During the year ended December 31, 2012, the Company entered into a lease with a former related party for a new facility in Gibsland, La., which commenced in January 2012. This facility replaced the Company’s facility in Shreveport, La. The lease calls for annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars annually to the leased facility at a rate of $300 per car.

Note 17. Subsequent Events

Bankruptcy

On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, Case No. 13 – 10688-PGH. We were not successful in arranging financing to continue to operate our business as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court, and therefore on February 5, 2013 Wood Energy filed a motion to voluntarily convert the case to a Chapter 7 Bankruptcy. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 and Chapter 7 filings.

Below is a summary balance sheet of Wood Energy (unaudited) as of December 31, 2012:

ASSETS

Current assets
Accounts receivable - trade and other receivables	$319,100
Prepaid expenses	66,911
Total current assets	386,011

Property, plant and equipment	2,729,805

Other assets	6,541
Total assets	$3,122,357

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,068,582
Revolving credit line	848,588
Current portion of long-term debt	3,049,680
Current portion of capital leases	278,397
Total current liabilities	5,245,247

Due to Banyan Rail Services, Inc.	1,592,318
Total liabilities	6,837,565

Stockholder's deficit
Common stock	1,000
Additional paid-in capital	3,114,539
Accumulated deficit	(6,830,747)
Total stockholder's deficit	(3,715,208)
Total liabilities and stockholder's deficit	$3,122,357

Borrowings

Subsequent to December 31, 2012, the Company borrowed an additional $186,800 from Banyan Holdings LLC. The proceeds were used to fund working capital requirements. On March 19, 2013, the Company issued 564,110 shares of common stock to Banyan Holdings in exchange for the cancellation of the loan payable in the amount of $225,000 and the advances of $186,800 subsequent to December 31, 2012.

On March 5, 2013, the Company issued 385,975 shares of common stock in lieu of $378,895 of cash dividends to its preferred shareholders for dividends in arrears as of December 31, 2012.

As a result of Wood Energy’s failure to make the January 2013 payment to Fifth Third Bank under a $3.0 million term note (in addition to the term loan, Wood Energy has a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with Fifth Third; Banyan has guaranteed all three loans), and Wood’s subsequent bankruptcy filing, on February 7, 2013, Fifth Third filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). In its complaint Fifth Third claims to accelerate the due date of all three loans and seeks payment pursuant to the guaranty in the principal amount of approximately $3.6 million with interest of approximately $23,000.

We are currently reviewing Fifth Third’s claim and will respond in a timely manner. In connection with the bankruptcy proceedings discussed above, we expect the assets of Wood Energy to be liquidated and to realize sale proceeds that could significantly reduce or eliminate the debt owed to Fifth Third. However, we cannot predict the outcome of the litigation or guarantee the results of the bankruptcy proceeding and potential sale of assets.

