Form 10-Q
period 2013-03-31
Banyan Rail Services Inc.
filed 2013-08-01
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 111-E, Boca Raton, Florida 33431
(Address of principal executive offices)
561-997-7775
(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,430,724 shares of common stock, $0.01 par value per share, as of July 15, 2013.

Table of Contents

Part I — Financial Information	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Cautionary Statement Concerning Forward-Looking Statements	13
Recent Events	14
Critical Accounting Policies and Estimates	14
General and administrative expenses	17
Financial Condition and Liquidity	18
Off-Balance Sheet Arrangements	19
How to Learn More about Banyan	19
Item 4. Controls and Procedures	19
Part II — Other Information	19
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,956	$5,745
Accounts receivable - trade and other receivables (net of allowance of $0 and $63,938, respectively)	-	319,100
Prepaid expenses and other current assets	12,270	78,079
Total current assets	20,226	402,924

Property and equipment, net	1,941	2,732,664

Other assets
Other assets	-	6,541
Total other assets	-	6,541

Total assets	$22,167	$3,142,129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$84,423	$1,107,903
Revolving credit line	-	848,588
Current portion of long-term debt	-	3,049,680
Current portion of capital leases	-	278,397
Settlement agreement payable	200,000	-
Demand loan - related party	50,000	225,000
Accrued dividends	229,642	483,660
Total current liabilities	564,065	5,993,228

Commitments and contingencies

Stockholders' (deficit) equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	637,351	675,775
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 19,950 shares issued at March 31, 2013 and December 31, 2012, respectively	1,995,000	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 4,430,724 and 3,480,639 issued as of March 31, 2013 and December 31, 2012, respectively	44,307	34,806
Additional paid-in capital	93,818,240	93,122,112
Accumulated deficit	(96,966,307)	(98,608,303)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' deficit	(541,898)	(2,851,099)

Total liabilities and stockholders' deficit	$22,167	$3,142,129

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2013	2012

General & administrative expenses	$176,083	$230,967
Loss from continuing operations before income taxes and discontinued operations	(176,083)	(230,967)
(Loss) income from discontinued operations	(239,130)	60,499
Gain attributable to discontinued operations	2,057,209	-
Income tax provision	-	-
Net income (loss)	$1,641,996	$(170,468)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(124,875)	(95,067)
Amortization of preferred stock beneficial conversion feature	(38,424)	(38,852)
Total dividends for the benefit of preferred stockholders	(163,299)	(133,919)
Net income (loss) attributable to common stockholders	$1,478,697	$(304,387)

Weighted average number of common shares outstanding:
Basic and diluted	3,718,821	3,045,856

Net loss per common share from continuing operations, basic and diluted	(0.05)	(0.08)
Net income per common share from discontinued operations, basic and diluted	0.49	0.02
Net income (loss) per common share, basic and diluted	$0.44	$(0.06)
Net income (loss) attributable to common shareholders per share	$0.40	$(0.10)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,641,996	$(170,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	918	142,248
Amortization of identifiable intangible assets	-	37,991
Stock compensation expense	1,385	1,384
Amortization of deferred loan costs	-	19,390
Loss on sales of equipment	-	1,827
Gain on discontinued operations	(2,057,209)	-
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease (increase) in accounts receivable	22,478	(374,456)
Increase in costs incurred related to deferred revenue	-	(730,121)
Decrease in prepaid expenses and other current assets	(1,102)	(175,787)
Increase in other assets	-	(100)
Increase in accounts payable and accrued expenses	101,914	345,919
Increase in deferred revenue	-	587,743
Net cash used in operating activities	(289,620)	(314,430)

Cash flows used in investing activities:
Acquisition of property and equipment	-	(635,949)
Net cash used in investing activities	-	(635,949)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	215,000
Payment of preferred stock dividends	-	(20,000)
Proceeds from demand loan - related party	236,800	-
Proceeds from long-term debt	-	578,887
Proceeds from line of credit	55,031	93,000
Payment of capital leases	-	(36,476)
Payments of long-term debt	-	(186,015)
Net cash from financing activities	291,831	644,396

Net (decrease) increase in cash and cash equivalents	2,211	(305,983)
Cash and cash equivalents, beginning of year	5,745	314,233
Cash and cash equivalents, end of year	$7,956	$8,250

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$82,896

Non cash financing activities:
Preferred stock dividend in excess of payments	$229,642	$291,290
Issuance of common shares in lieu of cash dividends payable	$378,895	$-
Issuance of shares in settlement of loans and advances payable	$411,800	$-
Property acquired under capital leases	$-	$160,738

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
Periods Ended March 31, 2013 and 2012

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2011	3,045,856	$30,458	37,850	$1,617,236	$92,899,056	$(89,688,252)	28,276	$(70,689)	$4,787,809
Amortization of beneficial conversion feature preferred stock - Series B				(156,261)	156,261				-
Issuance of preferred stock - Series C			12,100	1,210,000					1,210,000
Issuance of common stock	434,783	4,348			495,652				500,000
Stock compensation expense					5,538				5,538
Net loss for the year ended December 31, 2012						(8,920,051)			(8,920,051)
Preferred stock dividends					(434,395)				(434,395)

Stockholders’ (deficit) equity December 31, 2012	3,480,639	$34,806	49,950	2,670,975	$93,122,112	$(98,608,303)	28,276	(70,689)	$(2,851,099)

Amortization of beneficial conversion feature preferred stock - Series B				(38,424)	38,424				-
Issuance of common stock	950,085	9,501			781,194				790,695
Stock compensation expense					1,385				1,385
Net income for the three months ended March 31, 2013						1,641,996			1,641,996
Preferred stock dividends					(124,875)				(124,875)
Stockholders’ (deficit) equity March 31, 2013	4,430,724	$44,307	49,950	$2,632,551	$93,818,240	$(96,966,307)	28,276	$(70,689)	$(541,898)

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

Banyan was a shell company without significant operations or sources of revenues other than interest on its investments. With a change in management in 2008, it was determined that the Company would seek acquisitions in rail related businesses. On September 4, 2009, the Company purchased 100% of the common stock of The Wood Energy Group, Inc. (“Wood Energy” or “Wood”). Wood Energy was engaged in the business of railroad tie reclamation and disposal, principally in the southern region.

Bankruptcy of Subsidiary. On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, Case No. 13 – 10688-PGH. We were not successful in arranging financing to continue to operate our business as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court, and therefore on February 5, 2013, Wood filed a motion to voluntarily convert the case to a Chapter 7 Bankruptcy. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations of Wood are stayed as a result of the Chapter 11 and Chapter 7 filings.

As a result of Wood’s noncompliance with payment terms to Fifth Third Bank (“FTB”) under a $3.0 million term note, and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). At the time, Wood also owed amounts to FTB under a $1.0 million working capital line and a $520,000 capital expenditure line. The Wood indebtedness was guaranteed by Banyan.

The assets of Wood were liquidated by the Trustee of the Bankruptcy Court. The proceeds from the sale will be used to satisfy a portion of secured claims, with the remainder if any, allocated to the unsecured claims.

See Note 12, Subsequent Events, regarding the settlement of the corporate guarantee for certain debts.

Going Concern (See Note 5) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, satisfaction of the settlement agreement dated June 26, 2013 related to the corporate guarantee for certain debt (See Note 12) and other obligations and finding an operating business to acquire, and other factors, many of which are beyond our control.

Note 2.  Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and Regulation S-X. In the opinion of management, these condensed consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company for the periods presented.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Although we believe that the disclosures included in our condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full 2013 year.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful lives of property and equipment, and the useful lives of intangible assets.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of March 31, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of $0 and $63,938, respectively.

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

Discontinued Operations

The application of current accounting principles that govern the classification of our subsidiary as held-for-sale on our consolidated balance sheets, or the presentation of results of operations and gains on the sale or disposal of this subsidiary as discontinued, requires management to make certain significant judgments. In evaluating whether a subsidiary meets the criteria set forth, we make a determination as to the point in time that it is probable that disposal will be consummated. Therefore, based on our evaluation of our subsidiary in Chapter 7 Bankruptcy where we no longer have continuing involvement or cash flows, we have classified the subsidiary as discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Note 5. Liquidity and Going Concern

At and for the period ended March 31, 2013, the Company had a net working capital deficiency of approximately $544,000 and incurred negative cash flows from operating activities of approximately $290,000. The Company recognizes that with the bankruptcy of its operating entity, Wood Energy, we will need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise necessary capital, our growth and ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current shareholders in Banyan will be diluted.

The term loan and lines of credit from the bank, for which we are in default (see Note 6), were not fully satisfied from the sale of all assets of Wood Energy. The unsatisfied amount is guaranteed by Banyan and will require additional capital raises to meet the obligations pursuant to our June 26, 2013 settlement agreement. We cannot be certain that we will be able to obtain the funding required to meet this obligation. If we are unsuccessful in our attempts to raise additional capital, there would be a material adverse effect on the Company.

Note 6. Settlement Agreement Payable

As a result of Wood’s noncompliance with payment terms to Fifth Third Bank (“FTB” or “Fifth Third”) under a $3.0 million term note, and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). At the time, Wood also owed amounts to FTB under a $1.0 million working capital line and a $520,000 capital expenditure line. The Wood indebtedness was guaranteed by Banyan, which was subsequently settled with FTB in the amount of $200,000 (see Note 12).

Note 7. Preferred and Common Stock

On March 5, 2013, the Company issued 385,975 shares of common stock in lieu of $378,895 of cash dividends to its preferred shareholders for dividends in arrears as of December 31, 2012.

On March 20, 2013, the Company issued 564,110 shares of common stock to Banyan Rail Holdings LLC (Banyan Holdings) in exchange for the settlement of the loan payable in the amount of $225,000 and the advances of $186,800 subsequent to December 31, 2012. The proceeds of the money received were used to fund working capital requirements. Banyan Holdings is a company in which Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the Chief Executive Officer and a significant stockholder of Banyan Holding’s ultimate parent company.

Dividends for Series A, B and C Preferred stock are accrued for the semi-annual period ended March 31, 2013 in the amount of $229,642. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in the form of shares of common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends were paid on March 5, 2013.

As of March 31, 2013, Banyan Holdings owned 3,000, 10,000, 17,800 and 1,936,132 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If all the shares of Preferred stock were converted to common stock by Banyan Holdings, it would own 3,664,805 shares or 59.5% of common stock.

Note 8. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded an income tax provision of $0, respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 was 0%, respectively. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carryforward generated during the period. The Company recorded an operating loss for the quarter, when excluding the one-time gain from discontinued operations, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 9. Earnings per Share

The Company excluded from the diluted earnings per share calculation 2,665,486 and 1,964,030 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at March 31, 2013 and 2012, as their inclusion would be anti-dilutive. In addition, the Company excluded 228,000 stock options as of March 31, 2013 as their inclusion would be anti-dilutive.

Note 10.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2012	228,000	2.92		1.7 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	-	-		-	-
Balance, January 1, 2013	228,000	$2.92		1.7 years	$-
Options granted	-	-	$0		-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, March 31, 2013	228,000	$2.92		1.7 years	$-

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

Note 11. Related Party Transactions

The Company’s directors, chief executive officer and president are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the cash value of their services.

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 49,950 shares of the Company’s preferred stock and 2,359,876 shares of common stock as of March 31, 2013 or 4,374,549 shares, if the preferred is converted.

Note 12. Subsequent Events

On June 26, 2013 Banyan and Fifth Third agreed to settle the action filed against Banyan by FTB in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). The settlement agreement calls for Banyan to pay to FTB the amount of $200,000 by September 26, 2013. If Banyan fails to make the agreed upon payment, FTB will be granted a judgment in the full amount of the deficiency, plus fees and interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Annual Report on Form 10-K. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	successfully completing the disposition of Wood Energy through bankruptcy proceedings and satisfying our secured financing agreements and related corporate guarantee;
•	raising the necessary capital to pay Fifth Third Bank $200,000 by September 26, 2013;
•	complying with SEC regulations and filing requirements applicable to us as a public company;
•	successfully finding an operating entity to acquire;
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10- Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in the Company.

Overview

In September 2009, we completed the acquisition of all of the issued and outstanding stock of The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments.

Wood Energy was a railroad tie reclamation and disposal company. Founded in 2001, we provided railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million as of 2011) and industrial customers. We operated primarily in the southern region of the United States of America. Our services included removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets. In 2012, we removed and disposed of approximately 520,000 railroad ties, 73% of which were used by the co-generation market and 27% for the landscape and relay markets.

Bankruptcy of Subsidiary. On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, Case No. 13 – 10688-PGH. We were not successful in arranging financing to continue to operate our business as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court, and therefore on February 5, 2013 Wood Energy filed a motion to voluntarily convert the case to a Chapter 7 Bankruptcy. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations of Wood are stayed as a result of the Chapter 11 and Chapter 7 filings.

As a result of Wood’s noncompliance with payment terms to Fifth Third Bank (“FTB” or “Fifth Third”) under a $3.0 million term note, and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). At the time, Wood also owed amounts to FTB under a $1.0 million working capital line and a $520,000 capital expenditure line. The Wood indebtedness was guaranteed by Banyan.

The assets of Wood Energy were liquidated by the Trustee of the Bankruptcy Court. The proceeds from the sale will be used to satisfy a portion of secured claims, with the remainder if any, allocated to the unsecured claims.

On June 26, 2013 Banyan and Fifth Third agreed to settle the action filed against Banyan by FTB in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). The settlement agreement calls for Banyan to pay to FTB the amount of $200,000 by September 26, 2013. If Banyan fails to make the agreed upon payment, FTB will be granted a judgment in the full amount of the deficiency, plus fees and interest.

Going Concern The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, satisfaction of the settlement agreement dated June 26, 2013 related to the corporate guarantee for certain debt and other obligations, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

Recent Events

Common Stock Issuances

On March 20, 2013, the Company issued 564,110 shares of common stock to Banyan Rail Holdings LLC (Banyan Holdings) in exchange for the cancellation of the loan payable in the amount of $225,000 and the advances of $186,800 subsequent to December 31, 2012. The proceeds of the money received were used to fund working capital requirements. Banyan Holdings is a company in which Gary O. Marino, the Company’s Chairman and Chief Executive Officer, is the Chief Executive Officer and a significant stockholder of Banyan Holding’s ultimate parent company.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended March 31, 2013, there were no significant changes to the critical accounting policies.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of March 31, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of $0 and $63,938, respectively.

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

Discontinued Operations

The application of current accounting principles that govern the classification of our subsidiary as held-for-sale on our consolidated balance sheets, or the presentation of results of operations and gains on the sale or disposal of this subsidiary as discontinued, requires management to make certain significant judgments. In evaluating whether a subsidiary meets the criteria set forth, we make a determination as to the point in time that it is probable that disposal will be consummated. Therefore, based on our evaluation of our subsidiary in Chapter 7 Bankruptcy where we no longer have continuing involvement or cash flows, we have classified the subsidiary as discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Results from Operations

The following table summarizes our results for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Variance
	2013	2012	$	%

General & administrative expenses	$176,083	$230,967	$54,884	23.8%
Loss from continuing operations before income taxes and discontinued operations	(176,083)	(230,967)	54,884	-23.8%
(Loss) income from discontinued operations	(239,130)	60,499	(299,629)	-495.3%
Gain attributable to discontinued operations	2,057,209	-	2,057,209	100.0%
Net income (loss)	$1,641,996	$(170,468)	$1,812,464	-1063.2%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

For the three months ended March 31, 2013, costs decreased $54,799 or 23.7% compared to the three months ended March 31, 2012.

The overall decrease in general and administrative costs is primarily due to:

•	A reduction in corporate staffing due to the bankruptcy of our only operating subsidiary Wood Energy.
•	A reduction in rent expense due whereby the previous shared services agreement was terminated and the Company is sharing office space with a major shareholder at no cost.
•	A decrease in travel costs related to the management of Wood Energy.
•	Offset by an increase in professional fees related to the litigation regarding the Wood Energy loan guarantee.

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

The Company recorded an operating loss for the quarter, when excluding the one-time gain from discontinued operations, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net Income (Loss)

Net income (loss) attributable to common stockholders of $0.40 per share for the three months ended March 31, 2013 as compared to $(0.10) per share March 31, 2012. The change is primarily the result of the gain of $0.55 per share attributable to the disposal and deconsolidation of Wood Energy as a result of the chapter 7 liquidation. In addition, the increase in income per share is the result of a decrease in general and administrative expenses of $0.02, which is offset by an increased loss from discontinued operations of $0.08 per share.

Financial Condition and Liquidity

Our cash and cash equivalents consist of cash. Our cash and cash equivalents balance at March 31, 2013 and 2012 was $7,956 and $8,250, respectively.

The following is a summary of our cash flow activity:

	Three months Ended March 31,
	2013	2012
Net cash used in operating activities	$(289,620)	$(314,430)
Net cash used in investing activities	$-	$(635,949)
Net cash from financing activities	$291,831	$644,396

Net cash used in operating activities

For the three months ended March 31, 2013, cash used by operating activities was $289,620. The primary use of cash was $100,000 for the bankruptcy petition related to Wood Energy and normal operating activities of the Company. For the three months ended March 31, 2012, cash used by operating activities was approximately $314,000. The primary use of cash for operating activities for the three months related to $142,000 for tie pickup and increased prepaid and other assets (primarily inventory) of approximately $175,000.

Net cash used in investing activities

During the three months ended March 31, 2012, the Company purchased approximately $635,000 of equipment primarily for the processing of ties at its Louisiana grinding facility.

Net cash provided by financing activities

For the three months ended March 31, 2013, net cash provided by financing activities was $291,831. The primary sources of cash was $236,000 the Company received in advances from Banyan Holdings, which were subsequently converted to common stock and approximately $55,000 of additional advances on the Wood Energy line of credit prior to Wood’s filing for Chapter 11 protection.

At March 31, 2013, the Company had a net working capital deficiency of approximately $544,000 as compared to a net working capital deficiency of approximately $5,600,000 at December 31, 2012. The primary reason for the change in working capital deficiency from December 31, 2012 was the bankruptcy petition and the subsequent deconsolidation of Wood Energy. The Company recognizes that as a result of the Wood Energy bankruptcy petition and the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our CEO, Gary O. Marino, at 561-997-7775.

Item 4. Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2013. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1. Legal Proceedings

As a result of Wood Energy’s failure to make the January 2013 payment to FTB under a $3.0 million term note (in addition to the term loan, Wood Energy has a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with FTB; Banyan has guaranteed all three loans), and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB).

On June 26, 2013 Banyan and FTB agreed to settle the action in the amount of $200,000 payable to FTB by September 26, 2013. If Banyan fails to make the agreed upon payment FTB will be granted a judgment in the full amount of the deficiency, plus fees and interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2013, the Company issued 564,110 shares of common stock to Banyan Holdings in exchange for the cancellation of the loan payable in the amount of $225,000 and the advances of $186,800 subsequent to December 31, 2012. The issuance was made in reliance on Section 4 (2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

As a result of Wood Energy’s failure to make the January 2013 payment to FTB under a $3.0 million term note (in addition to the term loan, Wood Energy has a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with FTB; Banyan has guaranteed all three loans), and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB).

On June 26, 2013 Banyan and FTB agreed to settle the action in the amount of $200,000 payable to FTB by September 26, 2013. If Banyan fails to make the agreed upon payment FTB will be granted a judgment in the full amount of the deficiency.

Item 5. Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 15.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: August 1, 2013	/s/Jon Ryan
Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)
Page 21 of 21