Form 10-Q
period 2013-06-30
Banyan Rail Services Inc.
filed 2013-08-02
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary

 Condensed Consolidated Balance Sheets

		December 31,
	June 30, 2013	2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,131	$5,745
Accounts receivable - trade and other receivables (net of allowance of $0 and $63,938,
respectively)	-	319,100
Prepaid expenses and other current assets	13,371	78,079
Total current assets	15,502	402,924

Property and equipment, net	767	2,732,664

Other assets
Other assets		6,541
Total other assets	-	6,541
Total assets	$16,269	$3,142,129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$112,242	$1,107,903
Revolving credit line	-	848,588
Current portion of long-term debt	-	3,049,680
Current portion of capital leases	-	278,397
Settlement agreement payable	200,000	-
Demand loan - related party	125,000	225,000
Accrued dividends	354,517	483,660
Total current liabilities	791,759	5,993,228

Commitments and contingencies

Stockholders' (deficit) equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	598,499	675,775
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 19,950 shares issued at June 30, 2013 and December 31, 2012, respectively	1,995,000	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 4,430,724 and 3,480,639 issued as
of June 30, 2013 and December 31, 2012, respectively	44,307	34,806
Additional paid-in capital	93,733,601	93,122,112
Accumulated deficit	(97,076,408)	(98,608,303)
Treasury stock, at cost, for 28,276 shares	(70,689)	(70,689)
Total stockholders' deficit	(775,490)	(2,851,099)
Total liabilities and stockholders' deficit	$16,269	$3,142,129

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,

	2013	2012	2013	2012

General & administrative expenses	$279,208	$413,928	$103,125	$182,961
Loss from continuing operations before income taxes and discontinued
operations	(279,208)	(413,928)	(103,125)	(182,961)
Loss from discontinued operations	(239,130)	(55,052)	-	(115,551)
Gain (loss) attributable to discontinued operations	2,050,233	-	(6,976)	-
Income tax provision	-	(78,580)	-	(78,580)
Net income (loss)	$1,531,895	$(547,560)	$(110,101)	$(377,092)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(249,750)	(196,951)	(124,875)	(101,884)
Amortization of preferred stock beneficial conversion feature	(77,276)	(77,704)	(38,852)	(38,852)
Total dividends for the benefit of preferred stockholders	(327,026)	(274,655)	(163,727)	(140,736)
Net income (loss) attributable to common stockholders	$1,204,869	$(822,215)	$(273,828)	$(517,828)

Weighted average number of common shares outstanding:
Basic and diluted	4,430,724	3,045,856	4,430,724	3,045,856

Net loss per common share from continuing operations, basic and diluted	$(0.06)	$(0.16)	$(0.02)	$(0.08)
Net income (loss) from discontinued operations, basic and diluted	0.41	(0.02)	(0.00)	(0.04)
Net income (loss) per common share, basic and diluted	$0.35	$(0.18)	$(0.02)	$(0.12)
Net income (loss) attributable to common shareholders per share	$0.27	$(0.27)	$(0.06)	$(0.17)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,531,895	$(547,560)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,678	361,907
Amortization of identifiable intangible assets	-	75,982
Stock compensation expense	2,769	2,768
Deferred income taxes	-	78,580
Amortization of deferred loan costs	-	30,938
Loss on sales of equipment	414	1,827
Gain on discontinued operations	(2,050,233)	-
Changes in assets and liabilities, net of effects of discontinued
operations:
Decrease (increase) in accounts receivable	22,478	(607,875)
Increase in costs incurred related to deferred revenue	-	(1,137,304)
Decrease in prepaid expenses and other current assets	(2,203)	(236,738)
Increase in other assets	-	(20,136)
Increase in accounts payable and accrued expenses	122,757	175,697
Increase in deferred revenue	-	914,449
Net cash used in operating activities	(370,445)	(907,465)

Cash flows used in investing activities:
Acquisition of property and equipment	-	(819,357)
Net cash used in investing activities	-	(819,357)
Cash flows from financing activities:
Proceeds from sale of preferred stock	-	615,000
Payment of preferred stock dividends	-	(172,475)
Proceeds from demand loan - related party	311,800	-
Proceeds from long-term debt	-	3,430,000
Proceeds from line of credit	55,031	952,878
Payments of line of credit	-	(892,231)
Payment of capital leases	-	(76,035)
Payments of long-term debt	-	(2,425,487)
Net cash from financing activities	366,831	1,431,650

Net decrease in cash and cash equivalents	(3,614)	(295,172)
Cash and cash equivalents, beginning of period	5,745	314,233
Cash and cash equivalents, end of period	$2,131	$19,061

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$91,615
Non cash financing activities:
Preferred stock dividend in excess of payments	$354,517	$240,699
Issuance of common shares in lieu of cash dividends payable	$378,895	$-
Issuance of shares in settlement of loans and advances payable	$411,800	$-
Property acquired under capital leases	$-	$160,738

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ (Deficit) Equity

Periods Ended June 30, 2013 and 2012

	Common Stock		Preferred Stock				Treasury Stock
	Shares				Additional Paid	Accumulated
	Issued	Amount	Shares Issued	Amount	in Capital	Deficit	Shares	Amount	Total
Stockholders’ equity December 31, 2011	3,045,856	$30,458	37,850	$1,617,236	$92,899,056	($89,688,252)	28,276	($70,689)	$4,787,809
Amortization of beneficial conversion feature
preferred stock - Series B				(156,261)	156,261				-
Issuance of preferred stock - Series C			12,100	1,210,000					1,210,000
Issuance of common stock	434,783	4,348			495,652				500,000
Stock compensation expense					5,538				5,538
Net loss for the year ended December 31, 2012						(8,920,051)			(8,920,051)
Preferred stock dividends					(434,395)				(434,395)
Stockholders’ (deficit) equity December 31, 2012	3,480,639	$34,806	49,950	2,670,975	$93,122,112	$(98,608,303)	28,276	(70,689)	$(2,851,099)
Amortization of beneficial conversion feature				(77,276)	77,276				-
preferred stock - Series B
Issuance of common stock	950,085	9,501			781,194				790,695
Stock compensation expense					2,769				2,769
Net income for the six months ended June 30, 2013						1,531,895			1,531,895
Preferred stock dividends					(249,750)				(249,750)
Stockholders’ (deficit) equity June 30, 2013	4,430,724	$44,307	49,950	$2,593,699	$93,733,601	($97,076,408)	28,276	($70,689)	($775,490)

See Notes to Consolidated Financial Statements.

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

See Note 6, Settlement Agreement Payable, regarding a settlement of the corporate guarantee for certain debts.

Going Concern (See Note 5) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, satisfaction of the settlement agreement dated June 26, 2013 related to the corporate guarantee for certain debt (see Note 6) and other obligations, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full 2013 year.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of June 30, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of $0 and $63,938, respectively.

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

Note 5. Liquidity and Going Concern

At and for the period ended June 30, 2013, the Company had a net working capital deficiency of approximately $776,000, and incurred negative cash flows from operating activities of approximately $370,000. The Company recognizes that with the bankruptcy of its operating entity, Wood Energy, we will need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise necessary capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current shareholders in Banyan will be diluted.

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

Note 6. Settlement Agreement Payable

As a result of Wood’s noncompliance with payment terms to Fifth Third Bank (“FTB” or “Fifth Third) under a $3.0 million term note, and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). At the time, Wood also owed amounts to FTB under a $1.0 million working capital line and a $520,000 capital expenditure line. The Wood indebtedness was guaranteed by Banyan.

On June 26, 2013 Banyan and FTB agreed to settle the action filed against Banyan by FTB in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB). The settlement agreement calls for Banyan to pay to FTB the amount of $200,000 by September 26, 2013. If Banyan fails to make the agreed upon payment, FTB will be granted a judgment in the full amount of the deficiency, plus fees and interest.

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

Dividends for Series A, B and C Preferred stock are accrued for the semi-annual period ended June 30, 2013 in the amount of $354,517. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in the form of shares of common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends were paid on March 5, 2013.

As of June 30, 2013, Banyan Holdings owned 3,000, 10,000, 17,800 and 1,936,132 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If all shares of Preferred stock were converted by Banyan Holdings, it would own 3,664,805 shares or 59.5% of common stock.

Note 8. Income Taxes

For the six months ended June 30, 2013 and 2012, the Company recorded an income tax provision of $0, respectively. The effective tax rate for the six months ended June 30, 2013 and 2012 was 0%, respectively. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carryforward generated during the period. The Company recorded an operating loss for the quarter, when excluding the one-time gain from discontinued operations, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 9. Earnings per Share

The Company excluded from the diluted earnings per share calculation 2,665,486 and 1,964,030 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at June 30, 2013 and 2012, as their inclusion would be anti-dilutive. In addition, the Company excluded 228,000 stock options as of June 30, 2013 as their inclusion would be anti-dilutive.

Note 10.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2012	228,000	2.92		1.5 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	-	-		-	-
Balance, January 1, 2013	228,000	$2.92		1.5 years	$-
Options granted	-	-	$0		-
Options exercised	-	-			-
Options expired	-	-		-	-
Balance, June 30, 2013	228,000	$2.92		1.5 years	$-

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

The Company’s board of directors, officers, and officers of its subsidiary directly or beneficially own 49,950 shares of the Company’s preferred stock and 2,359,876 shares of common stock as of June 30, 2013 or 4,374,549 shares, if the preferred is converted.

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

On June 26, 2013 Banyan and Fifth Third agreed to settle the action filed against Banyan by FTB concerning the Wood Energy debt. The settlement agreement calls for Banyan to pay to FTB the amount of $200,000 by September 26, 2013. If Banyan fails to make the agreed upon payment, FTB will be granted a judgment in the full amount of the deficiency, plus fees and interest.

The assets of Wood Energy were liquidated by the Trustee of the Bankruptcy Court. The proceeds from the sale will be used to satisfy a portion of secured claims, with the remainder if any, allocated to the unsecured claims.

The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, satisfaction of the settlement agreement dated June 26, 2013 related to the corporate guarantee of the FTB debt, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

Recent Events

Settlement Agreement Payable

On June 26, 2013 Banyan and Fifth Third agreed to settle the action filed against Banyan by FTB concerning the Wood Energy debt. The settlement agreement calls for Banyan to pay to FTB the amount of $200,000 by September 26, 2013. If Banyan fails to make the agreed upon payment, FTB will be granted a judgment in the full amount of the deficiency, plus fees and interest.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended June 30, 2013, there were no significant changes to the critical accounting policies.

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

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of June 30, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of $0 and $63,938, respectively.

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

Results from Operations

The following table summarizes our results for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%

General & administrative expenses	$103,125	$182,961	$79,836	43.6%	$279,208	$413,928	$134,720	32.5%
Loss from continuing operations before income taxes and discontinued operations	(103,125)	(182,961)	79,836	-43.6%	(279,208)	(413,928)	134,720	-32.5%
Loss from discontinued operations	-	(115,551)	115,551	-100.0%	(239,130)	(55,052)	(184,078)	334.4%
(Loss) gain attributable to discontinued operations	(6,976)	-	(6,976)	100.0%	2,050,233	-	2,050,233	100.0%
Income tax provision	-	(78,580)	78,580	-100.0%	-	(78,580)	78,580	-100.0%
Net income (loss)	$(110,101)	$(377,092)	$266,991	-70.8%	$1,531,895	$(547,560)	$2,079,455	-379.8%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

For the three and six months ended June 30, 2013, costs decreased $79,836 and $134,720 or 43.6% and 32.5% compared to the three and six months ended June 30, 2012.

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

Net Income (Loss)

Net loss attributable to common stockholders of $0.06 per share for the three months ended June 30, 2013 as compared to $0.17 per share June 30, 2012. The change was primarily the result of decreased costs associated with general and administrative costs of $0.03, decreased loss associated with discontinued operations of $0.04 and the decrease in income tax provision of $0.03.

Net income (loss) attributable to common stockholders of $0.27 per share for the six months ended June 30, 2013 as compared to $(0.27) per share June 30, 2012. The change is primarily the result of the gain of $0.55 per share attributable to the disposal and deconsolidation of Wood Energy as a result of the chapter 7 liquidation. In addition, the increase in income per share is the result of a decrease in general and administrative expenses of $0.02, which is offset by an increased loss from discontinued operations of $0.08 per share.

Financial Condition and Liquidity

Our cash and cash equivalents consist of cash. Our cash and cash equivalents balance at June 30, 2013 and 2012 was $2,131 and $5,745, respectively.

The following is a summary of our cash flow activity:

	Six months Ended June 30,
	2013	2012
Net cash used in operating activities	$(370,445)	$(907,465)
Net cash used in investing activities	$-	$(819,357)
Net cash from financing activities	$366,831	$1,431,650

Net cash used in operating activities

For the six months ended June 30, 2013, cash used by operating activities was $370,445. The primary use of cash was $100,000 for the bankruptcy petition related to Wood Energy and normal operating activities of the Company. For the six months ended June 30, 2012, cash used by operating activities was $907,465. The primary use of cash was an increase in accounts receivable of $607,875 and an increase in prepaid and other assets (primarily inventory) of $236,738, which were related to discontinued operations

Net cash used in investing activities

During the six months ended June 30, 2012, the Company purchased $819,357 of equipment primarily for the processing of ties at its Louisiana grinding facility, as well as for the pickup and removal of ties for the an existing customer, which were related to its discontinued operation.

Net cash provided by financing activities

For the six months ended June 30, 2013, net cash provided by financing activities was $366,831. The primary sources of cash was approximately $312,000 the Company received in advances from Banyan Holdings, which were subsequently converted to common stock and approximately $55,000 of additional advances on the Wood Energy line of credit prior to Wood’s filing for Chapter 11 protection.

At June 30, 2013, the Company had a net working capital deficiency of approximately $776,000 as compared to a net working capital deficiency of approximately $5,600,000 at December 31, 2012. The primary reason for the change in working capital deficiency from December 31, 2012 was the bankruptcy petition and the subsequent deconsolidation of Wood Energy. The Company recognizes that as a result of the Wood Energy bankruptcy petition and the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our CEO, Gary O. Marino, at 561-997-7775.

Item 4. Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2013. Further, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

See “Legal Proceedings” above concerning Wood’s default on its debt with FTB.

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