Form 10-Q
period 2013-09-30
Banyan Rail Services Inc.
filed 2013-11-13
CIK 764897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   1,032,945 shares of common stock, $0.01 par value per share, as of November 1, 2013.

Table of Contents

Part I — Financial Information	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Cautionary Statement Concerning Forward-Looking Statements	13
Overview	13
Recent Events	14
Critical Accounting Policies and Estimates	15
General and administrative expenses	17
Financial Condition and Liquidity	18
Off-Balance Sheet Arrangements	19
How to Learn More about Banyan	19
Item 4. Controls and Procedures	19
Part II — Other Information	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

Part I — Financial Information
Item 1.  Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$48,394	$5,745
Accounts receivable - trade and other receivables (net of allowance of $0 and $63,938, respectively)	-	319,100
Prepaid expenses and other current assets	-	78,079
Total current assets	48,394	402,924

Property and equipment, net	-	2,732,664

Other assets
Other assets	-	6,541
Total other assets	-	6,541
Total assets	$48,394	$3,142,129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$173,627	$1,107,903
Revolving credit line	-	848,588
Current portion of long-term debt	-	3,049,680
Current portion of capital leases	-	278,397
Demand loan - related party	-	225,000
Accrued dividends	257,392	483,660
Total liabilities	431,019	5,993,228

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	559,221	675,775
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 19,950 shares issued at September 30, 2013 and December 31, 2012, respectively	1,995,000	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 1,028,945 and 696,128 issued as of September 30, 2013 and December 31, 2012, respectively	10,289	6,961
Additional paid-in capital	94,310,319	93,149,957
Accumulated deficit	(97,186,965)	(98,608,303)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' deficit	(382,625)	(2,851,099)
Total liabilities and stockholders' deficit	$48,394	$3,142,129

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Operations

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

General & administrative expenses	$389,765	$580,385	$110,557	$166,457
Loss from continuing operations before income taxes and discontinued operations	(389,765)	(580,385)	(110,557)	(166,457)
Loss from discontinued operations	(239,130)	(1,022,025)	-	(966,973)
Gain attributable to discontinued operations	2,050,233	-	-	-
Income tax provision	-	(569,582)	-	(491,002)
Net income (loss)	$1,421,338	$(2,171,992)	$(110,557)	$(1,624,432)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(374,625)	(307,052)	(124,875)	(110,101)
Amortization of preferred stock beneficial conversion feature	(116,554)	(116,982)	(39,278)	(39,278)
Total dividends for the benefit of preferred stockholders	(491,179)	(424,034)	(164,153)	(149,379)
Net income (loss) attributable to common stockholders	$930,159	$(2,596,026)	$(274,710)	$(1,773,811)

Weighted average number of common shares outstanding:
Basic and diluted	897,010	615,788	897,010	615,788

Net loss per common share from continuing operations, basic and diluted	$(0.43)	$(1.87)	$(0.12)	$(1.06)
Net income (loss) per common share from discontinued oeprations, basic and diluted	2.02	(1.66)	-	(1.57)
Net income (loss) per common share, basic and diluted	$1.58	$(3.53)	$(0.12)	$(2.64)
Net income (loss) attributable to common shareholders per share	$1.04	$(4.22)	$(0.31)	$(2.88)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,421,338	$(2,171,992)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,445	626,541
Amortization of identifiable intangible assets	-	113,973
Stock compensation expense	4,066	4,154
Deferred income taxes	-	569,582
Amortization of deferred loan costs	-	42,913
Loss on sales of equipment	414	162,790
Gain on discontinued operations	(2,050,233)	-
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease (increase) in accounts receivable	22,478	(188,001)
Increase in costs incurred related to deferred revenue	-	1,167,263
Decrease(increase) in prepaid expenses and other current assets	11,168	(451,728)
Increase in other assets	-	(20,135)
Increase in accounts payable and accrued expenses	184,142	72,540
Decrease in deferred revenue	-	(1,191,937)
Net cash used in operating activities	(404,182)	(1,264,037)

Cash flows used in investing activities:
Acquisition of property and equipment	-	(947,074)
Net cash used in investing activities	-	(947,074)

Cash flows from financing activities:
Proceeds from sale of common stock	248,000	500,000
Proceeds from sale of preferred stock	-	615,000
Payment of preferred stock dividends	-	(172,475)
Proceeds from demand loan - related party	343,800	-
Proceeds from long-term debt	-	3,430,000
Payment of settlement agreement	(200,000)	-
Proceeds from line of credit	55,031	952,878
Payments of line of credit	-	(662,231)
Payment of capital leases	-	(116,859)
Payments of long-term debt	-	(2,649,435)
Net cash from financing activities	446,831	1,896,878

Net increase (decrease) in cash	42,649	(314,233)
Cash, beginning of period	5,745	314,233
Cash, end of period	$48,394	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$297,749
Taxes	$-	$-

Non cash financing activities:
Preferred stock dividend in excess of payments	$257,392	$350,800
Issuance of common shares in lieu of cash dividends payable	$600,895	$-
Issuance of shares in settlement of loans and advances payable	$568,800	$-
Property acquired under capital leases	$-	$160,738

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary
Consolidated Statements of Stockholders’ (Deficit) Equity
Periods Ended September 30, 2013 and December 31, 2012

	Common Stock		Preferred Stock				Treasury Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2011, restated for 1 for 5 Reverse Stock Split	609,171	$6,091	37,850	$1,617,236	$92,923,423	$(89,688,252)	5,655	$(70,689)	$4,787,809
Amortization of beneficial conversion feature preferred stock - Series B				(156,261)	156,261
Issuance of preferred stock - Series C			12,100	1,210,000					1,210,000
Issuance of common stock	86,957	870			499,130				500,000
Stock compensation expense					5,538				5,538
Net loss for the year ended December 31, 2012						(8,920,051)			(8,920,051)
Preferred stock dividends					(434,395)				(434,395)

Stockholders’ (deficit) equity December 31, 2012, restated for 1 for 5 reverse stock split	696,128	$6,961	49,950	2,670,975	$93,149,957	$(98,608,303)	5,655	(70,689)	$(2,851,099)

Amortization of beneficial conversion feature preferred stock - Series B				(116,554)	116,554				-
Issuance of common stock	332,817	3,328			1,414,367				1,417,695
Stock compensation expense					4,066				4,066
Net income for the nine months ended September 30, 2013						1,421,338			1,421,338
Preferred stock dividends					(374,625)				(374,625)
Stockholders’ (deficit) equity September 30, 2013	1,028,945	$10,289	49,950	$2,554,421	$94,310,319	$(97,186,965)	5,655	$(70,689)	$(382,625)

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1.  Nature of Operations

Banyan Rail Services Inc. (“Banyan,” “we,” “our” or the “Company”) was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. and purchased The Wood Energy Group, Inc. (“Wood Energy” or “Wood”). Wood Energy was engaged in the business of railroad tie reclamation and disposal.

On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, which was voluntarily converted into a Chapter 7 bankruptcy on February 5, 2013.  The assets of Wood were liquidated by the Trustee of the Bankruptcy Court. The proceeds from the sale were used to satisfy a portion of secured claims, with the remainder if any, allocated to the unsecured claims.

The Company is actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America.

See Note 5, Settlement Agreement Payable, regarding a settlement of the corporate guarantee for certain debts.

Going Concern (See Note 4) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

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

Certain reclassifications have been made to the 2012 financial statements to conform to the classifications used in 2013. In September 2013, the Company effected a 1 for 5 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect this transaction.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full 2013 year.

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

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at September 30, 2013 and December 31, 2012.

Accounts Receivable

Trade accounts receivable at December 31, 2012 were recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends.  Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2012, the Company recorded an allowance for doubtful accounts of $63,938.

Property and Equipment

Property and equipment owned and under capital leases were carried at cost. Depreciation of property and equipment was provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	3-7
Track on leased properties	4

Expenditures for major renewals and betterments that extend the useful lives of property and equipment were capitalized.  Expenditures for maintenance and repairs were charged to expense as incurred.

Fair Value of Financial Instruments

Recorded financial instruments at September 30, 2013 consist of cash, accounts payable, and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings Per Share

Basic earnings (loss) per share is computed based on the weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and convertible preferred stock equivalents.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2010.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company.  In addition, the Company is unable to pay dividends on its common stock until dividends are paid on its preferred stock.

Note 4. Liquidity and Going Concern

At September 30, 2013, the Company had a net working capital deficiency of $382,625, and incurred negative cash flows from operating activities of $404,182 for the period ended September 30, 2013. The Company recognizes the need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise necessary capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current shareholders in Banyan will be diluted.

Note 5. Settlement Agreement Payable

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

On June 26, 2013 Banyan and FTB agreed to settle the action filed against Banyan by FTB in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB).  In accordance with a settlement agreement, Banyan paid $200,000 to FTB on September 26, 2013, which fully satisfied its obligation.

Note 6. Preferred and Common Stock

On September 24, 2013, the Company issued 88,800 shares of common stock in lieu of $222,000 of cash dividends to its preferred shareholders for dividends in arrears as of June 30, 2013.

On September 24, 2013, the Company issued 48,000 shares of common stock to Banyan Rail Holdings LLC (Banyan Holdings) as part of a private placement of common stock in exchange for cash in the amount of $203,000 and cancellation of debt in the amount of $157,000.   The proceeds of the money received were used to fund working capital requirements.  Gary O. Marino, the Company’s Chairman, is the Chief Executive Officer of Banyan Holdings and a significant stockholder of Banyan Holding’s ultimate parent company.

In September 2013, the Company issued 6,000 shares of common stock to officers and directors of the Company in exchange for $45,000 as part of a private placement of common stock.  The proceeds of the money received were used to fund working capital requirements.

Dividends for Series A, B and C Preferred stock are accrued for the semi-annual period ended September 30, 2013 in the amount of $124,875.  During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in the form of shares of common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends will be paid in January 2014.

As of September 30, 2013, Banyan Holdings owned 3,000, 10,000, 17,800 and 496,826 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If all shares of Preferred stock were converted by Banyan Holdings, it would own 842,560 shares of the Company or 61.2% of outstanding common stock.

Note 7. Income Taxes

For the nine months ended September 30, 2013 and 2012, the Company recorded an income tax provision of $0. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 0%.  The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period.  The Company recorded an operating loss for the quarter, when excluding the one-time gain from discontinued operations, and has a recent history of operating losses.  After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 8. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 533,097 and 392,806 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at September 30, 2013 and 2012, as their inclusion would be anti-dilutive.  In addition, the Company excluded 45,000 stock options as of September 30, 2013 as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2012, as restated for 1 for 5 reverse stock split	45,600	14.75		1.3 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	-	-		-	-
Balance, January 1, 2012, as restated for 1 for 5 reverse stock split	45,600	$14.75		1.3 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(600)	(0.05)		-	-
Balance, September 30, 2013	45,000	$14.90		1.3 years	$-

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

Note 10. Related Party Transactions

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services.

The Company’s board of directors and officers directly or beneficially own 37,950 shares of the Company’s preferred stock and 605,350 shares of common stock as of September 30, 2013 or 1,048,283 shares, if the preferred is converted and options are exercised.

Note 11. Subsequent Events

On October 4, 2013, Bennett Marks resigned as a director of Banyan, and the board of directors of the Company increased the number of directors from four to six and appointed Jon Ryan, Donald Denbo and Mark Friedman to fill the resulting vacancies.

Also on October 4, 2013, Gary O. Marino stepped down as the Company’s Chief Executive Officer but will remain Chairman of the Board. Concurrently, the Board elected Donald D. Redfearn to serve as the Chief Executive Officer of the Company and Jon Ryan to take over the role of President from Mr. Redfearn.

On October 31, 2013, the Company issued 4,000 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for cash in the amount of $30,000.   The proceeds of the money received were used to fund working capital requirements.  Donald Denbo, a newly appointed Director of the Company, is a partner in Coalbrookdale Partners.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Annual Report on Form 10-K.  We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	successfully raising capital to fund our operations;
•	successfully finding an operating entity to acquire;
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts;
•	complying with SEC regulations and filing requirements applicable to us as a public company.

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

Overview

In September 2009, we completed the acquisition of The Wood Energy Group, Inc., a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments.

Wood Energy provided railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $378.8 million as of 2011) and industrial customers.   We operated primarily in the southern region of the United States of America. Our services included removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets. In 2012, we removed and disposed of approximately 520,000 railroad ties, 73% of which were used by the co-generation market and 27% for the landscape and relay markets.

On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, which was voluntarily converted into a Chapter 7 Bankruptcy on February 5, 2013.

The assets of Wood Energy were liquidated by the Trustee of the Bankruptcy Court. The proceeds from the sale will be used to satisfy a portion of secured claims, with the remainder if any, allocated to the unsecured claims.

As a result of Wood’s noncompliance with payment terms to Fifth Third Bank (“FTB” or “Fifth Third”) under a $3.0 million term note, and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida.    At the time, Wood also owed amounts to FTB under a $1.0 million working capital line and a $520,000 capital expenditure line.  The Wood indebtedness was guaranteed by Banyan.

On June 26, 2013 Banyan and FTB agreed to settle the action filed against Banyan by FTB.  In accordance with the settlement agreement,   Banyan paid $200,000 to FTB on September 26, 2013, which fully satisfied its obligation.

The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

The Company is actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America, and intends to keep its statutory filings current during the process.

Recent Events

Settlement Agreement Payable

On June 26, 2013 Banyan and FTB agreed to settle the action filed against Banyan by FTB in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida.  In accordance with a settlement agreement, Banyan paid $200,000 to FTB on September 26, 2013, which fully satisfied its obligation.

Preferred and Common Stock

On September 24, 2013, the Company issued 88,800 shares of common stock in lieu of $222,000 of cash dividends to its preferred shareholders for dividends in arrears as of June 30, 2013.

On September 24, 2013, the Company issued 48,000 shares of common stock to Banyan Rail Holdings LLC (Banyan Holdings) as part of a private placement of common stock in exchange for cash in the amount of $203,000 and cancellation of debt in the amount of $157,000.   The proceeds of the money received were used to fund working capital requirements.  Gary O. Marino, the Company’s Chairman, is the Chief Executive Officer of Banyan Holdings and a significant stockholder of Banyan Holding’s ultimate parent company.

In September 2013, the Company issued 6,000 shares of common stock to officers and directors of the Company in exchange for $45,000 as part of a private placement of common stock.  The proceeds of the money received were used to fund working capital requirements.

On October 31, 2013, the Company issued 4,000 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for cash in the amount of $30,000.   The proceeds of the money received were used to fund working capital requirements.  Donald Denbo, a Director of Banyan Rail, is a partner in Coalbrookdale Partners.

Reverse Stock Split

In September 2013, the Company effectuated a 1-for-5 reverse stock split pursuant to which each stockholder received one share of common stock for every five shares owned prior to the reverse split. All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect this reverse stock split.

Officers and Directors Changes

On October 4, 2013, Bennett Marks resigned as a director of Banyan and the board of directors of the Company increased the number of directors from four to six and appointed Jon Ryan, Donald Denbo and Mark Friedman to fill the resulting vacancies.

Also on October 4, 2013, Gary O. Marino stepped down as the Company’s Chief Executive Officer but will remain Chairman of the Board. Concurrently, the Board elected Donald D. Redfearn to serve as the Chief Executive Officer of the Company and Jon Ryan to take over the role of President from Mr. Redfearn.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the quarter ended September 30, 2013, there were no significant changes to the critical accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include deferred revenue; costs incurred related to deferred revenue, the useful lives of property and equipment, the useful lives of intangible assets and accounting for the business combination.

Cash and Cash Equivalents

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 30, 2013 and December 31, 2012.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. As of December 31, 2012, the Company recorded an allowance for doubtful accounts of $63,938.

Property and Equipment

Property and equipment owned and under capital leases were carried at cost. Depreciation of property and equipment was provided using the straight line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	3-7
Track on leased properties	4

Expenditures for major renewals and betterments that extend the useful lives of property and equipment were capitalized. Expenditures for maintenance and repairs were charged to expense as incurred.

Fair Value of Financial Instruments

Recorded financial instruments at September 30, 2013 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
General & administrative expenses	$110,557	$166,457	$55,900	33.6%	$389,765	$580,385	$190,620	32.8%
Loss from continuing operations before income taxes and discontinued operations	(110,557)	(166,457)	(55,900)	33.6%	(389,765)	(580,385)	(190,620)	32.8%
Loss from discontinued operations	-	(966,973)	(966,973)	100.0%	(239,130)	(1,022,025)	(782,895)	76.6%
Gain attributable to the disposal of discontinued operations	-	-	-	0.0%	2,050,233	-	(2,050,233)	0.0%
Income tax provision	-	(491,002)	(491,002)	100.0%	-	(569,582)	(569,582)	100.0%
Net (loss) income	$(110,557)	$(1,624,432)	$(1,513,875)	93.2%	$1,421,338	$(2,171,992)	$(3,593,330)	165.4%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs.

For the three and nine months ended September 30, 2013, costs decreased $55,900 and $190,620 or 33.6% and 32.8% compared to the three and nine months ended September 30, 2012.

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

Net Income (Loss)

Net loss attributable to common stockholders of $0.31 per share for the three months ended September 30, 2013 as compared to $2.88 per share September 30, 2012.  The change was primarily the result of decreased costs associated with general and administrative costs of $0.09, decreased loss associated with discontinued operations of $1.57 and the decrease in income tax provision of $0.80.

Net income attributable to common stockholders of $1.04 per share for the nine months ended September 30, 2013 as compared to a net loss of $(4.22) per share September 30, 2012.  The change is primarily the result of the gain attributable to the disposal and deconsolidation of Wood Energy as a result of the Chapter 7 liquidation of $3.68 per share.  In addition, the increase in income per share is the result of a decrease in general and administrative expenses of $0.51 per share, a decrease in income tax provision of $0.92 per share and a decrease in dividends for the benefit of preferred shareholders of $0.14 per share.

Financial Condition and Liquidity

Our cash balance at September 30, 2013 and 2012 was $48,394 and $0, respectively.

The following is a summary of our cash flow activity:

	Nine months ended September 30,
	2013	2012
Net cash used in operating activities	$(404,182)	$(1,264,037)
Net cash used in investing activities	$-	$(947,074)
Net cash from financing activities	$446,831	$1,896,878

Net cash used in operating activities

For the nine months ended September 30, 2013, cash used by operating activities was $404,182.  The primary use of cash was $100,000 for the bankruptcy petition related to Wood Energy and normal operating activities of the Company.  For the nine months ended September 30, 2012, cash used by operating activities was $1,264,037.  The primary use of cash was an increase in accounts receivable of $188,001 and an increase in prepaid and other assets (primarily inventory) of $451,728, as well as increased operational expenses paid during the period.

Net cash used in investing activities

During the nine months ended September 30, 2012, the Company purchased $947,074 of equipment primarily for the processing of ties at its Louisiana grinding facility, as well as for the pickup and removal of ties, which were related to its discontinued operation.

Net cash provided by financing activities

For the nine months ended September 30, 2013, net cash provided by financing activities was $446,831.  The primary sources of cash was approximately $343,000 that the Company received in advances from Banyan Holdings, which were subsequently converted to common stock, cash received from the sale of common stock of $248,000 and approximately $55,000 of additional advances on the Wood Energy line of credit prior to Wood’s filing for Chapter 11 protection, offset by the payment of $200,000 for the settlement of the FTB action.

At September 30, 2013, the Company had a net working capital deficiency of $382,625 as compared to a net working capital deficiency of approximately $5,600,000 at December 31, 2012.  The primary reason for the change in working capital deficiency from December 31, 2012 was the bankruptcy petition and the subsequent deconsolidation of Wood Energy.  The Company recognizes that as a result of the Wood Energy bankruptcy petition and the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our Chairman, Gary O. Marino, at 561-997-7775.

Item 4. Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2013. Further, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1. Legal Proceedings

As a result of Wood Energy’s failure to make the January 2013 payment to FTB under a $3.0 million term note (in addition to the term loan, Wood Energy had a $1.0 million working capital line of credit and a $500,000 capital expenditure line of credit with FTB; Banyan had guaranteed all three loans), and Wood’s subsequent bankruptcy filing, on February 7, 2013, FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida (Case No. CA002288XXXXMB).

In accordance with a settlement agreement, Banyan paid $200,000 to FTB on September 26, 2013, which fully satisfied its obligation to FTB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2013 Banyan issued 2,000 shares of common stock to Donald D. Redfearn, a director and the Company’s CEO, for $7.50 per share or $15,000 in total.  The proceeds from the sale of stock will be used for working capital purposes.

On October 31, 2013, the Company issued 4,000 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for cash in the amount of $30,000.   The proceeds of the money received were used to fund working capital requirements.  Donald Denbo, a Director of Banyan, is a partner in Coalbrookdale Partners.

The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.  There were no other unreported issuances of securities during the quarter ended September 30, 2013 or through the filing of this report.

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

Banyan Rail Services Inc.

Date: November 13, 2013	/s/ Jon Ryan
Jon Ryan,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 22 of 22