Form 10-K
period 2013-12-31
Banyan Rail Services Inc.
filed 2014-03-27
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,553,136 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  1,084,608 shares of common stock, $0.01 par value per share, as of March 15, 2014.

PART I

As used in this report, all references to “Banyan,” the “Company,” “we,” “our” and “us” refer to Banyan Rail Services Inc. (formerly B.H.I.T. Inc.).

In September 2013 the Company effectuated a one-for-five reverse split pursuant to which each shareholder received one common share for every five shares owned prior to the reverse split. All shares and per share amounts in this report have been adjusted retroactively to reflect this reverse stock split.

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

Item 1. Business.

In September 2009, we completed the acquisition of all of the issued and outstanding stock of The Wood Energy Group, Inc. (“Wood Energy”), a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments.

Wood Energy provided railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $452.7 million as of 2012) and industrial customers.   We operated primarily in the southern region of the United States of America. Our services included removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets.

On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, which was voluntarily converted into a Chapter 7 Bankruptcy on February 5, 2013.

The assets of Wood Energy were liquidated by the Trustee of the Bankruptcy Court. The proceeds for the sale were used to satisfy a portion of the secured claims, with the remainder if any, allocated to the unsecured claims.

As a result of Banyan’s guarantee of Wood Energy’s outstanding secured debt, at the time of its bankruptcy filing, to Fifth Third Bank (“FTB” or “Fifth Third”), FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida. The action was subsequently settled on September 26, 2013 when Banyan paid $200,000 to FTB which fully satisfied Banyan’s obligation and provided a full release for Banyan by FTB.

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

On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time. Because members of our new management team have experience with the railroad industry, we began investigating acquisitions of companies in the rail industry. In the spring of 2009, we entered negotiations with the owners of Wood Energy to acquire the company. As a result of the acquisition of Wood Energy, we were no longer a shell company. On January 4, 2010, we changed our name to Banyan Rail Services Inc. to reflect our new business. As a result of the bankruptcy and liquidation of Wood Energy, Banyan is now a shell Company seeking to acquire an operating entity.

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

Risks Relating to Our Company

Banyan is a shell company without significant assets or operations.

After the liquidation of the assets of Wood Energy, Banyan became a shell company without significant operations or sources of revenue other than investments. Without revenue we are currently dependent upon loans and equity infusions from affiliates to meet our cash needs. Our ability to continue on an on-going basis dependent upon, among other things, raising capital and identifying an operating business to acquire, among other factors, many of which are beyond our control.

We have issued preferred stock, which may decrease both our net income available to common shareholders and cash flow.

We have issued 49,950 shares of preferred stock for working capital needs in the amount of $5.07 million. Although investments in leveraged companies offer the opportunity for capital appreciation, leveraged investments also involve a high degree of risk.  The amount of our preferred stock outstanding could have important consequences for us and our investors.  For example, it could:

•	require us to dedicate a substantial portion of our cash flow obtained from financing to payments on our mandatory preferred stock dividends, thereby reducing funds available for acquisitions, and other appropriate business development opportunities that may arise in the future, and
•	limit our flexibility in conducting our business plan of identifying and acquiring an operating company, which may place us at a disadvantage compared to competitors with less preferred stock.

Our ability to make scheduled payments dividends on our preferred stock will depend primarily on our ability to successfully find an operating entity to acquire, as well as the future performance of that entity. All of which to a certain extent is subject to economic, financial, competitive and other factors beyond our control.  We have been unable to make payments on our outstanding preferred stock and many of our preferred shareholders have agreed to accept common stock in lieu of cash dividends. There can be no assurance that our business plan will generate sufficient cash flow to pay mandatory preferred stock dividends or meet our other cash needs.

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

We face a variety of risks associated with acquiring and integrating new business operations.  The growth and success of our business will depend on our ability to identify, acquire and operate new assets or businesses. We may compete with companies that have significantly greater resources than we do for potential acquisition candidates.  We cannot provide assurance that we will be able to:

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

Certain employees and directors own a significant interest in Banyan.

Certain directors and officers, control 60.6% of our outstanding common shares (70.2% if they exercised their options and converted their shares of preferred stock). Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices.

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

As a result of the private placements including issuances of preferred stock in 2012 and prior, there are shares of outstanding preferred stock which can be converted into as many as 532,939 shares of our common stock for $4.50 to $12.50 per share.  In addition, as of December 31, 2013 we have issued options to purchase 30,000 shares to our directors as compensation for serving on the board at prices ranging from $13.50 to $17.50 a share. If the directors’ options are exercised or the shares of preferred stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of preferred stock or the exercise of options could depress the price of our stock if there isn’t enough demand for the shares in the market. Even if the shares of preferred stock are not converted, the large number of shares issuable upon conversion of the preferred stock could cause an overhang on the market.

If you invest in Banyan, you may experience substantial dilution and the market price of our shares may decrease.

In the event we identify and obtain an operating entity, there may be a dilutive effect on the holders of our securities. In addition, as part of our recruitment process and in connection with our efforts to attract and retain employees and directors, we may offer stock options, restricted stock shares or other types of equity-based incentives to its future employees and directors. The Company’s issuance of equity-based incentives to new hires, senior management and directors, may cause you significant dilution as a result of such issuances. Also, we agreed that if we conduct a registered offering of securities, we will register the shares of common stock issued to the sellers of Wood Energy and underlying the preferred stock issued in connection with our acquisition of Wood Energy.   Further, although shares of common stock issued to the sellers and to be issued upon conversion of our preferred stock will be “restricted” securities under the Securities Act of 1933 prior to any registration statement being filed and being declared effective by the SEC, they may nonetheless be sold prior to that time in reliance on registration exemptions contained in Rule 144 of the Securities Act, subject to certain resale restrictions imposed by Rule 144.  Such issuances and sales may also depress the market price of our shares.

Our common stock may be considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price for our common stock has been below $5.00 per share in the past, and if our stock trades for less than $5.00 per share, it will be considered a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

We have issued 49,950 shares of preferred stock, pursuant to our certificate of incorporation; our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the preferred stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our preferred stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock. In December of 2012, the Company extended an offer to preferred shareholders to receive payment of dividends in the form of common stock in lieu of cash. As of December 31, 2013, 89% or approximately $444,000 of the annual dividend due to preferred shareholders is paid in common stock; the balance will remain accrued until such time as the Company has sufficient cash from operations to issue cash payment. We do not anticipate paying cash dividends on our common stock in the foreseeable future. When the Company issues payment of these dividends in common stock, your percentage ownership in Banyan will be diluted

We do not intend to pay any cash dividends on our common stock.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTC Bulletin Board® under the symbol “BARA”. The last reported sale price on March 15, 2014 was $8.00 per share. The following table lists the high and low closing sale prices of our stock during 2013 and 2012 as reported on OTC Bulletin Board®. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ending December 31,
	2013		2012
	High	Low	High	Low
Fourth Quarter	$6.00	$2.50	$6.25	$4.40
Third Quarter	$3.75	$1.50	$10.00	$3.75
Second Quarter	$11.00	$2.55	$14.00	$7.55
First Quarter	$11.00	$8.00	$15.00	$5.50

There were approximately 1,386 stockholders of record of Banyan’s common stock as of March 15, 2014. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

All share and per share amounts in this Annual Report on Form 10-K have been adjusted retroactively to reflect this reverse stock split. See Reverse Stock Split.

Common Stock

As of December 31, 2013, our certificate of incorporation provided that we were authorized to issue 7.5 million shares of common stock, par value $0.01 per share. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors. Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions. Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts, preferred stock and other liabilities.

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

Stock Options

In 2013, no compensatory stock options were issued.

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

Wood Energy provided railroad tie pickup, reclamation and disposal services to the Class 1 railroads (defined by the American Association of Railroads as a railway company with annual operating revenue over $452.7 million as of 2012) and industrial customers.   We operated primarily in the southern region of the United States of America. Our services included removing scrap railroad ties (ties), disposing of the ties by selling them to the landscape and relay tie markets or having the ties ground to create chipped wood for subsequent sale as fuel to the co-generation markets.

On January 11, 2013, Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, which was voluntarily converted into a Chapter 7 Bankruptcy on February 5, 2013.

The assets of Wood Energy were liquidated by the Trustee of the Bankruptcy Court. The proceeds for the sale were used to satisfy a portion of the secured claims, with the remainder if any, allocated to the unsecured claims.

As a result of Banyan’s guarantee of Wood Energy’s outstanding secured debt, at the time of its bankruptcy filing, to Fifth Third Bank (“FTB” or “Fifth Third”), FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida. The action was subsequently settled on September 26, 2013 when Banyan paid $200,000 to FTB which fully satisfied Banyan’s obligation and provided a full release for Banyan by FTB.

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

Common Stock Issuances

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

On September 24, 2013, the Company issued 4,000 shares of common stock to Gary O. Marino as part of a private placement for $7.50 per share or $30,000 in the aggregate. Gary O. Marino is the Company’s Chairman of the Board. The proceeds were used to fund working capital requirements.

On September 30, 2013, the Company issued 2,000 shares of common stock to Donald Redfearn as part of a private placement for $7.50 per share or $15,000 in the aggregate. Donald Redfearn is the Company’s Chief Executive Officer and a director. The proceeds were used to fund working capital requirements.

On October 28, 2013, the Company issued 4,000 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for cash in the amount of $30,000. The proceeds of the money received were used to fund working capital requirements. Donald Denbo, a Director of Banyan Rail, is a partner in Coalbrookdale Partners.

On November 12, 2013, the Company issued 4,000 shares of common stock to the Paul S. Dennis Trust as part of a private placement of common stock in exchange for cash in the amount of $30,000. The proceeds of the money received were used to fund working capital requirements. Paul S. Dennis, a Director of Banyan Rail, is the trustee of the trust.

On December 31, 2013, the Company agreed to issue 16,230 shares of common stock to Banyan Rail Holdings, LLC (”Banyan Holdings”) in conjunction with the note payable entered into on December 31, 2013 in the amount of $150,000. The common shares were issued in January 2014. Our chairman is the President of Banyan Holdings. The fair market value of the shares at the date of grant have been recorded as additional interest expense on the Company’s Consolidated Statement of Operations.

On February 14, 2014, the Company agreed to issue 5,500 shares of common stock in connection with a $50,000 advance under the line of credit agreement it entered into with Banyan Holdings in the amount of $200,000. These shares were issued on February 26, 2014. The proceeds received were used to fund working capital requirements.

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

Financing Agreements

On December 31, 2013, the Company entered into a demand loan with Banyan Holdings in the amount of $150,000 at an annual interest rate of 10%. In addition, the Company issued 16,230 shares of common stock to Banyan Holdings as an incentive to enter into the note. These shares were issued on January 21, 2014. The proceeds received were used to fund working capital requirements. The fair market value of the shares at the date of grant, $162,300 has been recorded as common stock payable in the Company’s Consolidated Statements of Stockholders’ Equity and additional interest expense on the Company’s Consolidated Statement of Operations.

In January 2014, the Company issued 25,177 shares of common stock in lieu of $222,000 of the dividends accrued at year end.

On February 14, 2014, the Company entered into a demand line of credit with Banyan Holdings in the amount of $200,000 at an annual interest rate of 10%. In addition the Company agreed to issue shares of stock as an incentive to enter into the note at a ratio of 110 of the Company’s common shares for every $1,000 drawn on the line of credit. On February 14, 2014, the Company drew $50,000 on the line of credit and agreed to issue 5,500 shares of common stock. The shares were issued on February 26, 2014 and the proceeds received were used to fund working capital requirements.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the year ended December 31, 2013, there were no significant changes to the critical accounting policies.

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

Cash

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash.

Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. An allowance is estimated from historical performance and projections of trends. Bad debt expense is charged to operations if write offs are deemed necessary. At December 31, 2012, the Company recorded an allowance for doubtful accounts of $63,938.

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

Fair Value of Financial Instruments

Recorded financial instruments at December 31, 2013 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings per Share

Basic earnings (loss) per share are computed based on weighted average shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options, and preferred stock common stock equivalents.

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

Consolidated Results of Operations - Banyan and Subsidiary

The following table summarizes our results for the years ended December 31, 2013 and 2012:

	Year ended December 31,		Variance
	2013	2012	$	%

General & administrative expenses	$505,976	$736,548	$(230,572)	-31.3%
Loss from continuing operations before income taxes and discontinued operations	(505,976)	(736,548)	230,572	-31.3%
Loss from discontinued operations	(239,130)	(7,613,921)	7,374,791	-96.9%
Gain attributable to discontinued operations	2,050,233	-	2,050,233	100.0%
Interest expense	(162,300)	-	(162,300)	-100.0%
Income tax provision	-	(569,582)	569,582	100.0%
Net income (loss)	$1,142,827	$(8,920,051)	$10,062,878	112.8%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The below table summarizes the general and administrative expenses for the years ended December 31, 2013 and 2012:

	G & A expenses
	For the years ending December 31,
			Variance
	2013	2012	$	%

Compensation costs	$224,811	$381,962	$(157,150)	-41%
Professional fees and public company costs	233,929	201,047	32,882	16%
Other costs	47,236	153,540	(106,304)	-69%
Consolidated general and administrative	$505,976	$736,548	$(230,573)	-31%

General and administrative expenses for the year ended December 31, 2013 were $505,976 as compared to $736,548 for the year ended December 31, 2012. The primary reason for the decrease was a reduction in compensation costs of $157,150 and other costs of $106,304. The decrease in compensation costs is due to the reduction in staffing as a result of the bankruptcy of Wood Energy. The reduction in other costs in the amount of $106,304 was due primarily rent savings of $72,000 due to the Company sharing office space with a related party at no cost, a reduction in travel costs of approximately $23,000 and taxes and licenses of approximately $12,000. These reductions were partially offset by increased professional fees of $32,882, which related to costs associated with the subsidiary bankruptcy and public filings associated with the reverse stock split.

Interest expense

Interest expense was $162,300 for the year ended December 31, 2013 is due to the discount interest to Banyan Holdings, on a demand note entered into on December 31, 2013. See “Recent Events – Financing Agreements” for more information concerning the equity grant.

Income tax expense

Income tax expense was $0 for the year ended December 31, 2013 as compared to the $569,582 for the year ended December 31, 2012. The decrease in expense is the result of the Company recording a full valuation allowance against its deferred tax assets in the amount of $569,582 during the year ended December 31, 2012.

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

The Company's net deferred tax assets before valuation allowance as of December 31, 2013 was $1,900,776, most of which relates to net operating losses that expire from 2018 to 2033. The Company recorded an operating loss for the year and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net income (loss) attributable to common stockholders

Net income attributable to common stockholders was $1.11 per share for the year ending December 31, 2013 compared to a net loss attributable to common shareholders of ($12.81) per share for the year ended December 31, 2012. The difference of $13.92 per common share is primarily due a net gain as a result of the disposal of the Company’s operating subsidiary of approximately $1.8 million versus the prior year loss from discontinued operations of ($7.6) million.

Financial Condition and Liquidity

Cash consists of cash and short-term investments. Our cash balances at December 31, 2013 and 2012 were $27,124 and $5,745, respectively. The following is a summary of our cash flow activity for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net cash used in operating activities	$(797,752)	$(1,605,310)
Net cash used in investing activities	$-	$(1,023,945)
Net cash from financing activities	$819,131	$2,320,767

Net cash used in operating activities

For the year ended December 31, 2013, our net income of $1,142,827 adjusted for non-cash expenses and benefits was approximately $(899,358). This was offset by an increase in accounts payable which provided cash of approximately $100,508, a decrease in accounts receivable of approximately $22,000 and a decrease in prepaids and other current assets of approximately $21,000. For the year ended December 31, 2012, our net loss of $(8,920,051) adjusted for non-cash expenses and benefits was approximately $(2,035,000). This was offset by an increase in accounts payable which provided cash of approximately $225,000 and a decrease in accounts receivable which provided cash of approximately $65,000.

At December 31, 2013, the Company had a net working capital deficiency of approximately $563,000 as compared to a net working capital deficiency of approximately $5,600,000 at December 31, 2012. The change in net working capital deficiency is primarily the result of the bankruptcy and subsequent deconsolidation of the Company’s operating subsidiary. The Company recognizes that as a result of the Bankruptcy petition and the lack of operations and cash flow that it will have to rely upon future capital contributions from investors to generate cash flow for the foreseeable future.

Net cash used in investing activities

During the year ended December 31, 2012, the Company purchased $1,023,945 of equipment for use in its former operating subsidiary.

Net cash provided by financing activities

During 2013 the Company issued 160,822 shares of its common stock for $771,800 to Banyan Holdings. The proceeds of the money received were used to fund working capital requirements.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2013 in the amount of $382,267. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the Company paid $600,895 of dividends in common stock in 2013.

New Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date.

The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability.

The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after 15 December 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after 15 December 2014. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income This guidance requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period (e.g., pension amounts that are capitalized in inventory), companies must cross-reference in a note to other required disclosures.

The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after 15 December 2012. For nonpublic companies, the ASU is effective for fiscal years beginning after 15 December 2013, and interim and annual periods thereafter. The guidance should be applied prospectively.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2013 and 2012.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.      Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2013 and 2012 follow this annual report, beginning on page F-1.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

At the end of December 31, 2013 we carried out evaluations under the direction of the Chief Executive Officer and Chief Financial Officer of our effectiveness of internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2013, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are:

Gary O. Marino, age 69, joined our board in January 2007, was appointed chairman in January 2008 and also served as our chief executive officer from November 2008 until he stepped down in October 2013. Mr. Marino served as chairman, president and CEO of Patriot Rail Corp. which was traded on the NYSE, an owner and operator of short line and regional railroads, from 2005 until 2012, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his extensive knowledge of the railroad industry as well as his banking experience.

Paul S. Dennis, age 75, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Donald D. Redfearn, age 61, joined the board in January 2012. Mr. Redfearn was appointed our Chief Executive Officer in October 2013. In addition he served as our President from May 2011 until October 2013. Mr. Redfearn has been the owner of Redfearn Enterprises, LLC, a real estate holding company, since 2007. From 2004 to 2007, he served as president of RailAmerica, Inc., a railroad holding company which was traded on the NYSE, and from 1989 to 2004 he served as executive vice president of RailAmerica. He also served as a director of RailAmerica since its inception in 1986 through 2007. Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University. Active in local charities, Mr. Redfearn is a member of the United Way Leadership Circle. We believe Mr. Redfearn is highly qualified to serve as a director due to his experience in the railroad industry.

Jon Ryan, age 42, serves as and was appointed as Banyan Rail’s Chief Financial Officer in May 2011. In addition Mr. Ryan joined the board and was appointed as our President in October 2013. He has over 16 years of major accounting firm experience, including as a Senior Assurance Manager at both Ernst & Young in Fort Lauderdale, Florida, and Smoak, Davis & Nixon LLP in Jacksonville, Florida. Most recently he was Corporate Controller at the The Gazit Group, USA, a subsidiary of Gazit-Globe, one of the world’s leading multi-national real estate development and management companies. Mr. Ryan, a CPA, holds a Bachelor of Business Administration from the University of North Florida.

Mark L. Friedman, age 66, was joined the board in October 2013. Mr. Friedman has over 40 years of business experience. Since 1993 Mr. Friedman has been a private equity and venture capital investor, currently serving as the Managing Partner of Constellation Investment Partners LLC (which he co-founded in 2001). He has also served as a director and audit committee member of several publicly-traded companies. While practicing corporate finance law as a partner at the law firm Shea & Gould, a major international law firm based in New York, Mr. Friedman represented primarily investment banking firms including Bear Sterns, Alex Brown, Drexel Burnham and Goldman Sachs. He co-founded RCL Capital Partners in 1992, which purchased substantial equity positions in Allied Digital Technologies and Disc Graphics. In 1986, he served as counsel and one of five principal investors in a structured leveraged buyout of Checker Motors Corporation. Mr. Friedman received a B.A. in History in 1970 (Magna Cum Laude) and a J.D. in 1973 (Cum Laude) from the University of Pennsylvania. He was elected to Phi Beta Kappa and served as Articles Editor of the University of Pennsylvania Law Review.

Don Denbo, age 64, joined the board in October 2013. Mr. Denbo has over 40 years of business experience, and is a founding member of Commercial Insurance Associates, LLC (CIA), and an independent insurance agency specializing in risk management for a diversified client base. His knowledge and practice is varied, as it encompasses his more than 30 years of success in the insurance industry. In addition Mr. Denbo has been an owner of Denbo Metal Recovery and a director of Tennessee Valley Recycling LLC, Bancroft Technology Group, Jet Plex Associates, Shadowbluff Development, Reid Hill and Greymont Kennels, LLC. Mr. Denbo’s education includes a B.S. and M.S. in Psychology from the University of Tennessee, studies at the Vanderbilt School of Medicine and a PhD in Economics from the London School of Economics.

The board of directors has established certain attributes that it seeks in identifying candidates for directors. In particular they look for individuals who have very high integrity, business savvy, an owner-oriented attitude and a deep genuine interest in Banyan. These are the same attributes that Gary O. Marino, Banyan’s Chairman and former CEO, believes to be essential if one is to be an effective member of the Board of Directors. In considering candidates for director, the board considers the entirety of each candidate’s credentials in the context of these attributes. In the judgment of the Board as a whole, each of the candidates being nominated for director possesses such attributes.

Committees of the Board

We are currently a shell company without operations and are presently investigating potential acquisition candidates. As a result, our directors have not designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we have not designated a director as an “audit committee financial expert” as defined by SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we may add additional directors as our operations grow and form appropriate committees at that time.

Code of Ethics

In March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Donald D. Redfearn, 2255 Glades Road, Suite 111-E, Boca Raton, Florida 33431.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2013, Gary O. Marino, our Chairman, failed to timely file a Form 4 on one occasion reporting the acquisition of shares of common stock. Also in 2013, Donald Denbo and Mark Friedman, two of our directors, failed to timely file their respective Form 3’s following their appointments to the board of directors. Based solely on our review of copies of reports furnished to us, we believe all other Section 16(a) filing requirements were timely met in 2013. Copies of these filings are available on the SEC’s website at www.sec.gov.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary O. Marino	2013	—	—	—	—	—
Chief Executive Officer	2012	—	—	—	—	—
Donald D. Redfearn	2013	—	—	—	—	—
Chief Executive Officer
Jon Ryan	2013	161,653	25,000	—	—	186,653
Chief Financial Officer	2012	158,695	—	—	—	158,695

(1)	Mr. Marino and Mr. Redfearn do not receive compensation for service as our chairman, or as chief executive officer, respectively. Mr. Marino was appointed and served as our chief executive officer from November 2008 until October 2013. Mr. Redfearn was appointed our chief executive officer in October 2013. The fair value of stock options is determined as of the date of grant. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. Please see the table regarding the assumptions used in this calculation in Note 9, “Stock-Based Compensation” to our attached consolidated financial statements.

Outstanding Equity Awards at December 31, 2013

The following table summarizes information with respect to the stock options held by the executive officers and employees listed in our summary compensation table as of December 31, 2013.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Gary O. Marino	5,000	—	$13.50	02/11/2015	(1)
	5,000	—	$17.50	06/01/2014	(2)
Donald Redfearn	5,000	—	$13.50	02/11/2015	(3)
Jon Ryan	3,333	1,667	$10.30	06/26/2016	(4)

(1)	Options vested in quarterly installments which began March 31, 2010.
(2)	Options vested on June 1, 2009, the date of grant.
(3)	Options vest in quarterly installments which began March 31, 2010.
(4)	Options vest in three annual installments which began July 26, 2012.

Director Compensation

No compensation was paid to our directors in 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors, executive officers listed under executive compensation and significant stockholders as of March 1, 2014.

Name and Address(1)	Common Stock	Stock Options(2)	Preferred Stock(3)	Total	Percentage(4)

Gary O. Marino(5)
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	542,456	10,000	345,734	898,190	62.4%

Paul S. Dennis(6)
16330 Vintage Oaks Lane,
Delray Beach, FL 33484	104,658	10,000	57,200	171,858	14.9%

Donald D. Redfearn
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	2,000	5,000	-	7,000	0.6%

Jon Ryan (7)
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	-	3,333	-	3,333	0.3%

Donald Denbo
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	8,629	-	10,000	18,629	1.7%

Mark Friedman
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	-	-	-	-	0.0%

Andy C. Lewis (8)
868 South Allis Rd.
Wilmar, AR 71675	46,673	-	20,000	66,673	6.0%

All directors, and executive officers as a group	704,416	28,333	432,934	1,165,683	75.4%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	Shares of common stock into which shares of series A, B or C preferred stock held by the beneficial owner are convertible.
(4)	Assumes the exercise of options, conversion of series A, B or C preferred stock into common stock by that beneficial owner, but no others.
(5)	All shares of preferred stock and 536,623 shares of common stock are held by Banyan Rail Holdings LLC. Gary O. Marino, the Company’s Chairman, is the President and a significant stockholder of Banyan Rail Holdings LLC.
(6)	91,108 shares of common stock and all shares of preferred stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(7)	5,000 options issued on July 26, 2011. The options vest in three equal annual installments beginning July 26, 2012 and expire July 26, 2016.
(8)	All shares of common stock and preferred stock are held by the Andy C. Lewis and Michelle D. Lewis Revocable Trust.

Equity Compensation Plan Information

We have not issued any other options, warrants or rights in 2013 or 2012. In 2013, 600 options expired for former employee. Our equity plans are summarized in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,600	$2.24	272,000
Equity compensation plans not approved by security holders	39,400	$3.38	—
Total	45,000	$3.24	—

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

On August 29, 2011, Wood Energy entered into a lease with a former related party for a new facility in Gibsland, La. This lease was compromised under the laws of Chapter 7 bankruptcy. This facility replaced the Company’s facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The lease called for annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car.

During 2012 the Company issued 9,950 shares of its Series C Preferred Stock of Banyan Holdings. The preferred shares were issued for $100 a share, or $995,000 in the aggregate.

On September 24, 2012, the Company issued 112,822 shares of common stock for $500,000 to Banyan Holdings. The proceeds were used for both working capital purposes.

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

On March 20, 2013, the Company issued 564,110 shares of common stock to Banyan Holdings in exchange for the cancellation of the loan payable in the amount of $225,000 and the advances of $186,800.

On September 24, 2013, the Company issued 4,000 shares of common stock to Gary O. Marino for $7.50 a share or $30,000 in total, and 48,000 Shares to Banyan Holdings for $7.50 a share or $360,000 ($203,000 of cash and $157,000 in cancellation of previous advances) in total. The proceeds from the sale were used for working capital purposes.

Also in September and November 2013, the Company issued 6,000 shares of common stock to officers and directors of the Company for $7.50 a share, for an aggregate total of $45,000, as part of a private placement of common stock. The proceeds of the money received were used to fund working capital requirements.

On October 31, 2013, the Company issued 4,000 shares of common stock to Coalbrookdale Partners for a price of $7.50 a share, as part of a private placement of common stock in exchange for cash in the amount of $30,000. The proceeds of the money received were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners.

On December 31, 2013, the Company entered into a demand promissory note with Banyan Holdings in the amount of $150,000 at an annual interest rate of 10%. The proceeds were used to fund working capital requirements. In connection with the demand promissory note, the Company issued 16,230 shares of common stock to Banyan Holdings on January 21, 2014 to induce Banyan Holdings to loan the Company working capital.

Director Independence

Our board has determined that three of our six directors, Paul S. Dennis, Donald Denbo and Mark L. Friedman, are “independent” as defined by NASDAQ Stock Market Listing Rule 5605(a) (2). Although we are not listed for trading on the NASDAQ stock market, we have selected the NASDAQ rules as an appropriate guideline for determining the independence of our board members.

Item 14.     Principal Accounting Fees and Services.

Daszkal Bolton LLP serves as our independent registered public accounting firm and was paid $77,250 and $95,500 for their audit and review of the financial statements and financial information contained in our filings for the years ended December 31, 2013 and 2012, respectively. Additionally, Daszkal Bolton LLP has been approved by the audit committee and paid $12,695 and $13,500 to perform certain tax services for the years ended December 31, 2013 and 2012, respectively.

Because of the small size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Daszkal Bolton LLP. Our board believes the services provided by Daszkal Bolton LLP are compatible with maintaining our auditor’s independence.

Item 15.     Exhibits, Financial Statement Schedules.

(b)	Exhibit Index.

2.1	Stock Purchase Agreement, dated May 28, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 10.1 to the Form 8-K filed July 28, 2009 is incorporated by reference herein.

2.2	Amendment to Stock Purchase Agreement, dated August 31, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 2.2 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

2.3	Second Amendment to Stock Purchase Agreement, dated September 3, 2009, by and among the Registrant, Stephanie G. Smith and Greg Smith, Trustees of the Stephanie G. Smith Trust U/A dated December 20, 1995, as amended, Andy C. Lewis, and The Wood Energy Group, Inc. Exhibit 2.3 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

3.1	Restated Certificate of Incorporation. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed April 15, 2010 is incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.

3.3	Certificate of Correction. Exhibit 3.1 to the Form 8-K filed March 14, 2011 is incorporated by reference herein.

3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.

3.5	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.

3.6	Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated July 5, 2011 is incorporated by reference herein.

3.7	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated April 11, 2012 is incorporated by reference herein.

3.8	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

4.1	Form of Series A Convertible Debenture. Exhibit 4.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.1	Contract for Work or Services dated as of January 1, 2009 between Union Pacific Railroad Company and Wood Energy Group Inc. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 is incorporated by reference herein.

10.2	Loan and Security Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.3	Term Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.2 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.4	Revolving Note for Working Capital Credit Line, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.3 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.5	Capex Note, dated September 4, 2009 from The Wood Energy Group, Inc. in favor of Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.6	Guaranty, dated September 4, 2009 by the Registrant in favor of Fifth Third Bank. Exhibit 10.5 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.7**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Greg Smith. Exhibit 10.6 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.8**	Employment Agreement, dated September 4, 2009 by and between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.7 to the Form 8-K filed September 11, 2009 is incorporated by reference herein.

10.9	Agreement for Use of Office and Administrative Services between Patriot Rail Corp. and The Wood Energy Group, Inc. dated September 4, 2009. Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010 filed on April 4, 2011 is incorporated by reference herein.

10.10	Lease Agreement, dated January 11, 2010 by and between The Wood Energy Group, Inc. and Bailey Bark Material, Inc. Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010 filed on April 4, 2011 is incorporated by reference herein.

10.11	Second Amendment to Loan and Security Agreement, dated as of April 7, 2011, by and between The Wood Energy Group, Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.12	Second Substitute Revolving Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.2 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.13	Second Substitute Capex Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.3 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.14	Term Note, dated April 7, 2011, by The Wood Energy Group, Inc. to Fifth Third Bank. Exhibit 10.4 to the Form 8-K filed April 7, 2011 is incorporated by reference herein.

10.15	First Amended Agreement for use of Office and Administrative Services dated July 26, 2011 between the Company and Patriot Rail Corp. Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2011 as filed September 12, 2011 is incorporated by reference herein.

10.16	Land lease dated August 29, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy. Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 as filed on November 14, 2011 is incorporated by reference herein.

10.17	Service Agreement dated September 23, 2011 between Louisiana North West Railroad Company, Inc. (a subsidiary of Patriot Rail Corporation) and Wood Energy. Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2011 as filed on November 14, 2011 is incorporated by reference herein.

10.18**	Letter of employment dated October 11, 2011 between The Wood Energy Group, Inc. and Andy C. Lewis. Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 as filed on November 14, 2011 is incorporated by reference herein.

10.19	Third Substitute Revolving Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated March 30, 2012. Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.20	Master Loan and Security Agreement between The Wood Energy Group, Inc. and Fifth Third Bank dated March 26, 2012. Exhibit 10. 2 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.21	Promissory Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated March 26, 2012. Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.22	Amended and Restated Loan and Security Agreement between The Wood Energy Group, Inc. and Fifth Third Bank dated May 11, 2012. Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.23	Revolving Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012. Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.24	Capex Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012. Exhibit 10.6 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.25	Term Note of The Wood Energy Group, Inc. payable to Fifth Third Bank dated May 11, 2012. Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.26	Amended and Restated Corporate Guaranty of Banyan Rail Services Inc. in favor of Fifth Third Bank dated May 11, 2012. Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.27	Amended and Stock Pledge Agreement of Banyan Rail Services Inc. in favor of Fifth Third Bank dated May 11, 2012. Exhibit 10.9 to the Form 10-Q for the quarter ended March 31, 2012 as filed on May 15, 2012 is incorporated by reference herein.

10.28	Demand promissory note of Banyan Rail Services, Inc. in the original principal amount of $150,000 payable to Banyan Holdings, LLC dated November 12, 2012. Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2012 as filed on November 19, 2012 is incorporated by reference herein.

10.29	Settlement Stipulation, dated as of June 27, 2013, by and between Banyan Rail Services Inc. and Fifth Third Bank. Exhibit 10.1 to the Form 8-K as filed on March 7, 2013 is incorporated by reference herein.

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

**Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Banyan Rail Services Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Rail Services Inc.

Date: March 27, 2014	/s/ Donald D. Redfearn
By Donald D. Redfearn,
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2014	/s/ Jon Ryan
By Jon Ryan,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: March 27, 2014	/s/ Gary O. Marino
By Gary O. Marino,
Chairman of the Board

Date: March 27, 2014	/s/ Donald D. Redfearn
By Donald D. Redfearn,
Chief Executive Officer and Director

Date: March 27, 2014	/s/ Jon Ryan
By Jon Ryan,
President, Chief Financial Officer and Director

Date: March 27, 2014	/s/ Paul S. Dennis
By Paul S. Dennis, Director

Date: March 27, 2014	/s/ Don Denbo
By Don Denbo, Director

Date: March 27, 2014	/s/ Mark L. Friedman
By Mark L. Friedman, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Banyan Rail Services Inc.

We have audited the accompanying consolidated balance sheets of Banyan Rail Services Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net capital deficiency and continues to experience recurring losses and negative cash flows from operations. In addition, during 2013, the operating subsidiary of the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, which consequently was converted to a case under Chapter 7 of the Bankruptcy Code. As a result, the assets of the operating subsidiary were liquidated and deconsolidated from the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Daszkal Bolton, LLP

Boca Raton, Florida

March 27, 2014

Banyan Rail Services Inc. and Subsidiary

Consolidated Balance Sheets

As of December 31,

	2013	2012
ASSETS
Current assets
Cash	$27,124	$5,745
Accounts receivable - trade and other receivables (net of allowance of $0 and $63,938, respectively)	-	319,100
Prepaid expenses and other current assets	10,904	78,079
Total current assets	38,028	402,924

Property and equipment, net	-	2,732,664

Other assets
Other assets	-	6,541
Total other assets	-	6,541

Total assets	$38,028	$3,142,129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$68,350	$1,107,903
Revolving credit line	-	848,588
Current portion of long-term debt	-	3,049,680
Current portion of capital leases	-	278,397
Demand loan - related party	150,000	225,000
Accrued dividends	382,267	483,660
Total liabilities	600,617	5,993,228

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	552,817	675,775
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 19,950 shares issued	1,995,000	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 1,036,945 and 696,128 issued as of December 31, 2013 and 2012, respectively	10,369	6,961
Accrued common stock payable	162,300	-
Additional paid-in capital	94,252,890	93,149,957
Accumulated deficit	(97,465,476)	(98,608,303)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' deficit	(562,589)	(2,851,099)

Total liabilities and stockholders' deficit	$38,028	$3,142,129

See Notes to Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2013	2012

General & administrative expenses	$505,976	$736,548
Loss from continuing operations before income taxes and discontinued operations	(505,976)	(736,548)
Loss from discontinued operations	(239,130)	(7,613,921)
Gain attributable to discontinued operations	2,050,233	-
Interest expense	(162,300)	-
Income tax provision	-	(569,582)
Net income (loss)	$1,142,827	$(8,920,051)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(499,501)	(434,395)
Amortization of preferred stock beneficial conversion feature	(122,958)	(156,261)
Total dividends for the benefit of preferred stockholders	(622,459)	(590,656)
Net income (loss) attributable to common stockholders	$520,368	$(9,510,707)

Weighted average number of common shares outstanding:
Basic and diluted	1,033,814	696,128

Net loss per common share from continuing operations, basic and diluted	$(0.65)	$(1.88)
Net income (loss) per common share from discontinued operations, basic and diluted	1.76	(10.93)
Net income (loss) per common share, basic and diluted	$1.11	$(12.81)
Net income (loss) attributable to common shareholders per share	$0.50	$(13.66)

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,142,827	$(8,920,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,445	938,993
Amortization of identifiable intangible assets	-	139,299
Stock compensation expense	5,189	5,538
Deferred income taxes	-	569,582
Amortization of deferred loan costs	-	148,620
Loss on sales of equipment	414	162,790
Loss on impairment of goodwill and intangibles	-	4,855,687
Provision for bad debts	-	63,938
Gain on discontinued operations	(2,050,233)	-
Changes in assets and liabilities:
Decrease in accounts receivable	22,478	65,241
Decrease in costs incurred related to deferred revenue	-	2,189,610
(Increase) decrease in prepaid expenses and other current assets	(21,380)	20,585
Increase in other assets	-	(20,135)
Increase in accounts payable and accrued expenses	100,508	225,156
Decrease in deferred revenue	-	(2,050,163)
Net cash used in operating activities	(797,752)	(1,605,310)

Cash flows used in investing activities:
Acquisition of property and equipment	-	(1,023,945)
Net cash used in investing activities	-	(1,023,945)

Cash flows from financing activities:
Proceeds from sale of common stock	308,000	500,000
Proceeds from sale of preferred stock	-	1,210,000
Payment of preferred stock dividends	-	(166,958)
Proceeds on demand loan - related party	493,800	225,000
Increase in common stock payable	162,300	-
Proceeds from long-term debt	-	3,654,250
Payment of settlement agreement	(200,000)	-
Proceeds from line of credit	55,031	1,182,788
Payments of line of credit	-	(1,033,340)
Payment of capital leases	-	(158,998)
Payments of long-term debt	-	(3,091,975)
Net cash from financing activities	819,131	2,320,767

Net increase (decrease) in cash	21,379	(308,488)
Cash, beginning of year	5,745	314,233
Cash, end of year	$27,124	$5,745

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$453,241
Taxes	$-	$1,265

Non cash financing activities:
Preferred stock dividend (payments) accruals	$(101,393)	$483,660
Issuance of common shares in lieu of cash dividends payable	$600,895	$-
Issuance of shares in settlement of loans and advances payable	$568,800	$-
Property acquired under capital leases	$-	$160,738

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ (Deficit) Equity

Periods Ended December 31, 2013 and 2012

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2011, restated for 1 for 5 Reverse Stock Split	609,171	$6,091	$-	37,850	1,617,236	$92,923,423	$(89,688,252)	5,655	(70,689)	$4,787,809
Amortization of beneficial conversion feature preferred stock - Series B					(156,261)	156,261				-
Issuance of preferred stock - Series C				12,100	1,210,000					1,210,000
Issuance of common stock, restated for 1 for 5 Reverse Stock Split	86,957	870				499,130				500,000
Stock compensation expense						5,538				5,538
Net loss for the year ended December 31, 2012							(8,920,051)			(8,920,051)
Preferred stock dividends						(434,395)				(434,395)
Stockholders’ deficit December 31, 2012, restated for 1 for 5 Reverse Stock Split	696,128	$6,961	$-	49,950	2,670,975	$93,149,957	$(98,608,303)	5,655	(70,689)	$(2,851,099)

Amortization of beneficial conversion feature preferred stock - Series B					(122,958)	122,958				-
Issuance of preferred stock - Series C										-
Issuance of common stock, restated for 1 for 5 Reverse Stock Split	340,817	3,408				1,474,287				1,477,695
Common stock payable			162,300							162,300
Stock compensation expense						5,189				5,189
Net loss for the year ended December 31, 2013							1,142,827			1,142,827
Preferred stock dividends						(499,501)				(499,501)
Stockholders’ deficit December 31, 2013	1,036,945	$10,369	$162,300	49,950	$2,548,017	$94,252,890	($97,465,476)	5,655	($70,689)	($562,589)

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

See Note 12, Subsidiary Bankruptcy and Settlement Agreement, regarding a settlement of the corporate guarantee for certain debts.

Going Concern (See Note 5) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

Note 2.  Basis of Presentation

The accompanying consolidated financial statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company. All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to the 2012 financial statements to conform to the classifications used in 2013. In September 2013, the Company effectuated a 1 for 5 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect this transaction.

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

Accounts Receivable

Trade accounts receivable at December 31, 2012 were recorded net of an allowance for expected losses. An allowance was estimated from historical performance and projections of trends. Bad debt expense was charged to operations as write offs were deemed necessary. As of December 31, 2012, the Company recorded an allowance for doubtful accounts of $63,938.

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

Fair Value of Financial Instruments

Recorded financial instruments as of December 31, 2013 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Earnings Per Share

Basic earnings (loss) per share is computed based on the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and convertible preferred stock equivalents.

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

Note 4.  Recently Issued Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date.

The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability.

The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after 15 December 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after 15 December 2014. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income This guidance requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period (e.g., pension amounts that are capitalized in inventory), companies must cross-reference in a note to other required disclosures.

The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after 15 December 2012. For nonpublic companies, the ASU is effective for fiscal years beginning after 15 December 2013, and interim and annual periods thereafter. The guidance should be applied prospectively.

Note 5. Liquidity and Going Concern

At and for the period ended December 31, 2013, the Company had a net working capital deficiency of approximately $562,600 and incurred negative cash flows from operating activities of approximately $797,800. The Company recognizes the need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain financing on favorable terms or at all. If we are unable to raise needed capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current shareholders in Banyan will be diluted.

Note 6. Preferred Stock and Common Stock

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2013 in the amount of $382,267. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

As of December 31, 2013, Banyan Rail Holdings LLC (“Banyan Holdings”) owned 3,000, 10,000, 17,800 and 496,826 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If converted Banyan Holdings would own 842,560 shares of common stock at December 31, 2013.

Note 7.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
Machinery and equipment	$7,939	$4,626,995
Track	-	65,554
Accumulated depreciation	(7,939)	(1,959,885)
	$-	$2,732,664

Depreciation expense was $2,445 and $938,993 for the years ended December 31, 2013 and 2012, respectively. Depreciation expense for 2013 and 2012 are included in general & administrative expense and loss from discontinued operations in the consolidated statements of operations, respectively.

Note 8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012
Accounts payable	$30,293	$984,076
Accrued payroll expense	33,311	23,864
Accrued legal expense	3,123	4,541
Accrued expenses	1,623	95,422
	$68,350	$1,107,903

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s board of directors and with certain officers and employees as part of their compensation. The option activity is as follows for years ended December 31, 2013 and 2012:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2012	45,600	$14.75		1.0 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	-	-		-	-
Balance, January 1, 2013	45,600	$14.75		1.0 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(600)	(0.05)		-	-
Balance, December 31, 2013	45,000	$14.90		1.0 years	$-

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

The fair value of shares that vested was $5,189 and $5,538 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 total compensation cost related to non-vested awards not yet recognized was $2,619 to be recognized over a 12 month period.

Note 10. Income Taxes

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2013	2012
Current	$-	$-
Deferred	-	(569,582)
	$-	$(569,582)

The current income tax benefit relates to a reduced level of uncertain tax positions identified in ASC 740 -10 Income Taxes. The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012

Long-term deferred tax assets:
Stock compensation benefit	$219,778	$217,961
Net operating loss carryforward	1,680,998	2,874,832
Total long-term deferred tax assets	1,900,776	3,092,793
Valuation allowance	(1,900,776)	(2,431,924)
	-	660,869
Long-term deferred tax liabilities:
Intangible assets	-	-
Property and equipment	-	(660,869)
Total long-term deferred tax liabilities	-	(660,869)

Net deferred tax assets	$-	$-

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2013 was $4,892,596, expiring between 2018 and 2033.

A schedule of the NOLs is as follows:

Tax Year	Net operating loss	NOL Expiration Year

1998	$184,360	2018
1999	187,920	2019
2000	25,095	2020
2001	104,154	2021
2002	15,076	2022
2003	96,977	2023
2004	78,293	2024
2005	70,824	2025
2006	48,526	2026
2007	180,521	2027
2008	534,087	2028
2009	872,881	2029
2010	706,174	2030
2011	836,536	2031
2012	728,496	2032
2013	222,675	2033
	$4,892,596

The Company's net deferred tax assets before valuation allowance as of December 31, 2013 was $1,900,776, most of which relates to net operating losses that expire from 2018 to 2033. The Company recorded an operating loss for the year and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the year ended December 31, 2012, the Company recorded a valuation allowance of $569,582.

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

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain. The effective tax rates for 2013 and 2012 were computed by applying the federal and state statutory corporate tax rates as follows:

	Year ended December 31,
	2013	2012

Statutory Federal income tax rate	34%	34%
State income taxes	1%	1%
Rate Differential	0%	0%
Impairment of intangibles & goodwill	0%	-15%
Less valuation allowance	-46%	-26%
Loss of expiring NOLs	0%	-1%
Adjustment to NOLs for Wood Energy	11%	0%
Other	0%	0%
	0%	-7%

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

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the years ended December 31, 2013 and 2012, because they are not material.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2012	$11,400
Additions based on tax positions related to prior years	-
Reductions based on tax positions related to prior years	-
Balance at December 31, 2012	$11,400
Additions based on tax positions related to the current year	-
Reductions based on tax positions related to the current year	-
Balance at December 31, 2013	$11,400

As of December 31, 2013 and December 31, 2012, the balance in unrecognized tax benefits was $11,400, respectively. The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 11. Related Party Transactions

On August 29, 2011, Wood Energy entered into a lease with a former related party for a new facility in Gibsland, La. This lease was compromised under the laws of Chapter 7 bankruptcy. This facility replaced the Company’s facility in Shreveport, La. The lease took effect in January 2012 upon the completion of development of the site. The lease called for annual rental payments of $10,000 per year and an additional commitment of 1,200 railcars per year to the leased facility at a rate of $300 per car.

During 2012 the Company issued 9,950 shares of its Series C Preferred Stock of Banyan Holdings. The preferred shares were issued for $100 a share, or $995,000 in the aggregate.

On September 24, 2012, the Company issued 86,957 shares of common stock for $500,000 to Banyan Holdings. The proceeds were used for both working capital purposes.

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

On March 20, 2013, the Company issued 112,822 shares of common stock to Banyan Holdings in exchange for the cancellation of the loan payable in the amount of $225,000 and the advances of $186,800.

On September 24, 2013, the Company issued 4,000 shares of common stock to Gary O. Marino for $7.50 a share or $30,000 in total, and 48,000 Shares to Banyan Holdings for $7.50 a share or $360,000 ($203,000 of cash and $157,000 in cancellation of previous advances) in total. The proceeds from the sale were used for working capital purposes.

Also in September and November 2013, the Company issued 6,000 shares of common stock to officers and directors of the Company for $7.50 a share, for an aggregate total of $45,000, as part of a private placement of common stock. The proceeds of the money received were used to fund working capital requirements.

On October 31, 2013, the Company issued 4,000 shares of common stock to Coalbrookdale Partners for a price of $7.50 a share, as part of a private placement of common stock in exchange for cash in the amount of $30,000. The proceeds of the money received were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners.

On December 31, 2013, the Company entered into a demand promissory note with Banyan Holdings in the amount of $150,000 at an annual interest rate of 10%. The proceeds were used to fund working capital requirements. In connection with the demand promissory note, the Company issued 16,230 shares of common stock to Banyan Holdings on January 21, 2014 to induce Banyan Holdings to loan the Company working capital. The fair market value of the shares at the date of grant have been recorded as common stock payable in the Company’s Consolidated Statements of Stockholders’ Equity and additional interest expense on the Company’s Consolidated Statement of Operations.

The Company leased office space and received office services from Patriot Rail Corp., a company previously related by certain common management and ownership, for the amount of $6,000 per month which included additional support services. The arrangement was terminated in September 2012, and subsequently the Company shares office space from a related party with common management and ownership at no cost to the Company. The previous costs are included in General and Administrative expenses in the statement of operations.

The Company’s board of directors and officers beneficially own 37,950 shares of the Company’s preferred stock and 613,750 shares of common stock as of December 31, 2013 or 1,026,233 shares (56.6% of the outstanding common stock), if the preferred is converted.

Note 12. Subsidiary Bankruptcy and Settlement Agreement

On January 11, 2013, The Wood Energy filed a voluntary petition for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of Florida, which was voluntarily converted into a Chapter 7 Bankruptcy on February 5, 2013.

The assets of Wood Energy were liquidated by the Trustee of the Bankruptcy Court. The proceeds for the sale were used to satisfy a portion of the secured claims, with the remainder if any, allocated to the unsecured claims.

As a result of Banyan’s guarantee of Wood Energy’s outstanding secured debt, at the time of its bankruptcy filing, to Fifth Third Bank (“FTB” or “Fifth Third”), FTB filed an action against Banyan in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida. The action was subsequently settled on September 26, 2013 when Banyan paid $200,000 to FTB which fully satisfied Banyan’s obligation and provided a full release for Banyan by FTB.

Note 13. Subsequent Events

In January 2014, the Company issued 25,177 shares of common stock in lieu of $222,000 of the dividends accrued at year end. The remaining accrual will be paid when the Company has sufficient cash flows as determined by the board of directors.

On February 14, 2014, the Company entered into a line of credit with Banyan Holdings in the amount of $200,000 at an annual interest rate of 10%. In addition the Company agreed to issue shares of stock as an incentive to enter into the note at a ratio of 110 shares for every $1,000 drawn on the line of credit. On February 14, 2014, the Company drew $50,000 and agreed to issue 5,500 shares of common stock to Banyan Holdings. These shares were issued on February 26, 2014. The loan proceeds received were used to fund working capital requirements.

