Form 10-Q
period 2014-03-31
Banyan Rail Services Inc.
filed 2014-05-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 111-E, Boca Raton, Florida 33431
(Address of principal executive offices)

561-997-7775
(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,090,108 shares of common stock, $0.01 par value per share, as of May 1, 2014.

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$1,804	$27,124
Prepaid insurance	11,336	10,904
Total current assets	13,140	38,028

Total assets	$13,140	$38,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$58,484	$30,293
Accrued payroll	35,985	33,311
Accrued professional fees	12,000	3,123
Accrued interest	4,375	-
Accrued expenses	1,575	1,623
Demand loans - related party	200,000	150,000
Accrued dividends	285,142	382,267
Total liabilities	597,561	600,617

Commitments and contingencies	-	-

Stockholders' deficit
Series A Preferred stock, $.01 par value. 20,000 shares authorized, issued, and outstanding	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized, issued, and outstanding	552,817	552,817
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 19,950 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,995,000	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 1,084,508 and 1,036,945 issued as of March 31, 2014 and December 31, 2013, respectively	10,845	10,369
Accrued common stock payable	-	162,300
Additional paid-in capital	94,562,462	94,252,890
Accumulated deficit	(97,635,056)	(97,465,476)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' deficit	(584,421)	(562,589)

Total liabilities and stockholders' deficit	$13,140	$38,028

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2014	2013

General & administrative expenses	$115,705	$176,083
Loss from operations	(115,705)	(176,083)
Interest expense	(53,875)	-
Loss from continuing operations before income taxes and discontinued operations	(169,580)	(176,083)
Loss from discontinued operations	-	(239,130)
Gain attributable to discontinued operations	-	2,057,209
Net (loss) income	$(169,580)	$1,641,996

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(124,875)	(124,875)
Amortization of preferred stock beneficial conversion feature	-	(38,424)
Total dividends for the benefit of preferred stockholders	(124,875)	(163,299)
Net (loss) income attributable to common stockholders	$(294,455)	$1,478,697

Weighted average number of common shares outstanding:
Basic and diluted	1,072,572	743,764

Net loss per common share from continuing operations, basic and diluted	$(0.16)	$(0.24)
Net income per common share from discontinued operations, basic and diluted	-	2.44
Net (loss) income per common share, basic and diluted	$(0.16)	$2.20
Net (loss) income attributable to common shareholders per share	$(0.27)	$1.99

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(169,580)	$1,641,996
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	-	918
Stock compensation expense	1,122	1,385
Stock issuance in settlement of interest payable	49,500	-
Gain on discontinued operations	-	(2,057,209)
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease in accounts receivable	-	22,478
Increase in prepaid expenses and other current assets	(432)	(1,102)
Increase in accounts payable and accrued expenses	44,070	101,914
Net cash used in operating activities	(75,320)	(289,620)

Cash flows from financing activities:
Proceeds on demand loan - related party	50,000	236,800
Proceeds from line of credit	-	55,031
Net cash from financing activities	50,000	291,831

Net (decrease) increase in cash	(25,320)	2,211
Cash, beginning of period	27,124	5,745
Cash, end of period	$1,804	$7,956

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$285,142	$229,642
Issuance of common shares in settlement of dividends payable	$222,000	$378,895
Issuance of shares in settlement of loans and advances payable	$-	$411,800
Issuance of shares in settlement of interest	$211,800	$-

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

Periods Ended March 31, 2014 and December 31, 2013

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2012	696,128	$6,961	$0	49,950	$2,670,975	$93,149,957	$(98,608,303)	5,655	$(70,689)	$(2,851,099)
Amortization of beneficial conversion feature preferred stock - Series B					(122,958)	122,958				-
Issuance of common stock	340,817	3,408				1,474,287				1,477,695
Common stock payable			162,300							162,300
Stock compensation expense						5,189				5,189
Net income for the year ended December 31, 2013							1,142,827			1,142,827
Preferred stock dividends						(499,501)				(499,501)

Stockholders’ (deficit) equity December 31, 2013	1,036,945	$10,369	$162,300	49,950	2,548,017	$94,252,890	$(97,465,476)	5,655	(70,689)	$(562,589)

Issuance of common stock	47,563	476	(162,300)			433,325				271,501
Stock compensation expense						1,122				1,122
Net loss for the three months ended March 31, 2014							(169,580)			(169,580)
Preferred stock dividends						(124,875)				(124,875)
Stockholders’ (deficit) equity March 31, 2014	1,084,508	$10,845	$0	49,950	$2,548,017	$94,562,462	$(97,635,056)	5,655	$(70,689)	$(584,421)

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements.

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

See Note 11, Subsidiary Bankruptcy and Settlement Agreement, regarding a settlement of the corporate guarantee for certain debts.

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

Certain reclassifications have been made to the 2013 financial statements to conform to the classifications used in 2014.

In September 2013, the Company effectuated a 1 for 5 reverse split of its common stock. Share and per share amounts have been adjusted retroactively to reflect the split.

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

Cash

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash. From time to time our cash deposits exceed federally insured limits.

Fair Value of Financial Instruments

Recorded financial instruments as of March 31, 2014 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted.

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

The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. For nonpublic companies, the ASU is effective for fiscal years beginning after December 15, 2013, and interim and annual periods thereafter. The guidance should be applied prospectively.

Note 5. Liquidity and Going Concern

At March 31, 2014, the Company had a net working capital deficiency of $584,421 and sustained negative cash flows from operating activities of approximately $75,320 for the quarter ended March 31, 2014. The Company recognizes the need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain financing on favorable terms or at all. If we are unable to raise needed capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current shareholders in Banyan will be diluted.

Note 6. Preferred Stock and Common Stock

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended March 31, 2014 in the amount of $124,875. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

As of March 31, 2014, Banyan Rail Holdings LLC (“Banyan Holdings”) owned 3,000, 10,000, 17,800 and 542,123 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If converted Banyan Holdings would own 887,857 shares of common stock at March 31, 2014.

Note 7. Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $0. The effective tax rate for the three months ended March 31, 2014 and 2013 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter, when excluding the one-time gain from discontinued operations, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 8. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 533,097 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at March 31, 2014 and 2013, respectively, as their inclusion would be anti-dilutive. In addition, the Company excluded 45,000 stock options as of March 31, 2014 as their inclusion would be anti-dilutive.

Note 9.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2013	45,600	14.75		0.8 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(600)	(0)		-	-
Balance, January 1, 2014	45,000	$14.75		0.8 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	-	-		-	-
Balance, March 31, 2014	45,000	$14.75		0.8 years	$-

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

On February 14, 2014, the Company entered into a line of credit with Banyan Holdings in the amount of $200,000 at an annual interest rate of 10%. In addition the Company agreed to issue shares of stock as an incentive to enter into the note at a ratio of 110 shares for every $1,000 drawn on the line of credit. As of March 31, 2014, the Company had drawn $50,000 on the line of credit and issued 5,500 shares of common stock to Banyan Holdings. The proceeds were used to fund working capital requirements.

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services.

The Company’s board of directors and officers directly or beneficially own 37,950 shares of the Company’s preferred stock and 663,243 shares of common stock as of March 31, 2014 or 1,104,510 shares, if the preferred is converted and options are exercised.

Note 11. Subsidiary Bankruptcy and Settlement Agreement

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

Note 12. Subsequent Events

On April 1, 2014, the Company drew $50,000 on its line of credit with Banyan Holdings. In conjunction with the draw, the Company issued 5,500 shares of common stock to Banyan Holdings on April 9, 2014. The loan proceeds received were used to fund working capital requirements.

On May 12, 2014, the Company drew $50,000 on its $200,000 line of credit with Banyan Holdings. In conjunction with the draw, the Company agreed to issue 5,500 shares of our common stock to Banyan Holdings. The loan proceeds received were used to fund working capital requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Annual Report on Form 10-K. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

Overview

In September 2009, we completed the acquisition of The Wood Energy Group, Inc. (“Wood Energy”), a Missouri corporation engaged in the business of railroad tie reclamation and disposal. Prior to acquiring Wood Energy, Banyan was a shell company without significant operations or sources of revenues other than its investments.

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

Recent Events

Common Stock

On January 21, 2014, the Company issued 25,833 shares of common stock in settlement of $222,000 of cash dividends to its preferred shareholders for dividends in arrears as of December 31, 2013.

On January 21, 2014, the Company issued 16,230 shares of common stock to Banyan Rail Holdings, LLC (”Banyan Holdings”) in conjunction with a demand loan entered into on December 31, 2013 in the amount of $150,000. Our chairman is the President of Banyan Holdings. The fair market value of the shares at the date of grant was recorded as additional interest expense and common stock payable on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets, respectively, as of December 31, 2013. This issue satisfied the liability previously recorded at December 31, 2013.

On February 14, 2014, the Company agreed to issue 5,500 shares of common stock in connection with a $50,000 advance under its $200,000 line of credit agreement with Banyan Holdings. These shares were issued on February 26, 2014. The proceeds received were used to fund working capital requirements.

On April 1, 2014, the Company drew $50,000 on its $200,000 line of credit with Banyan Holdings. In conjunction with the draw, the Company issued 5,500 shares of common stock to Banyan Holdings on April 9, 2014. The loan proceeds received were used to fund working capital requirements.

On May 12, 2014, the Company drew $50,000 on its $200,000 line of credit with Banyan Holdings. In conjunction with the draw, the Company agreed to issue 5,500 shares of our common stock to Banyan Holdings. The loan proceeds received were used to fund working capital requirements.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the three months ended March 31, 2014, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at March 31, 2014 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Variance
	2014	2013	$	%

General & administrative expenses	$115,705	$176,083	$(60,378)	-34.3%
Loss from operations	(115,705)	(176,083)	60,378	-34.3%
Interest expense	(53,875)	-	(53,875)	100.0%
Loss from continuing operations before income taxes and discontinued operations	(169,580)	(176,083)	6,503	-3.7%
Loss from discontinued operations	-	(239,130)	239,130	-100.0%
Gain attributable to discontinued operations	-	2,057,209	(2,057,209)	-100.0%
Net (loss) income	$(169,580)	$1,641,996	$(1,811,576)	-110.3%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

For the three months ended March 31, 2014, costs decreased $60,378 or 34.3% compared to the three months ended March 31, 2013.

The overall decrease in general and administrative costs is primarily due to:

•	A reduction in corporate staffing due to the bankruptcy of our only operating subsidiary Wood Energy of approximately $10,000.
•	A decrease in professional fees of approximately $61,000, due to the bankruptcy of our only operating subsidiary Wood Energy.
•	A decrease in postage of approximately $5,000 due to the Company’s status as shell company without operations.
•	Offset by an increase in insurance costs of approximately $4,000 due to the increased costs of insurance, and
•	An increase in travel costs related to the Company’s search for an operating subsidiary.

Interest expense

Interest expense for the three months ended March 31, 2014 increased by $53,875 compared to the three months ended March 31, 2013. The increase is the result of financing the Company obtained from a related party to fund working capital requirements.

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

Net (Loss) Income

Net loss attributable to common stockholders was $0.27 per share for the three months ended March 31, 2014 as compared to net income of $1.99 per share March 31, 2013. The change was primarily the result of a decrease in income associated with discontinued operations of $2.44, decreased costs associated with general and administrative costs of $0.08 and the decrease in amortization expense related to the preferred stock beneficial conversion feature of $0.10.

Financial Condition and Liquidity

Our cash balance at March 31, 2014 and 2013 was $1,804 and $27,124, respectively.

The following is a summary of our cash flow activity:

	Three months Ended March 31,
	2014	2013
Net cash used in operating activities	$(75,320)	$(289,620)
Net cash from financing activities	$50,000	$291,831

Net cash used in operating activities

For the three months ended March 31, 2014, cash used by operating activities was $75,320. The primary use of cash was to fund the normal operating activities of the Company.

Net cash provided by financing activities

For the three months ended March 31, 2014, net cash provided by financing activities was $50,000. The primary source of cash was a $50,000 advance on a line of credit that the Company received from Banyan Holdings.

At March 31, 2014, the Company had a net working capital deficiency of $584,421 which was comparable to a net working capital deficiency of $562,589 at December 31, 2013. The Company recognizes that as a result of the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our Chairman, Gary O. Marino, at 561-997-7775.

Item 4. Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2014. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2014, the Company issued 25,833 shares of common stock in lieu of $222,000 of cash dividends to its preferred shareholders for dividends in arrears as of December 31, 2013.

On January 21, 2014, the Company issued 16,230 shares of common stock to Banyan Rail Holdings, LLC (”Banyan Holdings”) in conjunction with a demand loan entered into on December 31, 2013 in the amount of $150,000. Our chairman is the President of Banyan Holdings. The fair market value of the shares at the date of grant was recorded as additional interest expense and common stock payable on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets, respectively, as of December 31, 2013. This issue satisfied the liability previously recorded at December 31, 2013.

On February 14, 2014, the Company agreed to issue 5,500 shares of common stock in connection with a $50,000 advance under its $200,000 line of credit agreement with Banyan Holdings. These shares were issued on February 26, 2014. The proceeds received were used to fund working capital requirements.

On April 1, 2014, the Company drew $50,000 on its $200,000 line of credit with Banyan Holdings. In conjunction with the draw, the Company issued 5,500 shares of common stock to Banyan Holdings on April 9, 2014. The loan proceeds received were used to fund working capital requirements.

On May 12, 2014, the Company drew $50,000 on its $200,000 line of credit with Banyan Holdings. In conjunction with the draw, the Company agreed to issue 5,500 shares of our common stock to Banyan Holdings. The loan proceeds received were used to fund working capital requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 13.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: May 15, 2014	/s/ Jon Ryan
Jon Ryan,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 18 of 18