Form 10-Q
period 2014-06-30
Banyan Rail Services Inc.
filed 2014-08-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,095,608 shares of common stock, $0.01 par value per share, as of August 5, 2014.

Part I — Financial Information

Item 1.     Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$5,490	$27,124
Prepaid insurance	11,767	10,904
Total current assets	17,257	38,028

Total assets	$17,257	$38,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$77,054	$30,293
Accrued payroll	32,467	33,311
Accrued professional fees	22,500	3,123
Accrued interest	11,333	-
Accrued expenses	1,213	1,623
Demand loans - related party	300,000	150,000
Accrued dividends	410,017	382,267
Total current liabilities	854,584	600,617
Total liabilities	854,584	600,617

Commitments and contingencies	-	-

Stockholders' deficit
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	200	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued	552,817	552,817
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 19,950 shares issued	1,995,000	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized, 1,095,508 and 1,036,945 issued as of June 30, 2014 and December 31, 2013, respectively	10,955	10,369
Accrued common stock issuable	-	162,300
Additional paid-in capital	94,529,349	94,252,890
Accumulated deficit	(97,854,959)	(97,465,476)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' deficit	(837,327)	(562,589)

Total liabilities and stockholders' deficit	$17,257	$38,028

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

General & administrative expenses	$237,900	$279,208	$122,195	$103,125
Loss from operations	(237,900)	(279,208)	(122,195)	(103,125)
Interest expense	(151,583)	-	(97,708)	-
Loss from continuing operations before income taxes and discontinued operations	(389,483)	(279,208)	(219,903)	(103,125)
Loss from discontinued operations	-	(239,130)	-	-
Gain (loss) attributable to discontinued operations	-	2,050,233	-	(6,976)
Net (loss) income	$(389,483)	$1,531,895	$(219,903)	$(110,101)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(249,750)	(249,750)	(124,875)	(124,875)
Amortization of preferred stock beneficial conversion feature	-	(77,276)	-	(38,852)
Total dividends for the benefit of preferred stockholders	(249,750)	(327,026)	(124,875)	(163,727)
Net (loss) income attributable to common stockholders	$(639,233)	$1,204,869	$(344,778)	$(273,828)

Weighted average number of common shares outstanding:
Basic and diluted	1,072,572	886,145	1,072,572	886,145

Net loss per common share from continuing operations, basic and diluted	$(0.36)	$(0.32)	$(0.21)	$(0.12)
Net income (loss) per common share from discontinued operations, basic and diluted	-	2.04	-	(0.01)
Net (loss) income per common share, basic and diluted	$(0.36)	$1.72	$(0.21)	$(0.13)
Net (loss) income attributable to common shareholders per share	$(0.60)	$1.36	$(0.32)	$(0.31)

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(389,483)	$1,531,895
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	-	1,678
Stock compensation expense	2,245	2,769
Interest expense settled in stock	140,250	-
Loss on sale of equipment	-	414
Gain on discontinued operations	-	(2,050,233)
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease in accounts receivable	-	22,478
Increase in prepaid expenses and other current assets	(863)	(2,203)
Increase in accounts payable and accrued expenses	76,217	122,757
Net cash used in operating activities	(171,634)	(370,445)

Cash flows from financing activities:
Proceeds on demand loan - related party	150,000	311,800
Proceeds from line of credit	-	55,031
Net cash from financing activities	150,000	366,831

Net decrease increase in cash	(21,634)	(3,614)
Cash, beginning of period	27,124	5,745
Cash, end of period	$5,490	$2,131

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$249,750	$354,517
Issuance of common shares in lieu of cash dividends payable	$222,000	$378,895
Issuance of shares in settlement of loans and advances payable	$-	$411,800
Issuance of shares in lieu of cash interest	$302,550	$-

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

Periods Ended June 30, 2014 and December 31, 2013

(Unaudited)

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Issuable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2012	696,128	$6,961	$0	49,950	$2,670,975	$93,149,957	($98,608,303)	5,655	($70,689)	($2,851,099)
Amortization of beneficial conversion feature preferred stock - Series B					(122,958)	122,958				-
Issuance of common stock	340,817	3,408				1,474,287				1,477,695
Common stock issuable			162,300							162,300
Stock compensation expense						5,189				5,189
Net income for the year ended December 31, 2013							1,142,827			1,142,827
Preferred stock dividends						(499,501)				(499,501)

Stockholders’ (deficit) equity December 31, 2013	1,036,945	$10,369	$162,300	49,950	2,548,017	$94,252,890	$(97,465,476)	5,655	(70,689)	$(562,589)

Amortization of beneficial conversion feature preferred stock - Series B					-	-				-
Issuance of common stock	58,563	586	(162,300)			523,964				361,664
Stock compensation expense						2,245				2,245
Net loss for the six months ended June 30, 2014							(389,483)			(389,483)
Preferred stock dividends						(249,750)				(249,750)
Stockholders’ (deficit) equity June 30, 2014	1,095,508	$10,955	$0	49,950	$2,548,017	$94,529,349	($97,854,959)	5,655	($70,689)	($837,327)

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

See Note 10, Subsidiary Bankruptcy and Settlement Agreement, regarding a settlement of the corporate guarantee for certain debts.

Going Concern (See Note 4) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements give effect to all normal and recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company. All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform to the classifications used in 2014.

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

Cash

The Company considers all cash and bank deposits to be cash. From time to time our cash deposits exceed federally insured limits.

Fair Value of Financial Instruments

Recorded financial instruments as of June 30, 2014 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4. Liquidity and Going Concern

At and for the six month period ended June 30, 2014, the Company had a net working capital deficiency of $837,327 and sustained negative cash flows from operating activities of $171,634. The Company recognizes the need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain financing on favorable terms or at all. If we are unable to raise needed capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current shareholders in Banyan will be diluted.

Note 5. Preferred Stock and Common Stock

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended June 30, 2014 in the amount of $249,750. During 2012, due to the lack of cash flow, the Company offered to settle the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

As of June 30, 2014, Banyan Rail Holdings LLC (“Banyan Holdings”) owned 3,000, 10,000, 17,800 and 547,623 shares of Series A Preferred, Series B Preferred, Series C Preferred and Common stock, respectively. If converted Banyan Holdings would own 893,357 shares of common stock at June 30, 2014.

Note 6. Income Taxes

For the six months ended June 30, 2014 and 2013, the Company recorded an income tax provision of $0. The effective tax rate for the six months ended June 30, 2014 and 2013 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter, when excluding the one-time gain from discontinued operations, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 7. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 533,097 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at June 30, 2014 and 2013, respectively, as their inclusion would be anti-dilutive. In addition, the Company excluded 27,500 stock options as of June 30, 2014 as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2013	45,600	$14.75		0.9 years	-
Options granted	-	-	$-	-	-
Options exercised	-	-		-	-
Options expired	(600)	$(0.05)		-	-
Balance, January 1, 2014	45,000	$14.75		0.9 years	$-
Options granted	-	-	$-	-	-
Options exercised	-	-		-	-
Options expired	(17,500)	$(1.83)		-	-
Balance, June 30, 2014	27,500	$12.92		0.9 years	$-

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

Note 9. Related Party Transactions

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

On February 14, 2014, the Company entered into a line of credit with Banyan Holdings in the amount of $200,000 at an annual interest rate of 10%. In addition the Company agreed to issue shares of stock as an incentive to enter into the note at a ratio of 110 shares for every $1,000 drawn on the line of credit. As of June 30, 2014, the Company had drawn $150,000 on the line of credit and issued 16,500 shares of common stock to Banyan Holdings. The proceeds were used to fund working capital requirements.

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services.

The Company’s board of directors and officers directly or beneficially own 37,950 shares of the Company’s preferred stock and 668,743 shares of common stock as of June 30, 2014 or 1,110,010 shares, if the preferred is converted and options are exercised.

Note 10. Subsidiary Bankruptcy and Settlement Agreement

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

Recent Events

Common Stock

On April 1, 2014, the Company drew $50,000 on its line of credit with Banyan Holdings. In conjunction with the draw, the Company issued 5,500 shares of common stock to Banyan Holdings on April 9, 2014. The loan proceeds received were used to fund working capital requirements.

On May 14, 2014, the Company drew $50,000 on its line of credit with Banyan Holdings. In conjunction with the draw, the Company issued 5,500 shares of common stock to Banyan Holdings on May 14, 2014. The loan proceeds received were used to fund working capital requirements.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the six months ended June 30, 2014, there were no significant changes to the critical accounting policies.

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

Cash

The Company considers all cash and bank deposits to be cash.

Fair Value of Financial Instruments

Recorded financial instruments at June 30, 2014 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2014	2013	$	%	2014	2013	$	%

General & administrative expenses	$122,195	$103,125	$19,070	18.5%	$237,900	$279,208	$(41,308)	-14.8%
Loss from operations	(122,195)	(103,125)	(19,070)	-18.5%	(237,900)	(279,208)	41,308	14.8%
Interest expense	(97,708)	-	(97,708)	-100.0%	(151,583)	-	(151,583)	-100.0%
Loss from continuing operations before income taxes and discontinued operations	(219,903)	(103,125)	(116,778)	-113.2%	(389,483)	(279,208)	(110,275)	-39.5%
Loss from discontinued operations	-	-	-	0.0%	-	(239,130)	239,130	-100.0%
Gain attributable to the disposal of discontinued operations	-	(6,976)	6,976	100.0%	-	2,050,233	(2,050,233)	-100.0%
Income tax provision	-	-	-	0.0%	-	-	-	0.0%
Net (loss) income	$(219,903)	$(110,101)	$(109,802)	-99.7%	$(389,483)	$1,531,895	$(1,921,378)	-125.4%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

For the three and six months ended June 30, 2014, costs increased $19,070 and decreased $41,308 or 18.5% and 14.8% respectively, compared to the three and six months ended June 30, 2013.

The overall increase in general and administrative costs for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to an increase in rent expense due to the prior period reversal of an over accrual of rent expense in a previous period in the amount of $18,000.

The overall decrease in general and administrative costs for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to:

•	A reduction in corporate staffing due to the bankruptcy of our only operating subsidiary Wood Energy of approximately $44,000,
•	A decrease in professional fees of approximately $40,000, due to the lack of overall activity in the shell,
•	Offset by an increase in insurance costs of approximately $9,000 due to the increased costs of insurance,
•	An increase in rent expense primarily related to the prior period reversal of an over accrual of rent expense recorded in the previous periods in the amount of $18,000, and
•	An increase in travel costs of approximately $18,000 related to the Company’s search for an operating subsidiary.

Interest expense

Interest expense for the three and six months ended June 30, 2014 increased by $97,708 and $151,583, respectively, compared to the three and six months ended June 30, 2013. The increase is the result of the financing agreements the Company obtained from a related party to fund working capital requirements.

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

The Company recorded an operating loss for the quarter, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net (Loss) Income

Net loss attributable to common stockholders of $0.32 per share for the three months ended June 30, 2014 is comparable to the net loss of $0.31 per share for the three months ended June 30, 2013.

Net loss attributable to common stockholders was $0.60 per share for the six months ended June 30, 2014 as compared to net income of $1.36 per share for the six months ended June 30, 2013. The change was primarily the result of a decrease in income associated with discontinued operations of $1.93 and an increase in interest expense of $0.15; offset by decreased costs associated with general and administrative costs of $0.04 and a decrease in amortization of preferred stock beneficial conversion feature of $0.08.

Financial Condition and Liquidity

Our cash balance at June 30, 2014 and 2013 was $5,490 and $2,131, respectively.

The following is a summary of our cash flow activity:

	Six months Ended June 30,
	2014	2013
Net cash used in operating activities	$(171,634)	$(370,445)
Net cash from financing activities	$150,000	$366,831

Net cash used in operating activities

For the six months ended June 30, 2014, cash used by operating activities was $171,634. The primary use of cash was to fund the normal operating activities of the Company.

Net cash provided by financing activities

For the six months ended June 30, 2014, net cash provided by financing activities was $150,000. The primary source of cash was a $150,000 advance on a line of credit that the Company received from Banyan Holdings.

At June 30, 2014, the Company had a net working capital deficiency of $837,327 as compared to a net working capital deficiency of $562,589 at December 31, 2013. The increase is due to the normal costs associated with a public entity without operations. The Company recognizes that as a result of the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our Chairman, Gary O. Marino, at 561-997-7775.

Item 4.     Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2014. Further, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.     Legal Proceedings

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2014, the Company drew $50,000 on its line of credit with Banyan Holdings. Our chairman is the President of Banyan Holdings. In conjunction with the draw, the Company issued 5,500 shares of common stock to Banyan Holdings on April 9, 2014. The loan proceeds received were used to fund working capital requirements. The issuance of the shares was made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On May 14, 2014, the Company drew $50,000 on its line of credit with Banyan Holdings. In conjunction with the draw, the Company issued 5,500 shares of common stock to Banyan Holdings on May 14, 2014. The loan proceeds received were used to fund working capital requirements. The issuance of the shares was made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

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

Banyan Rail Services Inc.

Date: August 14, 2014	/s/ Jon Ryan
Jon Ryan,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 17 of 17