Form 10-Q
period 2014-09-30
Banyan Rail Services Inc.
filed 2014-11-19
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,563,424 shares of common stock, $0.01 par value per share, as of November 19, 2014.

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$5,819	$27,124
Prepaid expenses and other current assets	-	10,904
Total current assets	5,819	38,028

Total assets	$5,819	$38,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$85,244	$30,293
Accrued payroll	31,165	33,311
Accrued professional fees	10,491	3,123
Accrued interest	19,000	-
Accrued Expenses	-	1,623
Advances - related parties	55,000	-
Demand loans - related party	300,000	150,000
Accrued dividends	183,337	382,267
Total liabilities	684,237	600,617

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $.01 par value. 20,000 shares authorized and 10,375 and 20,000 shares issued at September 30, 2014 and December 31, 2013, respectively	104	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized. 0 and 10,000 shares issued at September 30, 2014 and December 31, 2013, respectively	-	552,817
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 0 and 19,950 shares issued at September 30, 2014 and December 31, 2013, respectively	-	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 1,121,279 and 1,036,945 issued as of September 30, 2014 and December 31, 2013, respectively	11,212	10,369
Accrued common stock payable	2,552,967	162,300
Additional paid-in capital	94,751,093	94,252,890
Accumulated deficit	(97,923,105)	(97,465,476)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' deficit	(678,418)	(562,589)

Total liabilities and stockholders' deficit	$5,819	$38,028

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

General & administrative expenses	$298,379	$389,765	$60,479	$110,557
Loss from operations	(298,379)	(389,765)	(60,479)	(110,557)
Interest expense	(159,250)	-	(7,667)	-
Loss from continuing operations before income taxes and discontinued operations	(457,629)	(389,765)	(68,146)	(110,557)
Loss from discontinued operations	-	(239,130)	-	-
Gain attributable to discontinued operations	-	2,050,233	-	-
Net (loss) income	$(457,629)	$1,421,338	$(68,146)	$(110,557)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(374,634)	(374,625)	(124,875)	(124,875)
Amortization of preferred stock beneficial conversion feature	-	(116,554)	-	(39,278)
Total dividends for the benefit of preferred stockholders	(374,634)	(491,179)	(124,875)	(164,153)
Net (loss) income attributable to common stockholders	$(832,263)	$930,159	$(193,021)	$(274,710)

Weighted average number of common shares outstanding:
Basic and diluted	1,106,732	897,010	1,106,732	897,010

Net loss per common share from continuing operations, basic and diluted	$(0.41)	$(0.43)	$(0.06)	$(0.12)
Net income per common share from discontinued operations, basic and diluted	-	2.02	-	-
Net (loss) income per common share, basic and diluted	$(0.41)	$1.59	$(0.06)	$(0.12)
Net (loss) income attributable to common shareholders per share	$(0.75)	$1.04	$(0.17)	$(0.31)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(457,629)	$1,421,338
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	-	2,445
Stock compensation expense	2,619	4,066
Stock in lieu of cash interest	140,250	-
Loss on sales of equipment	-	414
Gain on discontinued operations	-	(2,050,233)
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease in accounts receivable	-	22,478
Decrease in prepaid expenses and other current assets	10,905	11,168
Increase in accounts payable and accrued expenses	132,550	184,142
Net cash used in operating activities	(171,305)	(404,182)

Cash flows from financing activities:
Proceeds from sale of common stock	-	248,000
Proceeds on demand loan - related party	150,000	343,800
Payment of settlement agreement	-	(200,000)
Proceeds from line of credit	-	55,031
Net cash from financing activities	150,000	446,831

Net (decrease) increase in cash	(21,305)	42,649
Cash, beginning of period	27,124	5,745
Cash, end of period	$5,819	$48,394

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$374,634	$257,392
Issuance of common shares in lieu of cash dividends payable	$573,565	$600,895
Issuance of shares in settlement of loans and advances payable	$-	$568,800
Issuance of shares in lieu of cash interest	$302,550	$-

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

Periods Ended September 30, 2014 and December 31, 2013

	Common Stock		Common Stock	Preferred Stock		Additional Paid		Treasury Stock
	Shares Issued	Amount	Payable	Shares Issued	Amount	in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2012	696,128	$6,961	$0	49,950	$2,670,975	$93,149,957	$(98,608,303)	5,655	$(70,689)	$(2,851,099)
Amortization of beneficial conversion feature preferred stock - Series B				(122,958)	122,958				-
Issuance of common stock	340,817	3,408				1,474,287				1,477,695
Common stock payable			162,300							162,300
Stock compensation expense						5,189				5,189
Net loss for the year ended December 31, 2013							1,142,827			1,142,827
Preferred stock dividends						(499,501)				(499,501)

Stockholders’ (deficit) equity December 31, 2013	1,036,945	$10,369	$162,300	49,950	2,548,017	$94,252,890	$(97,465,476)	5,655	(70,689)	$(562,589)

Issuance of common stock	84,334	843	(162,300)			870,218				708,761
Common stock payable			2,552,967	(39,575)	(2,547,913)					5,054
Stock compensation expense						2,619				2,619
Net loss for the nine months ended September 30, 2014							(457,629)			(457,629)
Preferred stock dividends						(374,634)				(374,634)
Stockholders’ (deficit) equity September 30, 2014	1,121,279	$11,212	$2,552,967	10,375	$104	$94,751,093	$(97,923,105)	5,655	$(70,689)	$(678,418)

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

Going Concern (See Note 4) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital and finding an operating business to acquire, and other factors, many of which are beyond our control.

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

Fair Value of Financial Instruments

Recorded financial instruments as of September 30, 2014 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4. Liquidity and Going Concern

At and for the nine month period ended September 30, 2014, the Company had a net working capital deficiency of $678,418 and sustained negative cash flows from operating activities of $171,305. The Company recognizes the need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain financing on favorable terms or at all. If we are unable to raise needed capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current shareholders in Banyan will be diluted.

Note 5. Preferred Stock and Common Stock

On September 30, 2014 the Company completed an offering to its Preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding Preferred stock dividends into common shares. As a result of this offering the holders substantially all of the preferred stock agreed to convert and the Company agreed to issue 442,145 shares of common stock in conjunction with this conversion. The shares were issued on November 18, 2014.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended September 30, 2014 in the amount of $124,884. During 2012, due to the lack of cash flow, the Company offered to settle the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. As part of this offer, the Company issued 25,671 shares of common stock in lieu of $222,000 of dividends.

As of September 30, 2014, Banyan Rail Holdings LLC (“Banyan Holdings”) owned, inclusive of its shares to be issued in connection with the conversion of Preferred stock discussed above, 918,706 shares of Common stock.

Note 6. Income Taxes

For the nine months ended September 30, 2014 and 2013, the Company recorded an income tax provision of $0. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter, when excluding the one-time gain from discontinued operations, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 7. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 103,750 and 533,097 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at September 30, 2014 and 2013, respectively, as their inclusion would be anti-dilutive. In addition, the Company excluded 27,500 stock options as of September 30, 2014 as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2013	45,600	$14.75		0.9 years	-
Options granted	-	-	$-	-	-
Options exercised	-	-		-	-
Options expired	(600)	$(0.05)		-	-
Balance, January 1, 2014	45,000	$14.75		0.9 years	$-
Options granted	-	-	$-	-	-
Options exercised	-	-		-	-
Options expired	(17,500)	$(1.83)		-	-
Balance, September 30, 2014	27,500	$12.92		0.9 years	$-

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

On February 14, 2014, the Company entered into a line of credit with Banyan Holdings in the amount of $200,000 at an annual interest rate of 10%. In addition the Company agreed to issue shares of stock as an incentive to enter into the note at a ratio of 110 shares for every $1,000 drawn on the line of credit. As of September 30, 2014, the Company had drawn $150,000 on the line of credit and issued 16,500 shares of common stock to Banyan Holdings. The proceeds were used to fund working capital requirements.

The Company’s directors and chief executive officer are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services.

The Company’s board of directors and officers directly or beneficially own 1,113,411 shares of common stock, inclusive of the common shares to be issued in connection with the Preferred stock conversion discussed in Note 5, as of September 30, 2014, or 1,141,744 shares, if their options are exercised.

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

Recent Events

Common Stock

On September 8, 2014 the Company issued 25,671 shares of common stock in lieu of $222,000 of dividends.

On September 30, 2014 the Company completed an offering to its Preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding Preferred stock dividends into common shares. As a result of this offering the holders of substantially all the preferred shares agreed to convert and the Company agreed to issue 442,145 shares of common stock in connection with the conversion.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the nine months ended September 30, 2014, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at September 30, 2014 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2014 and 2013:

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%

General & administrative expenses	$60,479	$110,557	$(50,078)	-45.3%	$298,379	$389,765	$(91,386)	-23.4%
Loss from operations	(60,479)	(110,557)	(50,078)	-45.3%	(298,379)	(389,765)	(91,386)	-23.4%
Interest expense	(7,667)	-	7,667	100.0%	(159,250)	-	159,250	100.0%
Loss from continuing operations before income taxes and discontinued operations	(68,146)	(110,557)	(42,411)	-38.4%	(457,629)	(389,765)	67,864	17.4%
Loss from discontinued operations	-	-	-	0.0%	-	(239,130)	(239,130)	-100.0%
Gain attributable to the disposal of discontinued operations	-	-	-	100.0%	-	2,050,233	(2,050,233)	-100.0%
Net (loss) income	$(68,146)	$(110,557)	$(42,411)	-38.4%	$(457,629)	$1,421,338	$1,878,967	132.2%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

For the three and nine months ended September 30, 2014, costs decreased $50,078 and $91,386 or 45.3% and 23.4% respectively, compared to the three and nine months ended September 30, 2013.

The overall decrease in general and administrative costs for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to:

•	A decrease in professional fees of approximately $31,000,
•	A decrease in stock transfer agent expense of approximately $16,000,
•	A decrease in printing expenses of approximately $4,000,
•	Offset by an increase in insurance expense of approximately $5,000.

The overall decrease in general and administrative costs for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to:

•	A reduction in corporate staffing due to the bankruptcy of our only operating subsidiary Wood Energy of approximately $44,000,
•	A decrease in professional fees of approximately $71,000, due to the lack of overall activity in the shell,
•	A decrease in stock transfer agent expense of approximately $18,000,
•	A decrease in printing expenses of approximately $7,000,
•	Offset by an increase in insurance costs of approximately $14,000 due to the increased costs of insurance,
•	An increase in rent expense primarily related to the prior period reversal of an over accrual of rent expense recorded in the previous periods in the amount of $18,000, and
•	An increase in travel costs of approximately $18,000 related to the Company’s search for an operating subsidiary.

Interest expense

Interest expense for the three and nine months ended September 30, 2014 increased by $7,667 and $159,250, respectively, compared to the three and nine months ended September 30, 2013. The increase is the result of the financing agreements the Company obtained from a related party to fund working capital requirements.

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

Net (Loss) Income

Net loss attributable to common stockholders was $0.17 per share for the three months ended September 30, 2014 as compared to the net loss of $0.31 per share for the three months ended September 30, 2013. The change is primarily the result of the reduction of general and administrative expenses of $0.05 for the period and the decrease in amortization of preferred stock beneficial conversion feature of $0.04.

Net loss attributable to common stockholders was $0.75 per share for the nine months ended September 30, 2014 as compared to net income of $1.04 per share for the nine months ended September 30, 2013. The change was primarily the result of a decrease in income associated with discontinued operations of $1.70 and an increase in interest expense of $0.15; offset by decreased costs associated with general and administrative costs of $0.08 and a decrease in amortization of preferred stock beneficial conversion feature of $0.10.

Financial Condition and Liquidity

Our cash balance at September 30, 2014 and 2013 was $5,819 and $48,394, respectively.

The following is a summary of our cash flow activity:

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(171,305)	$(404,182)
Net cash from financing activities	$150,000	$446,831

Net cash used in operating activities

For the nine months ended September 30, 2014, cash used by operating activities was $171,305. The primary use of cash was to fund the normal operating activities of the Company.

Net cash provided by financing activities

For the nine months ended September 30, 2014, net cash provided by financing activities was $150,000. The primary source of cash was a $150,000 advance on a line of credit that the Company received from Banyan Holdings.

At September 30, 2014, the Company had a net working capital deficiency of $678,418 as compared to a net working capital deficiency of $562,589 at December 31, 2013. The increase is due to the normal costs associated with a public entity without operations. The Company recognizes that as a result of the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More about Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our Chairman, Gary O. Marino, at 561-997-7775.

Item 4. Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2014. Further, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2014 the Company issued 25,671 shares of common stock in lieu of $222,000 of dividends accrued on shares of the Company’s Preferred stock.  The issuance of the shares was made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On September 30, 2014 the Company completed an offering to its Preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding Preferred stock dividends into common shares.  As a result of this offering the holders of substantially all the preferred shares agreed to convert and the Company agreed to issue 442,145 shares of common stock in connection with the conversion.  The shares were issued on November 18, 2014.  The issuance of the shares was made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

For information regarding significant events of the second quarter, please turn to “Recent Events” on page 12.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: November 19, 2014	/s/ Jon Ryan
Jon Ryan,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 18 of 18