Form 10-K
period 2014-12-31
Banyan Rail Services Inc.
filed 2015-03-25
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $4,277,187 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  6,437,309 shares of common stock, $0.01 par value per share, as of March 15, 2015.

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

Certain directors and officers, control 93.0% of our outstanding common shares (92.9% if they exercised their options). Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices.

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

We have 10,375 shares of preferred stock outstanding in the amount of $1.04 million, which were used for working capital needs when issued. Although investments in leveraged companies offer the opportunity for capital appreciation, leveraged investments also involve a high degree of risk.  The amount of our preferred stock outstanding could have important consequences for us and our investors.  For example, it could:

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

As a result of the private placements including issuances of preferred stock in 2012 and prior, there are shares of outstanding preferred stock which can be converted into as many as 103,750 shares of our common stock for $12.50 per share.  In addition, as of December 31, 2014 we have issued options to purchase 20,000 shares to our directors as compensation for serving on the board at prices ranging from $10.30 to $13.50 a share. If the directors’ options are exercised or the shares of preferred stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of preferred stock or the exercise of options could depress the price of our stock if there isn’t enough demand for the shares in the market. Even if the shares of preferred stock are not converted, the large number of shares issuable upon conversion of the preferred stock could cause an overhang on the market.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price for our common stock is below $5.00 per share, and our stock trades are considered a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

You may not be able to sell your shares because there is a limited market for our stock.

Although our common stock is traded on the OTCQB, currently there is limited trading volume in our stock and there may be very limited demand for it as well. As a result, it may be difficult for you to sell our common stock despite the fact it is traded on the OTCQB.

Our preferred stock could adversely affect the holders of our common stock.

As of December 31, 2014, we have 10,375 shares of preferred stock outstanding of the 49,950 shares of stock that were previously issued. Pursuant to our certificate of incorporation, our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the preferred stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our preferred stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock. In December of 2012, the Company extended an offer to preferred shareholders to receive payment of dividends in the form of common stock in lieu of cash. On September 30, 2014, we converted 39,575 shares of preferred stock as part of an offer to our shareholders. As of December 31, 2014, 56.3% or approximately $103,750 of the annual dividend due to preferred shareholders is paid in common stock; the balance will remain accrued until such time as the Company has sufficient cash from operations to issue cash payment. We do not anticipate paying cash dividends on our common stock in the foreseeable future. When the Company issues payment of these dividends in common stock, your percentage ownership in Banyan will be diluted

We do not intend to pay any cash dividends on our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTCQB under the symbol “BARA”. The last reported sale price as of March 15, 2015 was $2.70 per share. The following table lists the high and low closing sale prices of our stock during 2014 and 2013 as reported on OTCQB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ending December 31,
	2014		2013
	High	Low	High	Low
Fourth Quarter	$6.25	$2.35	$6.00	$2.50
Third Quarter	$10.02	$5.00	$3.75	$1.50
Second Quarter	$10.90	$5.05	$11.00	$2.55
First Quarter	$10.00	$5.50	$11.00	$8.00

There were approximately 1,548 stockholders of record of Banyan’s common stock as of March 15, 2015. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

All share and per share amounts in this Annual Report on Form 10-K have been adjusted retroactively to reflect a reverse stock split. See Reverse Stock Split.

Common Stock

As of December 31, 2014, our certificate of incorporation provided that we were authorized to issue 7.5 million shares of common stock, par value $0.01 per share. On February 4, 2015 we amended our certificate of incorporation to increase the authorized common shares to 50.0 million. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors. Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions. Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts, preferred stock and other liabilities.

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

Stock Options

In 2014, no compensatory stock options were issued.

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

The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth may be impeded. In addition, if we raise capital by selling additional shares of stock, your percentage ownership in Banyan will be diluted.

The Company is actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America, and intends to keep its statutory filings current during the process.

Recent Events

Common Stock Issuances

On September 30, 2014 the Company completed an offering to its preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding preferred stock dividends into common shares. As a result of this offering the holders of substantially all of the preferred stock agreed to convert and the Company agreed to issue 442,145 shares of common stock in conjunction with this conversion. The shares were issued on November 18, 2014.

On December 29, 2014, the Company agreed to issue 1,807,408 shares of common stock (“Shares”) to Banyan Rail Holdings, LLC for $0.18 a share in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the president of Banyan Rail Holdings, LLC and a significant owner of the Company. The shares were issued in January 2015. The Company recorded a discount of $3,922,073 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as interest expense for the period.

Also on December 29, 2014, the Company agreed to issue 2,777,778 Shares to Marino Family Holdings, LLC for $0.18 a share or $500,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the manager of Marino Family Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the Shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

Also on December 29, 2014, the Company agreed to issue 138,889 Shares to Jon Ryan for $0.18 a share, or $25,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Mr. Ryan is the Company’s Chief Executive Officer, President and Chief Financial Officer. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

During 2014, the Company agreed to issue 138,889 shares of common stock to Coalbrookdale Partners for $0.18 a share as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. The proceeds of the money received were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

Reverse Stock Split

In September 2013, the Company effectuated a 1-for-5 reverse stock split pursuant to which each stockholder received one share of common stock for every five shares owned prior to the reverse split. All share and per share amounts in this Annual Report on Form 10-Khave been adjusted retroactively to reflect this reverse stock split.

Increase in Authorized Shares

In February 2015, the Company effectuated an amendment to our certificate of incorporation to increase the authorized shares of common stock from 7.5 million to 50.0 million by amending Article Third of our certificate of incorporation.

Officers and Directors Changes

On December 9, 2014, Donald D. Redfearn stepped down as the Company’s Chief Executive officer but will remain on the board of directors. Concurrently, the Board elected Jon Ryan to serve as the Chief Executive Officer of the Company.

Financing Agreements

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2014 in the amount of $150,814. During 2012, due to the lack of cash flow, the Company offered to settle the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. As part of this offer, in January 2015, the Company issued 10,921 shares of common stock in lieu of $51,875 of the dividends accrued at year end.

Critical Accounting Policies and Estimates

The following discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the year ended December 31, 2014, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at December 31, 2014 consist of cash and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Consolidated Results of Operations - Banyan and Subsidiary

The following table summarizes our results for the years ended December 31, 2014 and 2013:

	Year ended December 31,		Variance
	2014	2013	$	%

General & administrative expenses	$7,000,404	$505,976	$6,494,428	1283.5%
Loss from operations	(7,000,404)	(505,976)	(6,494,428)	-1283.5%
Interest expense	(4,087,656)	(162,300)	(3,925,356)	-2418.6%
Loss from continuing operations before income taxes and discontinued operations	(11,088,060)	(668,276)	(10,419,784)	-1559.2%
Loss from discontinued operations	-	(239,130)	239,130	-100.0%
Gain attributable to discontinued operations	-	2,050,233	(2,050,233)	-100.0%
Net (loss) income	$(11,088,060)	$1,142,827	$(12,230,887)	-1070.2%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The below table summarizes the general and administrative expenses for the years ended December 31, 2014 and 2013:

	G & A expenses
	For the years ending December 31,
			Variance
	2014	2013	$	%

Compensation costs	$6,782,762	$224,811	$6,557,951	2917%
Public company costs	29,413	49,583	(20,170)	-41%
Accounting Fees	51,500	89,945	(38,445)	-43%
Legal Fees	45,362	94,401	(49,039)	-52%
Other costs	23,839	7,680	16,159	210%
Rent Expense	-	(18,000)	18,000	-100%
Insurance	67,528	57,556	$9,972	17%
Consolidated general and administrative	$7,000,404	$505,976	$6,494,428	1284%

General and administrative expenses for the year ended December 31, 2014 were $7,000,404 as compared to $505,976 for the year ended December 31, 2013. The primary reason for the increase was an increase in compensation costs of $6,557,951 due to 1) an accounting charge of approximately $6,630,000 which related to the sale of common stock in a private placement, and 2) partly offset by a decrease in public company costs of $20,170, accounting fees of $38,445 and legal fees of $49,039 due to the Company’s shell status and lack of activity during 2014 as compared to 2013. These costs were offset by an increase in other costs of $16,159, rent expense of $18,000 and insurance of $9,972. The change in rent expense was due to a credit of $18,000 received in 2013 on rent. The Company shared office space in 2013 and 2014 with a related party at no cost. The increase in insurance is the result of normal price increases within the industry and the increase in other costs was due to travel associated with activities of the Company.

Interest expense

Interest expense was $4,087,656 for the year ended December 31, 2014 was comparable to $162,300 for the year ended December 31, 2013. The amounts were the result of discount interest paid to Banyan Holdings, on demand notes entered for which the Company entered into for $165,583 and a discount of $3,922,073 related to the sale of common stock in a private placement . See “Recent Events – Financing Agreements” for more information concerning the equity grants.

Income tax expense

Income tax expense was $0 for the years ended December 31, 2014 and 2013, respectively, due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

The Company's net deferred tax assets before valuation allowance as of December 31, 2014 was $2,277,318, most of which relates to net operating losses that expire from 2019 to 2034. The Company recorded an operating loss for the year and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net income (loss) attributable to common stockholders

Net (loss) attributable to common shareholders was ($8.30) per share for the year ending December 31, 2014 as compared to net income attributable to common shareholders of $1.11 per share for the year ending December 31, 2013. The difference of ($9.71) per common share is primarily the result of an accounting charge of $10,552,629 or $7.90 per share to reflect the difference between the offering price and the quoted market price on a private placement of common stock, a net gain as a result of the disposal of the Company’s operating subsidiary of approximately $1.8 million from discontinued operations or $1.76 per share, which was offset by the reduction in administrative expenses of $0.25 per share.

Financial Condition and Liquidity

Cash consists of cash and short-term investments. Our cash balances at December 31, 2014 and 2013 were $402,401 and $27,124, respectively. The following is a summary of our cash flow activity for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Net cash used in operating activities	$(299,723)	$(797,752)
Net cash from financing activities	$675,000	$819,131

Net cash used in operating activities

For the year ended December 31, 2014, our net loss of $(11,088,060) adjusted for non-cash expenses and benefits were $(467,925). This was offset by an increase in accounts payable which provided cash of $56,602 and a decrease in prepaid insurance which provided cash of $10,904.

For the year ended December 31, 2013, our net income of $(1,142,827) adjusted for non-cash expenses and benefits was $(899,358). This was offset by an increase in accounts payable of $100,508, a decrease in accounts receivable of $22,478 both of which provided cash and an increase in other current assets which used cash of $21,380.

At December 31, 2014, the Company had a net working capital of $93,183 as compared to a net working capital deficiency of approximately $563,000 at December 31, 2013. The change in net working capital is primarily the result of and the completion of an equity raise during December of 2014 in the amount of approximately $850,000. The Company recognizes that due to the lack of operations and cash flow that it will have to rely upon future capital contributions from investors to generate cash flow for the foreseeable future.

Net cash provided by financing activities

During 2014, the Company agreed to issue 2,777,778 shares of its common stock for $500,000 to Marino Family Holdings, LLC. Gary O. Marino, the Company’s chairman, is the manager of Marino Family Holdings, LLC and a significant owner of the Company. The proceeds from the sale of the Shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

During 2014 the Company agreed to issue 833,333 shares of its common stock for $150,000 to Banyan Holdings. The proceeds of the sale were used to fund working capital requirements. In addition, the Company issued 111,791 shares of its common stock to Banyan Holdings in lieu of $400,429 of accrued dividends in 2013. The shares were issued in January 2015.

During 2014, the Company agreed to issue 138,889 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The proceeds of the advances were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2014 in the amount of $400,564. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash. In addition, On September 30, 2014 the Company completed an offering to its preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding Preferred stock dividends into common shares. As a result of the two offerings the Company paid $573,564 of dividends in common stock in 2014.

New Accounting Pronouncements

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2014 and 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2014 and 2013 follow this annual report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

At the end of December 31, 2014 we carried out evaluations under the direction of the Chief Executive Officer and Chief Financial Officer of our effectiveness of internal control over financial reporting. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2014, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are:

Gary O. Marino, age 70, joined our board in January 2007, was appointed chairman in January 2008 and also served as our chief executive officer from November 2008 until he stepped down in October 2013. Mr. Marino served as chairman, president and CEO of Patriot Rail Corp. which was traded on the NYSE, an owner and operator of short line and regional railroads, from 2005 until 2012, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his extensive knowledge of the railroad industry as well as his banking experience.

Paul S. Dennis, age 76, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Donald D. Redfearn, age 62, joined the board in January 2012. Mr. Redfearn was appointed our Chief Executive Officer in October 2013, a position he held until December 2014. In addition he served as our President from May 2011 until October 2013. Mr. Redfearn has been the owner of Redfearn Enterprises, LLC, a real estate holding company, since 2007. From 2004 to 2007, he served as president of RailAmerica, Inc., a railroad holding company which was traded on the NYSE, and from 1989 to 2004 he served as executive vice president of RailAmerica. He also served as a director of RailAmerica since its inception in 1986 through 2007. Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University. Active in local charities, Mr. Redfearn is a member of the United Way Leadership Circle. We believe Mr. Redfearn is highly qualified to serve as a director due to his experience in the railroad industry.

Jon Ryan, age 43, serves as and was appointed as Banyan Rail’s Chief Financial Officer in May 2011. In addition Mr. Ryan joined the board and was appointed as our President in October 2013 and as Chief Executive Officer in December 2014. He has over 16 years of major accounting firm experience, including as a Senior Assurance Manager at both Ernst & Young in Fort Lauderdale, Florida, and Smoak, Davis & Nixon LLP in Jacksonville, Florida. Most recently he was Corporate Controller at the The Gazit Group, USA, a subsidiary of Gazit-Globe, one of the world’s leading multi-national real estate development and management companies. Mr. Ryan, a CPA, holds a Bachelor of Business Administration from the University of North Florida. We believe Mr. Ryan is highly qualified to serve as a director due to his accounting experience.

Mark L. Friedman, age 67, was joined the board in October 2013. Mr. Friedman has over 40 years of business experience. Since 1993 Mr. Friedman has been a private equity and venture capital investor, currently serving as the Managing Partner of Constellation Investment Partners LLC (which he co-founded in 2001). He has also served as a director and audit committee member of several publicly-traded companies. While practicing corporate finance law as a partner at the law firm Shea & Gould, a major international law firm based in New York, Mr. Friedman represented primarily investment banking firms including Bear Sterns, Alex Brown, Drexel Burnham and Goldman Sachs. He co-founded RCL Capital Partners in 1992, which purchased substantial equity positions in Allied Digital Technologies and Disc Graphics. In 1986, he served as counsel and one of five principal investors in a structured leveraged buyout of Checker Motors Corporation. Mr. Friedman received a B.A. in History in 1970 (Magna Cum Laude) and a J.D. in 1973 (Cum Laude) from the University of Pennsylvania. He was elected to Phi Beta Kappa and served as Articles Editor of the University of Pennsylvania Law Review. We believe Mr. Friedman is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and attorney.

Donald Denbo, age 65, joined the board in October 2013. Mr. Denbo has over 40 years of business experience, and is a founding member of Commercial Insurance Associates, LLC (CIA), an independent insurance agency specializing in risk management for a diversified client base. His knowledge and practice is varied, as it encompasses his more than 30 years of success in the insurance industry. In addition Mr. Denbo has been an owner of Denbo Metal Recovery and a director of Tennessee Valley Recycling LLC, Bancroft Technology Group, Jet Plex Associates, Shadow bluff Development, Reid Hill and Greymont Kennels, LLC. Mr. Denbo’s education includes a B.S. and M.S. in Psychology from the University of Tennessee, studies at the Vanderbilt School of Medicine and a PhD in Economics from the London School of Economics. We believe Mr. Denbo is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur.

The board of directors has established certain attributes that it seeks in identifying candidates for directors. In particular they look for individuals who have very high integrity, business savvy, an owner-oriented attitude and a deep genuine interest in Banyan. These are the same attributes that Gary O. Marino, Banyan’s Chairman, believes to be essential if one is to be an effective member of the Board of Directors. In considering candidates for director, the board considers the entirety of each candidate’s credentials in the context of these attributes. In the judgment of the Board as a whole, each of the directors possesses such attributes.

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

Code of Ethics

In March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Jon Ryan, 2255 Glades Road, Suite 111-E, Boca Raton, Florida 33431.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2014, Gary O. Marino, our Chairman, failed to timely file a Form 4 on two occasions reporting the acquisition of shares of common stock. Also in 2014, Paul Dennis, a member of our board, failed to timely file a Form 4 reporting the acquisition of shares of common stock. Based solely on our review of copies of reports furnished to us, we believe all other Section 16(a) filing requirements were timely met in 2014. Copies of these filings are available on our website at www.banyanrail.net or the SEC’s website at www.sec.gov.

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

Our directors will recommend qualified candidates for director to the full board and nominees are subject to approval by a majority of our board members. Nominees are not required to possess specific skills or qualifications; however, nominees are recommended and approved based on various criteria including relevant skills and experience, personal integrity and ability and willingness to devote their time and efforts to Banyan. Qualified nominees are considered without regard to age, race, color, sex, religion, disability or national origin. We do not use a third party to locate or evaluate potential candidates for director. The board of directors considers nominees recommended by stockholders according to the same criteria. A stockholder desiring to nominate a director for election must deliver a notice to our president at our principal executive office. The notice must include as to each person whom the stockholder proposes to nominate for election or re-election as director:

•	the name, age, business address and residence address of the person,
•	the principal occupation or employment of the person,
•	the written consent of the person being named in the proxy as a nominee and to serving as a director,
•	the class and number of our shares of stock beneficially owned by the person, and
•	any other information relating to the person that is required to be disclosed in solicitations for proxies for election of director pursuant to Rule 14a under the Securities Exchange Act of 1934;

and as to the stockholder giving the notice:

•	the name and record address of the stockholder, and
•	the class and number of our shares beneficially owned by the stockholder.

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

Name and Principal Position *	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gary O. Marino	2014	—	—	—	—	—
Chief Executive Officer (former)	2013	—	—	—	—	—
Donald D. Redfearn	2014	—	—	—	—	—
Chief Executive Officer (former)	2013	—	—	—	—	—
Jon Ryan	2014	142,522	25,000	—	—	167,522
Chief Executive and Financial Officer	2013	161,653	25,000	—	—	186,653

(*)	Mr. Marino and Mr. Redfearn do not receive compensation for service as our chairman, or as chief executive officer, respectively. Mr. Marino was appointed and served as our chief executive officer from November 2008 and served until October 2013. Mr. Redfearn was appointed our chief executive officer in October 2013 and served until December 2014.

Outstanding Equity Awards at December 31, 2014

The following table summarizes information with respect to the stock options held by the executive officers and employees listed in our summary compensation table as of December 31, 2014.

Name	Number of Underlying Unexercised Options Exercisable	Number of Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Gary O. Marino	5,000	—	$13.50	02/11/2015	(1)
Donald Redfearn	5,000	—	$13.50	02/11/2015	(2)
Jon Ryan	5,000	—	$10.30	06/26/2016	(3)

(1)	Options vested in quarterly installments which began March 31, 2010.
(2)	Options vest in quarterly installments which began March 31, 2010.
(3)	Options vest in three annual installments which began July 26, 2012.

Director Compensation

No compensation was paid to our directors in 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors, executive officers and significant stockholders as of March 1, 2015.

Name and Address(1)	Common Stock	Stock Options(2)	Preferred Stock	Total	Percentage(7)

Gary O. Marino(3)
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	5,509,725		-	5,509,725	85.6%

Paul S. Dennis(4)
16330 Vintage Oaks Lane,
Delray Beach, FL 33484	166,920		-	166,920	2.6%

Donald D. Redfearn
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	2,000		-	2,000	0.0%

Jon Ryan (5)
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	138,889	5,000		143,889	2.2%

Donald Denbo (6)
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	158,841	-	-	158,841	2.5%

Mark Friedman
2255 Glades Road, Suite 111-E
Boca Raton, FL 33431	-	-		-	0.0%

All directors, and executive officers as a group	5,976,375	5,000	0	5,981,375	92.9%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	2,726,114 shares of common stock are held by Banyan Rail Holdings LLC. Gary O. Marino, the Company’s Chairman, is the President and a significant stockholder of Banyan Rail Holdings LLC. 2,777,778 shares of common stock are held by Marino Family Holdings, LLC. Mr. Marino is the manager of Marino Family Holdings, LLC.
(4)	166,920 shares of common stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(5)	5,000 options issued on July 26, 2011. The options vest in three equal annual installments beginning July 26, 2012 and expire July 26, 2016.
(6)	All shares of common stock are held by the Coalbrookdale Partners, for which Mr. Denbo is a partner.
(7)	Assumes the exercise of options into common stock by that beneficial owner, but no others.

Equity Compensation Plan Information

We have not issued any other options, warrants or rights in 2014 or 2013. In 2014 and 2013, 17,500 and 600 options expired for our directors and a former employee, respectively. Our equity plans are summarized in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,000	$2.24	272,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,000	$2.24	—

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

Also in September and November 2013, the Company issued 6,000 shares of common stock to officers and directors of the Company for $7.50 a share, for an aggregate total of $45,000, as part of a private placement of common stock. The proceeds of the sale were used to fund working capital requirements.

On October 31, 2013, the Company issued 4,000 shares of common stock to Coalbrookdale Partners for a price of $7.50 a share, as part of a private placement of common stock in exchange for cash in the amount of $30,000. The proceeds of the sale were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners.

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

On September 30, 2014 the Company completed an offering to its preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding Preferred stock dividends into common shares. As a result of this offering the holders of substantially all of the preferred stock agreed to convert and the Company agreed to issue 442,145 shares of common stock in conjunction with this conversion. The shares were issued on November 18, 2014.

On December 29, 2014, the Company agreed to issue 1,807,408 shares of common stock (“Shares”) to Banyan Rail Holdings, LLC for $0.18 a share in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the president of Banyan Rail Holdings, LLC and a significant owner of the Company. The shares were issued in January 2015. The Company recorded a discount of $3,922,073 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as interest expense for the period.

Also on December 29, 2014, the Company agreed to issue 2,777,778 Shares to Marino Family Holdings, LLC for $0.18 a share or $500,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the manager of Marino Family Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the Shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

Also on December 29, 2014, the Company agreed to issue 138,889 Shares to Jon Ryan for $0.18 a share, or $25,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Mr. Ryan is the Company’s Chief Executive Officer, President and Chief Financial Officer of the Company. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

During 2014, the Company agreed to issue 138,889 shares of common stock for $0.18 a share to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. The proceeds of the advances were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2014 in the amount of $176,759. During 2012, due to the lack of cash flow, the Company offered to settle the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. As part of this offer, in January 2015, the Company issued 10,921 shares of common stock in lieu of $51,875 of the dividends accrued at year end.

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

Item 14.     Principal Accounting Fees and Services.

Daszkal Bolton LLP serves as our independent registered public accounting firm and was paid $44,800 and $77,250 for their audit and review of the financial statements and financial information contained in our filings for the years ended December 31, 2014 and 2013, respectively. Additionally, Daszkal Bolton LLP has been approved by the audit committee and paid $6,700 and $12,695 to perform certain tax services for the years ended December 31, 2014 and 2013, respectively.

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

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.
3.3	Certificate of Correction. Exhibit 3.1 to the Form 8-K filed March 14, 2011 is incorporated by reference herein.
3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.
3.5	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.
3.6	Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated July 5, 2011 is incorporated by reference herein.
3.7	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated April 11, 2012 is incorporated by reference herein.
3.8*	Certificate of Amendment to Certificate of Incorporation of Banyan Rail Services Inc.
3.9	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.
10.1

Demand promissory note of Banyan Rail Services, Inc. in the original principal amount of $150,000 payable to Banyan Holdings, LLC dated November 12, 2012. Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2012 as filed on November 19, 2012 is incorporated by reference herein.

10.2

Demand Promissory Note of Banyan Rail Services Inc. in the original principal amount of $150,000 payable to Banyan Rail Holdings LLC dated December 31, 2013. Exhibit 10.1 to the Form 8-K as filed on January 7, 2014 is incorporated by reference herein.

10.3

Demand Note and Loan Agreement of Banyan Rail Services Inc. in the original principal amount of up to $200,000 payable to Banyan Rail Holdings LLC dated February 14, 2014. Exhibit 10.1 to the Form 8-K as filed February 19, 2014 is incorporated by reference herein.

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

Banyan Rail Services Inc.

Date: March 25, 2015	/s/ Jon Ryan
By Jon Ryan,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2015	/s/ Jon Ryan
By Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: March 25, 2015	/s/ Gary O. Marino
By Gary O. Marino,
Chairman of the Board

Date: March 25, 2015	/s/ Donald D. Redfearn
By Donald D. Redfearn,
Director

Date: March 25, 2015	/s/ Jon Ryan
By Jon Ryan,
Chief Executive Officer, President, Chief Financial Officer and Director

Date: March 25, 2015	/s/ Paul S. Dennis
By Paul S. Dennis, Director

Date: March 25, 2015	/s/ Donald Denbo
By Donald Denbo, Director

Date: March 25, 2015	/s/ Mark L. Friedman
By Mark L. Friedman, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banyan Rail Services, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Banyan Rail Services, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton, LLP

Boca Raton, Florida

March 25, 2015

Banyan Rail Services Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$402,401	$27,124
Prepaid expenses	-	10,904
Total current assets	402,401	38,028

Total assets	$402,401	$38,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$33,895	$30,293
Accrued payroll	20,869	33,311
Accrued professional fees	14,706	3,123
Accrued expenses	-	1,623
Advances - related parties	30,481	-
Demand loans - related party	-	150,000
Accrued dividends	209,267	382,267
Total liabilities	309,218	600,617

Commitments and contingencies	-	-

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and 10,375 and 20,000 shares issued at December 31, 2014 and 2013, respectively	104	200
Series B Preferred stock, $.01 par value. 10,000 shares authorized and issued at December 31, 2013	-	552,817
Series C Preferred stock, $.01 par value. 20,000 shares authorized. 0 and 19,950 shares issued at December 31, 2014 and 2013, respectively	-	1,995,000
Common stock, $0.01 par value. 7,500,000 shares authorized. 1,563,424 and 1,036,945 issued as of December 31, 2014 and 2013, respectively	15,633	10,369
Accrued common stock payable	11,427,963	162,300
Additional paid-in capital	97,273,708	94,252,890
Accumulated deficit	(108,553,536)	(97,465,476)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' equity (deficit)	93,183	(562,589)
Total liabilities and stockholders' equity	$402,401	$38,028

See Notes to Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013

General & administrative expenses	$7,000,404	$505,976
Loss from operations	(7,000,404)	(505,976)
Interest expense	(4,087,656)	(162,300)
Loss from continuing operations before income taxes and discontinued operations	(11,088,060)	(668,276)
Loss from discontinued operations	-	(239,130)
Gain attributable to discontinued operations	-	2,050,233
Net (loss) income	$(11,088,060)	$1,142,827

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(400,564)	(499,501)
Amortization of preferred stock beneficial conversion feature	-	(122,958)
Total dividends for the benefit of preferred stockholders	(400,564)	(622,459)
Net (loss) income attributable to common stockholders	$(11,488,624)	$520,368

Weighted average number of common shares outstanding:
Basic and diluted	1,335,128	1,033,814

Net loss per common share from continuing operations, basic and diluted	$(8.30)	$(0.65)
Net income per common share from discontinued operations, basic and diluted	-	1.76
Net (loss) income per common share, basic and diluted	$(8.30)	$1.11
Net (loss) income attributable to common shareholders per share	$(8.60)	$0.50

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(11,088,060)	$1,142,827
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	-	2,445
Stock compensation expense	6,633,175	5,189
Stock in lieu of cash interest	4,087,656	-
Loss on sales of equipment	-	414
Gain on discontinued operations	-	(2,050,233)
Changes in assets and liabilities, net of effects of discontinued operations:
Increase in accounts receivable	-	22,478
(Increase) Decrease in prepaid expenses and other current assets	10,904	(21,380)
Increase in accounts payable and accrued expenses	56,602	100,508
Net cash used in operating activities	(299,723)	(797,752)

Cash flows from financing activities:
Proceeds from sale of common stock	650,000	308,000
Proceeds on demand loan - related party	-	493,800
Increase in common stock payable	25,000	162,300
Payment of settlement agreement	-	(200,000)
Proceeds from line of credit	-	55,031
Net cash provided by financing activities	675,000	819,131

Net (decrease) increase in cash	375,277	21,379
Cash, beginning of year	27,124	5,745
Cash, end of year	$402,401	$27,124

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$400,564	$354,517
Issuance of common shares in lieu of cash dividends payable	$573,564	$378,895
Issuance of shares in settlement of loans and advances payable	$-	$411,800
Issuance of shares in lieu of cash interest	$4,249,956	$-

See Notes to Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

Periods Ended December 31, 2014 and December 31, 2013

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2012	696,128	$6,961	$0	49,950	$2,670,975	$93,149,957	$(98,608,303)	5,655	$(70,689)	$(2,851,099)
Amortization of beneficial conversion feature preferred stock - Series B					(122,958)	122,958				-
Issuance of common stock	340,817	3,408				1,474,287				1,477,695
Common stock payable			162,300							162,300
Stock compensation expense						5,189				5,189
Net income for the year ended December 31, 2013							1,142,827			1,142,827
Preferred stock dividends						(499,501)				(499,501)

Stockholders’ (deficit) equity December 31, 2013	1,036,945	$10,369	$162,300	49,950	2,548,017	$94,252,890	$(97,465,476)	5,655	(70,689)	$(562,589)

Issuance of common stock	526,479	5,264	(162,300)	(39,575)	(2,547,913)	(3,211,793)				(5,916,742)
Common stock payable			11,427,963							11,427,963
Stock compensation expense						6,633,175				6,633,175
Net loss for the year ended December 31, 2014							(11,088,060)			(11,088,060)
Preferred stock dividends						(400,564)				(400,564)
Stockholders’ equity (deficit) December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	$104	$97,273,708	$(108,553,536)	5,655	$(70,689)	$93,183

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

See Note 9, Subsidiary Bankruptcy and Settlement Agreement, regarding a settlement of the corporate guarantee for certain debts.

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

Fair Value of Financial Instruments

Recorded financial instruments as of December 31, 2014 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4. Liquidity

At and for the year ended December 31, 2014, the Company had a net working capital of $93,183. The Company incurred negative cash flows from operating activities of $299,723. The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth may be impeded. In addition, if we raise capital by selling additional shares of stock, your percentage ownership in Banyan will be diluted.

Note 5. Preferred Stock and Common Stock

On September 30, 2014 the Company completed an offering to its preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding Preferred stock dividends into common shares. As a result of this offering the holders of substantially all of the preferred stock agreed to convert and the Company agreed to issue 442,145 shares of common stock in conjunction with this conversion. The shares were issued on November 18, 2014.

Preferred stock dividends for Series A, B and C are accrued for the semi-annual period ended December 31, 2014 in the amount of $209,267. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

As of December 31, 2014, Banyan Rail Holdings LLC (“Banyan Holdings”) owned 918,706 shares of Common stock and had subscribed to 1,807,408 shares of common stock (see Note 9).

Note 6.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s board of directors and with certain officers and employees as part of their compensation. The option activity is as follows for the years ended December 31, 2014 and 2013:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2013	45,600	14.80		0.4 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(600)	$(0.05)		-	-
Balance, January 1, 2014	45,000	$14.75		0.4 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(17,500)	$(1.83)		-	-
Balance, December 31, 2014	27,500	$12.92		0.4 years	$-

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

The fair value of shares that vested was $2,619 and $5,189 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 all compensation costs related to awards has been recognized.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

Year Ended December 31,
	2014	2013
Current	$-	$-
Deferred	-	-
	$-	$-

The current income tax benefit relates to a reduced level of uncertain tax positions identified in ASC 740 -10 Income Taxes. The components of deferred income tax assets and liabilities are as follows:

	December 31,
Long-term deferred tax assets:	2014	2013
Stock compensation benefit	219,778	219,778
Net operating loss carryforward	2,057,540	1,680,998
Total long-term deferred tax assets	2,277,318	1,900,776
Valuation allowance	(2,277,318)	(1,900,776)
	-	-
Long-term deferred tax liabilities:	-
Intangible assets	-	-
Property and equipment
Total long-term deferred tax liabilities	-	-
	-	-
Net deferred tax assets	-	-

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2014 was $5,758,131, expiring between 2018 and 2034.

A schedule of the NOLs is as follows:

	Net operating	NOL
Tax Year	loss	Expiration

1998	$184,360	2018
1999	187,920	2019
2000	25,095	2020
2001	104,154	2021
2002	15,076	2022
2003	96,977	2023
2004	78,293	2024
2005	70,824	2025
2006	48,526	2026
2007	180,521	2027
2008	876,017	2028
2009	414,784	2029
2010	706,174	2030
2011	836,536	2031
2012	728,812	2032
2013	668,632	2033
2014	535,430	2034
	$5,758,131

The Company's net deferred tax assets before valuation allowance as of December 31, 2014 was $2,277,318, most of which relates to net operating losses that expire from 2018 to 2034. The Company recorded an operating loss for the year and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the year ended December 31, 2014, the Company recorded a valuation allowance of $376,790.

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2011.

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain. The effective tax rates for 2014 and 2013 were computed by applying the federal and state statutory corporate tax rates as follows:

	Year ended December 31,
	2014	2013

Statutory Federal income tax rate	34%	34%
State income taxes	0%	1%
Non-deductible interest and compensation	-32%	0%
Less valuation allowance	-3%	-46%
Loss of expiring NOLs	1%	11%
Other	0%	0%
	0%	0%

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

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the years ended December 31, 2014 and 2013, because they are not material.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

Banyan Rail
Services Inc.
Balance at January 1, 2013	$11,400
Additions based on tax positions related to prior years
Reductions based on tax positions related to prior years
Balance at December 31, 2013	$11,400
Additions based on tax positions related to the current year	-
Reductions based on tax positions related to the current year	-
Balance at December 31, 2014	$11,400

As of December 31, 2014 and December 31, 2013, the balance in unrecognized tax benefits was $11,400, respectively. The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 8. Related Party Transactions

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

On September 30, 2014 the Company completed an offering to its preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding Preferred stock dividends into common shares. As a result of this offering the holders substantially all of the preferred stock agreed to convert and the Company agreed to issue 381,922 shares of common stock in conjunction with this conversion to related parties. As a result Banyan Rail Holdings, Coalbrookdale Partners and Paul Dennis received 353,434; 10,750 and 58,738 common shares, respectively. The shares were issued on November 18, 2014.

On December 29, 2014, the Company agreed to issue 1,807,408 shares of common stock (“Shares”) to Banyan Rail Holdings, LLC for $0.18 a share in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the president of Banyan Rail Holdings, LLC and a significant owner of the Company. The shares were issued in January 2015. The Company recorded a discount of $3,922,073 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as interest expense for the period.

Also on December 29, 2014, the Company agreed to issue 2,777,778 Shares to Marino Family Holdings, LLC for $0.18 a share or $500,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the manager of Marino Family Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the Shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

On December29, 2014, the Company agreed to issue 138,889 shares of common stock for $0.18 a share to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. The proceeds of the money received were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

Also on December 29, 2014, the Company agreed to issue 138,889 Shares to Jon Ryan for $0.18 a share, or $25,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Mr. Ryan is the Company’s Chief Executive Officer, President and Chief Financial Officer of the Company. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the period.

The Company’s board of directors and officers beneficially own 1,113,411 shares of the Company’s common stock as of December 31, 2014 (71.6% of the outstanding common stock).

Note 9. Subsidiary Bankruptcy and Settlement Agreement

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

Note 10. Subsequent Events

In January 2015, the Company issued 10,921 shares of common stock in lieu of $51,875 of preferred stock dividends accrued at year end. The remaining accrual will be paid when the Company has sufficient cash flows as determined by the board of directors.

In February 2015, the Company effectuated an amendment to its certificate of incorporation to increase the authorized shares of common stock from 7.5 million to 50.0 million by amending Article Third of our certificate of incorporation.

As of March 10, 2015, the Company sold 1,038,889 shares of common stock as part of a private placement of common stock in the amount of $187,000. The proceeds of the money received were used to fund working capital requirements. The shares will be issued in March 2015.

