Form 10-Q
period 2015-03-31
Banyan Rail Services Inc.
filed 2015-05-13
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324-A, Boca Raton, Florida 33431
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,437,309 shares of common stock, $0.01 par value per share, as of May 6, 2015.

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$515,943	$402,401
Total current assets	515,943	402,401

Total assets	$515,943	$402,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$29,084	$33,895
Accrued payroll	5,637	20,869
Accrued professional fees	16,500	14,706
Accrued expenses	2,951	-
Advances - related parties	-	30,481
Accrued dividends	205,962	209,267
Total current liabilities	260,134	309,218

Total liabilities	260,134	309,218

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and issued	104	104
Common stock, $0.01 par value. 50,000,000 and 7,500,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively. 6,437,309 and 1,563,424 issued as of March 31, 2015 and December 31, 2014, respectively	64,372	15,633
Common stock payable	292,000	11,427,963
Additional paid-in capital	108,656,237	97,273,708
Accumulated deficit	(108,686,215)	(108,553,536)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' equity	255,809	93,183

Total liabilities and stockholders' equity	$515,943	$402,401

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2015	2014

General & administrative expenses	$132,679	$115,705
Loss from operations	(132,679)	(115,705)
Interest expense	-	(53,875)
Net loss	$(132,679)	$(169,580)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(25,945)	(124,875)
Total dividends for the benefit of preferred stockholders	(25,945)	(124,875)
Net loss attributable to common stockholders	$(158,624)	$(294,455)

Weighted average number of common shares outstanding:
Basic and diluted	4,670,559	1,072,572

Net loss per common share, basic and diluted	$(0.03)	$(0.16)
Net loss attributable to common shareholders per share	$(0.03)	$(0.27)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(132,679)	$(169,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	-	1,122
Stock in lieu of cash interest	-	49,500
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease in prepaid expenses	-	(432)
(Decrease) increase in accounts payable and accrued expenses	(45,779)	44,070
Net cash used in operating activities	(178,458)	(75,320)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	292,000	-
Proceeds on demand loan - related party	-	50,000
Net cash from financing activities	292,000	50,000

Net increase (decrease) in cash	113,542	(25,320)
Cash, beginning of period	402,401	27,124
Cash, end of period	$515,943	$1,804

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$25,945	$285,142
Issuance of common shares in lieu of cash dividends payable	$29,250	$222,000
Issuance of shares in settlement of loans and advances payable	$11,427,963	$-
Issuance of shares in lieu of cash interest	$-	$211,800

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

Periods Ended March 31, 2014 and December 31, 2013

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ deficit December 31, 2013	1,036,945	$10,369	$162,300	49,950	$2,548,017	$94,252,890	$(97,465,476)	5,655	$(70,689)	$(562,589)

Issuance of common stock	526,479	5,264	(162,300)	(39,575)	(2,547,913)	(3,211,793)				(5,916,742)
Common stock payable			11,427,963							11,427,963
Stock compensation expense						6,633,175				6,633,175
Net income for the year ended December 31, 2014							(11,088,060)			(11,088,060)
Preferred stock dividends						(400,564)				(400,564)

Stockholders’ equity (deficit) December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	104	$97,273,708	$(108,553,536)	5,655	(70,689)	$93,183

Issuance of common stock	4,873,885	48,739	(11,427,963)			11,408,474				29,250
Common stock payable			292,000							292,000
Net loss for the three months ended March 31, 2015							(132,679)			(132,679)
Preferred stock dividends						(25,945)				(25,945)
Stockholders’ equity (deficit) March 31, 2015	6,437,309	$64,372	$292,000	10,375	$104	$108,656,237	$(108,686,215)	5,655	$(70,689)	$255,809

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements.

Note 1.  Nature of Operations

Banyan Rail Services Inc. (“Banyan,” “we,” “our” or the “Company”) was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. and purchased The Wood Energy Group, Inc. (“Wood Energy” ). Wood Energy was engaged in the business of railroad tie reclamation and disposal. As a result of the bankruptcy and liquidation of Wood Energy, Banyan is now a shell Company seeking to acquire an operating entity.

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

Cash Equivalents

The Company considers all bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2015 or December 31, 2014. From time to time our cash deposits exceed federally insured limits.

Fair Value of Financial Instruments

Recorded financial instruments as of March 31, 2015 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4. Liquidity

At and for the period ended March 31, 2015, the Company had a net working capital of $255,809 and incurred negative cash flows from operating activities of $178,458. The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements, additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth may be impeded. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current Banyan shareholders will be diluted.

Note 5. Preferred Stock and Common Stock

Preferred stock dividends for Series A Preferred stock are accrued for the semi-annual period ended March 31, 2015 in the amount of $25,945. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. In January of 2015, we issued 10,921 shares of common stock in lieu of $29,250 of cash dividends for dividends accrued through December 31, 2014. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

At March 31, 2015, the Company had received subscriptions for 1,622,222 shares of common stock in the amount of $292,000. The cash received from these subscriptions will be used to fund the working capital requirements of the Company. The shares will be issued in May 2015.

As of March 31, 2015, Banyan Rail Holdings LLC (“Banyan Holdings”) owned 2,726,114 shares of Common stock.

Note 6. Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded an income tax provision of $0. The effective tax rate for the three months ended March 31, 2015 and 2014 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 7. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 103,750 and 533,097 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at March 31, 2015 and 2014, respectively, as their inclusion would be anti-dilutive. In addition, the Company excluded 5,000 stock options as of March 31, 2015 as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2014	45,000	14.75		1.3 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(17,500)	$(1.83)		-	-
Balance, January 1, 2015	27,500	$12.92		1.3 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(22,500)	$(2.62)		-	-
Balance, March 31, 2015	5,000	$10.30		1.3 years	$-

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

Note 9. Related Party Transactions

The Company’s directors are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services.

The Company’s board of directors and officers directly or beneficially own 5,976,375 shares of common stock as of March 31, 2015 or 5,981,375, if their options are exercised.

Note 10. Subsequent Events

As of May 7, 2015, the Company has sold additional subscriptions subsequent to March 31, 2015 for 672,222 shares of common stock as part of a continuing private placement of common stock in the amount of $121,000. The proceeds of the money received were used to fund working capital requirements. These shares will be issued in May 2015 in conjunction with the issuance of 1,622,222 shares of common stock subscribed to prior to March 31, 2015 (see Note 5. Preferred Stock and Common Stock)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Annual Report on Form 10-K. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

Overview

Banyan is a shell company without significant operations or sources of revenues other than its investments. Our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America, but we cannot guarantee we will complete an acquisition in any of these industries. Accordingly, we may explore potential acquisitions in other industries as well.

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

On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time. Because members of the new management team had experience with the railroad industry, we began investigating acquisitions of companies in the rail industry. In the spring of 2009, we entered negotiations with the owners of Wood Energy to acquire the company. As a result of the acquisition of Wood Energy, we were no longer a shell company. On January 4, 2010, we changed our name to Banyan Rail Services Inc. to reflect our new business. As a result of the January 2013 bankruptcy and liquidation of Wood Energy, Banyan is now a shell Company seeking to acquire an operating entity.

Recent Events

Common Stock

In January 2015, the Company completed the issuance of:

•	1,807,408 shares of common stock (“Shares”) to Banyan Rail Holdings, LLC for $0.18 a share in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the president of Banyan Rail Holdings, LLC and a significant owner of the Company. The proceeds of the sale were used to fund working capital requirements.

•	2,777,778 Shares to Marino Family Holdings, LLC for $0.18 a share or $500,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Gary O. Marino, the Company’s chairman, is the manager of Marino Family Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the Shares were used for working capital purposes.

•	138,889 Shares to Jon Ryan for $0.18 a share, or $25,000 in total. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. Mr. Ryan is the Company’s Chief Executive Officer, President and Chief Financial Officer.

•	138,889 shares of common stock to Coalbrookdale Partners for $0.18 a share as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. The proceeds of the money received were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners.

As of March 31, 2015, the Company sold 1,622,222 shares of common stock in the amount of $292,000. The proceeds were used to fund working capital requirements. The shares will be issued in May 2015.

As of May 7, 2015, the Company sold an additional 672,222 shares of common stock as part of a continuing private placement of common stock in the amount of $121,000. The proceeds were used to fund working capital requirements. The shares will be issued in May 2015.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the three months ended March 31, 2015, there were no significant changes to the critical accounting policies.

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

Cash Equivalents

The Company considers all bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2015 or December 31, 2014.

Fair Value of Financial Instruments

Recorded financial instruments at March 31, 2015 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,		Variance
	2015	2014	$	%

General & administrative expenses	$132,679	$115,705	$16,974	14.7%
Loss from operations	(132,679)	(115,705)	(16,974)	14.7%
Interest expense	-	(53,875)	53,875	-100.0%
Net loss	$(132,679)	$(169,580)	$36,901	-21.8%

General and administrative expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

For the three months ended March 31, 2015, costs increased $16,974 or 14.7% compared to the three months ended March 31, 2014.

The overall increase in general and administrative costs is primarily due to:

•	An increase in professional fees of approximately $32,000 due to the Company obtaining a fairness opinion from an independent investment banking firm in connection with its equity transactions,
•	Offset by decrease in travel costs of approximately $9,000, and
•	A decrease in insurance costs of approximately $7,000.

Interest expense

Interest expense for the three months ended March 31, 2015 decreased by $53,875 compared to the three months ended March 31, 2014. The decrease is the result of the Company converting its prior interest bearing obligations into equity in 2014.

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

Net Loss

Net loss attributable to common stockholders was $0.03 per share for the three months ended March 31, 2015 as compared to net loss of $0.27 per share March 31, 2014. The change was primarily the result of a decrease in interest expense of $53,875 and dividends of $98,930, which were offset by an increase in general and administrative costs of $16,974 and an increase in the number of shares outstanding.

Financial Condition and Liquidity

Our cash balance at March 31, 2015 and 2014 was $515,943 and $1,804, respectively.

The following is a summary of our cash flow activity:

	Three months Ended March 31,
	2015	2014
Net cash used in operating activities	$(178,458)	$(75,320)
Net cash from financing activities	$292,000	$50,000

Net cash used in operating activities

For the three months ended March 31, 2015, cash used in operating activities was $178,458. The primary use of cash was to fund the normal operating activities of the Company.

Net cash provided by financing activities

For the three months ended March 31, 2015, net cash provided by financing activities was $292,000, which was provided by the sale of common stock.

At March 31, 2015, the Company had net working capital of $255,809 as compared to net working capital of $93,183 at December 31, 2014. The increase in working capital is the result of sale of common stock in 2015. The Company recognizes that as a result of the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

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

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, the Company completed the issuance of:

•	138,889 shares of common stock to Coalbrookdale Partners for $0.18 a share as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The Company obtained an opinion of an independent investment banking firm that the price of $0.18 a share is fair to the Company. The proceeds of the money received were used to fund working capital requirements. Donald Denbo, a Director of the Company, is a partner in Coalbrookdale Partners.

As of May 7, 2015, the Company sold 2,294,444 shares of common stock as part of a private placement of common stock in the amount of $413,000. The proceeds of the money received were used to fund working capital requirements. The shares will be issued in May 2015.

The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act.

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

Banyan Rail Services Inc.

Date: May 13, 2015	/s/ Jon Ryan
Jon Ryan,
President, CEO and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 17 of 17