Form 10-Q
period 2015-09-30
Banyan Rail Services Inc.
filed 2015-11-06
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324-A, Boca Raton, Florida 33431
(Address of principal executive offices)

561-988-8480
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,242,379 shares of common stock, $0.01 par value per share, as of November 1, 2015.

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$458,392	$402,401
Prepaid insurance	8,011	-
Total current assets	466,403	402,401

Total assets	$466,403	$402,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,445	$33,895
Accrued payroll	5,661	20,869
Accrued professional fees	19,495	14,706
Accrued expenses	1,320	-
Advances - related parties	-	30,481
Accrued dividends	228,587	209,267
Total current liabilities	287,508	309,218

Total liabilities	287,508	309,218

Commitments and contingencies	-	-

Stockholders' equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and 10,375 issued	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized. 10,242,379 and 1,563,424 issued as of September 30, 2015 and December 31, 2014, respectively	102,424	15,633
Accrued common stock payable	-	11,427,963
Additional paid-in capital	109,666,081	97,273,708
Accumulated deficit	(109,519,025)	(108,553,536)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' equity	178,895	93,183
Total liabilities and stockholders' equity	$466,403	$402,401

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014

General & administrative expenses	$965,489	$298,379	$675,008	$60,479
Loss from operations	(965,489)	(298,379)	(675,008)	(60,479)
Interest expense	-	(159,250)	-	(7,667)
Net loss	$(965,489)	$(457,629)	$(675,008)	$(68,146)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(77,820)	(374,634)	(25,945)	(124,875)
Total dividends for the benefit of preferred stockholders	(77,820)	(374,634)	(25,945)	(124,875)
Net loss attributable to common stockholders	$(1,043,309)	$(832,263)	$(700,953)	$(193,021)

Weighted average number of common shares outstanding:
Basic and diluted	7,460,497	1,106,732	9,755,352	1,106,732

Net loss per common share from continuing operations, basic and diluted	$(0.13)	$(0.41)	$(0.07)	$(0.06)
Net loss per common share, basic and diluted	$(0.13)	$(0.41)	$(0.07)	$(0.06)
Net loss attributable to common shareholders per share	$(0.14)	$(0.75)	$(0.07)	$(0.17)

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(965,489)	$(457,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	555,520	(2,619)
Stock in lieu of cash interest	-	140,250
Changes in assets and liabilities, net of effects of discontinued operations:
(Increase) decrease in prepaid expenses and other current assets	(8,011)	10,905
(Decrease) increase in accounts payable and accrued expenses	(41,029)	132,550
Net cash used in operating activities	(459,009)	(171,305)

Cash flows from financing activities:
Proceeds from sale of common stock	515,000	-
Proceeds on demand loan - related party	-	150,000
Net cash from financing activities	515,000	150,000

Net increase (decrease) in cash	55,991	(21,305)
Cash, beginning of period	402,401	27,124
Cash, end of period	$458,392	$5,819

Supplemental disclosure of cash flow information:
Non cash financing activities:
Preferred stock dividend in excess of payments	$77,820	$374,634
Issuance of common shares in lieu of cash dividends payable	$58,500	$573,565
Issuance of shares in settlement of loans and advances payable	$11,427,963	$-
Issuance of shares in lieu of cash interest	$-	$302,550

See Notes to Condensed Consolidated Financial Statements.

Banyan Rail Services Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Periods Ended September 30, 2015 and December 31, 2014

(Unaudited)

	Common Stock			Preferred Stock				Treasury Stock
			Common Stock	Shares		Additional Paid	Accumulated
	Shares Issued	Amount	Payable	Issued	Amount	in Capital	Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2013	1,036,945	$10,369	$162,300	49,950	$2,548,017	$94,252,890	$(97,465,476)	5,655	$(70,689)	$(562,589)

Issuance of common stock	526,479	5,264	(162,300)	(39,575)	(2,547,913)	(3,211,793)				(5,916,742)
Common stock payable			11,427,963							11,427,963
Stock compensation expense						6,633,175				6,633,175
Net loss for the year ended December 31, 2014							(11,088,060)			(11,088,060)
Preferred stock dividends						(400,564)				(400,564)

Stockholders’ equity December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	104	$97,273,708	$(108,553,536)	5,655	(70,689)	$93,183

Issuance of common stock	7,782,955	77,831	(11,427,963)			11,923,633				573,501
Stock compensation expense	896,000	8,960				546,560				555,520
Net loss for the nine months ended September 30, 2015							(965,489)			(965,489)
Preferred stock dividends						(77,820)				(77,820)

Stockholders’ equity September 30, 2015	10,242,379	$102,424	$0	10,375	$104	$109,666,081	$(109,519,025)	5,655	$(70,689)	$178,895

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

Cash Equivalents

The Company considers all bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2015 or December 31, 2014. From time to time our cash deposits exceed federally insured limits.

Fair Value of Financial Instruments

Recorded financial instruments as of September 30, 2015 consist of cash, accounts payable, prepaid insurance expense and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4. Liquidity

At and for the period ended September 30, 2015, the Company had a net working capital of $178,895 and incurred negative cash flows from operating activities of $459,009. The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements, additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth may be impeded. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current Banyan shareholders will be diluted.

Note 5. Preferred Stock and Common Stock

Preferred stock dividends for Series A Preferred stock are accrued for the semi-annual periods ending June 30 and December 31. For the nine months ended September 30, 2015 dividends in the amount of $77,820 were accrued. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. In January and September of 2015, we issued 47,959 and 10,921 shares of common stock in lieu of $29,250 of cash dividends for dividends accrued through June 30, 2015 and December 31, 2014, respectively. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

Also on July 7, 2015, the Company issued 125,000 Shares for $0.18 a share to an accredited investor, pursuant to a private placement for $22,500. The Company intends to use the proceeds from the private placement for general working capital purposes.

On September 18, 2015, pursuant to subscription agreements, the Company issued an aggregate of 441,667 shares of Common Stock (“Shares”) for $0.18 a share, or $79,500 total, to accredited investors in a private placement (“Private Placement”). The Company intends to use the proceeds from the Private Placement for general working capital purposes.

As of September 30, 2015, directors owned 6,872,375 shares of Common stock or 67.1% of all outstanding common shares.

Note 6. Income Taxes

For the nine months ended September 30, 2015 and 2014, the Company recorded an income tax provision of $0. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 7. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 103,750 and 533,097 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at September 30, 2015 and 2014, respectively, as their inclusion would be anti-dilutive. In addition, the Company excluded 5,000 stock options as of September 30, 2015 as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2014	45,000	14.75		1 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(17,500)	$(1.83)		-	-
Balance, January 1, 2015	27,500	$12.92		1 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(22,500)	$(2.62)		-	-
Balance, September 30, 2015	5,000	$10.30		1 years	$-

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

Note 9. Related Party Transactions

The Company’s directors are currently not receiving cash compensation for their services.

On July 7, 2015, the Company issued an aggregate of 896,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman and Gary O. Marino as compensation for services as a director. The Company recorded compensation expense in the amount (included in general and administrative on the Condensed Consolidated Statement of Operations) of $555,520 for the value of their services as of September 30, 2015.

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

Also on June 1, 2015, the Company entered into a support agreement (the “Support Agreement”) with BEP. The Support Agreement is effective as of January 1, 2015 and provides for corporate support services. The Support Agreement is for a month-to-month term and will terminate upon the Company’s payment of a success fee, should the Company acquire more than 50% of the assets or capital stock of any company (an “Acquisition”) during the term of the Support Agreement or within the one year period following the termination of the Support Agreement. Within five days of the closing of any potential Acquisition, Banyan will pay to BEP 2% of the cash purchase price paid by the Company to the seller(s) for the Acquisition.

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Gary O. Marino and directors Don Denbo and Paul Dennis also hold membership interests in BEP.

The Company’s board of directors and officers directly or beneficially own 6,872,375 shares of common stock as of September 30, 2015 or 6,877,375, if their options are exercised.

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

On July 7, 2015, the Company issued an aggregate of 896,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman and Gary O. Marino as compensation for services as directors. The Company recorded compensation expense in the amount (included in general and administrative on the Condensed Consolidated Statement of Operations) of $555,520 for the value of their services as of September 30, 2015. The compensation expense is based on the $0.62 a share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance. However, the Company used a per share price of $0.18 in calculating the number of shares to issue to the board members due to: (i) the thinly traded nature of the Company’s stock; (ii) the shares being unregistered and subject to Rule 144 resale restrictions; and (iii) a fairness opinion supporting the $0.18 price used in connection with the Company’s contemporaneous capital raise.

On September 18, 2015, pursuant to subscription agreements, the Company issued an aggregate of 441,667 shares of Common Stock (“Shares”) for $0.18 a share, or $79,500 total, to accredited investors in a private placement (“Private Placement”). The Company intends to use the proceeds from the Private Placement for general working capital purposes.

Also on September 18, 2015, the Company issued 47,959 Shares to nine holders of Series A Preferred Stock for $0.61 a share. The Shares were issued in lieu of $29,250 in cash dividends accrued on the Preferred Shares for the June 30, 2015 dividend date. The per Share price is valued at the average closing price of the Company’s stock for the ten trading days prior to the dividend date.

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

Also on June 1, 2015, the Company entered into a support agreement (the “Support Agreement”) with BEP. The Support Agreement is effective as of January 1, 2015 and provides for corporate support services. The Support Agreement is for a month-to-month term and will terminate upon the Company’s payment of a success fee, should the Company acquire more than 50% of the assets or capital stock of any company (the “Acquisition”) during the term of the Support Agreement or within the one year period following the termination of the Support Agreement. Within five days of the closing of any potential Acquisition, Banyan will pay to BEP 2% of the cash purchase price paid by the Company to the seller(s) for the Acquisition.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the nine months ended September 30, 2015, there were no significant changes to the critical accounting policies.

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

Cash Equivalents

The Company considers all bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2015 or December 31, 2014.

Fair Value of Financial Instruments

Recorded financial instruments at September 30, 2015 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2015 and 2014:

	Nine months ended				Three months ended
	September 30,		Variance		September 30,		Variance
	2015	2014	$	%	2015	2014	$	%

General & administrative expenses	$965,489	$298,379	$(667,110)	-223.6%	$675,008	$60,479	$(614,529)	-1016.1%
Loss from operations	(965,489)	(298,379)	667,110	223.6%	(675,008)	(60,479)	614,529	-1016.1%
Interest expense	-	(159,250)	(159,250)	100.0%	-	(7,667)	(7,667)	100.0%
Net loss	$(965,489)	$(457,629)	$(507,860)	111.0%	$(675,008)	$(68,146)	$(606,862)	890.5%

General and Administrative Expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

The overall increase in general and administrative costs of $667,110 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to:

•	An increase in payroll expenses of approximately $584,000, primarily the result stock based compensation to directors,
•	An increase in professional fees of approximately $53,000, primarily the result of the Company obtaining a fairness opinion from an independent investment banking firm in connection with its equity transactions,
•	An increase in office expense of approximately $43,000 due to the Company entering into a monthly lease with Boca Equity Partners,
•	An increase in stock transfer agent fees of approximately $14,000 due to the increased number of stock issuances related to the ongoing private placement,
•	An increase in printing expense of approximately $4,000 due to the Company’s public filings activity related to a private placement,
•	Offset by a decrease in insurance costs of approximately $26,000, and
•	Offset by decrease in travel costs of approximately $4,000.

The overall increase in general and administrative costs of $614,529 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily due to:

•	An increase in payroll expenses of approximately $587,000, primarily the result stock based compensation to directors,
•	An increase in office expense of approximately $14,000 due to the Company entering into a monthly lease with Boca Equity Partners,
•	An increase in professional fees of approximately $19,000,
•	An increase in legal expense of approximately $4,000, and offset by
•	A decrease in insurance costs of approximately $11,000.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 decreased by $7,667 and $159,250 compared to the three and nine months ended September 30, 2014, respectively. The decrease is the result of the Company converting its prior interest bearing obligations into equity in 2014.

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

Net Loss

Net loss attributable to common stockholders was $0.07 per share for the three months ended September 30, 2015 as compared to net loss of $0.06 per share at September 30, 2014. The change was primarily the result of (1) an increase in general and administrative costs of $614,529, which was primarily the result of an increase in stock based compensation of $555,520; (2) offset by a decrease in interest expense of $7,667 and dividends of $98,930; and (3) an increase in the number of shares outstanding.

Net loss attributable to common stockholders was $0.13 per share for the nine months ended September 30, 2015 as compared to net loss of $0.41 per share at September 30, 2014. The change was primarily the result of an increase in general and administrative costs of $667,110, which was primarily the result of an increase in stock based compensation of $555,520; and offset by a decrease in interest expense of $159,250 and dividends of $296,814 and an increase in the number of shares outstanding.

Financial Condition and Liquidity

Our cash balance at September 30, 2015 and 2014 was $458,392 and $5,819, respectively.

The following is a summary of our cash flow activity:

	Nine months Ended
	September 30,
	2015	2014
Net cash used in operating activities	$(459,009)	$(171,305)
Net cash from financing activities	$515,000	$150,000

Net cash used in operating activities

For the nine months ended September 30, 2015, cash used in operating activities was $459,009. The primary use of cash was to fund the normal operating activities of the Company.

Net cash provided by financing activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $515,000, which was provided by the sale of common stock.

At September 30, 2015, the Company had net working capital of $178,895 as compared to net working capital of $93,183 at December 31, 2014. The increase in working capital is the result of sale of common stock in 2015. The Company recognizes that as a result of the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

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

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. Further, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Banyan Rail Services Inc.

Date: November 6, 2015	/s/ Jon Ryan
Jon Ryan,
President, CEO and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 17 of 17