Form 10-K
period 2015-12-31
Banyan Rail Services Inc.
filed 2016-03-22
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer ☐                                                           Accelerated Filer ☐

Non-accelerated filer ☐                                                               Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,790,996 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  10,317,379 shares of common stock, $0.01 par value per share, as of March 15, 2016.

PART I

As used in this report, all references to “Banyan,” the “Company,” “we,” “our” and “us” refer to Banyan Rail Services Inc. (formerly B.H.I.T. Inc.).

Forward Looking Statements

This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	successfully financing and completing the acquisition of the business of International Thermocast Corporation;
•	successfully raising capital to fund our operations;
•	successfully finding additional operating entities to acquire;
•	complying with SEC regulations and filing requirements applicable to us as a public company; and
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

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

Item 1.     Business.

Overview

Banyan is a shell company without significant operations. Our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America, but we cannot guarantee we will complete an acquisition in any of these industries. Accordingly, we may explore potential acquisitions in other industries as well.

In February 2016, we entered into an agreement to acquire the business of International Thermocast Corporation, a manufacturer and distributor of composite kitchen and bath sinks and accessories including cast acrylic and granite sinks, cultured and synthetic marble vanity tops and other related goods and services. For more information concerning the acquisition, please see Note 10, Subsequent Events, to our Financial Statements in this Annual Report.

Our History

The Company was originally organized under the laws of the Commonwealth of Massachusetts in 1985, for the purpose of investing in mortgage loans. The Company was reorganized as a Delaware corporation in 1987. From 1989 to 1992 the Company experienced severe losses as a result of a decline in real estate values and the resulting defaults on the mortgages it held. In 1998, the Company changed its name to B.H.I.T. Inc., and again changed its name to Banyan Rail Services Inc. in 2010. From 2009 to 2012, the Company operated and experienced severe losses from an operating subsidiary in the rail services sector and is now a shell company.

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

Banyan is a shell company without significant operations. Without revenue we are currently dependent upon loans and equity infusions from affiliates to meet our cash needs. Although we have entered into an agreement to purchase the business of International Thermocast Corporation, we cannot guaranty the acquisition will be completed successfully. Our ability to continue on an on-going basis is dependent upon, among other things, raising capital and identifying an operating business to acquire, among other factors, many of which are beyond our control.

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

We face a variety of risks associated with acquiring and integrating new business operations.  The growth and success of our business will depend on our ability to identify, acquire and operate new assets or businesses. We may compete with companies that have significantly greater resources than we do for potential acquisition candidates.  We cannot provide assurance that we will be able to:

•	identify suitable acquisition candidates or opportunities,
•	acquire assets or business operations on commercially acceptable terms,
•	obtain financing necessary to complete an acquisition on reasonable terms or at all,
•	satisfy the terms and conditions of any state or federal regulatory approvals required for acquisition,
•	manage effectively the operations of acquired businesses, or
•	achieve our operating and growth strategies with respect to the acquired assets or businesses.

Businesses that we acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on our business, financial condition, and operating results.

Certain employees and directors own a significant interest in Banyan.

Certain directors and officers control 66.6% of our outstanding common shares (66.0% if they exercised their options). Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices.

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

Our ability to make scheduled dividend payments on our preferred stock will depend primarily on our ability to successfully find an operating entity to acquire, as well as the future performance of that entity. All of which to a certain extent is subject to economic, financial, competitive and other factors beyond our control.  We have been unable to make payments on our outstanding preferred stock and many of our preferred shareholders have agreed to accept common stock in lieu of cash dividends. There can be no assurance that our business plan will generate sufficient cash flow to pay mandatory preferred stock dividends or meet our other cash needs.

Risks Relating to Our Shares

Directors’ options and outstanding convertible preferred stock may depress the price of our common stock.

As a result of the private placements including issuances of preferred stock in 2012 and prior years, there are shares of outstanding preferred stock which can be converted into as many as 103,750 shares of our common stock for $12.50 per share.  In addition, as of December 31, 2015, we have issued options to purchase 5,000 shares to our directors as compensation for serving on the board at prices ranging from $10.30 a share. If the directors’ options are exercised or the shares of preferred stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of preferred stock or the exercise of options could depress the price of our stock if there isn’t enough demand for the shares in the market. Even if the shares of preferred stock are not converted, the large number of shares issuable upon conversion of the preferred stock could cause an overhang on the market.

If you invest in Banyan, you may experience substantial dilution and the market price of our shares may decrease.

In the event we identify and obtain an operating entity, there may be a dilutive effect on the holders of our securities. In addition, as part of our recruitment process and in connection with our efforts to attract and retain employees and directors, we may offer stock options, restricted stock shares or other types of equity-based incentives to its future employees and directors. The Company’s issuance of equity-based incentives to new hires, senior management and directors, may cause you significant dilution as a result of such issuances. Although shares of common stock issued in conjunction with private placements and to be issued upon conversion of our preferred stock will be “restricted” securities under the Securities Act of 1933 prior to any registration statement being filed and being declared effective by the SEC, they may nonetheless be sold prior to that time in reliance on registration exemptions contained in Rule 144 of the Securities Act, subject to certain resale restrictions imposed by Rule 144.  Such issuances and sales may also depress the market price of our shares.

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

As of December 31, 2015, we have 10,375 shares of preferred stock outstanding of the 49,950 shares of stock that were previously issued. Pursuant to our certificate of incorporation, our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the preferred stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our preferred stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock. In December 2012, the Company extended an offer to preferred shareholders to receive payment of dividends in the form of common stock in lieu of cash. On September 30, 2014, we converted 39,575 shares of preferred stock as part of that offer. As of December 31, 2015, 56.3% or approximately $103,750 of the annual dividend due to preferred shareholders is paid in common stock; the balance will remain accrued until such time as the Company has sufficient cash from operations to issue cash payment. We do not anticipate paying cash dividends on our common stock in the foreseeable future. As the Company issues payment of these dividends in common stock, your ownership percentage in Banyan is diluted.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTCQB under the symbol “BARA.” The last reported sale price on March 10, 2016 was $0.85 per share. The following table lists the high and low closing sale prices of our stock during 2015 and 2014 as reported on OTCQB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended December 31,
	2015		2014
	High	Low	High	Low
Fourth Quarter	$1.05	$0.55	$6.25	$2.35
Third Quarter	$0.75	$0.40	$10.02	$5.00
Second Quarter	$1.50	$0.60	$10.90	$5.05
First Quarter	$2.70	$1.16	$10.00	$5.50

There were approximately 1,500 stockholders of record of Banyan’s common stock as of March 8, 2016. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

Common Stock

As of December 31, 2015, our certificate of incorporation authorized us to issue 50.0 million shares of common stock, par value $0.01 per share. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors. Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions. Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts, preferred stock and other liabilities.

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

Stock Options

In 2015, no compensatory stock options were issued.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Overview

Banyan is a shell company without significant operations. Our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America, but we cannot guarantee we will complete an acquisition in any of these industries. Accordingly, we may explore potential acquisitions in other industries as well.

In February 2016, we entered into an agreement to acquire the business of International Thermocast Corporation, a manufacturer and distributor of composite kitchen and bath sinks and accessories including cast acrylic and granite sinks, cultured and synthetic marble vanity tops and other related goods and services. For more information concerning the acquisition, please see Note 10, Subsequent Events, to our Financial Statements in this Annual Report.

Our History

The Company was originally organized under the laws of the Commonwealth of Massachusetts in 1985, for the purpose of investing in mortgage loans. The Company was reorganized as a Delaware corporation in 1987. From 1989 to 1992 the Company experienced severe losses as a result of a decline in real estate values and the resulting defaults on the mortgages it held. In 1998, the Company changed its name to B.H.I.T. Inc., and again changed its name to Banyan Rail Services Inc. in 2010. From 2009 to 2012, the Company operated and experienced severe losses from an operating subsidiary in the rail services sector and is now a shell company.

The Company’s ability to continue on a going-concern basis is dependent upon, among other things, closing the Thermocast acquisition, raising capital, implementation of a reorganization plan and finding additional operating business to acquire, and other factors, many of which are beyond our control.

The Company is actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America, and intends to keep its statutory filings current during the process.

Recent Events

Common Stock Issuances

On December 3, 2015, the Company issued 75,000 shares of common stock (“Shares”) to six accredited investors for $0.18 per share or $13,500 in total. The proceeds from the sale of the Shares were used for working capital purposes.

Increase in Authorized Shares

In February 2015, the Company effectuated an amendment to our certificate of incorporation to increase the authorized shares of common stock from 7.5 million to 50.0 million by amending Article Third of our certificate of incorporation.

Financing Agreements

Preferred stock dividends for Series A are accrued for the year ended December 31, 2015 in the amount of $103,750. During 2012, due to the lack of cash flow, the Company offered to settle the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. As part of this offer, in February 2016, the Company issued 29,856 shares of common stock in lieu of $29,250 of the dividends accrued at year end.

Critical Accounting Policies and Estimates

The following discussion and analysis of our results of operations and financial condition is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. If these estimates differ materially from actual results, the impact on our financial statements may be material.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the year ended December 31, 2015, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at December 31, 2015 consist of cash and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results of Operations

The following table summarizes our results for the years ended December 31, 2015 and 2014:

	Years ended December 31,		Variance
	2015	2014	$	%

General & administrative expenses	$1,104,478	$7,000,404	$(5,895,926)	-84.2%
Loss from operations	(1,104,478)	(7,000,404)	(5,895,926)	-84.2%
Interest expense	-	(4,087,656)	(4,087,656)	-100.0%
Net loss	$(1,104,478)	$(11,088,060)	$(9,983,582)	-90.0%

General and Administrative Expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company, amortization of identifiable intangible assets and other costs. The table below summarizes the general and administrative expenses for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
			Variance
	2015	2014	$	%

Compensation costs	$761,700	$6,782,762	$(6,021,062)	-89%
Public company costs	68,500	29,413	39,087	133%
Accounting Fees	60,659	51,500	9,159	18%
Legal Fees	96,077	45,362	50,715	112%
Other costs	20,994	22,831	(1,837)	-8%
Office Expense	58,465	1,008	57,457	5700%
Insurance	38,083	67,528	$(29,445)	-44%
Consolidated general and administrative	$1,104,478	$7,000,404	$(5,895,926)	-84%

General and administrative expenses for the year ended December 31, 2015 were $1,104,478 as compared to $7,000,404 for the year ended December 31, 2014. The primary reason for the decrease was a decrease in compensation costs of $6,021,062 due to an accounting charge of approximately $6,630,000 which related to the sale of common stock in a private placement in 2014 which was offset by director stock compensation of approximately $555,000. The decrease in compensation expense was partially offset by an increase in public company costs of $39,087, accounting fees of $9,159 and legal fees of $50,715 due to the Company’s acquisition activity in 2015 as compared to 2014. These costs were offset by a decrease in insurance of $29,445.

Interest expense

Interest expense was $0 and $4,087,656 for the years ended December 31, 2015 and 2014, respectively. The 2014 amounts were the result of discount interest paid to Banyan Holdings on demand notes the Company entered into for $165,583 and a discount of $3,922,073 related to the sale of common stock in a private placement.

Income tax expense

Income tax expense was $0 for the years ended December 31, 2015 and 2014, respectively, due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

A valuation allowance offsets net deferred tax assets for which future realization is considered to be less likely than not. A valuation allowance is evaluated by considering all positive and negative evidence about whether the deferred tax assets will be realized. At the time of evaluation, the allowance can be either increased or reduced. A reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

The Company’s net deferred tax assets before valuation allowance as of December 31, 2015 and 2014, was $2,536,507 and $2,277,318, respectively, most of which relates to net operating losses that expire from 2019 to 2035. The Company recorded an operating loss for the year and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net loss attributable to common stockholders

Net loss attributable to common shareholders was ($0.14) per share for the year ended December 31, 2015 as compared to ($8.30) per share for the year ended December 31, 2014. The difference of ($8.16) per common share is primarily the result of an accounting charge of $10,552,629 or $7.90 per share to reflect the difference between the offering price and the quoted market price on a private placement of common stock in 2014 and a reduction in preferred stock dividends of approximately $300,000 or $0.22 per share, which was offset by the accounting charge for stock compensation to certain directors of approximately $555,000 or $0.42 per share in 2015.

Financial Condition and Liquidity

Our cash balances at December 31, 2015 and 2014 were $327,382 and $402,401, respectively. The following is a summary of our cash flow activity for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Net cash used in operating activities	$(603,519)	$(299,723)
Net cash provided by financing activities	$528,500	$675,000

Net cash used in operating activities

For the year ended December 31, 2015, our net loss of ($1,104,478) adjusted for non-cash expenses and benefits was ($548,958). This was offset by a decrease in accounts payable and accrued expenses of $45,809 and an increase in other prepaid insurance which used cash of $8,752.

For the year ended December 31, 2014, our net loss of ($11,088,060) adjusted for non-cash expenses and benefits was ($467,925). This was offset by an increase in accounts payable and accrued expenses which provided cash of $56,602 and a decrease in prepaid insurance which provided cash of $10,904.

At December 31, 2015, the Company had a net working capital of $27,476 as compared to a net working capital of $93,183 at December 31, 2014. The change in net working capital is primarily the result of an equity raise during of the year ended December 31, 2015 in the amount of $528,500 offset by normal operations. The Company recognizes that, due to the lack of operations and cash flow, it will have to rely upon future capital contributions from investors to generate cash flow for the foreseeable future.

Net cash provided by financing activities

During 2015, the Company issued 2,936,111 shares of common stock to accredited investors for $528,500. The proceeds of the advances were used to fund working capital requirements.

Preferred stock dividends for Series A are accrued for the year ended December 31, 2015 in the amount of $103,750. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash.

On September 30, 2014, the Company completed an offering to its preferred stockholders to convert its outstanding Preferred Stock into common stock, in addition to its accrued and outstanding preferred stock dividends into common shares. As a result of the two offerings the Company paid $573,564 of dividends in common stock in 2014.

New Accounting Pronouncements

Not applicable.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2015 and 2014.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Financial Statements and Supplementary Data.

Our financial statements for the years ended December 31, 2015 and 2014 follow this annual report, beginning on page 30.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles defined in the Exchange Act.

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

At the end of December 31, 2015, we carried out evaluations of our effectiveness of internal control over financial reporting under the direction of our Chief Executive Officer and Chief Financial Officer. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2015, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are:

Gary O. Marino, age 71, joined our board in January 2007, was appointed chairman in January 2008 and also served as our chief executive officer from November 2008 until he stepped down in October 2013. Mr. Marino served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, from 2005 until 2012, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his broad experience as an entrepreneur and CEO.

Paul S. Dennis, age 77, joined the board in January 2007 and was appointed interim chief financial officer in February 2007 and interim chief executive officer in April 2008. Mr. Dennis stepped down as interim CEO and CFO in November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Donald D. Redfearn, age 63, joined the board in January 2012. Mr. Redfearn was appointed our chief executive officer in October 2013, a position he held until December 2014. In addition he served as our president from May 2011 until October 2013. Mr. Redfearn has been the owner of Redfearn Enterprises, LLC, a real estate holding company, since 2007. From 2004 to 2007, he served as president of RailAmerica, Inc., a railroad holding company which was traded on the NYSE, and from 1989 to 2004 he served as executive vice president of RailAmerica. He also served as a director of RailAmerica since its inception in 1986 through 2007. Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University. Active in local charities, Mr. Redfearn is a member of the United Way Leadership Circle. We believe Mr. Redfearn is highly qualified to serve as a director due to his experience as an entrepreneur and in management of a publicly traded company.

Jon Ryan, age 44, serves as and was appointed as our chief financial officer in May 2011. In addition, Mr. Ryan joined the board and was appointed as our president in October 2013 and as chief executive officer in December 2014. He has over 16 years of large accounting firm experience, including as a Senior Assurance Manager at both Ernst & Young in Fort Lauderdale, Florida, and Smoak, Davis & Nixon LLP in Jacksonville, Florida. Most recently, he was corporate controller at the The Gazit Group, USA, a subsidiary of Gazit-Globe, one of the world’s leading multi-national real estate development and management companies. Mr. Ryan, a CPA, holds a Bachelor of Business Administration from the University of North Florida. We believe Mr. Ryan is highly qualified to serve as a director due to his extensive accounting experience.

Mark L. Friedman, age 68, joined the board in October 2013. Mr. Friedman has over 40 years of business experience. Since 1993 Mr. Friedman has been a private equity and venture capital investor, currently serving as the managing partner of Constellation Investment Partners LLC, which he co-founded in 2001. He has also served as a director and audit committee member of several publicly-traded companies. While practicing corporate finance law as a partner at the law firm Shea & Gould, a major international law firm based in New York, Mr. Friedman represented primarily investment banking firms including Bear Sterns, Alex Brown, Drexel Burnham and Goldman Sachs. He co-founded RCL Capital Partners in 1992, which purchased substantial equity positions in Allied Digital Technologies and Disc Graphics. In 1986, he served as counsel and one of five principal investors in a structured leveraged buyout of Checker Motors Corporation. Mr. Friedman received a B.A. in History in 1970 and a J.D. in 1973 from the University of Pennsylvania. We believe Mr. Friedman is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and attorney.

Donald S. Denbo, age 66, joined the board in October 2013. Mr. Denbo has over 40 years of business experience, and is a founding member of Commercial Insurance Associates, LLC (CIA), an independent insurance agency specializing in risk management for a diversified client base. His knowledge and practice is varied, as it encompasses his more than 30 years of success in the insurance industry. In addition, Mr. Denbo has been an owner of Denbo Metal Recovery and a director of Tennessee Valley Recycling LLC, Bancroft Technology Group, Jet Plex Associates, Shadow Bluff Development, Reid Hill and Greymont Kennels, LLC. Mr. Denbo’s education includes a B.S. and M.S. in Psychology from the University of Tennessee, studies at the Vanderbilt School of Medicine and a PhD in Economics from the London School of Economics. We believe Mr. Denbo is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur.

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

Code of Ethics

In March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Jon Ryan, 2255 Glades Road, Suite 324-A, Boca Raton, Florida 33431.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2014, Gary O. Marino, our Chairman, failed to timely file a Form 4 on two occasions reporting the acquisition of shares of common stock. Also in 2014, Paul S. Dennis, a member of our board, failed to timely file a Form 4 reporting the acquisition of shares of common stock. In 2015, Mr. Marino failed to timely file a Form 4 reporting the transfer of common stock previously held directly by Mr. Marino to an entity managed by him. Based solely on our review of copies of reports furnished to us, we believe all other Section 16(a) filing requirements were timely met in 2015. Copies of these filings are available on our website at www.banyanrail.net or the SEC’s website at www.sec.gov.

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

			Bonus
Name and Principal Position	Year	Salary ($)	($)	Total ($)
Jon Ryan	2015	$206,180	$-	$206,180
Chief Executive and Financial Officer,
Director	2014	142,522	25,000	167,522
Donald D. Redfearn*	2015	-	-	-
Chief Executive Officer (Former), Director	2014	-	-	-

(*) Mr. Redfearn did not receive compensation for service as our chief executive officer, a position he held from October 2013 until December 2014.

Outstanding Equity Awards at December 31, 2015

The following table summarizes information with respect to the stock options held by the executive officers and employees listed in our summary compensation table as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Jon Ryan	5,000	—	$10.30	06/26/2016	(1)

(1) Options vest in three annual installments which began July 26, 2012.

Director Compensation

On July 7, 2015, we issued an aggregate of 896,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman and Gary O. Marino as compensation for services as a director. The value of which is reflected in the table below.

				Option	All Other
			Bonus	Awards	Compensation
Name and Principal Position	Year	Salary ($)	($)	($)	($)	Total ($)
Gary O. Marino	2015	$-	$-	$-	$50,400	$50,400
Chairman	2014	-	-	-	-	-
Donald S. Denbo	2015	-	-	-	30,240	30,240
Director	2014	-	-	-	-	-
Paul S. Dennis	2015	-	-	-	50,400	50,400
Director	2014	-	-	-	-	-
Mark L. Friedman	2015	-	-	-	30,240	30,240
Director	2014	-	-	-	-	-

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors, executive officers and significant stockholders as of March 1, 2015.

Name and Address (1)	Common Stock	Stock Options (2)	Total	Percentage

Gary O. Marino (3)	5,789,725	-	5,789,725	56.1%

Paul S. Dennis (4)	446,920	-	446,920	4.3%
16330 Vintage Oaks Lane
Delray Beach, FL 33484

Donald D. Redfearn	2,000	-	2,000	-

Jon Ryan (5)	138,889	5,000	143,889	1.4%

Donald S. Denbo (6)	326,841	-	326,841	3.2%

Mark L. Friedman	168,000	-	168,000	1.6%

All directors, and executive officers as a
group	6,872,375	5,000	6,877,375	66.6%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned. Unless otherwise indicated, the address of each of the beneficial owners identified is 2255 Glades Road, Suite 324-A, Boca Raton, FL 33431.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	2,726,114 shares of common stock are held by Banyan Rail Holdings LLC. Gary O. Marino, the Company’s Chairman, is the President and a significant stockholder of Banyan Rail Holdings LLC. 3,057,778 shares of common stock are held by Marino Family Holdings, LLC. Mr. Marino is the manager of Marino Family Holdings, LLC.
(4)	166,920 shares of common stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(5)	5,000 options issued on July 26, 2011. The options vest in three equal annual installments beginning July 26, 2012 and expire July 26, 2016.
(6)	158,841 shares of common stock are held by Coalbrookdale Partners, for which Mr. Denbo is a partner.

Equity Compensation Plan Information

We have not issued any other options, warrants or rights in 2015 or 2014 under our Equity Compensation Plan. In 2015 and 2014, 10,000 and 17,400 options, respectively, expired for our directors. Our equity plans are summarized in the following table.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

On September 30, 2014, the Company completed an offering to its preferred stockholders to convert its outstanding preferred stock into common stock, in addition to its accrued and outstanding preferred stock dividends into common shares. As a result of this offering, the holders of substantially all of the preferred stock agreed to convert and the Company agreed to issue 442,145 shares of common stock in conjunction with this conversion. The shares were issued on November 18, 2014.

On December 29, 2014, the Company agreed to issue 1,807,408 shares of common stock to Banyan Rail Holdings, LLC (“Banyan Holdings”) in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. Gary O. Marino, the Company’s chairman, is the president of Banyan Holdings and a significant owner of the Company. The shares were issued in January 2015. The Company recorded a discount of $3,922,073 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as interest expense for the year ended December 31, 2014.

Also on December 29, 2014, the Company agreed to issue 2,777,778 Shares to Marino Family Holdings, LLC for $0.18 a share or $500,000 in total. Gary O. Marino, the Company’s chairman, is the manager of Marino Family Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the Shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the year ended December 31, 2014.

During January 2015, the Company issued 138,889 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The proceeds of the advances were used to fund working capital requirements. Donald S. Denbo, a Director of the Company, is a partner in Coalbrookdale Partners. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the year ended December 31, 2014.

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

Also on June 1, 2015, the Company entered into a support agreement (the “Support Agreement”) with BEP. The Support Agreement is effective as of January 1, 2015 and provides for corporate support services. The Support Agreement is for a month-to-month term and will terminate upon the Company’s payment of a success fee, should the Company acquire more than 50% of the assets or capital stock of any company during the term of the Support Agreement or within the one year period following the termination of the Support Agreement. Within five days of the closing of any potential acquisition, Banyan will pay to BEP 2% of the cash purchase price paid by the Company to the seller(s) for the acquisition. Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Gary O. Marino and directors Donald S. Denbo and Paul S. Dennis also hold membership interests in BEP.

Preferred stock dividends for Series A are accrued for the year ended December 31, 2015 in the amount of $103,750. During 2012, due to the lack of cash flow, the Company offered to settle the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. As part of this offer, in January 2016, the Company issued 29,856 shares of common stock in lieu of $29,250 of the dividends accrued at year end.

Director Independence

Our board has determined that three of our six directors, Paul S. Dennis, Donald S. Denbo and Mark L. Friedman, are “independent” as defined by NASDAQ Stock Market Listing Rule 5605(a) (2). Although we are not listed for trading on the NASDAQ stock market, we have selected the NASDAQ rules as an appropriate guideline for determining the independence of our board members.

Item 14.     Principal Accounting Fees and Services.

Daszkal Bolton LLP serves as our independent registered public accounting firm and was paid $53,109 and $44,800 for their audit and review of the financial statements and financial information contained in our filings for the years ended December 31, 2015 and 2014, respectively. Additionally, Daszkal Bolton LLP has been approved by the audit committee and paid $7,550 and $6,700 to perform certain tax services for the years ended December 31, 2015 and 2014, respectively.

Because of the size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Daszkal Bolton LLP. Our board believes the services provided by Daszkal Bolton LLP are compatible with maintaining our auditor’s independence.

Item 15.     Exhibits, Financial Statement Schedules.

(a)  Financial Statements

(b)  Exhibit Index.

3.1

Restated Certificate of Incorporation. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed April 15, 2010 is incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.

3.3	Certificate of Correction. Exhibit 3.1 to the Form 8-K filed March 14, 2011 is incorporated by reference herein.

3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.

3.5	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.

3.6	Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated July 5, 2011 is incorporated by reference herein.

3.7	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated April 11, 2012 is incorporated by reference herein.

3.8	Certificate of Amendment to Certificate of Incorporation of Banyan Rail Services Inc. Exhibit 3.8 to the Form 10-K dated March 25, 2015 is incorporated by reference herein.

3.9	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

10.1

Office Lease and Administrative Support Agreement, dated June 1, 2015, by and between Banyan Rail Services Inc. and Boca Equity Partners, LLC. Exhibit 10.1 to the Form 8-K dated June 5, 2015 is incorporated by reference herein.

10.2	Support Agreement, dated June 1, 2015, by and between Banyan Rail Services Inc. and Boca Equity Partners, LLC. Exhibit 10.2 to the Form 8-K dated June 5, 2015 is incorporated by reference herein.

10.3

Asset Purchase Agreement by and among Thermocast Acquisition Corp., Banyan Rail Services Inc., International Thermocast Corporation, The Dekor Corporation and Mark Anderson dated February 16, 2016, Exhibit 10.1 to the Form 8-K dated February 18, 2016 is incorporated by reference herein.

10.4

Real Estate Purchase Agreement by and among Anderson Investment Management Inc. and Thermocast Acquisition Corp. dated February 16, 2016, Exhibit 10.2 to the Form 8-K dated February 18, 2016 is incorporated by reference herein.

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Banyan Rail Services Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Rail Services Inc.

Date: March 22, 2016	/s/ Jon Ryan
By Jon Ryan,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2016	/s/ Jon Ryan
By Jon Ryan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: March 22, 2016	/s/ Gary O. Marino
By Gary O. Marino,
Chairman of the Board

Date: March 22, 2016	/s/ Donald D. Redfearn
By Donald D. Redfearn,
Director

Date: March 22, 2016	/s/ Jon Ryan
By Jon Ryan,
Chief Executive Officer, President, Chief Financial Officer and Director

Date: March 22, 2016	/s/ Paul S. Dennis
By Paul S. Dennis, Director

Date: March 22, 2016	/s/ Donald S. Denbo
By Donald Denbo, Director

Date: March 22, 2016	/s/ Mark L. Friedman
By Mark L. Friedman, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Banyan Rail Services, Inc.

Boca Raton, Florida

We have audited the accompanying balance sheets of Banyan Rail Services, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to experience recurring losses and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

March 22, 2016

Banyan Rail Services Inc.

Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$327,382	$402,401
Prepaid expenses	8,752	-
Total current assets	336,134	402,401

Total assets	$336,134	$402,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,304	$33,895
Accrued payroll	4,855	20,869
Accrued professional fees	6,982	14,706
Advances - related parties	-	30,481
Accrued dividends	254,517	209,267
Total liabilities	308,658	309,218

Commitments and contingencies	-	-

Stockholders' equity
Series A Preferred stock, $0.01 par value. 20,000 shares authorized and 10,375 shares issued at December 31, 2015 and 2014, respectively	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized. 10,317,379 and 1,563,424 issued as of December 31, 2015 and 2014, respectively	103,174	15,633
Accrued common stock payable	-	11,427,963
Additional paid-in capital	109,652,901	97,273,708
Accumulated deficit	(109,658,014)	(108,553,536)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' equity	27,476	93,183
Total liabilities and stockholders' equity	$336,134	$402,401

See Notes to Financial Statements

Banyan Rail Services Inc.

Statements of Operations

	Years ended December 31,
	2015	2014

General & administrative expenses	$1,104,478	$7,000,404
Loss from operations	(1,104,478)	(7,000,404)
Interest expense	-	(4,087,656)
Net loss	$(1,104,478)	$(11,088,060)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(103,750)	(400,564)
Total dividends for the benefit of preferred stockholders	(103,750)	(400,564)
Net loss attributable to common stockholders	$(1,208,228)	$(11,488,624)

Weighted average number of common shares outstanding:
Basic and diluted	8,167,642	1,335,128

Net loss per common share, basic and diluted	$(0.14)	$(8.30)
Net loss attributable to common shareholders per share	$(0.15)	$(8.60)

See Notes to Financial Statements.

Banyan Rail Services Inc.

Statements of Cash Flows

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,104,478)	$(11,088,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	555,520	6,633,175
Stock in lieu of cash interest	-	4,087,656
Changes in assets and liabilities, net of effects of discontinued operations:
(Increase) decrease in prepaid expenses and other current assets	(8,752)	10,904
(Decrease) increase in accounts payable and accrued expenses	(45,809)	56,602
Net cash used in operating activities	(603,519)	(299,723)

Cash flows from financing activities:
Proceeds from sale of common stock	528,500	650,000
Increase in common stock payable	-	25,000
Net cash provided by financing activities	528,500	675,000

Net (decrease) increase in cash	(75,019)	375,277
Cash, beginning of year	402,401	27,124
Cash, end of year	$327,382	$402,401

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$103,750	$400,564
Issuance of common shares in lieu of cash dividends payable	$58,500	$573,564
Issuance of shares in lieu of cash interest	$-	$4,249,956

See Notes to Financial Statements.

Banyan Rail Services Inc.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2015 and 2014

	Common Stock		Common	Preferred Stock		Additional		Treasury Stock
	Shares Issued	Amount	Stock Payable	Shares Issued	Amount	Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ deficit December 31, 2013	1,036,945	$10,369	$162,300	49,950	$2,548,017	$94,252,890	$(97,465,476)	5,655	$(70,689)	$(562,589)
Issuance of common stock	526,479	5,264	(162,300)	(39,575)	(2,547,913)	(3,211,793)				(5,916,742)
Common stock payable			11,427,963							11,427,963
Stock compensation expense						6,633,175				6,633,175
Net loss for the year ended December 31, 2014							(11,088,060)			(11,088,060)
Preferred stock dividends						(400,564)				(400,564)
Stockholders’ equity December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	$104	$97,273,708	$(108,553,536)	5,655	$(70,689)	$93,183

Issuance of common stock	7,857,955	78,581	(11,427,963)			11,936,383				587,001
Stock compensation expense	896,000	8,960				546,560				555,520
Net loss for the year ended December 31, 2015							(1,104,478)			(1,104,478)
Preferred stock dividends						(103,750)				(103,750)
Stockholders’ equity December 31, 2015	10,317,379	$103,174	$-	10,375	$104	$109,652,901	$(109,658,014)	5,655	$(70,689)	$27,476

See Notes to Financial Statements.

Notes to Financial Statements.

Note 1.  Nature of Operations

The Company was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company operated and experienced severe losses from an operating subsidiary in the rail services sector and is now a shell company.

In February 21016, we entered into an agreement to acquire the business of International Thermocast Corporation, a manufacturer and distributor of composite kitchen and bath sinks and accessories including cast acrylic and granite sinks, cultured and synthetic marble vanity tops and other related goods and services. For more information concerning the acquisition, please see Note 10, Subsequent Events, to our Financial Statements in this Annual Report.

The Company is actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America.

Liquidity and Going Concern (See Note 5) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, implementation of the reorganization plan and finding an operating business to acquire, and other factors, many of which are beyond our control.

Note 2.  Basis of Presentation

The accompanying financial statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

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

Fair Value of Financial Instruments

Recorded financial instruments as of December 31, 2015 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4.  Recently Issued Accounting Pronouncements

Not applicable.

Note 5. Liquidity and Going Concern

At and for the period ended December 31, 2015, the Company had a net working capital of $27,476. The Company incurred negative cash flows from operating activities of $603,519. The Company recognizes the need to raise additional funds in order to meet working capital requirements. We cannot be certain that we will be able to obtain financing on favorable terms or at all. If we are unable to raise needed capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of our current shareholders will be diluted.

In February 2016, we entered into an agreement to acquire the business of International Thermocast Corporation, a manufacturer and distributor of composite kitchen and bath sinks and accessories including cast acrylic and granite sinks, cultured and synthetic marble vanity tops and other related goods and services. For more information concerning the acquisition, please see Note 10, Subsequent Events, to our Financial Statements in this Annual Report.

Note 6. Preferred Stock and Common Stock

On September 30, 2014, the Company completed an offering to its preferred stockholders to convert its outstanding preferred stock into common stock, in addition to its accrued and outstanding preferred stock dividends, into common shares. As a result of this offering the holders of substantially all of the preferred stock agreed to convert and the Company agreed to issue 442,145 shares of common stock in conjunction with this conversion. The shares were issued on November 18, 2014.

Preferred stock dividends for Series A Preferred Stock are accrued for the year ended December 31, 2015 in the amount of $103,750. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. The total accrued but unpaid preferred stock dividends for Series A is $254,517 as of December 31, 2015.

As of December 31, 2015, Banyan Holdings owned 2,726,114 shares of Common stock.

Note 7.  Stock-Based Compensation

The Company has stock option agreements with its directors for serving on the Company’s board of directors and with certain officers and employees as part of their compensation. The option activity is as follows for the years ended December 31, 2015 and 2014:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2014	45,000	14.75		0.5 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(17,500)	$(1.83)		-	-
Balance, January 1, 2015	27,500	$12.92		0.5 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(22,500)	$(2.62)		-	-
Balance, December 31, 2015	5,000	$10.30		0.5 years	$-

Prior to June 30, 2010 the Company had not adopted a formal stock option plan. The number of options issued and the grant dates were determined at the discretion of the Company’s Board. Certain options vest at the date of grant and others vest over a one year period. The options are exercisable for periods not exceeding three to five years from the date of grant. On July 1, 2010, at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved.

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant.

The fair value of shares that vested was $2,619 for the year ended December 31, 2014.

As of December 31, 2015, all compensation costs related to awards has been recognized.

Note 8. Income Taxes

The provision for income taxes consists of the following components:

Years Ended December 31,
	2015	2014
Current	$-	$-
Deferred	-	-
	$-	$-

The components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2015	2014

Long-term deferred tax assets:
Stock compensation benefit	$219,778	$219,778
Net operating loss carryforward	2,316,729	2,057,788
Total long-term deferred tax assets	2,536,507	2,277,566
Valuation allowance	(2,536,507)	(2,277,566)
	-	-
Long-term deferred tax liabilities:
Intangible assets	-	-
Property and equipment	-	-
Total long-term deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2015 was $6,499,846, expiring between 2018 and 2035.

A schedule of the NOLs is as follows:

	Net operating	NOL
Tax Year	loss	Expiration

1998	$184,360	2018
1999	187,920	2019
2000	25,095	2020
2001	104,154	2021
2002	15,076	2022
2003	96,977	2023
2004	78,293	2024
2005	70,824	2025
2006	48,526	2026
2007	180,521	2027
2008	876,017	2028
2009	414,784	2029
2010	706,174	2030
2011	836,536	2031
2012	728,812	2032
2013	668,632	2033
2014	573,882	2034
2015	703,263	2035
	$6,499,846

The Company’s net deferred tax assets before valuation allowance as of December 31, 2015 was $2,536,507, most of which relates to net operating losses that expire from 2018 to 2035. The Company recorded an operating loss for the year and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the year ended December 31, 2015, the Company recorded a valuation allowance of $258,941.

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

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain. The effective tax rates for 2015 and 2014 were computed by applying the federal and state statutory corporate tax rates as follows:

	Years ended December 31,
	2015	2014

Statutory Federal income tax rate	34%	34%
State income taxes	1%	0%
Non-deductible compensation	-12%	-32%
Less valuation allowance	-23%	-3%
Loss of expiring NOLs	0%	1%
Other	0%	0%
	0%	0%

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

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the years ended December 31, 2015 and 2014, because they are not material.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2014	$11,400
Additions based on tax positions related to prior years	-
Reductions based on tax positions related to prior years	-
Balance at December 31, 2014	$11,400
Additions based on tax positions related to the current year	-
Reductions based on tax positions related to the current year	-
Balance at December 31, 2015	$11,400

As of December 31, 2015 and December 31, 2014, the balance in unrecognized tax benefits was $11,400. The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 9. Related Party Transactions

On September 30, 2014, the Company completed an offering to its preferred stockholders to convert its outstanding preferred stock into common stock, in addition to its accrued and outstanding preferred stock dividends into common shares. As a result of this offering, the holders substantially all of the preferred stock agreed to convert and the Company agreed to issue 381,922 shares of common stock in conjunction with this conversion to related parties. As a result, Banyan Holdings, Coalbrookdale Partners and Paul S. Dennis received 353,434, 10,750 and 58,738 common shares, respectively. Gary O. Marino, the Company’s chairman, is the president of Banyan Holdings. Donald S. Denbo, a director of the company, is a partner of Coalbrookdale Partners. Mr. Dennis is a director of the Company. The shares were issued on November 18, 2014.

On December 29, 2014, the Company agreed to issue 1,807,408 shares of common stock to Banyan Holdings in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. Gary O. Marino, the Company’s chairman, is the president of Banyan Holdings and a significant owner of the Company. The shares were issued in January 2015. The Company recorded a discount of $3,922,073 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as interest expense for the year ended December 31, 2014.

Also on December 29, 2014, the Company agreed to issue 2,777,778 shares to Marino Family Holdings, LLC for $0.18 a share or $500,000 in total. Gary O. Marino, the Company’s chairman, is the manager of Marino Family Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the year ended December 31, 2014.

On December 29, 2014, the Company agreed to issue 138,889 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The proceeds of the money received were used to fund working capital requirements. Donald S. Denbo, a director of the Company, is a partner in Coalbrookdale Partners. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the year ended December 31, 2014.

Also on December 29, 2014, the Company agreed to issue 138,889 Shares to Jon Ryan for $0.18 a share, or $25,000 in total. Mr. Ryan is the Company’s chief executive officer, president and chief financial officer of the Company. The shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the year ended December 31, 2014.

During January 2015, the Company issued 138,889 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The proceeds of the advances were used to fund working capital requirements. Donald S. Denbo, a director of the Company, is a partner in Coalbrookdale Partners. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount is recorded as compensation expense for the year ended December 31, 2014.

On July 7, 2015, the Company issued an aggregate of 896,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman and Gary O. Marino as compensation for services as a director. The Company recorded compensation expense in the amount (included in general and administrative on the Condensed Statement of Operations) of $555,520 for the value of their services as of September 30, 2015.

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

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Gary O. Marino and directors Donald S. Denbo and Paul S. Dennis also hold membership interests in BEP.

The Company’s board of directors and officers beneficially own 6,872,375 shares of the Company’s common stock as of December 31, 2015 (66.6% of the outstanding common stock).

Note 10. Subsequent Events

In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,250 of preferred stock dividends accrued at year end. The remaining accrual will be paid when the Company has sufficient cash flows as determined by the board of directors.

On February 16, 2016, the Company and Thermocast Acquisition Corp., a Delaware corporation (“Thermocast Acquisition”) and a wholly-owned subsidiary of the Company, executed an asset purchase agreement (the “Purchase Agreement”) with International Thermocast Corporation, a Georgia corporation, The Dekor Corporation, a Georgia Corporation (collectively, “Sellers”), and Mark Anderson, an individual resident of the State of Georgia and the sole shareholder of Sellers, for the purchase of Sellers’ business. Sellers’ business includes, but is not limited to, all property, equipment and other assets, including intangible assets such as customer lists, patents, trademarks, trade names, phone numbers, websites and email addresses used or useful in Sellers’ business of manufacturing and distributing composite kitchen and bath sinks and accessories including cast acrylic and granite sinks, cultured and synthetic marble vanity tops and other related goods and services (the “Business”). The purchase price for the Business is $4,510,000, consisting of cash payments, common stock, and assumed liabilities, subject to a closing adjustment.

Also on February 16, 2016, Thermocast Acquisition executed a Real Estate Purchase Agreement with Anderson Investment Management, Inc. (“Anderson Investment”), an affiliate of Sellers, for the purchase of Anderson Investment’s real property, including its buildings, improvements, easements and appurtenant rights and privileges, located at 189 Etowah Industrial Court, Canton, Georgia. The purchase price for the real property is $3,800,000.

