Form 10-Q
period 2016-03-31
Banyan Rail Services Inc.
filed 2016-05-13
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,347,235 shares of common stock, $0.01 par value per share, as of May 6, 2016.

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc.

Condensed Balance Sheets

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$181,167	$327,382
Prepaid insurance	9,493	8,752
Total current assets	190,660	336,134

Total assets	$190,660	$336,134

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$66,942	$42,304
Accrued payroll	3,842	4,855
Accrued professional fees	6,000	6,982
Accrued expenses	1,130	-
Accrued dividends	251,212	254,517
Total current liabilities	329,126	308,658

Total liabilities	329,126	308,658

Commitments and contingencies	-	-

Stockholders' (deficit) equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized and 10,375 issued	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized. 10,347,235 and 10,317,379 issued as of March 31, 2016 and December 31, 2015, respectively	103,472	103,174
Additional paid-in capital	109,655,907	109,652,901
Accumulated deficit	(109,827,260)	(109,658,014)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' (deficit) equity	(138,466)	27,476

Total liabilities and stockholders' (deficit) equity	$190,660	$336,134

See Notes to Condensed Financial Statements

Banyan Rail Services Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2016	2015

General & administrative expenses	$169,246	$132,679
Loss from operations	(169,246)	(132,679)
Net loss	$(169,246)	$(132,679)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(25,945)	(25,945)
Total dividends for the benefit of preferred stockholders	(25,945)	(25,945)
Net loss attributable to common stockholders	$(195,191)	$(158,624)

Weighted average number of common shares outstanding:
Basic and diluted	10,331,487	4,670,559

Net loss per common share, basic and diluted	$(0.02)	$(0.03)
Net loss attributable to common shareholders per share	$(0.02)	$(0.03)

See Notes to Condensed Financial Statements.

Banyan Rail Services Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(169,246)	$(132,679)
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease in prepaid expenses	(741)	-
Increase (decrease) in accounts payable and accrued expenses	23,772	(45,779)
Net cash used in operating activities	(146,215)	(178,458)

Cash flows from financing activities:
Proceeds from sale of common stock	-	292,000
Net cash from financing activities	-	292,000

Net (decrease) increase in cash	(146,215)	113,542
Cash at beginning of period	327,382	402,401
Cash at end of period	$181,167	$515,943

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$25,945	$25,945
Issuance of common shares in lieu of cash dividends payable	$29,250	$29,250
Issuance of shares in settlement of loans and advances payable	$-	$11,427,963

See Notes to Condensed Financial Statements.

Banyan Rail Services Inc.

Statements of Stockholders’ (Deficit) Equity

Periods Ended March 31, 2016 and December 31, 2015

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	$104	$97,273,708	$(108,553,536)	5,655	$(70,689)	$93,183

Issuance of common stock	7,857,955	78,581	(11,427,963)			11,936,383				587,001
Stock compensation expense	896,000	8,960				546,560				555,520
Net loss for the year ended December 31, 2015							(1,104,478)			(1,104,478)
Preferred stock dividends						(103,750)				(103,750)

Stockholders’ equity December 31, 2015	10,317,379	$103,174	$-	10,375	104	$109,652,901	$(109,658,014)	5,655	(70,689)	$27,476

Issuance of common stock	29,856	298				28,951				29,249
Net loss for the three months ended March 31, 2016							(169,246)			(169,246)
Preferred stock dividends						(25,945)				(25,945)
Stockholders’ (deficit) equity March 31, 2016	10,347,235	$103,472	$0	10,375	$104	$109,655,907	$(109,827,260)	5,655	$(70,689)	$(138,466)

See Notes to Condensed Financial Statements.

Notes to Condensed Financial Statements

Notes to Condensed Financial Statements.

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

Liquidity and Going Concern (See Note 4) The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital and finding an operating business to acquire, and other factors, many of which are beyond our control.

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

Fair Value of Financial Instruments

Recorded financial instruments as of March 31, 2016 consist of cash, prepaid expenses, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4. Liquidity and Going Concern

At and for the period ended March 31, 2016, the Company had a net working capital deficit of $138,466 and incurred negative cash flows from operating activities of $146,215. The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements, additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth may be impeded. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current Banyan shareholders will be diluted.

Note 5. Preferred Stock and Common Stock

Preferred stock dividends for Series A Preferred stock are accrued for the three months ended March 31, 2016, in the amount of $25,945. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. In February of 2016, we issued 29,856 shares of common stock in lieu of $29,250 of cash dividends for dividends accrued through December 31, 2015. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

As of March 31, 2016, Banyan Rail Holdings LLC (“Banyan Holdings”) and Marino Family Holdings LLC owned 2,726,114 and 3,057,778 shares of Common stock, respectively.

Note 6. Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recorded an income tax provision of $0. The effective tax rate for the three months ended March 31, 2016 and 2015 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 7. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 103,750 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at March 31, 2016 and 2015, as their inclusion would be anti-dilutive. In addition, the Company excluded 5,000 stock options as of March 31, 2016 and 2015 as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2015	27,500	12.92		0.3 years	-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	(22,500)	$(2.62)		-	-
Balance, January 1, 2016	5,000	$10.30		0.3 years	$-
Options granted	-	-	$0	-	-
Options exercised	-	-		-	-
Options expired	-	$-		-	-
Balance, March 31, 2016	5,000	$10.30		0.3 years	$-

Prior to June 30, 2010, the Company had not adopted a formal stock option plan. The number of options issued and the grant dates were determined at the discretion of the Company’s Board. Certain options vest at the date of grant and others vest over a one year period. The options are exercisable for periods not exceeding three to five years from the date of grant. On July 1, 2010, at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved.

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

The Company’s directors are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services as of March 31, 2016 and 2015, respectively.

The Company’s board of directors and officers directly or beneficially own 6,872,375 shares of common stock as of March 31, 2016 or 6,877,375 shares, if their options are exercised.

Note 10. Subsequent Events

On April 20, 2016, the previously announced asset purchase agreement (the “Purchase Agreement”), dated February 16, 2016, between the Company, Thermocast Acquisition Corp., a Delaware corporation (“Thermocast Acquisition”) and a wholly-owned subsidiary of the Company, International Thermocast Corporation, a Georgia corporation, The Dekor Corporation, a Georgia Corporation (collectively, “Sellers”), and Mark Anderson, an individual resident of the State of Georgia and the sole shareholder of Sellers, for the purchase of Sellers’ business was terminated by Thermocast Acquisition. Thermocast Acquisition terminated the Purchase Agreement in accordance with its right to terminate such agreement pursuant to Section 8.1.5 thereunder.

Also on April 20, 2016, the previously announced Real Estate Purchase Agreement, dated February 16, 2016, between Thermocast Acquisition and Anderson Investment Management, Inc. (“Anderson Investment”), an affiliate of Sellers, for the purchase of Anderson Investment’s real property, including its buildings, improvements, easements and appurtenant rights and privileges, located at 189 Etowah Industrial Court, Canton, Georgia, was terminated. Thermocast Acquisition terminated the Real Estate Purchase Agreement in accordance with its right to terminate such agreement due to the parties’ failure to consummate the transactions contemplated by the Purchase Agreement.

All of the transactions contemplated in the Purchase Agreement and the Real Estate Purchase Agreement are collectively referred to as the “Transaction.”

The foregoing description of the Transaction is not complete and is qualified in its entirety by reference to the Purchase Agreement and the Real Estate Purchase Agreement, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K dated February 18, 2016, incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Annual Report on Form 10-K, filed on March 22, 2016. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

Overview

Banyan is a shell company without significant operations or sources of revenues other than its investments. Our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are actively seeking acquisitions of leading companies within the industrial, energy, transportation, technology and health care industries throughout North America, but we cannot guarantee we will complete an acquisition in any of these industries. Accordingly, we may explore potential acquisitions in other industries.

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

On January 24, 2007, a group of private investors purchased 41.7% of our outstanding shares held by our largest shareholder at the time. Because members of our new management team have experience with the railroad industry, we began investigating acquisitions of companies in the rail industry. In the spring of 2009, we entered negotiations with the owners of The Wood Energy Group Inc. (“Wood Energy”) to acquire the company. As a result of the acquisition of Wood Energy, we were no longer a shell company. On January 4, 2010, we changed our name to Banyan Rail Services Inc. to reflect our new business. As a result of the bankruptcy and liquidation of Wood Energy, Banyan is now a shell Company seeking to acquire an operating entity.

Recent Events

Common Stock

In February of 2016, we issued 29,856 shares of common stock in lieu of $29,250 of cash dividends for dividends accrued for our Preferred Series A stock through December 31, 2015.

Thermocast Termination

On April 20, 2016, the previously announced asset purchase agreement (the “Purchase Agreement”), dated February 16, 2016, between the Company, Thermocast Acquisition Corp., a Delaware corporation (“Thermocast Acquisition”) and a wholly-owned subsidiary of the Company, International Thermocast Corporation, a Georgia corporation, The Dekor Corporation, a Georgia Corporation (collectively, “Sellers”), and Mark Anderson, an individual resident of the State of Georgia and the sole shareholder of Sellers, for the purchase of Sellers’ business was terminated by Thermocast Acquisition. Thermocast Acquisition terminated the Purchase Agreement in accordance with its right to terminate such agreement pursuant to Section 8.1.5 thereunder.

Also on April 20, 2016, the previously announced Real Estate Purchase Agreement, dated February 16, 2016, between Thermocast Acquisition and Anderson Investment Management, Inc. (“Anderson Investment”), an affiliate of Sellers, for the purchase of Anderson Investment’s real property, including its buildings, improvements, easements and appurtenant rights and privileges, located at 189 Etowah Industrial Court, Canton, Georgia, was terminated. Thermocast Acquisition terminated the Real Estate Purchase Agreement in accordance with its right to terminate such agreement due to the parties’ failure to consummate the transactions contemplated by the Purchase Agreement.

All of the transactions contemplated in the Purchase Agreement and the Real Estate Purchase Agreement are collectively referred to as the “Transaction.”

The foregoing description of the Transaction is not complete and is qualified in its entirety by reference to the Purchase Agreement and the Real Estate Purchase Agreement, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K dated February 18, 2016, incorporated by reference herein.

Critical Accounting Policies and Estimates

The following discussion and analysis of our results of operations and financial condition is based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. If these estimates differ materially from actual results, the impact on our condensed financial statements may be material.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the three months ended March 31, 2016, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at March 31, 2016 consist of cash, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,		Variance
	2016	2015	$	%

General & administrative expenses	$169,246	$132,679	$36,567	27.6%
Loss from operations	(169,246)	(132,679)	(36,567)	27.6%
Net loss	$(169,246)	$(132,679)	$(36,567)	27.6%

General and Administrative Expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

For the three months ended March 31, 2016, costs increased $36,567 or 27.6% compared to the three months ended March 31, 2015.

The overall increase in general and administrative costs is primarily due to:

•	An increase in deal costs of approximately $35,500 relating to the terminated International Thermocast acquisition and other pursuits,
•	An increase in rent expense paid to a related party of $14,250,
•	An increase in public filing fees of $10,000,
•	Offset by decrease in professional fees of approximately $23,000.

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

Net (Loss) Income

Net loss attributable to common stockholders was $0.02 per share for the three months ended March 31, 2016 as compared to net loss of $0.03 per share March 31, 2015. The change was the result of an increase in general and administrative costs of $36,567.

Financial Condition and Liquidity

Our cash balance at March 31, 2016 and 2015 was $181,167 and $515,943, respectively.

The following is a summary of our cash flow activity:

	Three months Ended March 31,
	2016	2015
Net cash used in operating activities	$(146,215)	$(178,458)
Net cash from financing activities	$-	$292,000

Net cash used in operating activities

For the three months ended March 31, 2016, cash used in operating activities was $146,215 as compared to $178,458 for the three months ended March 31, 2015. The use of cash was to fund the normal operating activities of the Company.

Net cash provided by financing activities

For the three months ended March 31, 2016, the Company had no financing activities. For the three months ended March 31, 2015, net cash provided by financing activities was $292,000, which was provided by the sale of common stock.

At March 31, 2016, the Company had net working capital deficit of $138,466 as compared to net working capital of $27,476 at December 31, 2015. The decrease in working capital is the result of normal operations of the Company in 2016. The Company recognizes that as a result of the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

How to Learn More About Banyan

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. To learn more about Banyan you can also contact our Chairman, Gary O. Marino, at 561-988-8480.

Item 4.	Controls and Procedures

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February of 2016, we issued 29,856 shares of common stock in lieu of $29,250 of cash dividends for dividends accrued for our Preferred Series A stock through December 31, 2015.

The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

For information regarding significant events of the first quarter, please turn to “Recent Events” on page 12.

Item 6.	Exhibits

10.3	Asset Purchase Agreement by and among Thermocast Acquisition Corp., Banyan Rail Services Inc., International Thermocast Corporation, The Dekor Corporation and Mark Anderson dated February 16, 2016, Exhibit 10.1 to the Form 8-K dated February 18, 2016 is incorporated by reference herein.

10.4	Real Estate Purchase Agreement by and among Anderson Investment Management Inc. and Thermocast Acquisition Corp. dated February 16, 2016, Exhibit 10.2 to the Form 8-K dated February 18, 2016 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: May 13, 2016	/S/ Jon Ryan
Jon Ryan,
President, Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 18 of 18