Form 10-Q
period 2016-06-30
Banyan Rail Services Inc.
filed 2016-08-12
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,347,235 shares of common stock, $0.01 par value per share, as of August 6, 2016.

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$61,420	$327,382
Prepaid insurance	10,234	8,752
Total current assets	71,654	336,134

Total assets	$71,654	$336,134

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$74,848	$42,304
Accrued payroll	6,714	4,855
Accrued professional fees	15,833	6,982
Accrued dividends	277,142	254,517
Total current liabilities	374,537	308,658

Total liabilities	374,537	308,658

Commitments and contingencies	-	-

Stockholders' (deficit) equity
Series A Preferred stock, $0.01 par value. 20,000 shares authorized and 10,375 issued	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized. 10,347,235 and 10,317,379 issued as of June 30, 2016 and December 31, 2015, respectively	103,472	103,174
Additional paid-in capital	109,629,977	109,652,901
Accumulated deficit	(109,965,747)	(109,658,014)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' (deficit) equity	(302,883)	27,476

Total liabilities and stockholders' (deficit) equity	$71,654	$336,134

See Notes to Condensed Financial Statements

Banyan Rail Services Inc.

Condensed Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015

General & administrative expenses	$307,733	$290,481	$138,487	$157,802
Loss from operations	(307,733)	(290,481)	(138,487)	(157,802)
Net loss	$(307,733)	$(290,481)	$(138,487)	$(157,802)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(51,875)	(51,875)	(25,930)	(25,930)
Total dividends for the benefit of preferred stockholders	(51,875)	(51,875)	(25,930)	(25,930)
Net loss attributable to common stockholders	$(359,608)	$(342,356)	$(164,417)	$(183,732)

Weighted average number of common shares outstanding:
Basic and diluted	10,336,736	7,899,702	10,347,235	7,899,702

Net loss per common share from continuing operations, basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.02)
Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.02)
Net loss attributable to common shareholders per share	$(0.03)	$(0.04)	$(0.02)	$(0.02)

See Notes to Condensed Financial Statements.

Banyan Rail Services Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(307,733)	$(290,481)

Changes in assets and liabilities:
Decrease in prepaid expenses and other current assets	(1,482)	-
Increase (decrease) in accounts payable and accrued expenses	43,253	(52,316)
Net cash used in operating activities	(265,962)	(342,797)

Cash flows from financing activities:
Proceeds from sale of common stock	-	431,000
Net cash from financing activities	-	431,000

Net (decrease) increase in cash	(265,962)	88,203
Cash, beginning of period	327,382	402,401
Cash, end of period	$61,420	$490,604

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividend in excess of payments	$51,875	$51,875
Issuance of common shares in lieu of cash dividends payable	$29,250	$29,250
Issuance of shares in settlement of loans and advances payable	$-	$11,719,963

See Notes to Condensed Financial Statements.

Banyan Rail Services Inc.

Statements of Stockholders’ (Deficit) Equity

Periods Ended June 30, 2016 and December 31, 2015

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	$104	$97,273,708	($108,553,536)	5,655	($70,689)	$93,183

Issuance of common stock	7,857,955	78,581	(11,427,963)			11,936,383				587,001
Stock compensation expense	896,000	8,960				546,560				555,520
Net loss for the year ended December 31, 2015							(1,104,478)			(1,104,478)
Preferred stock dividends						(103,750)				(103,750)

Stockholders’ (deficit) equity December 31, 2015	10,317,379	$103,174	$-	10,375	104	$109,652,901	$(109,658,014)	5,655	(70,689)	$27,476

Issuance of common stock	29,856	298				28,951				29,249
Net loss for the six months ended June 30, 2016							(307,733)			(307,733)
Preferred stock dividends						(51,875)				(51,875)

Stockholders’ (deficit) June 30, 2016	10,347,235	$103,472	$0	10,375	$104	$109,629,977	($109,965,747)	5,655	($70,689)	($302,883)

See Notes to Condensed Financial Statements.

Notes to Condensed Financial Statements

Notes to Condensed Financial Statements.

Note 1.  Nature of Operations

Banyan Rail Services, Inc. (the “Company”) was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company operated and experienced severe losses from an operating subsidiary in the rail services sector and is now a shell company.

The Company is actively seeking acquisitions of leading companies within the transportation and medical office real estate industries throughout North America.

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

Fair Value of Financial Instruments

Recorded financial instruments as of June 30, 2016, consist of cash, prepaid expenses, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 4. Liquidity and Going Concern

At and for the period ended June 30, 2016, the Company had a net working capital deficit of $302,883 and incurred negative cash flows from operating activities of $265,962. The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements, make additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth may be impeded. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current Banyan shareholders will be diluted.

Note 5. Preferred Stock and Common Stock

Preferred stock dividends for Series A Preferred stock are accrued for the three and six months ended June 30, 2016, in the amount of $25,930 and $51,875, respectively. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. In February of 2016, we issued 29,856 shares of common stock in lieu of $29,250 of cash dividends for dividends accrued through December 31, 2015. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

As of June 30, 2016, Banyan Rail Holdings LLC (“Banyan Holdings”) and Marino Family Holdings LLC owned 2,726,114 and 3,057,778 shares of common stock, respectively.

Note 6. Income Taxes

For the three and six months ended June 30, 2016 and 2015, the Company recorded an income tax provision of $0. The effective tax rate for the three and six months ended June 30, 2016 and 2015 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 7. Earnings (loss) per Share

The Company excluded from the diluted earnings per share calculation 103,750 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at June 30, 2016 and 2015, as their inclusion would be anti-dilutive. In addition, the Company excluded 5,000 stock options, which subsequently expired in July 2016, as of June 30, 2016 and 2015 as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company has stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2015	27,500	$12.92	$0	0.1 years	-
Options granted	-	-		-	-
Options exercised	-	-		-	-
Options expired	(22,500)	$(2.62)		-	-
Balance, January 1, 2016	5,000	$10.30	$0	0.1 years	$-
Options granted	-	-		-	-
Options exercised	-	-		-	-
Options expired	-	-		-	-
Balance, June 30, 2016	5,000	$10.30		0.1 years	$-

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

Also on June 1, 2015, the Company entered into a support agreement (the “Support Agreement”) with BEP. The Support Agreement is effective as of January 1, 2015, and provides for corporate support services. The Support Agreement is for a month-to-month term and will terminate upon the Company’s payment of a success fee, should the Company acquire more than 50% of the assets or capital stock of any company (an “Acquisition”) during the term of the Support Agreement or within the one year period following the termination of the Support Agreement. Within five days of the closing of any potential Acquisition, Banyan will pay to BEP 2% of the cash purchase price paid by the Company to the seller(s) for the Acquisition.

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Gary O. Marino and directors Donald S. Denbo and Paul S. Dennis also hold membership interests in BEP.

The Company’s directors are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services as of June 30, 2016 and 2015, respectively.

The Company’s board of directors and officers directly or beneficially own 6,872,375 shares of common stock as of June 30, 2016 or 6,877,375 shares, if their options are exercised.

Note 10. Subsequent Events

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with Boca Equity Partners LLC (“BEP”) providing for draws of up to $250,000. Loans under the Note bear interest at an annual rate of 10% and outstanding principal and interest are due on demand. On July 28, the Company drew $75,000 on the Note to fund working capital requirements. Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino and directors Donald S. Denbo and Paul S. Dennis also hold membership interests in BEP.

On August 8, 2016, the Company issued an aggregate of 220,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino, and Jon D. Ryan as compensation for services as a director in 2016. The Company recorded compensation expense in the amount (included in general and administrative on the Condensed Consolidated Statement of Operations) of $165,000 for the value of their services as of September 30, 2016. The compensation expense is based on the $0.75 a share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance. However, the Company used a per share price of $0.25 in calculating the number of shares to issue to the board members due to: (i) the thinly traded nature of the Company’s stock; and (ii) the shares being unregistered and subject to Rule 144 resale restrictions. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On August 8, 2016, Banyan Surprise Plaza LLC, an Arizona limited liability company and a wholly-owned subsidiary of the Company, and RK-WEM, LLC, an Arizona limited liability company (“RK-WEM”), executed a purchase and sale agreement for the purchase of RK-WEM’s land, buildings, structures, improvements, intangible property, service contracts, and leases, located at 13995 West Statler Blvd., Surprise, Arizona, commonly known as Surprise Medical Plaza, for $8,700,000.

Also on August 8, 2016, Banyan Third Street LLC, an Arizona limited liability company and wholly-owned subsidiary of the Company, and Signal Healthcare, LLC (“Signal Healthcare”), an Arizona limited liability company, executed a purchase and sale agreement for the purchase of Signal Healthcare’s land, buildings, structures, improvements, intangible property, service contracts, and leases, located at 2620 North 3rd Street, Phoenix, Arizona, commonly known as Third Street Healthcare Campus, for $5,700,000.

All of the transactions contemplated in the purchase and sale agreements are collectively referred to as the “Transactions.”

The purchase and sale agreements contain customary representations, warranties, covenants and indemnification provisions. The consummation of the Transactions depends upon the satisfaction or waiver of a number of customary closing conditions.

The foregoing description of the Transactions is not complete and is qualified in its entirety by reference to the purchase and sale agreements, which are filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on August 9, 2016, and are incorporated herein by reference.

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

Overview

Banyan Rail Services, Inc. (the “Company”) is a shell company without significant operations or sources of revenues other than its investments. Our management team is aggressively investigating potential operating companies to acquire and additional sources of financing. Currently we are actively seeking acquisitions of leading companies within the transportation and medical office real estate industries throughout North America, but we cannot guarantee we will complete an acquisition in any of these industries. Accordingly, we may explore potential acquisitions in other industries.

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

Subsequent Events

Financing

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with Boca Equity Partners LLC (“BEP”) providing for draws of up to $250,000. Loans under the Note bear interest at an annual rate of 10% and outstanding principal and interest are due on demand. On July 28, the Company drew $75,000 on the Note to fund working capital requirements. Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino and directors Donald S. Denbo and Paul S. Dennis also hold membership interests in BEP

On August 8, 2016, the Company issued an aggregate of 220,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino, and Jon D. Ryan as compensation for services as a director in 2016. The Company recorded compensation expense in the amount (included in general and administrative on the Condensed Consolidated Statement of Operations) of $165,000 for the value of their services as of September 30, 2016. The compensation expense is based on the $0.75 a share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance. However, the Company used a per share price of $0.25 in calculating the number of shares to issue to the board members due to: (i) the thinly traded nature of the Company’s stock; and (ii) the shares being unregistered and subject to Rule 144 resale restrictions. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

On August 8, 2016, Banyan Surprise Plaza LLC, an Arizona limited liability company and a wholly-owned subsidiary of the Company, and RK-WEM, LLC, an Arizona limited liability company (“RK-WEM”), executed a purchase and sale agreement for the purchase of RK-WEM’s land, buildings, structures, improvements, intangible property, service contracts, and leases, located at 13995 West Statler Blvd., Surprise, Arizona, commonly known as Surprise Medical Plaza, for $8,700,000.

Also on August 8, 2016, Banyan Third Street LLC, an Arizona limited liability company and wholly-owned subsidiary of the Company, and Signal Healthcare, LLC (“Signal Healthcare”), an Arizona limited liability company, executed a purchase and sale agreement for the purchase of Signal Healthcare’s land, buildings, structures, improvements, intangible property, service contracts, and leases, located at 2620 North 3rd Street, Phoenix, Arizona, commonly known as Third Street Healthcare Campus, for $5,700,000.

All of the transactions contemplated in the purchase and sale agreements are collectively referred to as the “Transactions.”

The purchase and sale agreements contain customary representations, warranties, covenants and indemnification provisions. The consummation of the Transactions depends upon the satisfaction or waiver of a number of customary closing conditions.

The foregoing description of the Transactions is not complete and is qualified in its entirety by reference to the purchase and sale agreements, which are filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on August 9, 2016, and are incorporated herein by reference.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the six months ended June 30, 2016, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at June 30, 2016 consist of cash, prepaid expenses, accounts payable and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results from Operations

The following table summarizes our results for the three and six months ended June 30, 2016 and 2015:

	Six months ended June 30,		Variance		Three months ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%

General & administrative expenses	$307,733	$290,481	$17,252	5.9%	$138,487	$157,802	$(19,315)	12.2%
Loss from operations	(307,733)	(290,481)	17,252	5.9%	(138,487)	(157,802)	19,315	12.2%
Net loss	$(307,733)	$(290,481)	$(17,252)	5.9%	$(138,487)	$(157,802)	$19,315	12.2%

General and Administrative Expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

For the six months ended June 30, 2016, costs increased $17,252 or 5.9% compared to the six months ended June 30, 2015.

The overall increase in general and administrative costs is primarily due to:

•	An increase in pursued deal costs of approximately $10,000,
•	An increase in payroll of $18,000,
•	An increase in printing costs of $4,000,
•	Offset by decrease in professional fees of approximately $12,000, and
•	A decrease in stock transfer agent fees.

For the three months ended June 30, 2016, costs decreased $19,315 or 12.2% compared to the three months ended June 30, 2015.

The overall increase in general and administrative costs is primarily due to:

•	A decrease in office expense of $13,000,
•	A decrease in travel expenses of $10,000,

•	A decrease in stock transfer agent expense of $10,000,
•	A decrease in professional fees of approximately $3,000,
•	A decrease in stock transfer agent fees,
•	Offset by an increase in pursued deal costs of approximately $10,000, and
•	An increase in payroll of $11,000.

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

Net (Loss) Income

Net loss attributable to common stockholders was $0.02 and $0.03 per share for the three and six months ended June 30, 2016 as compared to net loss of $0.02 and $0.04 per share June 30, 2015. The change was primarily the result of an increase the weighted average number of common shares outstanding during the periods respectively.

Financial Condition and Liquidity

Our cash balance at June 30, 2016 and 2015 was $61,420 and $490,604, respectively.

The following is a summary of our cash flow activity:

	Six months Ended June 30,
	2016	2015
Net cash used in operating activities	$(265,962)	$(342,797)
Net cash from financing activities	$-	$431,000

Net cash used in operating activities

For the six months ended June 30, 2016, cash used in operating activities was $265,962 as compared to $342,797 for the six months ended June 30, 2015. The primary use of cash was to fund the normal operating activities of the Company.

Net cash provided by financing activities

For the six months ended June 30, 2016, the Company had no financing activities. For the six months ended June 30, 2015, net cash provided by financing activities was $431,000, which was provided by the sale of common stock.

At June 30, 2016, the Company had net working capital deficit of $302,883 as compared to net working capital of $27,476 at December 31, 2015. The decrease in working capital is the result of normal operations of the Company in 2016. The Company recognizes that as a result of the lack of operations and cash flow that it will have to rely upon sales of stock or future capital contributions from investors to generate cash flow for the foreseeable future.

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

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. Further, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

For information regarding recent significant events, please turn to “Subsequent Events” on page 12.

Item 6.	Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

*	Filed herewith

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Banyan Rail Services Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: August 12, 2016	/S/ Jon Ryan
Jon Ryan,
President, Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

