Form 10-Q
period 2016-09-30
Banyan Rail Services Inc.
filed 2016-11-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486
(Address of principal executive offices)

561-617-8050
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,567,235 shares of common stock, $0.01 par value per share, as of October 30, 2016.

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$60,009	$327,382
Property deposits	100,000	-
Prepaid insurance	3,440	8,752
Total current assets	163,449	336,134

Total assets	$163,449	$336,134

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$49,996	$42,304
Accrued payroll	11,748	4,855
Accrued professional fees	25,227	6,982
Accrued interest	3,603	-
Note payable related party	275,000	-
Accrued dividends	303,087	254,517
Total current liabilities	668,661	308,658

Total liabilities	668,661	308,658

Commitments and contingencies	-	-

Stockholders' (deficit) equity
Series A Preferred stock, $0.01 par value. 20,000 shares authorized and 10,375 issued, as of September 30, 2016 and December 31, 2015, respectively.	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized. 10,567,235 and 10,317,379 issued as of September 30, 2016 and December 31, 2015, respectively	105,672	103,174
Additional paid-in capital	109,766,832	109,652,901
Accumulated deficit	(110,307,131)	(109,658,014)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders' (deficit) equity	(505,212)	27,476

Total liabilities and stockholders' (deficit) equity	$163,449	$336,134

See Notes to Condensed Financial Statements

Banyan Rail Services Inc.

Condensed Statements of Operations

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015

General & administrative expenses	$645,514	$965,489	$337,781	$675,008
Loss from operations	(645,514)	(965,489)	(337,781)	(675,008)
Interest expense	(3,603)	-	(3,603)	-
Net loss	$(649,117)	$(965,489)	$(341,384)	$(675,008)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(77,820)	(77,820)	(25,945)	(25,945)
Total dividends for the benefit of preferred stockholders	(77,820)	(77,820)	(25,945)	(25,945)
Net loss attributable to common stockholders	$(726,937)	$(1,043,309)	$(367,329)	$(700,953)

Weighted average number of common shares outstanding:
Basic and diluted	10,371,930	7,460,497	10,476,365	9,755,352

Net loss per common share from continuing operations, basic and diluted	$(0.06)	$(0.13)	$(0.03)	$(0.07)
Net loss per common share, basic and diluted	$(0.06)	$(0.13)	$(0.03)	$(0.07)
Net loss attributable to common shareholders per share	$(0.07)	$(0.14)	$(0.04)	$(0.07)

See Notes to Condensed Financial Statements.

Banyan Rail Services Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(649,117)	$(965,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	165,000	555,520

Changes in assets and liabilities:

Increase in property deposits	(100,000)	-
Decrease in prepaid expenses	5,312	(8,011)
Increase (decrease) in accounts payable and accrued expenses	36,432	(41,029)
Net cash used in operating activities	(542,373)	(459,009)

Cash flows from financing activities:
Proceeds from sale of common stock	-	515,000
Proceeds on note payable - related party	275,000	-
Net cash from financing activities	275,000	515,000

Net (decrease) increase in cash	(267,373)	55,991
Cash, beginning of period	327,382	402,401
Cash, end of period	$60,009	$458,392

Supplemental disclosure of cash flow information:

Non cash financing activities:
Preferred stock dividends	$77,820	$77,820
Issuance of common shares in lieu of cash dividends payable	$29,249	$58,500
Issuance of shares in settlement of loans and advances payable	$-	$11,427,963

See Notes to Condensed Financial Statements.

Banyan Rail Services Inc.

Statements of Stockholders’ (Deficit) Equity

Periods Ended September 30, 2016 and December 31, 2015

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	$104	$97,273,708	($108,553,536)	5,655	($70,689)	$93,183

Issuance of common stock	7,857,955	78,581	(11,427,963)			11,936,383				587,001
Stock compensation expense	896,000	8,960				546,560				555,520
Net loss for the year ended December 31, 2015							(1,104,478)			(1,104,478)
Preferred stock dividends						(103,750)				(103,750)

Stockholders’ equity December 31, 2015	10,317,379	$103,174	$-	10,375	104	$109,652,901	$(109,658,014)	5,655	(70,689)	$27,476

Issuance of common stock	29,856	298				28,951				29,249
Stock compensation expense	220,000	2,200				162,800				165,000
Net loss for the nine months ended September 30, 2016							(649,117)			(649,117)
Preferred stock dividends						(77,820)				(77,820)

Stockholders’ (deficit) September 30, 2016	10,567,235	$105,672	$0	10,375	$104	$109,766,832	($110,307,131)	5,655	($70,689)	($505,212)

See Notes to Condensed Financial Statements.

Notes to Condensed Financial Statements

Notes to Condensed Financial Statements

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

Note 2.  Basis of Presentation

The unaudited condensed financial statements and notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim condensed consolidated financial information herein is unaudited. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

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

Fair Value of Financial Instruments

Recorded financial instruments as of September 30, 2016, consist of cash, prepaid expenses, accounts payable, accrued liabilitiesand short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

(Loss) Per Common Share

The Company computes net loss per common share in accordance with the provision included in ASC 260, Earnings per Share (“ASC 260”). Under ASC 260, basic and diluted income per share is computed by dividing net loss available to shareholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic loss per common share excludes the effect of potentially dilutive securities, while diluted loss per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.

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

Recent Accounting Pronouncements

During 2016, the Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Updates (“ASUs”) 2016-01 through 2016-17. Except for ASU 2016-02, 2016-09, and 2016-15, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this ASU and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The will not have a material impact on the Company’s condensed financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s financial statements.

Note 4. Liquidity and Going Concern

At and for the period ended September 30, 2016, the Company had a net working capital deficit of $505,212 and incurred negative cash flows from operating activities of $542,373. The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions as well as the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements, make additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth may be impeded. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of current Banyan shareholders will be diluted.

Note 5. Preferred Stock and Common Stock

Preferred stock dividends for Series A Preferred stock have been recorded for the three and nine months ended September 30, 2016, in the amount of $25,945 and $77,820, respectively. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. In February of 2016, we issued 29,856 shares of common stock in lieu of $29,249 of cash dividends for dividends accrued through December 31, 2015. Substantially all preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends.

On August 8, 2016, the Company issued an aggregate of 220,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino, and Jon D. Ryan as compensation for services as directors in 2016. The Company recorded compensation expense in the amount (included in general and administrative on the Condensed Statement of Operations) of $165,000 for the value of their services as of September 30, 2016. The compensation expense is based on the $0.75 a share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance. However, the Company used a per share price of $0.25 in calculating the number of shares to issue to the board members due to: (i) the thinly traded nature of the Company’s stock; and (ii) the shares being unregistered and subject to Rule 144 resale restrictions. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D of the Securities Act.

As of September 30, 2016, Banyan Rail Holdings LLC (“Banyan Holdings”) and Marino Family Holdings LLC owned 2,726,114 and 3,057,778 shares of common stock, respectively.

Note 6. Income Taxes

For the three and nine months ended September 30, 2016 and 2015, the Company recorded an income tax provision of $0. The effective tax rate for the three and nine months ended September 30, 2016 and 2015 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry forward generated during the period. The Company recorded an operating loss for the quarter and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets, as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future.

Note 7. (Loss) per Share

The Company excluded from the diluted earnings per share calculation 103,750 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at September 30, 2016 and 2015, as their inclusion would be anti-dilutive. In addition, the Company excluded 5,000 stock options as of September 30, 2015, which subsequently expired in July 2016 as their inclusion would be anti-dilutive.

Note 8.  Stock-Based Compensation

The Company previously had stock option agreements with its directors and officers for serving on the Company’s Board of Directors and as officers. The options activity is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Exercise Price	Fair Value at	Remaining	Intrinsic
	of Shares	per Share	Grant Date	Contractual Life	Value
Balance January 1, 2015	27,500	$12.92	$0	0.1 years	-
Options granted	-	-		-	-
Options exercised	-	-		-	-
Options expired	(22,500)	$(2.62)		-	-
Balance, January 1, 2016	5,000	$10.30	$0	0.1 years	$-
Options granted	-	-		-	-
Options exercised	-	-		-	-
Options expired	(5,000)	(10.30)		-	-
Balance, September 30, 2016	-	$-		-	$-

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

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bear interest at an annual rate of 10% and outstanding principal and interest are due on demand. Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino and directors Donald S. Denbo and Paul S. Dennis also hold membership interests in BEP. As of September 30, 2016, the Company had a balance outstanding on the Note of $250,000 and incurred additional advances of $25,000 from BEP for a total outstanding of $275,000 as of September 30, 2016.

The Company’s directors are currently not receiving cash compensation for their services but were compensated through the issuance of common shares, see Note 5. Preferred Stock and Common Stock.

The Company’s board of directors and officers directly or beneficially own 7,092,375 shares of common stock as of September 30, 2016.

Note 10. Recent Events

On August 8, 2016, Banyan Surprise Plaza LLC, an Arizona limited liability company and a wholly-owned subsidiary of the Company, and RKWEM, LLC, an Arizona limited liability company (“RKWEM”), executed a purchase and sale agreement for the purchase of RKWEM’s land, buildings, structures, improvements, intangible property, service contracts, and leases, located at 13995 West Statler Blvd., Surprise, Arizona, commonly known as Surprise Medical Plaza, for $8,700,000. As of September 30, 2016 the Company had made $100,000 of deposits related to this transaction, which will be applied toward the purchase price at closing.

On September 29, 2016, the previously announced purchase and sale agreement (the “Agreement”), dated August 8, 2016, between Banyan Third Street LLC, a wholly-owned subsidiary of the Company (“Banyan Third Street”), and Signal Healthcare, LLC (“Signal Healthcare”), for the purchase of Signal Healthcare’s land, buildings, structures, improvements, intangible property, service contracts, and leases, located at 2620 North 3rd Street, Phoenix, Arizona, commonly known as Third Street Healthcare Campus, was terminated by Banyan Third Street. Banyan Third Street terminated the Agreement in accordance with its right to terminate pursuant to 7(b) of the agreement concerning the inspection period.

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

Recent Events

Financing

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with Boca Equity Partners LLC (“BEP”) providing for draws of up to $250,000. Loans under the Note bear interest at an annual rate of 10% and outstanding principal and interest are due on demand. Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino and directors Donald S. Denbo and Paul S. Dennis also hold membership interests in BEP. As of September 30, 2016, the Company had a balance outstanding on the Note of $250,000 and incurred additional advances of $25,000 from BEP for a total outstanding of $275,000 as of September 30, 2016.

Stock Issuance

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

Banyan Third Street

On September 29, 2016, the previously announced purchase and sale agreement (the “Agreement”), dated August 8, 2016, between Banyan Third Street LLC, a wholly-owned subsidiary of the Company (“Banyan Third Street”), and Signal Healthcare, LLC (“Signal Healthcare”), for the purchase of Signal Healthcare’s land, buildings, structures, improvements, intangible property, service contracts, and leases, located at 2620 North 3rd Street, Phoenix, Arizona, commonly known as Third Street Healthcare Campus, was terminated by Banyan Third Street. Banyan Third Street terminated the Agreement in accordance with its right to terminate pursuant to 7(b) of the Agreement concerning the inspection period.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the nine months ended September 30, 2016, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at September 30, 2016 consist of cash, prepaid expenses, accounts payable, accrued expenses and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

(Loss)  Per Common Share

The Company computes net loss per common share in accordance with the provision included in ASC 260, Earnings per Share (“ASC 260”). Under ASC 260, basic and diluted income per share is computed by dividing net loss available to shareholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic loss per common share excludes the effect of potentially dilutive securities, while diluted loss per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.

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

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,		Variance		Three months ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%

General & administrative expenses	$645,514	$965,489	$(319,975)	-33.1%	$337,781	$675,008	$(337,227)	-50.0%
Loss from operations	(645,514)	(965,489)	(319,975)	-33.1%	(337,781)	(675,008)	337,227	-50.0%
Interest expense	(3,603)	-	3,603	100.0%	(3,603)	-	3,603	-
Net loss	$(649,117)	$(965,489)	$316,372	-32.8%	$(341,384)	$(675,008)	$333,624	-49.4%

General and Administrative Expenses

General and administrative expenses include: compensation, professional fees and costs related to being a public company.

For the nine months ended September 30, 2016, costs decreased $319,975, or 33.1% compared to the nine months ended September 30, 2015.

The overall decrease in general and administrative costs is primarily due to:

•	A decrease in director stock compensation of approximately $391,000,
•	Offset by an increase in pursued deal costs of approximately $44,000,
•	An increase in payroll of $18,000,
•	An increase in insurance expense of approximately $3,000, and
•	An increase in public company costs of approximately $7,000.

For the three months ended September 30, 2016, costs decreased $337,227 or 50.0% compared to the three months ended September 30, 2015.

The overall decrease in general and administrative costs is primarily due to:

•	A decrease in director stock compensation of approximately $390,000,
•	Offset by an increase in pursued deal costs of approximately $50,000, and
•	An increase in insurance expenses of approximately $3,000.

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

Net (Loss)

Net loss attributable to common stockholders was $0.04 and $0.07 per share for the three and nine months ended September 30, 2016 as compared to net loss of $0.07 and $0.14 per share for the three and nine months ended September 30, 2015. The change was primarily the result of a decrease in net loss attributable to common stockholders as describe above and an increase in the weighted average number of common shares outstanding during the periods respectively.

Financial Condition and Liquidity

Our cash balance at September 30, 2016 and 2015 was $60,009 and $458,392, respectively.

The following is a summary of our cash flow activity:

	Nine months Ended September 30,
	2016	2015
Net cash used in operating activities	$(542,373)	$(459,009)
Net cash from financing activities	$275,000	$515,000

Net cash used in operating activities

For the nine months ended September 30, 2016, cash used in operating activities was $542,373 as compared to $459,009 for the nine months ended September 30, 2015. The primary use of cash was to fund the normal operating activities of the Company and acquisition related costs.

Net cash provided by financing activities

For the nine months ended September 30, 2016, net cash provided by financing activities of $275,000 was provided by a related party demand loan. For the nine months ended September 30, 2015, net cash provided by financing activities was $515,000, which was provided by the sale of common stock.

At September 30, 2016, the Company had net working capital deficit of $505,212 as compared to net working capital of $27,476 at December 31, 2015. The decrease in working capital is the result of normal operations of the Company in 2016 and acquisition related costs.

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

Under the direction of our chief executive officer and chief financial officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. Further, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

None.

Item 5.	Other Information

For information regarding recent significant events, please turn to “Recent Events” on page 11.

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

Banyan Rail Services Inc.

Date: November 14, 2016	/s/ Jon Ryan
Jon Ryan,
President, Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)