Form 10-K
period 2016-12-31
Banyan Rail Services Inc.
filed 2017-03-31
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number: 1-9043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State of incorporation)	(I.R.S. Employer Identification No.)

Boca Center, Tower I, 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $2,953,631 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  10,567,235 shares of common stock, $0.01 par value per share, as of March 21, 2017.

PART I

As used in this report, all references to “Banyan,” the “Company,” “we,” “our” and “us” refer to Banyan Rail Services Inc. (formerly B.H.I.T. Inc.).

Forward Looking Statements

This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	successfully raising capital to fund our operations;
•	successfully finding and completing the acquisition of an operating entity;
•	complying with SEC regulations and filing requirements applicable to us as a public company; and
•	any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

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

Item 1. Business.

Overview

Banyan is a shell company without significant operations. Our management team is investigating potential operating companies to acquire and additional sources of financing. Currently we are seeking acquisitions of active companies within various industries throughout North America, but we cannot guarantee we will complete an acquisition.

During 2016, the Company established a wholly-owned subsidiary, Banyan Medical Partners, LLC (“BMP”), and certain other subsidiaries wholly-owned by BMP. The purpose of these companies was to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold its wholly owned subsidiary, BMP and BMP’s wholly owned subsidiaries to Patriot Equity, LLC, a limited liability company owned solely by Gary O. Marino, the Company’s chairman of the board.

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

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks relating to our business and investing in our common stock. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” in Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Company

Banyan is a shell company without significant assets or operations.

Banyan is a shell company without significant operations. Without revenue, we are currently dependent upon loans and equity infusions from a related party to meet our cash needs. Our ability to continue on an on-going basis is dependent upon, among other things, raising capital, obtaining debt financing and identifying an operating business to acquire, among other factors, many of which are beyond our control.

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

We face a variety of risks associated with acquiring and integrating new business operations.  The growth and success of our business will depend on our ability to identify, acquire and operate new assets or businesses. We may compete with companies that have significantly greater resources than we do for potential acquisition candidates.  We cannot provide assurance that we will be able to:

•	identify suitable acquisition candidates or opportunities,
•	acquire assets or business operations on commercially acceptable terms,
•	obtain financing necessary to complete an acquisition on reasonable terms or at all,
•	satisfy the terms and conditions of any state or federal regulatory approvals required for an acquisition,
•	manage effectively the operations of acquired businesses, or
•	achieve our operating and growth strategies with respect to the acquired assets or businesses.

Businesses that we acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on our business, financial condition, and operating results.

Certain employees and directors own a significant interest in Banyan.

Certain directors and officers control 67.12% of our outstanding common shares. Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of Banyan, regardless of whether a premium is offered over then-current market prices.

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

Our ability to make scheduled dividend payments on our preferred stock will depend primarily on our ability to successfully find an operating entity to acquire, as well as the future performance of that entity, all of which to a certain extent is subject to economic, financial, competitive and other factors beyond our control.  We have been unable to make payments on our outstanding preferred stock and many of our preferred shareholders have agreed to accept common stock in lieu of cash dividends. There can be no assurance that our business plan will generate sufficient cash flow to pay mandatory preferred stock dividends or meet our other cash needs.

Risks Relating to Our Shares

Outstanding convertible preferred stock may depress the price of our common stock.

As a result of the private placements including issuances of preferred stock in 2012 and prior years, there are shares of outstanding preferred stock which can be converted into as many as 103,750 shares of our common stock for $12.50 per share.  If the shares of preferred stock are converted, your ownership of the Company will be diluted. In addition, the issuance of a significant number of shares upon conversion of shares of preferred stock could depress the price of our stock if there isn’t enough demand for the shares in the market. Even if the shares of preferred stock are not converted, the large number of shares issuable upon conversion of the preferred stock could cause an overhang on the market.

If you invest in Banyan, you may experience substantial dilution and the market price of our shares may decrease.

In the event we identify and obtain an operating entity, there may be a dilutive effect on the holders of our securities. In addition, as part of our recruitment process and in connection with our efforts to attract and retain employees and directors, we may offer stock options, restricted stock or other types of equity-based incentives to our future employees and directors. The Company’s issuance of equity-based incentives to new hires, senior management and directors, may cause you significant dilution as a result of such issuances. Although shares of common stock issued in conjunction with private placements and to be issued upon conversion of our preferred stock will be “restricted” securities under the Securities Act of 1933 prior to any registration statement being filed and being declared effective by the SEC, they may nonetheless be sold prior to that time in reliance on registration exemptions contained in Rule 144 of the Securities Act, subject to certain resale restrictions imposed by Rule 144.  Such issuances and sales may also depress the market price of our shares.

Our common stock is considered a “penny stock.”

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

As of December 31, 2016, we have 10,375 shares of preferred stock outstanding. Pursuant to our certificate of incorporation, our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the common stockholders. The holders of the preferred stock are entitled to receive payment before any of the common stockholders upon liquidation of the Company and we cannot pay a dividend on our common stock unless we first pay dividends required by our preferred stock. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock. In December 2012, the Company extended an offer to preferred shareholders to receive payment of dividends in the form of common stock in lieu of cash. For the years ended December 31, 2016 and 2015, respectively, 0% and approximately 56.3% of the annual dividend due to preferred shareholders was paid in common stock; the balance will remain accrued until such time as the Company has sufficient cash from operations to issue cash payment. We do not anticipate paying cash dividends on our common stock in the foreseeable future. As the Company issues payment of these dividends in common stock, your ownership percentage in Banyan is diluted.

We do not intend to pay any cash dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of cash dividends depends on our future earnings, financial condition and other business and economic factors that our board of directors may consider relevant.  Because we do not intend to pay cash dividends, the return on your investment may be limited to the market price of the shares.

Item 2. Properties.

We do not own any real property.

Item 3. Legal Proceedings.

The Company is not a party, nor is its property the subject of, any material pending legal proceedings.

Item 4. Mine Safety

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTCQB under the symbol “BARA.” The last reported sale price as of March 21, 2017 was $0.50 per share. The following table lists the high and low closing sale prices of our stock during 2016 and 2015 as reported on OTCQB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended December 31,
	2016		2015
	High	Low	High	Low
Fourth Quarter	$0.85	$0.40	$1.05	$0.55
Third Quarter	$1.00	$0.75	$0.75	$0.40
Second Quarter	$0.90	$0.60	$1.50	$0.60
First Quarter	$1.05	$0.65	$2.70	$1.16

There were approximately 721 stockholders of record of Banyan’s common stock as of March 21, 2017. There are additional stockholders who own stock in their accounts at brokerage firms and other financial institutions.

Common Stock

As of December 31, 2016, our certificate of incorporation authorized us to issue 50.0 million shares of common stock, par value $0.01 per share. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors. Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions. Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts, preferred stock and other liabilities.

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

Our board has the authority and has in the past exercised its discretion to exempt shareholders from the foregoing limitations if such shareholders can provide evidence to assure the board that no NOLs will be lost or limited by such exemption or the board determines such exemption is in the best interests of Banyan.

Dividends

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our common stock.

Stock Options

In 2016, no compensatory stock options were issued and 5,000 shares expired on June 26, 2016.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Overview

Banyan is a shell company without significant operations. Our management team is investigating potential operating companies to acquire and additional sources of financing. Currently we are seeking acquisitions of active companies within various industries throughout North America, but we cannot guarantee we will complete an acquisition in any of these industries.

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

The Company’s ability to continue on a going-concern basis is dependent upon, among other things, raising capital, obtaining debt financing and finding an operating business to acquire, and other factors, many of which are beyond our control.

The Company intends to keep its statutory filings current.

Recent Events

Sale of Subsidiary

During 2016, the Company established a wholly-owned subsidiary, Banyan Medical Partners, LLC (“BMP”), and certain other subsidiaries wholly-owned by BMP. The purpose of these companies was to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold its wholly owned subsidiary, BMP and BMP’s wholly owned subsidiaries to Patriot Equity, LLC, (“Patriot”) a limited liability company owned solely by Gary O. Marino, the Company’s chairman of the board. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note balance due to Boca Equity Partners LLC (“BEP”). The consideration of $277,756 will be used to recoup the $110,000 in property deposits as of December 31, 2016 and other 2016 expenses incurred by the Company on behalf of BMP. The Company will retain its obligations under the portion of the note to BEP not assumed by BMP in the amount of $313,177. The sale of BMP was approved by the independent members of the Company’s board.

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino and the Company’s interim chief executive officer, president and chief financial officer, Paul S. Dennis, and director Donald S. Denbo also hold membership interests in BEP.

Financing Agreements

Preferred stock dividends for Series A Preferred Stock for the years ended December 31, 2016 and 2015 are accrued in the amount of $103,750 per annum. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Several preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of preferred stock dividends accrued at December 31, 2015 for those preferred shareholders who accepted the common stock in lieu of cash offer. The total accrued but unpaid preferred stock dividends for Series A is $329,017 as of December 31, 2016. The remaining accrual will be paid when the Company has sufficient cash flows as determined by the board of directors.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (“Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was replaced, cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (“New Note”) with BEP. The New Note balance as of December 31, 2016 was $471,826, which represents advances from BEP under the Note and New Note, advances made since the date of the Note and New Note and interest accrued thereon. Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino and the Company’s interim chief executive officer, president and chief financial officer, Paul S. Dennis, and director Donald S. Denbo also hold membership interests in BEP.

Common Stock Issuance

On August 8, 2016, the Company issued an aggregate of 220,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino, and Jon D. Ryan as compensation for services as directors in 2016. The Company recorded compensation expense in the amount (included in general and administrative on the Consolidated Statement of Operations) of $165,000 for the value of their services as of September 30, 2016. The compensation expense is based on the $0.75 a share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the year ended December 31, 2016, there were no significant changes to the critical accounting policies.

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

Fair Value of Financial Instruments

Recorded financial instruments at December 31, 2016 consist of cash and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Results of Operations

The following table summarizes our results for the years ended December 31, 2016 and 2015:

	Years ended December 31,		Variance
	2016	2015	$	%

General & administrative expenses	$859,401	$1,104,478	$(245,077)	-22.2%
Loss from operations	(859,401)	(1,104,478)	(245,077)	-22.2%
Interest expense	(13,208)	-	13,208	100.0%
Net loss	$(872,609)	$(1,104,478)	$231,869	-21.0%

General and Administrative Expenses

The table below summarizes the general and administrative expenses for the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Variance
	2016	2015	$	%

Compensation Costs	$370,858	$761,700	$(390,842)	-51%
Public Company Costs	29,856	68,500	(38,644)	-56%
Accounting Fees	64,785	60,659	4,126	7%
Legal Fees	85,846	96,077	(10,231)	-11%
Consulting Services	107,727	-	107,727	100%
Other Costs	56,488	20,994	35,494	169%
Office Expense	101,387	58,465	42,922	73%
Insurance	42,454	38,083	4,371	11%
Consolidated general and administrative	$859,401	$1,104,478	$(245,077)	-22%

General and administrative expenses for the year ended December 31, 2016 were $859,401 as compared to $1,104,478 for the year ended December 31, 2015. The primary reason for the decrease was a decrease in compensation costs of $390,842 due to a decrease in director stock compensation and a decrease in public company costs due primarily to decreased stock transfer services. These decreases are offset by increases in (1) professional fees and consulting services related to pursuing operating acquisition opportunities, (2) other costs including travel expenses increasing approximately $18,000 related to pursuing operating acquisition opportunities and dues and subscriptions increasing approximately $8,000 and (3) office expense increasing primarily to office lease and administrative support costs.

Interest expense

Interest expense was $13,208 and $0 for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense was due to the increase in note payable due to related party of $458,618 as of December 31, 2016 from $0 as of December 31, 2015.

Income tax expense

Income tax expense was $0 for the years ended December 31, 2016 and 2015, respectively, due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

The Company’s net deferred tax assets before valuation allowance as of December 31, 2016 and 2015, was $2,838,189 and $2,536,507, respectively, most of which relates to net operating losses that expire from 2019 to 2036. The Company recorded an operating loss for the year and has a history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net loss attributable to common stockholders

Net loss attributable to common shareholders was ($0.09) per share for the year ended December 31, 2016 as compared to ($0.15) per share for the year ended December 31, 2015. The difference of ($0.06) per common share is primarily the result of a reduction in net loss attributable to common stockholders of $231,869 and an increase of 2,221,312 in the weighted average number of common shares outstanding.

Financial Condition and Liquidity

Our cash balances at December 31, 2016 and 2015 were $450 and $327,382, respectively. The following is a summary of our cash flow activity for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Net cash used in operating activities	$(785,550)	$(603,519)
Net cash provided by financing activities	$458,618	$528,500

Net cash used in operating activities

For the year ended December 31, 2016, our net loss of ($872,609) adjusted for non-cash expenses and benefits was ($707,609). This use of cash increased resulting from an increase in property deposits and prepaid and other current assets of $132,951 and was offset by an increase in accounts payable and accrued expenses of $41,802 and an increase in accrued interest due to related party of $13,208.

For the year ended December 31, 2015, our net loss of ($1,104,478) adjusted for non-cash expenses and benefits was ($548,958). This use of cash increased resulting from a decrease in accounts payable and accrued expenses of $45,809 and an increase in prepaid insurance of $8,752.

At December 31, 2016, the Company had a deficiency in working capital of $754,634 as compared to working capital of $27,476 at December 31, 2015. The change in working capital is primarily the result of 2016 losses incurred by the Company in excess of a loan received from BEP. The Company recognizes that, due to the lack of operations and cash flow, it will have to rely upon loans from a related party and future capital contributions from investors to generate cash flow for the foreseeable future.

Net cash provided by financing activities

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (“Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was replaced, cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (“New Note”) with BEP. The New Note balance as of December 31, 2016 was $471,826, which represents advances from BEP under the Note and New Note, advances made since the date of the Note and New Note and interest accrued thereon. Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino and the Company’s interim chief executive officer, president and chief financial officer, Paul S. Dennis, and director Donald S. Denbo also hold membership interests in BEP.

During 2015, the Company issued 2,936,111 shares of common stock to accredited investors for $528,500. The proceeds of the advances were used to fund working capital requirements.

Preferred stock dividends for Series A are accrued for years ended December 31, 2016 and 2015 in the amount of $103,750 per annum. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Several preferred shareholders accepted the common stock in lieu of cash. In 2016 and 2015, respectively, the Company issued shares of common stock in lieu of $29,249 and $58,500 of preferred stock dividends accrued at year end for those preferred stockholders who accepted the common stock in lieu of cash offer.

New Accounting Pronouncements

Not applicable.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2016 and 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements for the years ended December 31, 2016 and 2015 follow this annual report, beginning on page 28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 20, 2017, the board of directors ratified the dismissal of the Company’s independent registered accounting firm of Daszkal Bolton LLP and engaging the new firm of Zachary Salum and Auditors PA. There were no disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

At the end of December 31, 2016, we carried out evaluations of our effectiveness of internal control over financial reporting under the direction of our Chief Executive Officer and Chief Financial Officer. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2016, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are:

Gary O. Marino, age 72, joined our board in January 2007, was appointed chairman in January 2008 and also served as our chief executive officer from November 2008 until he stepped down in October 2013. Mr. Marino served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, from 2005 until 2012, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his broad experience as an entrepreneur and CEO.

Paul S. Dennis, age 78, joined the board in January 2007 and was appointed interim chief executive officer, president and chief financial officer on November 28, 2016. Previously, Mr. Dennis served as interim chief executive officer from April 2008 and chief financial officer from February 2007 to November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur and CEO.

Donald S. Denbo, age 67, joined the board in October 2013. Mr. Denbo has over 40 years of business experience, and is a founding member of Commercial Insurance Associates, LLC (CIA), an independent insurance agency specializing in risk management for a diversified client base. His knowledge and practice is varied, as it encompasses his more than 30 years of success in the insurance industry. In addition, Mr. Denbo has been an owner of Denbo Metal Recovery and a director of Tennessee Valley Recycling LLC, Bancroft Technology Group, Jet Plex Associates, Shadow Bluff Development, Reid Hill and Greymont Kennels, LLC. Mr. Denbo’s education includes a B.S. and M.S. in Psychology from the University of Tennessee, studies at the Vanderbilt School of Medicine and a PhD in Economics from the London School of Economics. We believe Mr. Denbo is highly qualified to serve on Banyan’s board due to his broad experience as an entrepreneur.

The board of directors has established certain attributes that it seeks in identifying candidates for directors. In particular, they look for individuals who have very high integrity, business savvy, an owner-oriented attitude and a deep genuine interest in Banyan. These are the same attributes that Gary O. Marino, Banyan’s Chairman, believes to be essential if one is to be an effective member of the board of directors. In considering candidates for director, the board considers the entirety of each candidate’s credentials in the context of these attributes. In the judgment of the Board, as a whole, each of the directors possesses such attributes.

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

Code of Ethics

In March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Paul S. Dennis, Boca Center, Tower 1, 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Based solely on our review of copies of reports furnished to us, we believe all Section 16(a) filing requirements were timely met in 2016. Copies of these filings are available on our website at www.banyanrail.net or the SEC’s website at www.sec.gov.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid by us to our executive officers for the years ended December 31, 2016 and 2015, as determined in accordance with SEC rules.

			Other **
Name and Principal Position	Year	Salary ($)	($)	Total ($)
Paul S. Dennis	2016	-	10,000	10,000
Interim Chief Executive and Financial Officer, President, Director	2015	-	50,400	50,400

Jon D. Ryan *	2016	197,489	15,000	212,489
Chief Executive and Financial Officer, President, Director	2015	206,180	-	206,180

(*)	Mr. Ryan resigned on November 28, 2016 and Mr. Dennis was appointed interim chief executive and financial officer and president.

(**)	Reflects the value of shares issued to Messrs. Dennis and Ryan as compensation for serving on the board of directors. Mr. Dennis was not compensated for serving as interim CEO, president and CFO.

Director Compensation

On August 8, 2016, we issued an aggregate of 220,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino and Jon D. Ryan as compensation for services as a director. The value of which is reflected in the table below, except for Messrs. Dennis and Ryan’s compensation which is described above under Summary Compensation.

On July 7, 2015, we issued an aggregate of 896,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman and Gary O. Marino as compensation for services as a director. The value of which is reflected in the table below, except for Mr. Dennis’ compensation which is described above under Summary Compensation.

				Option	All Other
			Bonus	Awards	Compensation
Name and Principal Position	Year	Salary ($)	($)	($)	($)	Total ($)
Gary O. Marino	2016	$-	$-	$-	$10,000	$10,000
Chairman	2015	-	-	-	50,400	50,400
Donald S. Denbo	2016	-	-	-	10,000	10,000
Director	2015	-	-	-	30,240	30,240
Mark L. Friedman (1)	2016	-	-	-	10,000	10,000
Director	2015	-	-	-	30,240	30,240

(1)	Mr. Friedman resigned effective March 15, 2017

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors and executive officers (current and former) and significant stockholders as of March 21, 2017.

Name and Address (1)	Common Stock	Percentage

Gary O. Marino (2)
5200 Town Center Circle, Suite 550
Boca Raton, FL 33486	5,829,725	55.17%

Paul S. Dennis (3)
5200 Town Center Circle, Suite 550
Boca Raton, FL 33486	486,920	4.61%

Donald D. Redfearn (4)
5200 Town Center Circle, Suite 550
Boca Raton, FL 33486	2,000	.02%

Jon D. Ryan (5)
5200 Town Center Circle, Suite 550
Boca Raton, FL 33486	198,889	1.88%

Donald S. Denbo (6)
5200 Town Center Circle, Suite 550
Boca Raton, FL 33486	366,841	3.47%

Mark L. Friedman (7)
5200 Town Center Circle, Suite 550
Boca Raton, FL 33486	208,000	1.97%

Total	7,092,375	67.12%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned. Unless otherwise indicated, the address of each of the beneficial owners identified is Boca Center, Tower 1, 5200 Town Center Circle, Suite 550, Boca Raton, FL 33486.
(2)	2,726,114 shares of common stock are held by Banyan Rail Holdings LLC. Gary O. Marino, the Company’s Chairman, is the president and a significant stockholder of Banyan Rail Holdings LLC. 3,097,778 shares of common stock are held by Marino Family Holdings, LLC. Mr. Marino is the manager of Marino Family Holdings, LLC.
(3)	93,961 shares of common stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified.
(4)	Mr. Redfearn resigned as a director on June 13, 2016.
(5)	Mr. Ryan resigned as an officer and a director on November 28, 2016.
(6)	158,841 shares of common stock are held by Coalbrookdale Partners, for which Mr. Denbo is a partner.
(7)	Mr. Friedman resigned as a director on March 15, 2017.

Equity Compensation Plan Information

We have not issued any other options, warrants or rights in 2016 or 2015 under our Equity Compensation Plan. In 2016 and 2015, 5,000 and 10,000 options, respectively, expired for our directors. Our equity plans are summarized in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$-0-	272,000
Equity compensation plans not approved by security holders	—
Total	—	$-0-	272,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

On December 29, 2014, the Company agreed to issue 1,807,408 shares of common stock to Banyan Holdings in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. Gary O. Marino, the Company’s chairman, is the president of Banyan Holdings and a significant owner of the Company. The shares were issued in January 2015. The Company recorded a discount of $3,922,073 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as interest expense in 2014.

On December 29, 2014, the Company agreed to issue 2,777,778 shares to Marino Holdings, LLC for $0.18 a share or $500,000 in total. Gary O. Marino, the Company’s chairman, is the manager of Marino Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as compensation expense in 2014.

On December 29, 2014, the Company agreed to issue 138,889 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The shares were issued in January 2015. The proceeds of the money received were used to fund working capital requirements. Donald S. Denbo, a director of the Company, is a partner in Coalbrookdale Partners. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as compensation expense in 2014.

Also on December 29, 2014, the Company agreed to issue 138,889 Shares to Jon D. Ryan for $0.18 a share, or $25,000 in total. Mr. Ryan was the Company’s chief executive officer, president and chief financial officer of the Company at the time the shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as compensation expense in 2014.

On July 7, 2015, the Company issued an aggregate of 896,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman and Gary O. Marino as compensation for services as a director. The Company recorded compensation expense in the amount (included in general and administrative on the Consolidated Statement of Operations) of $555,520 for the value of their services in 2015.

On June 1, 2015, the Company entered into a month-to-month office lease and administrative support agreement (the “Agreement”) with BEP. The Agreement was effective as of January 1, 2015 and terminated on October 1, 2016, the effective date of a new agreement (the “New Agreement”). The Agreement and New Agreement provide for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $4,750 and $6,605 per month, respectively. In addition, the New Agreement calls for the Company to reimburse BEP a one-time charge in the amount of $37,122 related to the costs of the set-up of the new office and move.

Also on June 1, 2015, the Company entered into a support agreement (the “Support Agreement”) with BEP. The Support Agreement was effective as of January 1, 2015 and terminated on October 1, 2016, the effective date of a new support agreement (the “New Support Agreement”). The Support Agreement and the New Support Agreement provide for corporate support services. The Support Agreement and the New Support Agreements are for a month-to-month term and the New Support Agreement will terminate upon the Company’s payment of a success fee, should the Company acquire more than 50% of the assets or capital stock of any company (an “Acquisition”) during the terms of the Support Agreement or the New Support Agreement or within the one year period following the termination of either. Within five days of the closing of any potential Acquisition, Banyan will pay to BEP 2% of the cash purchase price paid by the Company to the seller(s) for the Acquisition.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was replaced, cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (“the New Note”) with BEP. The New Note balance as of December 31, 2016 was $471,826 which represents advances from BEP under the Note, advances made since the date of the Note and interest accrued thereon. The New Note bears interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request.

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino, the Company’s interim chief executive officer, president and chief financial officer, Paul S. Dennis, and director, Donald S. Denbo also hold membership interests in BEP.

Director Independence

Our board has determined that Donald S. Denbo is “independent” as defined by NASDAQ Stock Market Listing Rule 5605(a) (2). Although we are not listed for trading on the NASDAQ stock market, we have selected the NASDAQ rules as an appropriate guideline for determining the independence of our board members.

Item 14. Principal Accounting Fees and Services.

On January 20, 2017, the board of directors ratified the dismissal of the Company’s independent registered accounting firm of Daszkal Bolton LLP and engagement of the new firm of Zachary Salum and Auditors PA. No payments were made to Zachary Salum and Auditors PA for the year ending December 31, 2016.

Daszkal Bolton LLP served as our independent registered public accounting firm through January 19, 2017 as described above and was paid $48,000 and $53,109 for their review of the Company’s Form 10-Q’s for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and for the audit of the Form 10-K for the year ended December 31, 2015. Additionally, Daszkal Bolton LLP was paid $5,500 and $7,550 for certain tax services for the year ended December 31, 2016 and 2015, respectively. Also, Daszkal Bolton LLP was paid $3,465 and $2,050 for other consulting services during the years ending December 31, 2016 and 2015, respectively.

Because of the size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Zachary Salum and Auditors PA. Our board believes the services provided by Zachary Salum and Auditors PA are compatible with maintaining our auditor’s independence.

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

10.2	Support Agreement, dated June 1, 2015, by and between Banyan Rail Services Inc. and Boca Equity Partners, LLC. Exhibit 10.2 to the Form 8-K dated June 5, 2015 is incorporated by reference herein.

10.3*	Office Lease and Administrative Support Agreement dated February 3, 2017, by and between Banyan Rail Services, Inc. and Boca Equity Partners LLC

10.4*	Support Agreement dated February 3, 2017, by and between Banyan Rail Services, Inc. and Boca Equity Partners LLC.

10.5	Demand Note and Loan Agreement, dated July 27, 2016, by and between Banyan Rail Services, Inc. and Boca Equity Partners LLC. Exhibit 10.1 to the Form 8-K dated July 27, 2016 is incorporated by reference herein.

10.6	Demand Note and Loan Agreement, dated December 31, 2016, by and between Banyan Rail Services, Inc. and Boca Equity Partners LLC. Exhibit 10.1 to the Form 8-K dated February 24, 2017 is incorporated by reference herein.

10.7	Purchase Agreement, dated March 9, 2017, by and between Banyan Rail Services, Inc. and Patriot Equity, LLC. Exhibit 10.1 to the Form 8-K dated March 9, 2017 is incorporated by reference herein.

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Banyan Rail Services Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Rail Services Inc.

Date: March 31, 2017	/s/ Paul S. Dennis
By Paul S. Dennis,
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2017	/s/ Paul S. Dennis
By Paul Dennis,
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Banyan Rail Services Inc. and in the capacities and on the dates indicated.

Date: March 31, 2017	/s/ Gary O. Marino
By Gary O. Marino,
Chairman of the Board

Date: March 31, 2017	/s/ Paul S. Dennis
By Paul S. Dennis, Director

Date: March 31, 2017	/s/ Donald S. Denbo
By Donald Denbo, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Banyan Rail Services, Inc. and Subsidiaries

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Banyan Rail Services, Inc. and Subsidiaries as of December 31, 2016, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. Banyan Rail Services, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Rail Services, Inc. and Subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations, its total liabilities exceeds its total assets, and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zachary Salum Auditors P.A.

South Miami, Florida

March 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Banyan Rail Services, Inc.

Boca Raton, Florida

We have audited the accompanying balance sheet of Banyan Rail Services, Inc. (the “Company”) as of December 31, 2015, and the related statement of operations, stockholders’ equity, and cash flow for each of the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida

March 22, 2016

Banyan Rail Services Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$450	$327,382
Property deposits	110,000	-
Prepaid insurance and other current assets	31,703	8,752
Total current assets	142,153	336,134

Total assets	$142,153	$336,134

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$62,039	$42,304
Accrued payroll	42	4,855
Accrued professional fees	33,863	6,982
Note payable to related party, including accrued interest of $13,208	471,826	-
Accrued dividends	329,017	254,517
Total current liabilities	896,787	308,658

Total liabilities	896,787	308,658

Commitments and contingencies	-	-

Stockholders’ (deficit) equity
Series A Preferred stock, $0.01 par value. 20,000 shares authorized, 10,375 issued at December 31, 2016 and 2015, respectively	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized, 10,567,235 and 10,317,379 issued and outstanding as of December 31, 2016 and 2015, respectively	105,672	103,174
Additional paid-in capital	109,740,902	109,652,901
Accumulated deficit	(110,530,623)	(109,658,014)
Treasury stock, at cost, for 5,655 shares	(70,689)	(70,689)
Total stockholders’ (deficit) equity	(754,634)	27,476

Total liabilities and stockholders’ (deficit) equity	$142,153	$336,134

See Notes to Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2016	2015

General & administrative expenses	$859,401	$1,104,478
Loss from operations	(859,401)	(1,104,478)
Interest expense	(13,208)	-
Net loss	$(872,609)	$(1,104,478)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(103,750)	(103,750)
Total dividends for the benefit of preferred stockholders	(103,750)	(103,750)
Net loss attributable to common stockholders	$(976,359)	$(1,208,228)

Weighted average number of common shares outstanding:
Basic and diluted	10,388,954	8,167,642

Net loss per common share, basic and diluted	$(0.08)	$(0.14)
Net loss attributable to common shareholders per share	$(0.09)	$(0.15)

See Notes to Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(872,609)	$(1,104,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	165,000	555,520
Changes in assets and liabilities:
Increase in property deposits	(110,000)	-
Increase in prepaid expenses and other current assets	(22,951)	(8,752)
Increase (decrease) in accounts payable and accrued expenses	41,802	(45,809)
Increase in accrued interest - related party	13,208	-
Net cash used in operating activities	(785,550)	(603,519)

Cash flows from financing activities:
Proceeds from sale of common stock	-	528,500
Proceeds from demand loan - related party	458,618	-
Net cash provided by financing activities	458,618	528,500

Net decrease in cash	(326,932)	(75,019)
Cash, beginning of period	327,382	402,401
Cash, end of period	$450	$327,382

Non cash financing activities:
Preferred stock dividend in excess of payments	$103,750	$103,750
Issuance of common shares in lieu of cash dividends payable	$29,249	$58,500
Issuance of shares in settlement of loans and advances payable	$-	$11,427,963

See Notes to Consolidated Financial Statements

Banyan Rail Services Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

Years Ended December 31, 2016 and 2015

	Common Stock			Preferred Stock				Treasury Stock
	Shares Issued	Amount	Common Stock Payable	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ equity December 31, 2014	1,563,424	$15,633	$11,427,963	10,375	$104	$97,273,708	$(108,553,536)	5,655	$(70,689)	$93,183

Issuance of common stock	7,857,955	78,581	(11,427,963)			11,936,383				587,001

Stock compensation expense	896,000	8,960				546,560				555,520

Net loss for the year ended December 31, 2015							(1,104,478)			(1,104,478)

Preferred stock dividends						(103,750)				(103,750)

Stockholders’ (deficit) equity December 31, 2015	10,317,379	103,174	-	10,375	104	109,652,901	(109,658,014)	5,655	(70,689)	27,476

Issuance of common stock	29,856	298				28,951				29,249

Stock compensation expense	220,000	2,200				162,800				165,000

Net loss for the year ended December 31, 2016							(872,609)			(872,609)

Preferred stock dividends						(103,750)				(103,750)

Stockholders’ (deficit) equity December 31, 2016	10,567,235	$105,672	$-	10,375	$104	$109,740,902	$(110,530,623)	5,655	$(70,689)	$(754,634)

See Notes to Consolidated Financial Statements

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company is actively seeking to acquire active businesses within a variety of industries throughout North America.

Liquidity and Going Concern (See Note 4) The Company’s ability to continue a going-concern basis is dependent upon, among other things, raising capital, finding an operating business to acquire, and other factors, many of which are beyond our control.

Note 2.  Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and its subsidiaries.

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

Fair Value of Financial Instruments

Recorded financial instruments as of December 31, 2016 consist of cash, prepaid expenses, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.  Summary of Significant Accounting Policies (Continued)

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2018. As the Company does not as yet generate revenue from customers, adoption of the standard is expected to have no impact on the accompanying consolidated financial statements.

During 2016, the Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Updates (“ASUs”) 2016-01 through 2016-17. Except for ASU 2016-02, 2016-09, and 2016-15, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Because neither the Company nor any of its subsidiaries are parties to any leases, this ASU has no impact on the accompanying consolidated financial statements.

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. This ASU will not have a material impact on the Company’s condensed financial statements.

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

Note 4.  Liquidity and Going Concern

At and for the period ended December 31, 2016, the Company had a net working capital deficit of $754,634 and incurred negative cash flows from operating activities of $785,550. The Company’s future liquidity and capital requirements are dependent upon many factors, including our ability to identify and complete acquisitions as well as the success of any business we do acquire. We may need to raise additional funds in order to meet working capital requirements, make additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain financing on favorable terms or at all. If we are unable to raise needed capital, our growth and our ability to continue as a going concern will be curtailed. In addition, if we raise capital by selling additional shares of stock, the percentage ownership of our current shareholders will be diluted.

Note 5.  Preferred Stock and Common Stock

Preferred stock dividends for Series A Preferred Stock for the years ended December 31, 2016 and 2015 are accrued in the amount of $103,750 per annum. During 2012, due to the lack of cash flow, the Company offered to pay the accrued dividends in common stock in lieu of cash. Several preferred shareholders accepted the common stock in lieu of cash and the common shares for these dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of preferred stock dividends accrued at December 31, 2015 for those preferred shareholders who accepted the common stock in lieu of cash offer. The total accrued but unpaid preferred stock dividends for Series A is $329,017 and $254,517 as of December 31, 2016 and 2015, respectively. The remaining accrual will be paid when the Company has sufficient cash flows as determined by the board of directors.

On August 8, 2016, the Company issued an aggregate of 220,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino, and Jon D. Ryan as compensation for services as directors in 2016. The Company recorded compensation expense in the amount (included in general and administrative on the Consolidated Statement of Operations) of $165,000 for the value of their services as of September 30, 2016. The compensation expense is based on the $0.75 a share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance.

As of December 31, 2016, Banyan Rail Holdings, LLC (“Banyan Holdings”) and Marino Family Holdings, LLC (“Marino Holdings”) owned 2,726,114 and 3,097,778 shares of common stock, respectively.

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.  (Loss) per Share

The Company excluded from the diluted earnings per share calculation 103,750 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding at December 31, 2016 and 2015, as their inclusion would be anti-dilutive. In addition, the Company excluded 5,000 stock options as of December 31, 2015, which subsequently expired in July 2016 as their inclusion would be anti-dilutive.

Note 7.  Stock-Based Compensation

The Company previously had stock option agreements with its directors and officers for serving on the Company’s board of directors and as officers. The option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life
Balance January 1, 2015	27,500	$12.92	$-	0.5 years
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	(22,500)	(2.62)	-	-
Balance, January 1, 2016	5,000	10.30	-	0.5 years
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	(5,000)	(10.30)	-	-
Balance, December 31, 2016	-	$-	$-	-

Prior to June 30, 2010 the Company had not adopted a formal stock option plan. The number of options issued and the grant dates were determined at the discretion of the Company’s Board. Certain options vested at the date of grant and others vested over a one year period. The options were exercisable for periods not exceeding three to five years from the date of grant. On July 1, 2010, at its annual meeting of stockholders, the 2010 Stock Option and Award Plan was approved.

The fair values of stock options were estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk free interest rate. The risk free interest rate was the five year treasury rate at the date of grant. The expected life was based on the contractual life of the options at the date of grant.

Note 8.  Income Taxes

The provision for income taxes consists of the following components:

As of December 31,
	2016	2015
Current	$-	$-
Deferred	-	-
	$-	$-

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.  Income Taxes (Continued)

The components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2016	2015

Long-term deferred tax assets:
Stock compensation benefit $	219,778	$219,778
Net operating loss carryforward	2,618,411	2,316,729
Total long-term deferred tax assets	2,838,189	2,536,507
Valuation allowance	(2,838,189)	(2,536,507)
	-	-

Long-term deferred tax liabilities:
Intangible assets	-	-
Property and equipment	-	-
Total long-term deferred tax liabilities	-	-

Net deferred tax assets $	-	$-

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2016 was $7,277,408, expiring between 2018 and 2036.

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.  Income Taxes (Continued)

A schedule of the NOLs is as follows:

	Net operating
Tax Year	loss	NOL Expiration
1998	$184,360	2018
1999	187,920	2019
2000	25,095	2020
2001	104,154	2021
2002	15,076	2022
2003	96,977	2023
2004	78,293	2024
2005	70,824	2025
2006	48,526	2026
2007	180,521	2027
2008	876,017	2028
2009	414,784	2029
2010	706,174	2030
2011	836,536	2031
2012	728,812	2032
2013	668,632	2033
2014	573,882	2034
2015	703,263	2035
2016	777,562	2036
	$7,277,408

The Company’s net deferred tax assets before valuation allowance as of December 31, 2016 was $2,838,189, most of which relates to net operating losses that expire from 2018 to 2036. The Company recorded an operating loss for the year and has a history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the year ended December 31, 2016, the Company recorded a valuation allowance of $301,682.

The Company is subject to income taxes in the U.S. federal jurisdiction and Florida state jurisdiction. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2013.

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of permanent differences and the release of the valuation allowance on net deferred tax assets for which realization is certain. The effective tax rates for 2016 and 2015 were computed by applying the federal and state statutory corporate tax rates as follows:

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.  Income Taxes (Continued)

	Year ended December 31,
	2016	2015

Statutory Federal income tax rate	34.00%	34.00%
State income taxes	5.50%	1.00%
Non-deductible compensation	-12.00%	-12.00%
Less valuation allowance	-27.50%	-23.00%
Loss of expiring NOLs	0.00%	0.00%
Other	0.00%	0.00%
	0.00%	0.00%

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

In adopting ASC 740-10, the Company elected to classify interest and penalties related to unrecognized tax benefits as income tax expenses. The Company has no accrued interest and penalties as of the years ended December 31, 2016 and 2015.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2015	$11,400
Additions based on tax positions related to prior years	-
Reductions based on tax positions related to prior years	-
Balance at December 31, 2015	11,400
Additions based on tax positions related to the current year	-
Reductions based on tax positions related to the current year	(11,400)
Balance at December 31, 2016	$-

As of December 31, 2016 and December 31, 2015, the balance in unrecognized tax benefits was $0 and $11,400, respectively. The increases or decreases in each year are the result of management’s assessment that certain positions taken meet or no longer meet the more likely than not criteria established in ASC 740-10.  If these unrecognized tax benefits were ultimately recognized, they would have reduced the Company’s annual effective tax rate.

Note 9.  Related Party Transactions

On December 29, 2014, the Company agreed to issue 1,807,408 shares of common stock to Banyan Holdings in exchange for cancellation of two (2) notes receivable plus accrued interest in the amount $325,333. Gary O. Marino, the Company’s chairman, is the president of Banyan Holdings and a significant owner of the Company. The shares were issued in January 2015. The Company recorded a discount of $3,922,073 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as interest expense in 2014.

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.  Related Party Transactions (Continued)

On December 29, 2014, the Company agreed to issue 2,777,778 shares to Marino Holdings, LLC for $0.18 a share or $500,000 in total. Gary O. Marino, the Company’s chairman, is the manager of Marino Holdings, LLC. and a significant owner of the Company. The proceeds from the sale of the shares were used for working capital purposes. The shares were issued in January 2015. The Company recorded a discount of $6,027,778 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as compensation expense in 2014.

On December 29, 2014, the Company agreed to issue 138,889 shares of common stock to Coalbrookdale Partners as part of a private placement of common stock in exchange for the cancellation of advances made to the Company in the amount of $25,000. The shares were issued in January 2015. The proceeds of the money received were used to fund working capital requirements. Donald S. Denbo, a director of the Company, is a partner in Coalbrookdale Partners. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as compensation expense in 2014.

Also on December 29, 2014, the Company agreed to issue 138,889 Shares to Jon Ryan for $0.18 a share, or $25,000 in total. Mr. Ryan was the Company’s chief executive officer, president and chief financial officer of the Company at the time the shares were issued in January 2015. The Company recorded a discount of $301,389 to reflect the difference between the offering price and the quoted market price on the date the offering was subscribed. The discount was recorded as compensation expense in 2014.

On July 7, 2015, the Company issued an aggregate of 896,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman and Gary O. Marino as compensation for services as a director. The Company recorded compensation expense in the amount (included in general and administrative on the Consolidated Statement of Operations) of $555,520 for the value of their services in 2015.

On June 1, 2015, the Company entered into a month-to-month office lease and administrative support agreement (the “Agreement”) with Boca Equity Partners LLC (“BEP”). The Agreement was effective as of January 1, 2015 and terminated on October 1, 2016, the effective date of a new agreement (the “New Agreement”). The Agreement and New Agreement provide for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $4,750 per month through September 2016 and $6,605 per month effective October 1, 2016. In addition, the New Agreement calls for the Company to reimburse BEP a one-time charge in the amount of $37,122 related to the costs of the set-up of the new office and move.

Also on June 1, 2015, the Company entered into a support agreement (the “Support Agreement”) with BEP. The Support Agreement was effective as of January 1, 2015 and terminated on October 1, 2016, the effective date of a new support agreement (the “New Support Agreement”). The Support Agreement and the New Support Agreement provide for corporate support services. The Support Agreement and the New Support Agreements are for a month-to-month term and the New Support Agreement will terminate upon the Company’s payment of a success fee, should the Company acquire more than 50% of the assets or capital stock of any company (an “Acquisition”) during the terms of the Support Agreement or the New Support Agreement or within the one year period following the termination of either. Within five days of the closing of any potential Acquisition, Banyan will pay to BEP 2% of the cash purchase price paid by the Company to the seller(s) for the Acquisition.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note beared interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (“the New Note”) with BEP. The New Note balance at December 31, 2016 is $471,826 which represents advances from BEP under the Note, advances made since the date of the Note and interest accrued thereon. The New Note bears interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request.

Banyan Rail Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.  Related Party Transactions (Continued)

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino, the Company’s interim chief executive officer, president and chief financial officer, Paul S. Dennis, and director Donald S. Denbo also hold membership interests in BEP.

The Company’s directors are currently not receiving cash compensation for their services but were compensated through the issuance of common shares, see Note 5. Preferred Stock and Common Stock.

The Company’s board of directors and officers beneficially own 7,092,375 shares of the Company’s common stock as of December 31, 2016 (67.12% of the outstanding common stock).

Note 10.  Subsequent Events

During 2016, the Company established a wholly-owned subsidiary, Banyan Medical Partners, LLC (“BMP”), and certain other subsidiaries wholly-owned by BMP. The purpose of these companies was to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold its wholly owned subsidiary, BMP and BMP’s wholly owned subsidiaries to Patriot Equity, LLC, a limited liability company owned solely by Gary O. Marino, the Company’s chairman of the board. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 will be used to recoup the $110,000 in property deposits as of December 31, 2016 and other 2016 expenses incurred by the Company on behalf of BMP.

