Form 10-Q
period 2017-03-31
Banyan Rail Services Inc.
filed 2017-05-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission file number: 001-09043

Banyan Rail Services Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Boca Center, Tower 1, 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486
(Address of principal executive offices) (Zip Code)

561-617-8050
(Registrant’s telephone number, including area code)

Boca Center, Tower I, 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486
(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2017, the registrant had 10,567,235 shares of common stock, $0.01 par value per share, outstanding.

BANYAN RAIL SERVICES INC.

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

Banyan Rail Services Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$673,043	$450
Property deposits	-	110,000
Prepaid insurance and other assets	21,781	31,703
Total current assets	694,824	142,153

Total assets	$694,824	$142,153

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$67,016	$62,039
Accrued payroll	-	42
Accrued professional fees	10,200	33,863
Accrued expenses	30,697	-
Notes payable to related parties, including accrued interest of $25,486 and $13,208	342,536	471,826
Total current liabilities	450,449	567,770

Total liabilities	450,449	567,770

Commitments and contingencies	-	-

Stockholders' (deficit) equity
Series A Preferred stock, $.01 par value. 20,000 shares authorized, 10,375 issued at March 31, 2017 and December 31, 2016, respectively	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized, 10,567,235 issued as of March 31, 2017 and December 31, 2016	105,616	105,672
Additional paid-in capital	109,999,286	110,069,919
Accumulated deficit	(110,535,631)	(110,530,623)
Treasury stock, at cost, for 5,655 shares	-	(70,689)
Common stock subscribed	675,000	-
Total stockholders' (deficit) equity	244,375	(425,617)

Total liabilities and stockholders' (deficit) equity	$694,824	$142,153

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2017	2016

General & administrative expenses	$110,486	$169,246
Loss from operations	(110,486)	(169,246)
Interest expense	(12,278)	-
Sale of Banyan Medical Partners	117,756	-
Net loss	$(5,008)	$(169,246)

Net loss attributable to common stockholders	$(5,008)	$(169,246)

Weighted average number of common shares outstanding:
Basic and diluted	10,567,235	10,331,487

Net loss per common share from continuing operations, basic and diluted	$(0.00)	$(0.02)
Net loss attributable to common stockholders per share	$(0.00)	$(0.02)

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,008)	$(169,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease in property deposits	110,000	-
Decrease in prepaid expenses	9,922	(741)
Increase in accounts payable and accrued expenses	11,969	23,772
Increase in accrued interest - related party	12,278	-
Net cash provided by (used in) operating activities	139,161	(146,215)

Cash flows from financing activities:
Payment of note payable - related party	(268,101)	-
Proceeds on note payable - related party	126,533	-
Proceeds from common stock subscribed	675,000	-
Net cash provided by financing activities	533,432	-

Net increase (decrease) in cash	672,593	(146,215)
Cash at beginning of period	450	327,382
Cash at end of period	$673,043	$181,167

Non cash financing activities:
Issuance of common shares in lieu of cash dividends payable	$-	$29,250

See Notes to Condensed Consolidated Financial Statements

Banyan Rail Services Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
Periods Ended March 31, 2017 and December 31, 2016

	Common Stock		Common	Preferred Stock		Additional		Treasury Stock
	Shares Issued	Amount	Stock Subscribed	Shares Issued	Amount	Paid in Capital	Accumulated Deficit	Shares Issued	Amount	Total
Stockholders’ (deficit) equity December 31, 2015	10,317,379	$103,174	$-	10,375	$104	$109,878,168	$(109,658,014)	5,655	$(70,689)	$252,745

Issuance of common stock	29,856	298				28,951				29,249
Stock compensation expense	220,000	2,200				162,800				165,000
Net loss for the year ended December 31, 2016							(872,609)			(872,609)
Stockholders’ (deficit) equity December 31, 2016	10,567,235	105,672	-	10,375	104	110,069,919	(110,530,623)	5,655	(70,689)	(425,617)

Common stock subscribed			675,000							675,000
Net loss for the three months ended March 31, 2017							(5,008)	(5,655)		(5,008
Retire treasury stock		(56)				(70,633)			70,689	-
Stockholders’ (deficit) equity March 31, 2017	10,567,235	$105,616	$675,000	10,375	$104	$109,999,286	$(110,535,631)	-	$-	$244,375

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

Note 1. Nature of Operations

Banyan Rail Services Inc. (the “Company”), was originally organized under the laws of the Commonwealth of Massachusetts in 1985 and was reorganized as a Delaware corporation in 1987. In 2016, our management team determined to pursue the acquisition, purchase and management of well-located medical office buildings throughout the United States with the intention of aggregating multiple properties with strong fundamentals in certain attractive geographic locations, particularly in the sunbelt states. We believe that investing in medical office buildings will generate strong cash flow and produce significantly increased value for our stockholders. Although we believe the acquisition and ownership of medical office buildings is fundamentally sound, there is no assurance that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of these properties. For more information concerning these risks, please see Part II, Section 1A – “Risk Factors.”

In preparation for this new strategy, our management team is focused on repositioning the Company, both operationally and financially. In addition to seeking equity and debt financing, we have taken the actions described below under “Recent Events” to strengthen our balance sheet and pursue our new strategy.

Note 2. Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company account balances have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and its subsidiaries.

Note 3. Going Concern

Our independent certified public accounting firm issued its report dated March 27, 2017 in connection with the audit of our financial statements for the year ended December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not currently generate revenue and is dependent on generating funds through debt or equity capital raises to cover its general and administrative costs.

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company recognized a net loss of $5,008 and $169,246 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company had net working capital of $244,375 as compared to net working capital deficit of ($567,770) at December 31, 2016.

In February 2017, we began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). On May 15, 2017, we accepted subscriptions for $1,369,755 in the 2017 Private Placement which will result in the issuance of 9,131,700 shares of our common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. From time to time our cash deposits exceed federally insured limits and currently the cash balance exceeds federally insured limits by $423,043.

Fair Value of Financial Instruments

Recorded financial instruments as of March 31, 2017 consist of cash, prepaid expenses, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with the provision included in ASC 260, Earnings per Share (“ASC 260”). Under ASC 260, basic and diluted income (loss) per share is computed by dividing net income (loss) available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic loss per common share excludes the effect of potentially dilutive securities, while diluted loss per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.

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

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company, and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Preferred Stock Dividends

The holders of Series A Preferred Stock shall be entitled to receive cumulative, non-compounded cash dividends on each outstanding share of Series A Preferred Stock at the rate of 10.0% of the Issuance Price per annum (“Series A Preferred Dividends”), which began accumulating on January 1, 2010. The Series A Preferred Dividends shall be payable semiannually to the holders of Series A Preferred Stock, when and as declared by the Board of Directors. As of March 31, 2017 and December 31, 2016, no dividends have been declared by the board of directors.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2018. As the Company does not yet generate revenue, adoption of the standard is expected to have no impact on the accompanying condensed consolidated financial statements.

During 2016, the FASB has issued Accounting Standards Updates (“ASUs”) 2016-01 through 2016-17. Except for ASU 2016-02, 2016-09, and 2016-15, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore are expected to have a minimal, if any, impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Because neither the Company nor any of its subsidiaries are parties to any leases, this ASU had no impact on the accompanying condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU is adopted and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 5. Preferred Stock and Common Stock

In April 2017, we offered shares of our common stock to the holders of our preferred stock in exchange for their preferred shares and accumulated dividends on the preferred. Pursuant to the offer, each share of preferred stock would be exchanged for 200 common shares. If all of the preferred stockholders accept, we would issue a total of 2,733,034 shares of our common stock and no shares of preferred stock would remain outstanding, although we cannot predict how many of the preferred stockholders will accept our offer. The offer expires on May 26.

In February 2017, we began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). On May 15, 2017, we accepted subscriptions for $1,369,755 in the 2017 Private Placement which will result in the issuance of 9,131,700 shares of our common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act.

Preferred Stock Dividends

From the date of the original issuance of the series A preferred stock, February 1, 2010, the Company’s board of directors had not declared the payment of Series A Cumulative Preferred Dividends on the issued and outstanding shares of preferred stock other than for the dividends paid with common shares as discussed below.

Beginning June 30, 2010, the Company was recording Series A Cumulative Preferred Dividends, that had not been declared by the board of directors, on the balance sheet as a liability to dividends payable. A liability should not be recorded since the dividends were not declared by the board of directors.

Certain Series A Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Series A Cumulative Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Series A Preferred Stock Dividends for those Series A Preferred stockholders who accepted the common stock in lieu the of cash offer.

 Series A Cumulative Preferred Stock Dividends scheduled and accumulated:

	Scheduled	Accumulated
December 31, 2015		$254,517
June 30, 2016	$22,625	$277,142
December 31, 2016	$51,875	$329,017

As of March 31, 2017, Banyan Rail Holdings LLC (“Banyan Holdings”) and Marino Family Holdings LLC owned 2,726,114 and 3,097,778 shares of common stock of the Company, respectively.

Note 6. Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $0. The effective tax rate for the three months ended March 31, 2017 and 2016 was 0%. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry-forward generated during the period.

The Company recorded an operating loss for the quarter, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it is more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Note 7. Earnings (loss) per Share

The Company excluded from its diluted earnings per share calculation 103,750 shares issuable upon conversion of shares of convertible preferred stock that were outstanding at both March 31, 2017 and 2016, as their inclusion would be anti-dilutive.

Note 8. Stock-Based Compensation

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number	Exercise Price	Fair Value at	Contractual	Intrinsic
	of Shares	per Share	Grant Date	Life	Value
Balance January 1, 2016	5,000	$10.30	$-	0.5 years	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	(5,000)	(10.30)	-	-	-
Balance, January 1, 2017	-	-	-		-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance, March 31, 2017	-	$-	$-	-	$-

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

Note 9. Related Party Transactions

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with Boca Equity Partners LLC (“BEP”) providing for draws of up to $250,000. Loans under the Note bear interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP. The New Note balance at March 31, 2017 was $342,536 which represents advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bears interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request.

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP. Mr. Marino, Mr. Paul S. Dennis, the Company’s interim chief executive officer, interim president and interim chief financial officer, and Donald S. Denbo, a member of the Company's board of directors, also hold membership interests in BEP.

During 2016, the Company established a wholly-owned subsidiary, Banyan Medical Partners, LLC (“BMP”), and certain other subsidiaries wholly-owned by BMP. The company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot Equity, LLC, a limited liability company owned solely by Gary O. Marino, the Company’s chairman of the board. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to recoup the $110,000 in property deposits as of December 31, 2016 and other 2016 and 2017 expenses incurred by the Company on behalf of BMP. There was a gain on the sale of the subsidiary of $117,756, which primarily came from reimbursement of previously paid expenses by BEP for cost related to acquiring the property.

The Company’s directors are currently not receiving cash compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services as of March 31, 2017.

The Company’s board of directors and officers beneficially own 7,092,375 shares of the Company’s common stock as of March 31, 2017 67.12% of the outstanding common stock.

Note 10. Subsequent Events

In February 2017, we began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). On May 15, 2017, we accepted subscriptions for $1,369,755 in the 2017 Private Placement which will result in the issuance of 9,131,700 shares of our common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act.

On April 17, 2017 and May 1, 2017, the Company paid down portions of the note payable under the New Note in the amounts of $150,000 and $100,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 31, 2017. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Continue to successfully raise capital to fund our operations;
•	Successfully finding medical office buildings to acquire;
•	Complying with SEC regulations and filing requirements applicable to us as a public company; and
•	Any of our other plans, objectives, expectations and intentions contained in this report that are not historical facts.

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in the Company. We undertake no obligation to update forward-looking statements, except as required by law.

Overview

In 2016, our board of directors agreed to pursue the acquisition, purchase and management of well-located medical office buildings throughout the United States with the intention of aggregating multiple properties with strong fundamentals in certain attractive geographic locations, particularly in the sunbelt states. We believe that investing in medical office buildings will generate strong cash flow and produce significantly increased value for our stockholders. Although we believe the acquisition and ownership of medical office buildings is fundamentally sound, there is no assurance that we will be successful in this endeavor or that we can locate, acquire and finance the acquisition of these properties. For more information concerning these risks, please see Part II, Section 1A – “Risk Factors.”

In preparation for this new strategy, our management team is focused on repositioning the Company, both operationally and financially. In addition to seeking equity and debt financing, we have taken the actions described below under “Recent Events” to strengthen our balance sheet and pursue our new strategy.

Recent Events

Private Placement

In February 2017, we began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). On May 15, 2017, we accepted subscriptions for $1,369,755 in the 2017 Private Placement which will result in the issuance of 9,131,700 shares of our common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act.

Preferred Stock Exchange

In April 2017, we offered shares of our common stock to the holders of our preferred stock in exchange for their preferred shares and accumulated dividends on the preferred. Pursuant to the offer, each share of preferred stock would be exchanged for 200 common shares. If all of the preferred stockholders accept, we would issue a total of 2,733,034 shares of our common stock and no shares of preferred stock would remain outstanding, although we cannot predict how many of the preferred stockholders will accept our offer. The offer expires on May 26.

Stock Split and Name Change

In April 2017, our board of directors and the holders of a majority of our outstanding shares of common stock approved by written consent amendments to the Company’s articles of incorporation to (1) change the name of the Company from “Banyan Rail Services Inc.” to “MedAmerica Properties Inc.,” and (2) effect a 1 for 10 reverse stock split of the issued and outstanding shares of common stock of the Company. The name change reflects our new strategy of pursuing acquisitions of medical office buildings. The proposed stock split will likely increase the per share trading price of our common stock, increasing the attractiveness of our shares to potential investors and the financial community. The proposed amendments may not be effectuated until twenty calendar days after the mailing of an information statement to our stockholders. In addition, our board of directors retains discretion not to implement the amendments. For more information about the proposed amendments, please see our preliminary Schedule 14C information statement filed with the SEC on May 12, 2017.

Sale of Banyan Medical Partners

During 2016, the Company established a wholly-owned subsidiary, Banyan Medical Partners, LLC (“BMP”), and certain other subsidiaries of BMP. The purpose of these companies was to acquire medical office buildings in the United States. The Company was unable to raise the capital needed on a timely basis to consummate the first medical building opportunity. On March 9, 2017, the Company sold its wholly-owned subsidiary, BMP, and BMP’s subsidiaries to Patriot Equity, LLC, a limited liability company owned by Gary O. Marino, the Company’s chairman of the board. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note balance due to Boca Equity Partners LLC. The Company is currently exploring the possibility of reacquiring this property from Patriot Equity. For more information concerning the transaction, see Note 9 – “Related Party Transactions” in the accompanying Notes to Condensed Financial Statements.

Critical Accounting Policies and Estimates

For a discussion of our significant accounting policies, see Note 4 – "Summary of Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements.

Results from Operations

The following table summarizes our results for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,		Variance
	2017	2016	$	%

General & administrative expenses	$110,486	$169,246	$(58,760)	-34.7%
Loss from operations	(110,486)	(169,246)	58,760	-34.7%
Interest expense	(12,278)	-	(12,278)	100.0%
Sale of Banyan Medical Partners	117,756	-	117,756	100.0%
Net loss	$(5,008)	$(169,246)	$164,238	-97.0%

General and Administrative Expenses

General and administrative expenses include: compensation, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the three months ended March 31, 2017, general and administrative expenses decreased by $58,760 or 34.7% compared to the three months ended March 31, 2016.

The overall decrease in general and administrative expenses is primarily due to:

•	A decrease in compensation expense of approximately $59,000;
•	A decrease in travel and entertainment of approximately $21,000;
•	Offset by, an increase in professional fees of approximately $11,800;
•	An increase in rent of approximately $5,600 paid to a related party; and
•	An increase in computer expense of approximately $3,600.

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

The Company recorded an operating loss for the quarter, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it is more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Net (Loss) Income

Net loss attributable to common stockholders was $0.0 per share and $0.02 per share for the three months ended March 31, 2017 and 2016, respectively.

Financial Condition and Liquidity

The Company does not currently generate revenue and is dependent on generating funds through debt or equity capital raises to cover its general and administrative costs. On February 10, 2017, the Company approached certain accredited investors seeking to raise up to $2.0 million in exchange for the Company’s common stock. As of the date of this report, the Company has raised $1,369,755 in the 2017 Private Placement.

Our independent certified public accounting firm issued its report dated March 27, 2017 in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern. We believe this previous doubt about the Company’s ability to continue as a going concern is being alleviated due to the funds raised as described above. The Company expects funds raised to cover general and administrative costs and the note payable of $342,356 including accrued interest due on demand to a related party. The amount of capital raised should cover these expected and potential disbursements.

The following table summarizes our cash flow activity:

	Three months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$139,161	$(146,215)
Net cash provided by financial activities	$533,432	$-

Net cash used in operating activities

For the three months ended March 31, 2017, net cash provided by operating activities was $139,161 as compared to net cash used in operating activities of ($146,215) for the three months ended March 31, 2016. The primary source of cash was receiving the deposit on property from the sale of BMP to Patriot Equity, LLC, both of which are related parties. The use of cash was to fund the normal operating activity of the Company.

Net cash provided by financing activities

For the three months ended March 31, 2017, net cash provided by financing activities was $533,432 as compared to $0 for the three months ended March 31, 2016. The net cash provided by financing activities was from the 2017 Private Placement which was launched on February 10, 2017 and raised $675,000 through March 31, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $142,000.

At March 31, 2017, the Company had net working capital of $244,375 as compared to net working capital deficit of ($425,617) at December 31, 2016. The improvement in working capital is primarily due to the improvement in cash from operating activities and financial activities as described above and the reclassification of dividends payable to additional paid in capital for both March 31, 2017 and December 31, 2016. See Footnote 5. The Company recognizes that as a result of the lack of operations, it will continue to rely upon the sale of stock or capital contributions from investors to generate cash flow and we hope to generate cash from buying medical office buildings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and interim chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of March 31, 2017.

Based on this evaluation, our interim chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. Further, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

Part II — Other Information

Item 1. Legal Proceedings

The Company is not a party, nor is its property the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The risk described below supplements the risks described in our most recent Annual Report on Form 10-K.

A growth strategy of making acquisitions subjects us to all of the risks inherent in identifying, acquiring and operating newly acquired businesses.

Our board has approved the current strategy that includes the acquisition, purchase, and management of well-located medical office buildings throughout the United States, with the intention to aggregate multiple properties with strong fundamentals in certain attractive geographic locations, particularly in the sunbelt states. In the future, we may continue to make acquisitions of, or investments in, medical office buildings. To that end, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated and the strategy may not be implemented at all. Moreover, no assurance can be given that we will identify medical office buildings to acquire, or if we do, that we will be able to acquire such properties on terms acceptable to us, or at all. Furthermore, we may seek equity or debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. We will also face all the risks associated with an acquisition strategy, including, but not limited to:

•	entering new markets in which we have limited prior experience;
•	failure to identify in due diligence key issues specific to the properties we seek to acquire, or failure to protect against contingent liabilities arising from those acquisitions;
•	unforeseen or hidden liabilities;
•	difficulties in integrating, aligning and coordinating the acquisition of properties in different geographic location;
•	risks associated with integrating financial reporting and internal control systems;
•	the potential for future impairments of goodwill if an acquired property does not perform as expected;
•	the inability to obtain necessary approvals for an acquisition, if any; and
•	successfully operating the acquired medical office buildings.

If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2017, we began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). On May 15, 2017, we accepted subscriptions for $1,369,755 in the 2017 Private Placement which will result in the issuance of 9,131,700 shares of our common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Demand Note and Loan Agreement, dated December 31, 2016, by and between Banyan Rail Services Inc. and Boca Equity Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2017).

10.2	Purchase Agreement by and between Banyan Rail Services Inc., a Delaware corporation, and Patriot Equity, LLC, a Florida limited liability company, dated March 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2017).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banyan Rail Services Inc.

Date: May 15, 2017	By:	/s/ Paul S. Dennis
Paul S. Dennis Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)

