Form 10-Q
period 2017-06-30
MedAmerica Properties Inc.
filed 2017-08-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission file number: 001-09043

MedAmerica Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Boca Center, Tower 1, 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486
(Address of principal executive offices) (Zip Code)

561-617-8050
(Registrant’s telephone number, including area code)

Banyan Rail Services Inc.
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

As of July 28, 2017, the registrant had 2,536,224 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I — Financial Information

Item 1.	Financial Statements

MedAmerica Properties Inc.

f/k/a Banyan Rail Services Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$1,324,110	$450
Property deposits	-	110,000
Prepaid insurance and other assets	14,232	31,703
Total current assets	1,338,342	142,153
Other assets

Total assets	$1,338,342	$142,153

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$152,289	$95,944
Accrued dividends	27,361	329,017
Notes payable to related parties, including accrued interest of $13,208	-	471,826
Total current liabilities	179,650	896,787

Total liabilities	179,650	896,787

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Series A Preferred stock, $.01 par value. 20,000 shares authorized, 500 and 10,375 issued at June 30, 2017, and December 31, 2016, respectively	5	104
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,536,224 and 1,056,723 issued at June 30, 2017 and December 31, 2016, respectively	158,461	10,567
Additional paid-in capital	1,000,226	109,836,007
Accumulated deficit		(110,530,623)
Treasury stock, at cost, for 5,655 shares	-	(70,689)
Total stockholders' equity (deficit)	1,158,692	(754,634)

Total liabilities and stockholders' equity (deficit)	$1,338,342	$142,153

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.

f/k/a Banyan Rail Services Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016

General & administrative expenses	$224,626	$307,733	$114,140	$138,487
Loss from operations	(224,626)	(307,733)	(114,140)	(138,487)
Interest expense	(15,388)	-	(3,110)	-
Sale of Banyan Medical Partners	117,756	-	-	-
Net loss	$(122,258)	$(307,733)	$(117,250)	$(138,487)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends		(51,875)		(25,930)
Net loss attributable to common stockholders	$(122,258)	$(359,608)	$(117,250)	$(164,417)

Weighted average number of common shares outstanding:
Basic and diluted	1,228,030	1,033,674	1,399,336	1,034,724

Net loss per common share from continuing operations, basic and diluted	$(0.10)	$(0.30)	$(0.08)	$(0.13)
Net loss attributable to common shareholders per share	$(0.10)	$(0.35)	$(0.08)	$(0.16)

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.

f/k/a Banyan Rail Services Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(122,258)	$(307,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in property deposits	110,000	-
Decrease (increase) in prepaid expenses and other assets	17,471	(1,482)
Increase in accounts payable and accrued expenses	56,345	43,253
Decrease in accrued interest - related party	(13,208)	-
Net cash provided by (used in) operating activities	48,350	(265,962)

Cash flows from financing activities:
Payment of demand loan - related party	(627,756)	-
Proceeds from demand loan - related party	169,138	-
Proceeds from issuance of common stock net of professional fees	1,733,928	-
Net cash provided by financing activities	1,275,310	-

Net increase (decrease) in cash	1,323,660	(265,962)
Cash at beginning of period	450	327,382
Cash at end of period	$1,324,110	$61,420

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,388	$-
Non cash financing activities:
Preferred stock dividend in excess of payments		$51,875
Issuance of common shares in lieu of cash dividends payable	$-	$29,250
Quasi-Reorganization of accumulated deficit with APIC	$110,652,881	$-

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.

f/k/a Banyan Rail Services Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

Periods Ended June 30, 2017 and December 31, 2016

			Common
	Common Stock		Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity December 31, 2015	1,031,737	$10,318	$0	10,375	$104	$109,745,757	$(109,658,014)	5,655	$(70,689)	$27,476
Issuance of common stock	2,986	29				29,220				29,249
Stock compensation expense	22,000	220				164,780				165,000
Net loss for the year ended December 31, 2016							(872,609)			(872,609)
Preferred stock dividends						(103,750)				(103,750)
Stockholders’ (deficit) equity December 31, 2016	1,056,723	10,567		10,375	104	109,836,007	(110,530,623)	5,655	(70,689)	(754,634)
Retire treasury stock		(56)				(70,633)		(5,655)	70,689	-
Preferred stock and preferred dividends exchanged for common stock	257,831	25,783		(9,875)	(99)	275,972				301,656
Common stock subscribed			1,832,505							1,832,505
Issuance of common stock	1,221,670	122,167	(1,832,505)			1,611,761				(98,577)
Net loss for the six months ended June 30, 2017							(122,258)			(122,258)
Quasi-Reorganization, June 30, 2017						(110,652,881)	110,652,881			-
Stockholders’ (deficit) equity June 30, 2017	2,536,224	$158,461	$-	500	$5	$1,000,226	-	-	$-	$1,158,692

* All amounts have been shown with retroactive effect of reverse stock split.

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

Note 1. Nature of Operations

MedAmerica Properties Inc., formerly Banyan Rail Services Inc. (the “Company” or “MedAmerica”), was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans, principally to entities affiliated with VMS Realty Partners. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company experienced severe losses from an operating subsidiary in the rail services sector. In 2016, after exploring various industries and researching numerous companies, the board of directors elected to pursue investing in commercial real estate. The Company is pursuing the acquisition and management of strategically located medical office buildings.

In April 2017, our board of directors and the holders of a majority of our outstanding shares of common stock approved by written consent amendments to the Company’s articles of incorporation to (1) change the name of the Company from “Banyan Rail Services Inc.” to “MedAmerica Properties Inc.,” and (2) effect a 1 for 10 reverse stock split of the issued and outstanding shares of common stock of the Company. On June 15, 2017, the Company filed these amendments with the Secretary of State of the State of Delaware and the name change and reverse stock split became effective with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 20, 2017. As appropriate, all common stock share quantities have been updated to reflect the 1 for 10 reverse stock split.

Note 2. Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly-owned subsidiaries. All inter-company account balances have been eliminated in consolidation. The accompanying Financial Statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and its subsidiaries.

Note 3. Going Concern

Our independent certified public accounting firm issued its report dated March 27, 2017 in connection with the audit of our financial statements for the year ended December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not currently generate revenue and is dependent on generating funds through debt or equity capital raises to cover its general and administrative costs. As of July 20, 2017, the Company raised approximately $1.9 million in a private placement (see footnote Note 5 Preferred Stock and Common Stock for further discussion). We believe this previous doubt about the Company’s ability to continue as a going concern has been alleviated for the foreseeable future by the amount of funds raised by the Company in the first and second quarters of 2017.

The accompanying Financial Statements have been prepared and are presented assuming the Company’s ability to continue as a going concern and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company recognized a net loss of $117,250 and $138,487 for the three months ended June 30, 2017 and 2016, respectively and a net loss of $122,258 and $307,733 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had net working capital of $1,158,692 as compared to a net working capital deficit of $754,634 at December 31, 2016.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses and disclosures of contingent assets and liabilities at the date and period ending of the financial statements. Actual results could differ from those estimates.

Cash

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. From time to time our cash deposits exceed federally insured limits and currently the cash balance exceeds federally insured limits by $1,074,110.

Fair Value of Financial Instruments

Recorded financial instruments as of June 30, 2017 consist of cash, prepaid expenses, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with the provision included in Accounting Standard Codification (“ASC”) 260, Earnings per Share (“ASC 260”). Under ASC 260, basic and diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic loss per common share excludes the effect of potentially dilutive securities, while diluted loss per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes (“ASC 740”), as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company, and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Preferred Stock Dividends

The holders of Series A Cumulative Preferred Stock (“Preferred Stock”) shall be entitled to receive cumulative, non-compounded, cash dividends on each outstanding share of Preferred Stock at the rate of 10.0% of the issuance price per annum (“Preferred Dividends”), which began accumulating on January 1, 2010. The Preferred Dividends shall be payable semiannually to the holders of Preferred Stock, when and as declared by the Board of Directors.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2018. As the Company does not yet generate revenue, adoption of the standard is expected to have no impact on the accompanying Financial Statements.

During 2016, the FASB has issued Accounting Standards Updates (“ASU”) 2016-01 through 2016-17. Except for ASU 2016-02, 2016-09, and 2016-15, which are discussed below, the other ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore are expected to have a minimal, if any, impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Because neither the Company nor any of its subsidiaries are parties to any leases, this ASU had no impact on the accompanying Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU is adopted and is not expected to have a material impact on the Company’s Financial Statements.

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

Note 5. Preferred Stock and Common Stock

Stock Split

In April 2017, the board of directors and the then majority shareholder approved a 1 for 10 reverse stock split (“Stock Split”) of the issued and outstanding shares of common stock of the Company. On June 15, 2017, the Company filed an amendment to its articles of incorporation with the Delaware Secretary of State effecting the Stock Split. The Stock Split became effective with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 20, 2017.

Pursuant to the Stock Split, each outstanding share of the Company’s common stock was automatically exchanged for one-tenth of a share. As a result, each stockholder now owns a reduced number of shares of the Company’s common stock. The Stock Split affects all stockholders uniformly and does not affect any stockholder’s percentage ownership in the company or the proportionate voting rights and other rights and preferences of the stockholders, except for adjustments that may result from the treatment of fractional shares, which have been rounded to the nearest whole share. There are 2,536,224 shares of common stock issued and outstanding after the Stock Split. The number of the Company’s authorized shares of common stock was not affected by the Stock Split. The proposed reverse stock split will likely increase the per share trading price of our common stock, increasing the attractiveness of our shares to potential investors and the financial community.

Private Placement

Through June 30, 2017, the Company accepted subscriptions of $1,832,505 for unregistered shares of the Company’s common stock for $0.15 a share (in the “2017 Private Placement”) which resulted in the issuance of 1,221,670 (post-split) shares of common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. As of July 31, 2017, the Company has received an additional $100,000 in 2017 Private Placement funds. The proceeds of the 2017 Private Placement will be used for working capital and to fund operations.

Preferred Stock Exchange

In April 2017, we offered our preferred shareholders shares of our common stock in exchange for their Series A cumulative preferred stock (“Preferred Stock”) and accumulated preferred dividends outstanding as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of common stock. All preferred shareholders, except one, accepted the offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of accumulated preferred dividends into 257,831 (post-split) shares of common stock. The effective date of the exchange is June 30, 2017. We issued an instruction letter to our transfer agent on July 14, 2017 to issue 257,831 (post-split) shares of common stock to the preferred shareholders. The shares are in process of being issued in accordance with these instructions.

Preferred Stock Dividends

The holders of Series A Preferred Stock shall be entitled to receive cumulative, non-compounded cash dividends on each outstanding share of Series A Preferred Stock at the rate of 10.0% of the Issuance Price per annum (“Preferred Dividends”), which shall begin to accrue on January 1, 2010. Preferred Dividends shall be payable semiannually to the holders of Series A Preferred Stock. Any Series A Preferred Dividends due and unpaid on any Payment Date, whether or not declared by the board of directors, shall accrue with any other due and unpaid Preferred Dividends, regardless of whether there are profits, surplus or other funds of the Corporation legally available for payment of dividends.

Certain Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer.

Common Stock

As of June 30, 2017, the Company’s board of directors and officers beneficially own 668,349 (post-split) shares of the Company’s common stock or 65.04% of the outstanding common stock. Also, Banyan Rail Holdings LLC and Marino Family Holdings LLC owned 272,611 and 309,777 (post-split) shares of common stock of the Company, respectively.

Note 6. Income Taxes

For the six months ended June 30, 2017 and 2016, the Company recorded a net loss resulting in an income tax provision and an effective tax rate of zero. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry-forward generated during the period.

The Company recorded an operating loss for the quarter and six months ended June 30, 2017, and has a recent history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it is more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Note 7. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 5,000 and 103,750 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding at June 30, 2017 and December 2016, respectively, as their inclusion would be anti-dilutive.

Note 8. Stock-Based Compensation

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number	Exercise Price	Fair Value at	Contractual	Intrinsic
	of Shares	per Share	Grant Date	Life	Value
Balance January 1, 2016	5,000	$10.30	$-	0.5 years	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	(5,000)	(10.30)	-	-	-
Balance, January 1, 2017	-	-	-		-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance, June 30, 2017	-	$-	$-	-	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant.

Note 9. Related Party Transactions

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of Boca Equity Partners LLC (“BEP”), Patriot Equity LLC (“Patriot”), Banyan Medical Partners LLC (“BMP”), and Banyan Surprise Plaza LLC (“BSP”). Mr. Marino owns 100% of Patriot, Patriot owns 100% of BMP and BSP through and along with other wholly owned subsidiaries. Mr. Marino, Mr. Paul S. Dennis, the Company’s interim chief executive officer, interim president and interim chief financial officer, and Donald S. Denbo, a member of the Company's board of directors, also hold membership interests in BEP.

During 2016, the Company established BMP, and certain other subsidiaries wholly-owned by BMP. The Company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to recoup the $110,000 in property deposits as of December 31, 2016 and other 2016 and 2017 expenses incurred by the Company on behalf of BMP. There was a gain on the sale of the subsidiary of $117,756, which primarily came from reimbursement of previously paid expenses by BEP for costs related to acquiring the property.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represents advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request. The New Note including accrued interest was paid in full May 31, 2017.

On June 8, 2017, MedAmerica entered into an office lease and administrative support agreement (the “Agreement”) with BEP. The Agreement has a month-to-month term commencing on June 1, 2017. The Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $15,000 a month. The Agreement replaces the February 3, 2017 office lease and administrative support agreement between the Company and BEP and includes additional general office and administrative staff support services.

On June 14, 2017, the Company entered into a letter of intent with Patriot to reacquire all of the capital units of BMP from Patriot, for $9,536,582. The letter of intent is non-binding, provides for a ninety-day exclusive diligence period, and is contingent upon Banyan obtaining financing to complete the acquisition.

The Company’s directors are currently not receiving cash or other compensation for their services, and no amounts have been recorded in the Company’s financial statements for the value of their services as of June 30, 2017.

As of June 30, 2017, the Company’s board of directors and officers beneficially own 668,349 (post-split) shares of the Company’s common stock or 65.04% of the outstanding common stock. Also, Banyan Rail Holdings LLC and Marino Family Holdings LLC owned 272,611 (post-split) and 309,777 (post-split) shares of common stock of the Company, respectively.

Note 10. Subsequent Events

In July 2017, the Company has received $100,000 in funding related to the 2017 Private Placement.

On July 14, 2017, we issued an instruction letter to our transfer agent to issue 257,831 shares of common stock to preferred shareholders participating in the preferred stock exchange. These shares are in the process of being issued in accordance with these instructions.

On August 7, 2017, BMP entered into an agreement to purchase a medical office building in Tucson, Arizona for $3.6 million. The Tucson purchase is subject to an inspection period and typical acquisition contingencies. If BMP completes the acquisition of the Tucson property before we reacquire BMP, then we will negotiate with BMP for an appropriate adjustment to the purchase price to include the Tucson property in our acquisition. However, we cannot guaranty that we will be able to complete the acquisition of BMP or that the Tucson property will be part of the acquisition.

Note 11. Quasi-Reorganization

The Company completed a quasi-reorganization pursuant to Section 210 of the Codification of Financial Reporting Policies (“Quasi-Reorg”) effective June 30, 2017. The Quasi-Reorg allowed the Company to reduce its accumulated deficit by reclassifying it into additional paid-in-capital in the equity section of the balance sheet. This provides, management believes, a more realistic view of the Company’s current financial status, new line of business and changes in its business plan.

The following table shows the account balances of additional paid in capital and accumulated deficit as of June 30, 2017, before and after the Quasi-Reorg showing the accumulated deficit balance is zero after the adjustment.

	Account (Debit) Credit
Account Balance at:	APIC	Accumulated Deficit

June 30, 2017 - Before Quasi-Reorganization	111,653,107	(110,652,881)

Fresh Start Adjustment	(110,652,881)	110,652,881

June 30, 2017	1,000,226	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC”).

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about the Company, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Annual Report on Form 10-K, filed with the SEC on March 30, 2017. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Continue to successfully raise capital to fund our operations;
•	Successfully finding medical office buildings to acquire;
•	Successfully finding financing to acquire identified medical office buildings;
•	Successfully managing and operating medical office buildings acquired;
•	Complying with SEC regulations and filing requirements applicable to us as a public company; and
•	Any of our other plans, objectives, expectations or intentions contained in this report that are not historical facts.

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

Overview

After exploring various industries, in 2016, the board of directors determined to pursue the acquisition and management of well-located medical office buildings throughout the United States with the intention of aggregating multiple properties within certain locations allowing us to gain efficiencies and diversify risk.

These investments will have strong fundamentals in the highly desired healthcare real estate sector that continues to grow by demand that is supported by expectations of an increase in the aging baby boomer population. We are focused on opportunistic medical office real estate investments located in the sunbelt states. Management is looking in these attractive geographic locations for investments that meet its criteria. We believe that investing in medical office buildings will generate strong cash flow and produce significantly increased value for our stockholders. Although we believe the acquisition and management of medical office buildings is fundamentally sound, there is no assurance that we will be successful in this endeavor or that we can locate and finance properties meeting our criteria in locations desirable to us. For more information concerning these risks, please see Part II, Section 1A – “Risk Factors” of our 2016 Annual Report on Form 10-K, filed with the SEC on March 30, 2017.

In preparation for this new strategy, our management team is focused on repositioning the Company, both operationally and financially. As described in greater detail below, we have changed the name of the Company to identify with our new direction. In addition to seeking equity and debt financing, we have taken the actions described below under “Recent Events” to strengthen our balance sheet and pursue our new strategy.

Recent Events

Stock Split and Name Change

In April 2017, our board of directors and the then holders of a majority of our outstanding shares of common stock approved by written consent amendments to the Company’s articles of incorporation to (1) change the name of the Company from “Banyan Rail Services Inc.” to “MedAmerica Properties Inc.,” and (2) effect a 1 for 10 reverse stock split of the issued and outstanding shares of common stock of the Company. On June 15, 2017, the Company filed these amendments with the State of Delaware and the name change and stock split became effective with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 20, 2017.

The name change reflects our new strategy of pursuing acquisitions of well-located medical office buildings. Pursuant to the reverse stock split, each outstanding share of the Company’s common stock was automatically exchanged for one-tenth of a share. As a result, each stockholder now owns a reduced number of shares of the Company’s common stock. The stock split affects all stockholders uniformly and does not affect any stockholder’s percentage ownership in the company or the proportionate voting rights and other rights and preferences of the stockholders, except for adjustments that may result from the treatment of fractional shares, which have been rounded to the nearest whole share. There were 2,536,224 shares of common stock issued and outstanding after the reverse stock split and preferred stock exchange. The number of the Company’s authorized shares of common stock was not affected by the stock split. The reverse stock split will likely increase the per share trading price of our common stock, increasing the attractiveness of our shares to potential investors and the financial community.

Private Placement

In February 2017, management began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). Through June 30, 2017, we accepted subscriptions for $1,832,505 in the 2017 Private Placement which results in the issuance of 1,221,670 (post-split) shares of common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. As of July 31, 2017, the Company has received an additional $100,000 in 2017 Private Placement funds.

Preferred Stock Exchange

In April 2017, we offered our preferred shareholders shares of our common stock in exchange for their Series A cumulative preferred stock (“Preferred Stock”) and Preferred Dividends accrued as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of common stock. All preferred shareholders, except one, accepted our offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of Preferred Dividends into 257,831 (post-split) shares of common stock. The effective date of the exchange is June 30, 2017. We issued an instruction letter to our transfer agent on July 14, 2017 to issue 257,831 (post-split) shares of common stock to the preferred shareholders. The shares are in process of being issued in accordance with these instructions.

Purchase of Banyan Medical Partners

On June 14, 2017, MedAmerica entered into a letter of intent with Patriot to reacquire all capital units of BMP for $9,536,582. In 2016, MedAmerica originally formed BMP and its subsidiary, BSP, to embark on a new strategy to pursue the acquisition of well-located medical office buildings, particularly in the sunbelt states. In August 2016, BSP entered into an agreement to purchase the Surprise Medical Plaza, located in Surprise, Arizona. Although the Company pursued various options to finance the acquisition, management was unable to complete the transaction in the time frame provided for in the purchase agreement. As a result, the board decided to transfer BMP and BSP to Patriot, an entity owned by Gary O. Marino, the Company’s chairman of the board, in March 2017. BSP subsequently completed the acquisition of the Surprise Medical Plaza property. The letter of intent entered into between MedAmerica with Patriot is non-binding, provides for a ninety-day exclusive diligence period, and is contingent upon the Company obtaining financing to complete the acquisition.

Original Sale of Banyan Medical Partners

During 2016, the Company established a wholly-owned subsidiary, BMP, and certain other subsidiaries of BMP. The purpose of these companies was to acquire medical office buildings in the United States. The Company was unable to raise the capital needed on a timely basis to consummate the first medical building opportunity. On March 9, 2017, the Company sold its wholly-owned subsidiary, BMP, and BMP’s subsidiaries to Patriot.

Quasi-Reorganization

In an effort to provide a more realistic view of the Company’s current financial status and new line of business, effective June 30, 2017, the Company completed a quasi-reorganization pursuant to Section 210 of the Codification of Financial Reporting Policies (“Quasi-Reorg”). This Quasi-Reorg allowed the Company to reduce its accumulated deficit by reclassifying it into additional paid-in-capital in the equity section of the balance sheet.

The following table shows the account balances of additional paid in capital and accumulated deficit as of June 30, 2017, before and after the Quasi-Reorg showing the accumulated deficit balance is zero after the adjustment.

	Account (Debit) Credit
Account Balance at:	APIC	Accumulated Deficit

June 30, 2017 - Before Quasi-Reorganization	111,653,107	(110,652,881)

Fresh Start Adjustment	(110,652,881)	110,652,881

June 30, 2017	1,000,226	-

Critical Accounting Policies and Estimates

For a discussion of our significant accounting policies, see Note 4 – "Summary of Significant Accounting Policies" in the accompanying Notes to Financial Statements.

Results from Operations

The following table summarizes our results for the three and six months ended June 30, 2017 and 2016:

	Six months ended June 30,		Variance		Three months ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
General & administrative expenses	$224,626	$307,733	$(83,107)	-27.0%	$114,140	$138,487	$(24,347)	-17.6%
Loss from operations	(224,626)	(307,733)	83,107	-27.0%	(114,140)	(138,487)	24,347	17.6%
Interest expense	(15,388)	-	(15,388)	100%	(3,110)	-	(3,110)	100%
Sale of Banyan Medical Partners	117,756	-	117,756	100.0%	-	-	-	-%
Net loss	$(122,258)	$(307,733)	185,475	-60.3%	$(117,250)	$(138,487)	21,237	-15.3%

General and Administrative Expenses

General and administrative expenses include: professional fees, insurance, office and rent expenses and costs related to being a public company.

For the six months ended June 30, 2017, general and administrative expenses decreased $83,107 or 27.0% compared to the six months ended June 30, 2016.

The overall decrease in general and administrative expenses is primarily due to:

•	A decrease in compensation expense of approximately $121,000;
•	A decrease in travel and entertainment of approximately $24,000;
•	Offset by, an increase in professional fees of approximately $35,000;
•	An increase in rent of approximately $20,000 paid to a related party; and
•	An increase in computer expense of approximately $2,500.

For the three months ended June 30, 2017, general and administrative expenses decreased $24,347 or 17.6% compared to the six months ended June 30, 2016.

The overall decrease in general and administrative expenses is primarily due to:

•	A decrease in compensation expense of approximately $62,000;
•	A decrease in travel and entertainment of approximately $3,000;
•	Offset by, an increase in professional fees of approximately $23,000;
•	An increase in rent of approximately $14,000 paid to a related party; and
•	An increase in computer expense of approximately $3,600.

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

Net (Loss) Income

Net loss attributable to common stockholders was $0.10 per share and $0.35 per share for the six months ended June 30, 2017 and 2016, respectively.

Net loss attributable to common stockholders was $0.09 per share and $0.16 per share for the three months ended June 30, 2017 and 2016, respectively.

Financial Condition and liquidity

The Company does not currently generate revenue and is dependent on generating funds through debt or equity capital raises to cover its general and administrative costs. Beginning February 10, 2017 through the date of this filing, the Company has approached certain accredited investors seeking to raise up to $2.0 million in exchange for the Company’s common stock. As of the date of this report, the Company has raised $1,932,505 in the 2017 Private Placement.

Our independent certified public accounting firm issued its report dated March 27, 2017 in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern. We believe this previous doubt about the Company’s ability to continue as a going concern has been alleviated for the foreseeable future due to the amount of funds raised by the Company in the first and second quarters of 2017.

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$48,350	$(265,962)
Net cash provided by financing activities	$1,275,310	$-

Net cash provided by (used in) operating activities

For the six months ended June 30, 2017, net cash used in operating activities was $48,350 as compared to net cash used in operating activities of $265,962 for the six months ended June 30, 2016. The increase in cash provided by operating activities was primarily due to the reduction in net loss and cash provided by the decrease in property deposits.

Net cash provided by financing activities

For the six months ended June 30, 2017, net cash provided by financing activities was $1,275,310 as compared to zero for the six months ended June 30, 2016. The net cash provided by financing activities was due primarily from the 2017 Private Placement which was launched on February 10, 2017 and raised a net $1,733,928 through June 30, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $627,756.

At June 30, 2017, the Company had net working capital of $1,158,692 as compared to net working capital deficit of $754,634 at December 31, 2016. The improvement in working capital is primarily due to the cash received from the 2017 Private Placement. The Company recognizes that as a result of the lack of operations, it will continue to rely upon the sale of stock or capital contributions from investors to generate cash flow and we hope to generate cash from buying medical office buildings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and interim chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of June 30, 2017.

Based on this evaluation, our interim chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. Further, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

In February 2017, management began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). Through June 30, 2017, we accepted subscriptions for $1,832,505 in the 2017 Private Placement which resulted in the issuance of 1,221,670 (post-split) shares of common stock. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. As of July 31, 2017, the Company has received an additional $100,000 in 2017 Private Placement funds.

Preferred Stock Exchange

In April 2017, we offered our preferred shareholders shares of our common stock in exchange for their Series A cumulative preferred stock (“Preferred Stock”) and Preferred Dividends accrued as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of common stock. All preferred shareholders, except one, accepted our offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of Preferred Dividends into 257,831 (post-split) shares of common stock. The effective date of the exchange is June 30, 2017. We issued an instruction letter to our transfer agent on July 14, 2017 to issue 257,831 (post-split) shares of common stock to the preferred shareholders. The shares are in process of being issued in accordance with these instructions.

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

Banyan Rail Services Inc.

Date: August 14, 2017	By:	/s/ Paul S. Dennis
Paul S. Dennis Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)

