Form 10-Q/A
period 2017-03-31
MedAmerica Properties Inc.
filed 2017-10-06
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

MedAmerica Properties Inc., formerly known as Banyan Rail Services Inc. (the “Company”), is restating its condensed consolidated balance sheet as of March 31, 2017, and the condensed consolidated statement of stockholders’ (deficit) equity for the period ended March 31, 2017. The Company has added footnote 11 to its condensed consolidated financial statements showing the as previously filed financial statements, the restatement adjustment and as restated columns for the restated financial statements.

On February 1, 2010, the Company issued 10,375 shares of Series A Cumulative Preferred Stock (the “Series A Preferred Stock”). The holders of the Series A Preferred Stock are entitled to receive semiannual cumulative, non-compounded dividends on each outstanding share of Series A Preferred Stock at the rate of 10.0% of the issuance price per annum (“Series A Preferred Dividends”), which began to accumulate effective January 1, 2010, when and as declared by the Company’s board of directors. The board has not declared any cash dividends on the Series A Preferred Stock. In 2015 and 2016, the Company issued shares of common stock to preferred stockholders who agreed to accept the common stock in lieu of cash dividends on the Series A Preferred Stock.

From February 1, 2010 through December 31, 2016, the Company recorded a liability for accumulated undeclared Series A Preferred Dividends and a related reduction to additional paid in capital. In its Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 15, 2017, the Company reported the unpaid dividends in the footnotes to the condensed consolidated financial statements but not as a liability and related reduction to paid in capital as previously reported. This Form 10-Q/A to our Form 10-Q for the quarter ended March 31, 2017 includes the restated financial statements described above and related footnote disclosure and reflects a return to the reporting methodology previously utilized by the Company concerning the undeclared preferred dividends.

MEDAMERICA PROPERTIES INC.

F/K/A BANYAN RAIL SERVICES INC.

FORM 10-Q/A

Part I — Financial Information

Item 1.	Financial Statements

MedAmerica Properties Inc. and Subsidiaries

f/k/a Banyan Rail Services Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (As Restated, See Note 11)

	(Restated)
	March 31, 2017 (Unaudited)	December 31, 2016

ASSETS
Current assets
Cash	$673,043	$450
Property deposits		110,000
Prepaid insurance and other current assets	21,781	31,703
Total current assets	694,824	142,153

Total assets	$694,824	$142,153

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$67,016	$62,039
Accrued payroll		42
Accrued professional fees	10,200	33,863
Accrued expenses	30,697	-
Note payable to related party, including accrued interest of $13,208	342,536	471,826
Accrued dividends	329,017	329,017
Total current liabilities	779,466	896,787

Total liabilities	779,466	896,787

Commitments and contingencies	-	-

Stockholders' (deficit) equity
Series A Preferred stock, $0.01 par value. 20,000 shares authorized, 10,375
issued at March 31, 2017 and December 31, 2016	104	104
Common stock, $0.01 par value. 50,000,000 shares authorized, 10,567,235 issued as of March 31, 2017 and December 31, 2016	105,616	105,672
Additional paid-in capital	109,670,269	109,740,902
Accumulated deficit	(110,535,631)	(110,530,623)
Treasury stock, at cost, for 5,655 shares	-	(70,689)
Common stock subscribed	675,000	-
Total stockholders' (deficit) equity	(84,642)	(754,634)

Total liabilities and stockholders' (deficit) equity	$694,824	$142,153

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc. and Subsidiaries

f/k/a Banyan Rail Services Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2017	2016

General & administrative expenses	$110,486	$169,246
Loss from operations	(110,486)	(169,246)
Interest expense	(12,278)	-
Sale of Banyan Medical Partners	117,756	-
Net loss	$(5,008)	$(169,246)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	-	(25,945)
Total dividends for the benefit of preferred stockholders	-	(25,945)
Net loss attributable to common stockholders	$(5,008)	$(195,191)

Weighted average number of common shares outstanding:
Basic and diluted	10,567,235	10,331,487

Net loss per common share from continuing operations, basic and diluted	$(0.00)	$(0.02)
Net loss attributable to common stockholders per share	$(0.00)	$(0.02)

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc. and Subsidiaries

f/k/a Banyan Rail Services Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,008)	$(169,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease in property deposits	110,000	-
Decrease in prepaid expenses	9,922	(741)
Increase in accounts payable and accrued expenses	11,969	23,772
Increase in accrued interest - related party	12,278	-
Net cash provided by (used in) operating activities	139,161	(146,215)

Cash flows from financing activities:
Payment of note payable - related party	(268,101)	-
Proceeds on note payable - related party	126,533	-
Proceeds from common stock subscribed	675,000	-
Net cash provided by financing activities	533,432	-

Net increase (decrease) in cash	672,593	(146,215)
Cash at beginning of period	450	327,382
Cash at end of period	$673,043	$181,167

Non cash financing activities:
Preferred stock dividends in excess of payments	$-	$25,945
Issuance of common shares in lieu of cash dividends payable	$-	$29,250

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc. and Subsidiaries

f/k/a Banyan Rail Serivces Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (As Restated, See Note 11)

Periods Ended March 31, 2017 and December 31, 2016

	Common Stock		Common	Preferred Stock				Treasury Stock
	Shares Issued	Amount	Stock Subscribed	Shares Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity December 31, 2015	10,317,379	$103,174	$-	10,375	$104	$109,652,901	$(109,658,014)	5,655	$(70,689)	$27,476
Issuance of common stock	29,856	298				28,951				29,249
Stock compensation expense	220,000	2,200				162,800				165,000
Net loss for the year ended December 31, 2016							(872,609)			(872,609)
Preferred stock dividends						(103,750)				(103,750)
Stockholders’ (deficit) equity December 31, 2016	10,567,235	105,672	-	10,375	104	109,740,902	(110,530,623)	5,655	(70,689)	(754,634)
Common stock subscribed			675,000							675,000
Retire treasury stock		(56)				(70,633)		(5,655)	70,689	-
Net loss for the three months ended March 31, 2017							(5,008)			(5,008)
Cumulative effect of restatement						329,017				329,017
Stockholders’ (deficit) equity March 31, 2017	10,567,235	$105,616	$675,000	10,375	$104	$109,999,286	$(110,535,631)	-	$-	$244,375
Cumulative effect of correction						(329,017)				(329,017)
Stockholders’ (deficit) equity March 31, 2017 (Restated)	10,567,235	$105,616	$675,000	10,375	$104	$109,670,269	$(110,535,631)	-	$-	$(84,642)

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

Note 11. Restatement

MedAmerica Properties Inc., formerly known as Banyan Rail Services Inc. (the “Company”), is restating its condensed consolidated balance sheet as of March 31, 2017, and its condensed consolidated statement of stockholders’ (deficit) equity for the period ended March 31, 2017. The restatement shows the as previously filed, restatement adjustment and as restated columns for the balance sheet as of March 31, 2017.

On February 1, 2010, the Company issued 10,375 shares of Series A Cumulative Preferred Stock (“Series A Preferred Stock”). The holders of the Series A Preferred Stock are entitled to receive cumulative, non-compounded dividends on each outstanding share of Series A Preferred Stock at the rate of 10.0% of the issuance price per annum (“Series A Preferred Dividends”), which shall begin to accumulate effective January 1, 2010.

The Series A Preferred Dividends shall be payable semiannually to the holders of Series A Preferred Stock, when declared by the board of directors. From the date of the original issuance of the Series A Preferred Stock, February 1, 2010, the Company’s board of directors had not declared the payment of Series A Preferred Dividends on the issued and outstanding shares of preferred stock other than for those dividends paid with common shares. In 2015 and 2016, the board of directors declared Series A Preferred Dividends for certain Series A Preferred Stock holders had agreed to accept common stock in lieu of cash for payment of Series A Preferred Dividends.

From February 1, 2010 through December 31, 2016, the Company had been recording a liability for accumulated undeclared Series A Preferred Dividends and a related reduction to additional paid-in-capital. The Company should have continued recording a liability on the Company’s balance sheet but inadvertently did not. This restatement reflects the continuation of the dividend policy.

This Amendment on Form 10-Q/A to our Form 10-Q for the quarter ended March 31, 2017 which was filed with the SEC on May 15, 2017, is being filed to reflect the restatement of our condensed consolidated financial statements, the footnotes to our financial statements and other disclosures as necessary. The following statements present the effect of this restatement.

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustment, and as restated as of March 31, 2017:

	As Previously Filed	Restatement Adjustment	As Restated
ASSETS
Current assets
Cash	$673,043	-	$673,043
Property deposits	-	-	-
Prepaid insurance and other current assets	21,781	-	21,781
Total current assets	694,824	-	694,824

Total assets	$694,824	$-	$694,824

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$67,016	-	67,016
Accrued payroll	-	-	-
Accrued professional fees	10,200	-	10,200
Accrued expenses	30,697	-	30,697
Note payable to related party, including accrued interest of $13,208	342,536	-	342,536
Accrued dividends	-	329,017	329,017
Total current liabilities	450,449	329,017	779,466

Total liabilities	450,449	329,017	779,466

Commitments and contingencies	-	-	-

Stockholders' (deficit) equity
Series A Preferred stock	104	-	104
Common stock	105,616	-	105,616
Additional paid-in capital	109,999,286	(329,017)	109,670,269
Accumulated deficit	(110,535,631)	-	(110,535,631)
Treasury stock, at cost, for 5,655 shares	-	-	-
Common stock subscribed	675,000	-	675,000
Total stockholders' (deficit) equity	244,375	(329,017)	(84,642)

Total liabilities and stockholders' (deficit) equity	$694,824	$-	$694,824

Part II — Other Information

Item 6. Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedAmerica Properties Inc. f/k/a Banyan Rail Services Inc.

Date: October 6, 2017	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)