Form 10-Q
period 2017-09-30
MedAmerica Properties Inc.
filed 2017-11-20
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 20, 2017, the registrant had 2,610,568 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$1,151,904	$450
Property deposits	25,000	110,000
Prepaid insurance and other assets	-	31,703
Total current assets	1,176,904	142,153
Other assets
Equipment & furnishings, net	22,716	-
Total other assets	22,716	-
Total assets	$1,199,620	$142,153

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$206,521	$95,944
Accrued dividends	27,361	329,017
Notes payable to related parties, including accrued interest of $13,208	-	471,826
Total current liabilities	233,882	896,787

Total liabilities	233,882	896,787

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 and 10,375 issued at September 30, 2017 and December 31, 2016, respectively	5	104
Common stock, $0.01 par value, 50,000,000 shares authorized, 1,907,070 and 1,056,723 issued at September 30, 2017 and December 31, 2016, respectively	19,070	10,567
Additional paid-in capital	110,818,504	109,836,007
Accumulated deficit	(110,915,572)	(110,530,623)
Treasury stock, at cost, for 566 shares	-	(70,689)
Common stock subscribed	1,043,731	-
Total stockholders' equity (deficit)	965,738	(754,634)

Total liabilities and stockholders' equity (deficit)	$1,199,620	$142,153

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

General & administrative expenses	$368,331	$645,514	$261,461	$337,781
Loss from operations	(368,331)	(645,514)	(261,461)	(337,781)
Interest expense	(16,618)	(3,603)	(1,230)	(3,603)
Net loss	$(384,949)	$(649,117)	$(262,691)	$(341,384)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	$0	$(77,820)	$0	$(25,945)
Deemed dividends on preferred stock conversion	(148,125)	0	(148,125)	0
Net loss attributable to common stockholders	$(533,074)	$(726,937)	$(410,816)	$(367,329)

Basic and diluted average number of common shares outstanding:	1,185,284	1,037,193	1,438,206	1,047,637

Net loss per common share from continuing operations, basic and diluted	$(0.32)	$(0.63)	$(0.18)	$(0.33)
Net loss attributable to common shareholders per share, basic and diluted	$(0.45)	$(0.70)	$(0.28)	$(0.35)

 See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(384,949)	$(649,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	-	165,000
Note assumed by related party	(277,756)	-
Changes in assets and liabilities:	-	-
Decrease in prepaid expenses and other assets	31,703	5,312
Increase in accounts payable and accrued expenses	110,577	36,432
Net cash used in operating activities	(520,425)	(442,373)

Cash flows provided by (used in) investing activities:
Acquisition of equipment and furnishings	(22,716)	-
Decrease (increase) in property deposits	85,000	(100,000)
Net cash provided by (used in) investing activities	62,284	(100,000)

Cash flows provided by financing activities:
Payment of demand loan & accrued interest - related party	(363,208)	-
Proceeds on demand loan - related party	169,138	275,000
Proceeds from common stock subscribed, net of expenses	1,803,665	-
Net cash provided by financing activities	1,609,595	275,000

Net increase (decrease) in cash	1,151,454	(267,373)
Cash at beginning of period	450	327,382
Cash at end of period	$1,151,904	$60,009

Supplemental disclosure of cash flow information:
Non cash financing activities:
Preferred stock dividend	$-	$77,820
Deemed dividend on preferred stock conversion	$148,125	$-
Issuance of common shares in lieu of cash dividends payable	$-	$29,249
Issuance of common shares	$888,774	$-

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
Periods Ended September 30, 2017 (unaudited) and December 31, 2016

	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity December 31, 2015	1,031,737	$10,318	$0	10,375	$104	$109,745,757	$(109,658,014)	566	$(70,689)	$27,476
Issuance of common stock	2,986	29				29,220				29,249
Stock compensation expense	22,000	220				164,780				165,000
Net loss for the year ended December 31, 2016							(872,609)			(872,609)
Preferred stock dividends						(103,750)				(103,750)
Stockholders’ (deficit) equity December 31, 2016	1,056,723	$10,567	$-	10,375	104	$109,836,007	$(110,530,623)	566	$(70,689)	$(754,634)
Retire treasury stock		-				(70,689)		(566)	70,689	-
Preferred stock and preferred dividends exchange for common stock	257,831	2,578		(9,875)	(99)	299,177				301,656
Fractional Share Rounding	180	2				(2)				-
Common stock subscribed			1,932,505							1,932,505
Issuance of common stock	592,336	5,923	(888,774)			754,011				(128,840)
Net loss for the nine months ended September 30, 2017							(384,949)			(384,949)
Stockholders’ (deficit) equity September 30, 2017	1,907,070	$19,070	$1,043,731	500	5	$110,818,504	$(110,915,572)	-	$-	$965,738

See Notes to Condensed Consolidated Financial Statements

MEDAMERICA PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Nature of Operations

MedAmerica Properties Inc. (the “Company” or “MedAmerica”) was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company experienced severe losses from an operating subsidiary in the rail services sector. In early 2013, the Company became a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) with no material operations or assets. In 2016, after exploring various industries and researching numerous companies, the board of directors elected to pursue investing in commercial real estate. The Company is pursuing the acquisition and management of strategically located medical office buildings.

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

Note 2. Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. The accompanying Financial Statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and its subsidiaries.

Note 3. Going Concern

Our previous independent certified public accounting firm issued its report dated March 27, 2017 in connection with the audit of our financial statements for the year ended December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not currently generate revenue and is dependent on generating funds through debt or equity capital raises to cover its general and administrative costs. From February 2017 through the date hereof, the Company raised approximately $1.9 million in a private placement (see footnote Note 6 Preferred Stock and Common Stock for further discussion).  However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund our overhead and other cash requirements beyond a short period of time.  These reasons raise significant doubt about the Company's ability to continue as a going concern.

The accompanying Financial Statements have been prepared and are presented assuming the Company’s ability to continue as a going concern and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company recognized a net loss of $262,691 and $341,384 for the three months ended September 30, 2017 and 2016, respectively, and a net loss of $384,949 and $649,117 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had net working capital of $943,021 as compared to a net working capital deficit of $754,634 at December 31, 2016.

Note 4. Summary of Significant Accounting Policies

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2017 and the results of its operations and its cash flow for the three and nine months ended September 30, 2017 and 2016. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses and disclosures of contingent assets and liabilities at the date and period ending of the financial statements. Actual results could differ from those estimates.

Cash

The Company considers all cash, bank deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents. From time to time our cash deposits may exceed federally insured limits.

Equipment and Furnishings

Equipment and furnishings are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the current period statement of operations.

Fair Value of Financial Instruments

Recorded financial instruments as of September 30, 2017, consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with the provisions included in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 260, Earnings per Share. Under ASC 260, basic and diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income (loss) per common share excludes the effect of potentially dilutive securities, while diluted income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.  The Company's potentially dilutive securities are not included in the computation of diluted loss per share because their impact is anti-dilutive due to the net loss.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of enacted tax laws.

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

Recently Issued Accounting Pronouncements

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

Note 5. Equipment and Furnishings

The amount of equipment and furnishings as of September 30, 2017, is as follows:

Description	Amount
Office equipment and furnishings	$21,929
Computer equipment	787
Total	22,716
Less accumulated depreciation	-
Equipment and furnishings, net	$22,716

The above office equipment and furnishings and computer equipment were placed in service in October 2017 and therefore no depreciation expense was recorded through September 30, 2017.

Note 6. Preferred Stock and Common Stock

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

Private Placement

From February 10, 2017 through September 30, 2017, the Company accepted subscriptions of $1,932,505 for unregistered shares of the Company’s common stock for $0.15 or $1.50 (post-split) a share (the “2017 Private Placement”). The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. The proceeds from the 2017 Private Placement will be used for working capital and to fund operations. As of October 11, 2017, the Company received an additional $7,500 of the 2017 Private Placement.  Through September 30, 2017, the Company has issued 592,336 shares of common stock under this Private Placement.  An additional 700,820 shares have been subscribed but the shares have not yet been issued as of September 30, 2017.

Preferred Stock Exchange

In April 2017, we offered our preferred shareholders shares of our common stock in exchange for their Series A cumulative preferred stock (“Preferred Stock”) and accumulated preferred dividends outstanding as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of (post-split) common stock. All preferred shareholders, except one, accepted the offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of accumulated preferred dividends into 257,831 shares of (post-split) common stock, which were issued in the third quarter of 2017. The effective date of the exchange was June 30, 2017.  This exchange resulted in deemed dividends on prferred stock conversionof $148,125.

Subsequent to the reverse stock split, the private placement and the preferred stock exchange, there are 1,907,070 shares of common stock issued and outstanding as of September 30, 2017 consisting of 1,056,723 shares after the reverse stock split, 592,516 shares from the private placement and 257,831 shares from the preferred stock and preferred dividend exchange.

Preferred Stock Dividends

The holders of Series A Preferred Stock are entitled to receive cumulative, non-compounded cash dividends on each outstanding share of Series A Preferred Stock at the rate of 10.0% of the Issuance Price per annum (“Preferred Dividends”), which begin to accrue on January 1, 2010. Preferred Dividends, if declared, are payable semiannually to the holders of Series A Preferred Stock. Any Series A Preferred Dividends due and unpaid on any Payment Date, whether or not declared by the board of directors, accrue with any other due and unpaid Preferred Dividends, regardless of whether there are profits, surplus or other funds of the Company legally available for payment of dividends.

Certain Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 and $329,017 as of September 30, 2017 and December 31, 2016, respectively.  $3,750 of these cumulative Preferred Dividends are undeclared and unaccrued as of September 30, 2017.

Series A Cumulative Preferred Stock Dividends Scheduled and Accumulated:

	Scheduled / (Exchanged)	Accumulated
December 31, 2015	$-	$254,517
June 30, 2016	$22,625	$277,142
December 31, 2016	$51,875	$329,017
March 31, 2017	$1,250	$330,267
June 30, 2017	$(300,406)	$29,861
September 30, 2017	$1,250	$31,111

Common Stock

As of September 30, 2017, the Company’s board of directors and officers beneficially own 828,060 (post-split) shares of the Company’s common stock or 43.42% of the outstanding common stock. Included in the 828,060 (post-split) shares is shares owned by Banyan Rail Holdings LLC and Marino Family Holdings LLC of 91,348 and 351,966 (post-split) shares of common stock of the Company, respectively.

On August 8, 2016, the Company issued an aggregate of 22,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino, and Jon D. Ryan as compensation for services as directors in 2016. The Company recorded compensation expense in the amount (included in general and administrative on the Consolidated Statement of Operations) of $165,000 for the value of their services as of September 30, 2016. The compensation expense is based on the $7.50 a share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance.

Note 7. Income Taxes

For the nine months ended September 30, 2017 and 2016, the Company recorded a net loss resulting in an income tax provision and an effective tax rate of zero. The tax rate differs from the statutory federal rate of 34% primarily due to valuation allowances recorded on the Company’s net operating loss carry-forward generated during the period.

The Company recorded an operating loss for the quarter and nine months ended September 30, 2017, and has a history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it is more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the near future.

Note 8. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation, 500 and 10,375 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding at September 30, 2017 and December 2016, respectively, as their inclusion would be anti-dilutive.

Note 9. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to directors and officers Joseph Bencivenga, Donald S. Denbo, Paul S. Dennis, Gary O. Marino, Bennett Marks and Robert Schellig. The related stock compensation expense was not material.

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Balance January 1, 2016	5,000	$10.30	$-	0.5	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	(5,000)	(10.30)	-	-	-
Balance, January 1, 2017	-	-	-		-
Options granted	60,000	8.00	-	5.00	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance, March 31, 2017	60,000	8.00	$-	5.00	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 60,000 options were fully vested at grant date.  The intrinsic value is not material.

Note 10. Related Party Relations and Transactions

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of Boca Equity Partners LLC (“BEP”), Patriot Equity LLC (“Patriot”), Banyan Medical Partners LLC (“BMP”), and Banyan Surprise Plaza LLC (“BSP”). Mr. Marino owns 100% of Patriot, Patriot owns 100% of BMP and BSP through and along with other wholly owned subsidiaries. Mr. Marino, Mr. Paul S. Dennis, a member of the Company's board of directors, and Mr. Donald S. Denbo, a member of the Company's board of directors, also hold membership interests in BEP.

During 2016, the Company established BMP, and certain other subsidiaries wholly-owned by BMP. The Company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to recoup the $110,000 in property deposits as of December 31, 2016 and reimbursement of $117,756 of other 2016 and 2017 expenses incurred by the Company on behalf of BMP. This reimbrsement of expenses is offset in general and administrative expenses.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note bore interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request. The New Note including accrued interest was paid in full May 31, 2017 and the Note was cancelled.

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

On June 14, 2017, the Company entered into a letter of intent with Patriot to reacquire all of the capital units of BMP from Patriot, for $9,536,582 which is the purchase price of the Medical Office Building. The letter of intent is non-binding, provides for a ninety-day exclusive diligence period, and is contingent upon Banyan obtaining financing to complete the acquisition. The letter was extended to December 15, 2017.

The Company’s directors have not received cash compensation for their services in 2016 or through the nine months ended September 30, 2017 but were compensated with common stock and stock options. See footnote 6 Preferred Stock and Common Stock and footnote 9 stock based compensation for further discussion.

As of September 30, 2017, the Company’s board of directors and officers beneficially own 828,060 (post-split) shares of the Company’s common stock or 43.42% of the outstanding common stock. Also, Banyan Rail Holdings LLC and Marino Family Holdings LLC owned 91,348 and 351,966 (post-split) shares of common stock of the Company, respectively, included in the shares shown above.

In the third quarter of 2017, the Company hired a new president and chief executive officer and a new chief financial officer who are husband and wife. Also, in the third quarter of 2017, the Company issued 15,000 common stock options to the president and CEO and 45,000 shares to other board members and officers.

Paul Dennis, director and former officer participated in the 2017 Private Placement investing $150,000 for 100,000 shares of common stock.

Note 11. Quasi-Reorganization

In preparing the Company's September 30, 2017 consolidated financial statements, the Company determined that events that would have allowed us to complete the Quasi-Reorganization pursuant to Section 210 of the Codification of Financial Reporting Policies ("Quasi-Reorg") effective June 30, 2017 did not materialize during the subsequent quarter.   As such we have subsequently determined that we do not meet all the requirements necessary to complete the Quasi-Reorg during this period.  The revision does not result in any change to total equity of the Company; it only affected individual equity account balances.  The Company assessed the materiality of this misstatement in the June 30, 2017 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period.  In accordance with SAB 108, the Company has adjusted the quarter ended June 30, 2017 financial statements.  There was no impact to statement of operations or cash flows.

	June 30, 2017
	As Originally Reported	Adjustment	As Corrected

Series A Preferred stock	$5	$0	$5
Common stock	158,461	0	158,461
Additional paid-in capital	1,000,226	110,652,881	111,653,107
Accumulated deficit	0	(110,652,881)	(110,652,881)
Treasury stock	0	0	0
Total stockholders' equity (deficit)	$1,158,692	$0	$1,158,692

Note 12. Subsequent Events

In October 2017, the Company received an additional $7,500 of 2017 Private Placement funds.

In October 2017, Banyan Medical Partners LLC, a related party, terminated the agreement to purchase three medical office buildings in Tucson, AZ and the Company was refunded its $25,000 deposit, which is included in property deposits in the accompanying September 30, 2017 condensed consolidated balance sheet.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about the Company, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Annual Report on Form 10-K, filed with the SEC on March 31, 2017. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

●	Continue to successfully raise capital to fund our operations;
●	Successfully finding medical office buildings to acquire;
●	Successfully finding financing to acquire identified medical office buildings;
●	Successfully managing and operating medical office buildings acquired;
●	Complying with SEC regulations and filing requirements applicable to us as a public company; and
●	Any of our other plans, objectives, expectations or intentions contained in this report that are not historical facts.

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

These investments will have strong fundamentals in the highly-desired healthcare real estate sector that continues to grow by demand that is supported by expectations of an increase in the aging baby boomer population. We are focused on opportunistic medical office real estate investments located in the sunbelt states. Management is looking in these attractive geographic locations for investments that meet its criteria. We believe that investing in medical office buildings will generate strong cash flow and produce significantly increased value for our stockholders. Although we believe the acquisition and management of medical office buildings is fundamentally sound, there is no assurance that we will be successful in this endeavor or that we can locate and finance properties meeting our criteria in locations desirable to us. For more information concerning these risks, please see Part II, Section 1A – “Risk Factors” of our 2016 Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

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

Private Placement

In February 2017, management began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 or $1.50 (post-split) a share in order to raise working capital and fund our operations (the “2017 Private Placement”). Through September 30, 2017, the Company accepted subscriptions for $1,932,505 in the 2017 Private Placement. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. The proceeds of the 2017 Private Placement will be used for working capital and to fund operating. As of October 11, 2017, the Company has received an additional $7,500 in 2017 Private Placement funds.

Preferred Stock Exchange

In April 2017, we offered our preferred shareholders shares of our common stock in exchange for their Preferred Stock and Preferred Dividends accrued as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of common stock. All preferred shareholders, except one, accepted our offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of Preferred Dividends into 257,831 shares of (post-split) common stock which were issued in the third quarter of 2017. The effective date of the exchange is June 30, 2017.  This exchange resulted in deemed dividends on preferred stock conversion of $148,125.

As a result of the reverse stock split, the private placement and the preferred stock exchange, there are 1,907,070 shares of common stock outstanding as of September 30, 2017 consisting of 1,056,723 shares after the reverse stock split, 592,516 shares from the 2017 Private Placement and 257,831 shares from the preferred stock and preferred dividend exchange.

Purchase of Banyan Medical Partners

On June 14, 2017, MedAmerica entered into a letter of intent with Patriot to reacquire all capital units of BMP for $9,536,582. In 2016, MedAmerica originally formed BMP and its subsidiary, BSP, to embark on a new strategy to pursue the acquisition of well-located medical office buildings, particularly in the sunbelt states. In August 2016, BSP entered into an agreement to purchase the Surprise Medical Plaza, located in Surprise, Arizona. Although the Company pursued various options to finance the acquisition, management was unable to complete the transaction in the time frame provided for in the purchase agreement. As a result, the board decided to transfer BMP and BSP to Patriot, an entity owned by Gary O. Marino, the Company’s chairman of the board, in March 2017. BSP subsequently completed the acquisition of the Surprise Medical Plaza property. The letter of intent entered into between MedAmerica with Patriot is non-binding, provides for a ninety-day exclusive diligence period, and is contingent upon the Company obtaining financing to complete the acquisition. The letter of intent has been extended to December15, 2017.

Quasi-Reorganization

In preparing the Company's September 30, 2017 consolidated financial statements, the Company determined that events that would have allowed us to complete the Quasi-Reorganization pursuant to Section 210 of the Codification of Financial Reporting Policies ("Quasi-Reorg") effective June 30, 2017 did not materialize during the subsequent quarter.   As such we have subsequently determined that we do not meet all the requirements necessary to complete the Quasi-Reorg during this period.  The revision does not result in any change to total equity of the Company; it only affected individual equity account balances.  The Company assessed the materiality of this misstatement in the June 30, 2017 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period.  In accordance with SAB 108, the Company has adjusted the quarter ended June 30, 2017 financial statements.  There was no impact to statement of operations or cash flows.

	June 30, 2017
	As Originally Reported	Adjustment	As Corrected

Series A Preferred stock	$5	$0	$5
Common stock	158,461	0	158,461
Additional paid-in capital	1,000,226	110,652,881	111,653,107
Accumulated deficit	0	(110,652,881)	(110,652,881)
Treasury stock	0	0	0
Total stockholders' equity (deficit)	$1,158,692	$0	$1,158,692

Critical Accounting Policies and Estimates

For a discussion of our significant accounting policies, see Note 4 – "Summary of Significant Accounting Policies" in the accompanying Notes to Financial Statements.

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Variance		Three Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%

General & administrative expenses	$368,331	$645,514	$277,183	42.9%	$261,461	$337,781	$76,320	22.6%
Loss from operations	(368,331)	(645,514)	277,183	42.9%	(261,461)	(337,781)	76,320	22.6%
Interest expense	(16,618)	(3,603)	(13,015)	-361.2%	(1,230)	(3,603)	2,373	65.9%
Net loss	$(384,949)	$(649,117)	$264,168	40.7%	$(262,691)	$(341,384)	$78,693	23.1%

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the nine months ended September 30, 2017, general and administrative expenses decreased $277,183 or 42.9% compared to the nine months ended September 30, 2016.  This included $117,756 of prior year expenses reimbursed by a related party relative to the Banyan Sale.

The overall decrease in general and administrative expenses is primarily due to:

●	A decrease in compensation expense of approximately $153,000;
●	A decrease in director compensation expense of approximately $165,000;
●	A decrease in acquisition costs of approximately $142,000;
●	A decrease in travel and entertainment of approximately $13,000;
●	Offset by an increase in professional fees of approximately $122,000;
●	An increase in rent of approximately $50,000 paid to a related party;
●	An increase in computer expense of approximately $4,000; and
●	An increase in office expense and investor relations expense of approximately $15,000

For the three months ended September 30, 2017, general and administrative expenses decreased $76,320 or 22.6% compared to the three months ended September 30, 2016.

The overall decrease in general and administrative expenses is primarily due to:

●	A decrease in compensation expense of approximately $32,000;
●	A decrease in director compensation of approximately $165,000;
●	A decrease in acquisition costs of approximately $25,000;
●	Offset by an increase in professional fees of approximately $87,000;
●	An increase in travel and entertainment of approximately $10,000;
●	An increase in rent of approximately $31,000 paid to a related party; and
●	An increase in office expense and investor relations expense of approximately $14,000

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

Net (Loss) Income

Net loss for the nine months ended September 30, 2017 included $117,756 of reimbursement of expensesfrom the transfer of Banyan Medical Partners to a Related Party.

Net loss attributable to common stockholders was $0.45 and $0.70 per share for the nine months ended September 30, 2017 and 2016, respectively.

Net loss attributable to commons stockholders was $0.32 and $0.35 per share for the three months ended September 30, 2017 and 2016, respectively.

Financial Condition and Liquidity

The Company does not currently generate revenue and is dependent on generating funds through debt or equity capital raises to cover its general and administrative costs. Beginning February 10, 2017 through the date of this filing, the Company has approached certain accredited investors seeking to raise up to $2.0 million in exchange for the Company’s common stock. As of October 11, 2017, the Company has raised $1,940,005 in the 2017 Private Placement.

Our independent certified public accounting firm issued its report dated March 27, 2017 in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern. We believe this previous doubt about the Company’s ability to continue as a going concern has been alleviated for the foreseeable future due to the amount of funds raised by the Company in the first three quarters of 2017.

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(520,425)	$(442,373)
Net cash provided by (used in) investing activities	$62,284	$(100,000)
Net cash provided by financing activities	$1,609,595	$275,000

Net cash used in operating activities

For the nine months ended September 30, 2017, net cash used in operating activities was $520,425 as compared to net cash used in operating activities of $442,373 for the nine months ended September 30, 2016. The increase in cash used in operating activities was primarily due to the increase in net loss offset by cash provided by the increase in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities

For the nine months ended September 30, 2017, net cash provided by investing activities was $62,284 as compared to net cash used in investing activities of $100,000 for the nine months ended September 30, 2016. The increase in cash provided by investing activities was primarily due to the decrease in property deposits.

Net cash provided by financing activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $1,609,595 as compared to $275,000 for the nine months ended September 30, 2016. The increase in net cash provided by financing activities was due primarily to the 2017 Private Placement which was launched on February 2017 and raised $1,803,665 (net of costs) through the September 30, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $194,070.

At September 30, 2017, the Company had net working capital of $943,021 as compared to net working capital deficit of $754,634 at December 31, 2016. The improvement in working capital is primarily due to the cash received from the 2017 Private Placement. The Company recognizes that as a result of the lack of operations, it will continue to rely upon the sale of stock or capital contributions from investors to generate cash flow and we hope to generate cash from purchasing and operating medical office buildings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Revision of Previously Issued Financial Statements

An evaluation was performed under the supervision and with the participation of our management, including our new Chief Executive Officer and our new Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the revision described in the filing of this Form 10-Q, where we revised our additional paid-in capital and our accumulated deficit. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of our disclosure controls and procedures as of September 30, 2017, we identified a material weakness in our internal control over financial reporting associated with the recognition of a quasi-reorganization during the quarterly period ended June 30, 2017.  The Company subsequently determined that the Company did not meet the requirements to record the quasi-reorganization at that time.

The Company did not design and maintain effective control over the evaluation and adoption of accounting policies regarding the quasi-reorganization.  While this is considered a material weakness in internal control over financial reporting, the Company determined that the related error was not material to the results of operations or financial position for any prior annual or interim period as described above in Note 11.

Changes in Internal Control over Financial Reporting

Other than the material weakness as set forth above during the quarter ended September 30, 2017, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2017, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Remediation Initiatives

We have taken, and continue to take, the actions described below to remediate the identified material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts, or in appropriate circumstances not to complete certain of the remediation measures described in this section. While our senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described above will continue to exist.

To address this material weakness, our new management has implemented new procedures and internal controls surrounding the reporting of equity transactions, including a quasi-reorganization, to ensure that proper analysis is completed in order to determine the Company’s eligibility and proper disclosure of future equity transactions.

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

Our board has approved the current strategy that includes the acquisition, purchase, and management of well-located medical office buildings throughout the United States, with the intention to aggregate multiple properties with strong fundamentals in certain attractive geographic locations, particularly in the sunbelt states. In the future, we may continue to make acquisitions of, or investments in, medical office buildings. To that end, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated and the strategy may not be implemented at all. Moreover, no assurance can be given that we will identify medical office buildings to acquire, or if we do, that we will be able to acquire such properties on terms acceptable to us, or at all. Furthermore, we may seek equity or debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. We will also face all the risks associated with an acquisition strategy, including, but not limited to:

●	entering new markets in which we have limited prior experience;
●	failure to identify in due diligence key issues specific to the properties we seek to acquire, or failure to protect against contingent liabilities arising from those acquisitions;
●	unforeseen or hidden liabilities;
●	difficulties in integrating, aligning and coordinating the acquisition of properties in different geographic location;
●	risks associated with integrating financial reporting and internal control systems;
●	the potential for future impairments of goodwill if an acquired property does not perform as expected;
●	the inability to obtain necessary approvals for an acquisition, if any; and
●	successfully operating the acquired medical office buildings.

If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

In February 2017, management began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $0.15 or $1.50 (post-split) a share in order to raise working capital and fund our operations (the “2017 Private Placement”). Through September 30, 2017, the Company accepted subscriptions for $1,932,505 in the 2017 Private Placement. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. The proceeds of the 2017 Private Placement will be used for working capital and to fund operations and repay related party note and accrued interest. As of October 11, 2017, the Company has received an additional $7,500 in 2017 Private Placement funds.

Preferred Stock Exchange

In April 2017, we offered our preferred shareholders shares of our common stock in exchange for their Preferred Stock and Preferred Dividends accrued as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of common stock. All preferred shareholders, except one, accepted our offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of Preferred Dividends into 257,831 shares of (post-split) common stock which were issued in the third quarter of 2017. The effective date of the exchange is June 30, 2017.  This exchange resulted in deemed dividends on preferred stock conversion of $148,125.

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

MedAmerica Properties Inc.

Date: November 20, 2017	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)