Form 10-K
period 2017-12-31
MedAmerica Properties Inc.
filed 2018-04-02
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a real estate management company, or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “real estate management company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $19,589,092 as of June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,610,568 shares of common stock, $0.01 par value per share, as of April 2, 2018.

PART I

As used in this report, all references to “MedAmerica,” the “Company,” “we,” “our” and “us” refer to MedAmerica Properties Inc.

Forward Looking Statements

This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

●	Continue to successfully raise capital to fund our operations;
●	Successfully finding medical office buildings to acquire with co-investment partners;
●	Successfully finding financing to acquire identified medical office buildings;
●	Successfully managing and operating medical office buildings acquired; and
●	Any of our other plans, objectives, expectations or intentions contained in this report that are not historical facts.

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

Item 1. Business.

Overview

MedAmerica is a real estate management company with limited operations. After exploring various industries, in 2016, the board of directors determined to pursue the sourcing, financing, asset management and co-investment of well-located medical office buildings throughout the United States with the intention of aggregating multiple properties within certain locations allowing us to gain efficiencies and diversify risk. We source, provide all due diligence and oversee the financing for co-investment partners to acquire medical office buildings in a price range typically too small for REIT investing. We then asset and property manage the portfolios and determine the optimal exit strategy.

These investments will have strong fundamentals in the highly-desired healthcare real estate sector that continues to grow by demand that is supported by expectations of an increase in the aging baby boomer population. We are focused on opportunistic medical office real estate investments located in the sunbelt states. Management is looking in these attractive geographic locations for investments that meet its criteria. We believe that investing in medical office buildings will generate strong cash flow and produce significantly increased value for our stockholders. Although we believe the acquisition and management of medical office buildings is fundamentally sound, there is no assurance that we will be successful in this endeavor or that we can locate and finance properties meeting our criteria in locations desirable to us. For more information concerning these risks, please see Part I, Section 1A – “Risk Factors”.

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

Risks Relating to Our Company

MedAmerica has limited assets and operations.

MedAmerica is a real estate management company with limited assets and operations. Without revenue, we are currently dependent upon private placement capital fundraising, and loans and equity infusions from a related party to meet our cash needs. Our ability to continue on an on-going basis is dependent upon, among other things, raising capital, obtaining debt financing and identifying medical office buildings to source, manage and co-invest, among other factors, many of which are beyond our control.

We will need to raise additional capital, which may not be available to us and may limit our operations or growth.

We will need additional capital to fund the implementation of our business plan. We cannot assure you that any necessary subsequent financing will be successful. Our future liquidity and capital requirements are difficult to predict as they depend upon many factors, including our ability to identify and complete acquisitions and the success of any business we do acquire. We will need to raise additional funds in order to meet working capital requirements or additional capital expenditures or to take advantage of other opportunities. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to raise needed capital, our growth and operations may be impeded. In addition, if we raise capital by selling additional shares of stock, your percentage ownership in MedAmerica will be diluted.

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

Certain employees and directors own a significant interest in MedAmerica.

Certain directors and officers control 31.72% of our outstanding common shares as of December 31, 2017. Accordingly, they possess a significant vote on all matters submitted to a vote of our shareholders including the election of the members of our board. This concentration of ownership may have the effect of preventing or discouraging transactions involving an actual or a potential change of control of MedAmerica, regardless of whether a premium is offered over then-current market prices.

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

Risks Relating to Our Shares

Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

In February 2017, management began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $1.50 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). Through December 31, 2017, the Company accepted subscriptions for $1,940,005 in the 2017 Private Placement. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. The proceeds of the 2017 Private Placement will be used for working capital and to fund operations and repay a related party note and accrued interest.

Outstanding convertible preferred stock may depress the price of our common stock.

As a result of the private placements including issuances of preferred stock in 2012 and prior years, there are shares of outstanding preferred stock which can be converted into as many as 10,000 shares of our common stock.  If the shares of preferred stock are converted, your ownership of the Company will be diluted.

If you invest in MedAmerica, you may experience substantial dilution and the market price of our shares may decrease.

In the event we identify and obtain a medical office building, there may be a dilutive effect on the holders of our securities. In addition, as part of our recruitment process and in connection with our efforts to attract and retain employees and directors, we may offer stock options, restricted stock or other types of equity-based incentives to our future employees and directors. The Company’s issuance of equity-based incentives to new hires, senior management and directors, may cause you significant dilution as a result of such issuances. In 2017 we issued a significant number of common shares to raise capital and retire shares of our preferred stock. Although shares of common stock issued in conjunction with private placements and to be issued upon conversion of our preferred stock will be “restricted” securities under the Securities Act of 1933 prior to any registration statement being filed and being declared effective by the SEC, they may nonetheless be sold prior to that time in reliance on registration exemptions contained in Rule 144 of the Securities Act, subject to certain resale restrictions imposed by Rule 144.  Such issuances and sales may also depress the market price of our shares.

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

Item 2. Properties.

We do not own any real property.

Item 3. Legal Proceedings.

The Company is not a party, nor is its property the subject of, any pending legal proceedings.

Item 4. Mine Safety

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded over-the-counter and sales are reported on the OTCQB under the symbol “MAMP.” The last reported sale price as of April 2, 2018 was $6.00 per share. The following table lists the high and low closing sale prices of our stock during 2017 and 2016 as reported on OTCQB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended December 31,
	2017		2016
	High	Low	High	Low
Fourth Quarter	$7.00	$4.55	$8.50	$4.00
Third Quarter	$12.98	$5.00	$10.00	$7.50
Second Quarter	$13.40	$7.00	$9.00	$6.00
First Quarter	$7.00	$4.00	$10.50	$6.50

There were approximately 735 stockholders of record of MedAmerica’s common stock as of April 2, 2018.

Common Stock

As of December 31, 2017, our certificate of incorporation authorized to issue up to 50.0 million shares of common stock, par value $0.01 per share. The holders of our common stock are entitled to one vote per share on all matters to be voted upon by our stockholders, including the election of directors. Our shares of common stock are not convertible into any other security and do not have any preemptive rights, conversion rights, redemption rights or sinking fund provisions. Stockholders are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. In the event of our liquidation, dissolution, or winding up, our stockholders receive ratably any net assets that remain after the payment of all of our debts, preferred stock and other liabilities.

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

Our board has the authority and has in the past exercised its discretion to exempt shareholders from the foregoing limitations if such shareholders can provide evidence to assure the board that no NOLs will be lost or limited by such exemption or the board determines such exemption is in the best interests of MedAmerica.

Dividends

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do have no present intentions to declare or pay, any cash dividends on our common stock.

Stock Options

In 2017, we issued 60,000 stock options to officers and directors and 5,000 options expired on June 26, 2017.

Private Placement

In February 2017, management began approaching certain accredited investors offering unregistered shares of the Company’s common stock for $1.50 a share in order to raise working capital and fund our operations (the “2017 Private Placement”). Through December 31, 2017, the Company accepted subscriptions for $1,940,005 in the 2017 Private Placement. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. The proceeds of the 2017 Private Placement will be used for working capital and to fund operations and repay a related party note and accrued interest.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Overview

MedAmerica is a real estate management company with limited operations. Without revenue, we are currently dependent upon private placement capital fundraising, and loans and equity infusions from a related party to meet our cash needs. Our ability to continue on an on-going basis is dependent upon, among other things, raising capital, obtaining debt financing and identifying medical office buildings to acquire, source, manage and co-invest, among other factors, many of which are beyond our control.

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

The name change reflects our new strategy of pursuing acquisitions and management of well-located medical office buildings. Pursuant to the reverse stock split, each outstanding share of the Company’s common stock was automatically exchanged for one-tenth of a share. As a result, each stockholder now owns a reduced number of shares of the Company’s common stock. The stock split affects all stockholders uniformly and does not affect any stockholder’s percentage ownership in the company or the proportionate voting rights and other rights and preferences of the stockholders, except for adjustments that may result from the treatment of fractional shares, which have been rounded to the nearest whole share. The number of the Company’s authorized shares of common stock was not affected by the stock split.

Private Placement

In February 2017, management began approaching certain accredited investors offering unregistered shares of the Company’s common stock for or $1.50  a share in order to raise working capital and fund our operations (the “2017 Private Placement”). Through December 31, 2017, the Company accepted subscriptions for $1,940,005 in the 2017 Private Placement. The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. The proceeds of the 2017 Private Placement will be used for working capital and to fund operations and repay a related party note and accrued interest.

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

As a result of the reverse stock split, the private placement and the preferred stock exchange, there is effectively 2,610,568 shares of common stock outstanding as of December 31, 2017 consisting of 1,056,900 shares from the reverse stock split, 1,293,337 shares from the 2017 private placement, 2,500 shares from a prior year private placement that were issued in 2017 and 257,831 shares from the preferred stock and preferred dividend exchange.

Letter of Intent to Acquire Banyan Medical Partners

On June 14, 2017, MedAmerica entered into a letter of intent with Patriot Equity LLC (“Patriot”) to reacquire all capital units of Banyan Medical Partners LLC (“BMP”) for $9,536,582. In 2016, MedAmerica originally formed BMP and its subsidiary, Banyan Surprise Plaza LLC (“BSP”), to embark on a new strategy to pursue the acquisition of well-located medical office buildings, particularly in the sunbelt states. In August 2016, BSP entered into an agreement to purchase the Surprise Medical Plaza, located in Surprise, Arizona. Although the Company pursued various options to finance the acquisition, management was unable to complete the transaction in the time frame provided for in the purchase agreement. As a result, the board decided to transfer BMP and BSP to Patriot, an entity owned by Gary O. Marino, the Company’s chairman of the board, in March 2017. BSP subsequently completed the acquisition of the Surprise Medical Plaza property. The letter of intent entered into between MedAmerica with Patriot was non-binding, provided for a ninety-day exclusive diligence period, and was contingent upon the Company obtaining financing to complete the acquisition. The letter of intent was extended to December 15, 2017 at which time it expired. The Company has no current plans to further pursue this acquisition.

Quasi-Reorganization

In preparing the Company's September 30, 2017 consolidated financial statements, the Company determined that events that would have allowed us to complete the previously disclosed Quasi-Reorganization pursuant to Section 210 of the Codification of Financial Reporting Policies ("Quasi-Reorg") effective June 30, 2017 did not materialize during the subsequent quarter.   As such we have subsequently determined that we do not meet all the requirements necessary to complete the Quasi-Reorg during this period.  The revision does not result in any change to total equity of the Company; it only affected individual equity account balances.  The Company assessed the materiality of this misstatement in the June 30, 2017 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period.  In accordance with SAB 108, the Company has adjusted the quarter ended June 30, 2017 financial statements.  There was no impact to statement of operations or cash flows.

	June 30, 2017
	As Originally Reported	Adjustment	As Corrected
Series A Preferred stock	$5.00	$-	$5.00
Common stock	158,461	-	158,461
Additional paid-in-capital	1,000,226	110,652,881	111,653,107
Accumulated deficit	-	(110,652,881)	(110,652,881)
Treasury stock	-	-	-
Total stockholders' equity (deficit)	$1,158,692	$-	$1,158,692

Critical Accounting Policies and Estimates

For a discussion of our significant accounting policies, see Note 4 – "Summary of Significant Accounting Policies" in the accompanying Notes to Financial Statements.

Results of Operations

The following table summarizes our results for the years ended December 31, 2017 and 2016:

	Year Ended December, 31		Variance
	2017	2016	$	%

General & administrative expenses	$698,774	$859,401	$(160,627)	-18.7%
Loss from operations	(698,774)	(859,401)	(160,627)	-18.7%
Interest expense	(17,002)	(13,208)	3,794	28.7%
Net loss	$(715,776)	$(872,609)	$(156,833)	18.0%

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the year ended December 31, 2017, general and administrative expenses decreased $160,627 or 18.7% compared to the year ended December 31, 2016.  2017 general and administrative expenses reflects a reimbursement of $117,756 of prior year expenses reimbursed by a related party relative to the sale of BMP.

The overall decrease in general and administrative expenses is primarily due to:

●	A decrease in compensation expense of approximately $150,000;
●	A decrease in non-cash directors compensation expense with a fair value of approximately $165,000;
●	A decrease in acquisition costs of approximately $20,000;
●	A decrease due to prior year expenses reimbursed by a related party relative to the sale of BMP of approximately $118,000;
●	Offset by an increase in travel and entertainment expense of approximately $17,000;
●	An increase in professional fees of approximately $210,000;
●	An increase in rent of approximately $28,000 paid to a related party;
●	An increase in insurance of approximately $4,000;
●	An increase in office expense and investor relations of approximately $22,000; and
●	An increase in other expenses of approximately $12,000

Interest expense

Interest expense was $17,002 and $13,208 for the years ended December 31, 2017 and 2016, respectively. The increase in interest expense was due to the increase in note payable balance and the longer length of time outstanding during 2017.

Income tax expense

Income tax expense was $0 for the years ended December 31, 2017 and 2016, respectively, due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

The Company’s net deferred tax assets before valuation allowance as of December 31, 2017 and 2016, were $2,125,133 and $2,838,189, respectively, most of which relates to net operating losses that expire in varying amounts through December 31, 2037. The Company recorded an operating loss for the year and has a history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize the net operating losses in the near future.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States, resulting in significant changes from previous tax law. The Tax Act reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. Our federal income tax expense for periods beginning in 2018 will be based on the new rate. The Tax Act also provides for immediate deduction of 100% of the costs of qualified property that have been incurred and the property placed in service during the period from September 27, 2017 to December 31, 2022. This provision will begin to phase down each year beginning January 1, 2023 and will be completely phased out as of January 1, 2027.

In connection with the initial analysis of the impact of the Tax Act, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in our deferred tax assets of approximately $1,067,000 with a corresponding adjustment to deferred income tax expense. This adjustment was fully offset by a decrease in the valuation allowance for the year ended December 31, 2017.

Net loss attributable to common shareholders

Net loss attributable to common shareholders was ($0.56) per share for the year ended December 31, 2017 as compared to ($0.94) per share for the year ended December 31, 2016. The difference of ($0.38) per common share is primarily the result of a reduction in net loss attributable to common shareholders of $112,481 and an increase of 498,640 in the weighted average number of common shares outstanding.

Financial Condition and Liquidity

Our cash balances at December 31, 2017 and 2016 were $708,382 and $450, respectively. The following is a summary of our cash flow activity for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(835,646)	$(688,758)
Net cash provided by (used in) investing activities	$(72,616)	$(110,000)
Net cash provided by financing activities	$1,616,194	$471,826

Net cash used in operating activities

For the year ended December 31, 2017, net cash used in operating activities was $835,646 as compared to net cash used in operating activities of $688,758 for the year ended December 31, 2016. The increase in cash used in operating activities was primarily due to the reduction in 2017 of non-cash directors compensation, a note assumed by a related party in 2017 and offset by a reduction in 2017 net loss.

Net cash provided by (used in) investing activities

For the year ended December 31, 2017, net cash used by investing activities was $72,616 as compared to net cash used in investing activities of $110,000 for year ended December 31, 2016. The decrease in cash used by investing activities was primarily due to the decrease in property deposits.

Net cash provided by financing activities

For the year ended December 31, 2017, net cash provided by financing activities was $1,616,194 as compared to $471,826 for the year ended December 31, 2016. The increase in net cash provided by financing activities was due primarily to the 2017 Private Placement which was launched on February 2017 and raised $1,810,264 (net of costs) through December 31, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $194,070.

At December 31, 2017, the Company had net working capital of $619,702 as compared to a net working capital deficit of $754,634 at December 31, 2016. The improvement in working capital is primarily due to the cash received from the 2017 Private Placement. The Company recognizes that as a result of the lack of operations, it will continue to rely upon the sale of stock, capital contributions from investors or loans from related parties to generate cash flow and we hope to generate cash from operating medical office buildings.

Liquidity and Profitability

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company management believes that cash on hand, cash flow generated internally by the Company and a line of credit from a related party will be adequate to fund its limited overhead and other cash requirements for the next twelve months.

At December 31, 2016, the Company had a cash balance of $450 and a working capital deficit of $754,634 with substantial doubt about its ability to continue as a going concern. During 2017 the Company executed a Private Placement. At December 31, 2017, the Company had a cash balance of approximately $708,000 and working capital of approximately $620,000.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

•	Curtailing costs and consolidating operations, where feasible.
•	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
•	Reducing operations to conserve cash.
•	Investigating and pursuing transactions with third parties, including strategic transactions and relationships.

The Company management believes that these measures, coupled with cash on hand, cash flow generated internally by the Company and a line of credit from a related party will be adequate to fund its limited overhead and other cash requirements for the next twelve months. However, there can be no assurance that we will be able to secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations.

New Accounting Pronouncements

Not applicable.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2017 and 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements for the years ended December 31, 2017 and 2016 follow this annual report, beginning on page 26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 20, 2017, the board of directors ratified the dismissal of the Company’s independent registered accounting firm of Daszkal Bolton LLP and engaging the new firm of Zachary Salum and Auditors PA. There were no disagreements with accountants on accounting and financial disclosures.

In October 2017, Zachary Salum and Auditors PA resigned for personal reasons. The board of directors engaged the new firm of Marcum LLP. There were no disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 our management, under the direction of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

At the end of December 31, 2017, we carried out evaluations of our effectiveness of internal control over financial reporting under the direction of our Chief Executive Officer and Chief Financial Officer. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2017, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that materially effect, or are reasonably likely to materially affect, our internal control over financial reporting.

Revision of Previously Issued Financial Statements

An evaluation was performed under the supervision and with the participation of our management, including our new Chief Executive Officer and our new Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the revision described in the filing of this Form 10-K, where we revised our additional paid-in capital and our accumulated deficit. Management determined these revisions were not material.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are:

Gary O. Marino, age 73, joined our board in January 2007, was appointed chairman in January 2008 and also served as our chief executive officer from November 2008 until he stepped down in October 2013. Mr. Marino is the chairman, president, and chief executive officer of Boca Equity Partners LLC (“BEP”) and Patriot Equity LLC (“Patriot”).  Mr. Marino served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, from 2005 until 2012, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads. We believe Mr. Marino is well qualified to serve on the board due to his broad experience as an entrepreneur and CEO.

Paul S. Dennis, age 79, joined the board in January 2007 and served as interim chief executive officer, president and chief financial officer from November 28, 2016 to August 2017. Previously, Mr. Dennis served as interim chief executive officer from April 2008 and chief financial officer from February 2007 to November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor. We believe Mr. Dennis is highly qualified to serve on MedAmerica’s board due to his broad experience as an entrepreneur and CEO.

Donald S. Denbo, age 68, joined the board in October 2013. Mr. Denbo has over 40 years of business experience, and is a founding member of Commercial Insurance Associates, LLC (CIA), an independent insurance agency specializing in risk management for a diversified client base. His knowledge and practice is varied, as it encompasses his more than 30 years of success in the insurance industry. In addition, Mr. Denbo has been an owner of Denbo Metal Recovery and a director of Tennessee Valley Recycling LLC, Bancroft Technology Group, Jet Plex Associates, Shadow Bluff Development, Reid Hill and Greymont Kennels, LLC. Mr. Denbo’s education includes a B.S. and M.S. in Psychology from the University of Tennessee, studies at the Vanderbilt School of Medicine and a PhD in Economics from the London School of Economics. We believe Mr. Denbo is highly qualified to serve on MedAmerica’s board due to his broad experience as an entrepreneur.

Joseph C. Bencivenga, age 59, joined the board and became the Company’s president and chief executive officer in August 2017. Mr. Bencivenga also serves as SVP, Finance for International Rail Partners LLC since December 2017. Mr. Bencivenga has more than 30 years experience in investment banking in New York, California and London with Barclays Capital, Salomon Brothers, Drexel Burnham, and Lehman Brothers. He has also served as a board member for numerous companies providing strategic financial advice in businesses in real estate, music, gaming, solid waste management and many other industries. Prior to this role, Mr. Bencivenga was a founding partner of a $5 billion hedge fund whose business included lending to and investing private equity in small to medium sized companies. During his tenure at Barclays Capital, Mr. Bencivenga served as Managing Director/Global Head of High Yield, and his team originated over 75 high yield, mezzanine and bridge loan transactions and acted as lead or joint lead on over 20 transactions.

Bennett Marks, age 69, joined the board in August 2017. Mr. Marks previously served as a member of the Company’s board from November 2008 to October 2013 and chief financial officer from November 2008 to May 2010. Mr. Marks is currently EVP & CFO of Boca Equity Partners LLC since January 2013. Prior to that Mr. Marks has been executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005. Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc., he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has more than twenty years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach office. Mr. Marks is licensed CPA in Florida and New York.

Robert Schellig, age 73, was appointed senior vice president and general counsel in August 2017. Mr. Schellig has over 47 years of legal experience in the areas of regulatory compliance, acquisitions and divestitures, contract administration, government relations, real estate and litigation. Following eight years of experience as a chief trial attorney at Canadian National Railroad’s U.S. subsidiaries, he moved to the executive department where he headed the Corporate Development, Real estate Development and Government Relations Department among other duties. He served in that capacity for 14 years and then entered the private sector specializing in the same general areas of law. Mr. Schellig served as vice president – law and then chief legal officer at Patriot Rail Corp. and International Rail Partners LLC before assuming his present position at MedAmerica.

Patricia K. Sheridan, age 55, was appointed chief financial officer in Sepetmber 2017. Ms. Sheridan has over 33 years of accounting, tax, reorganization and real estate experience. Since 2011, Ms. Sheridan has served as the managing member of PKS Group LLC, a consulting firm providing financial oversight for small to mid-sized privately owned companies, high net worth individuals and family offices. Over the last 12 years, she has worked in various capacities for private real estate development firms. Prior to that Ms. Sheridan served as the president and managing director at a $750 million investment management company and multiple roles with NYSE traded Beneficial Corporation, most recently Director – Corporate Real Estate Properties. Ms. Sheridan began her accounting career at Arthur Anderson & Co.

Mr. Bencivenga and Ms. Sheridan are husband and wife.

The board of directors has established certain attributes that it seeks in identifying candidates for directors. In particular, they look for individuals who have very high integrity, business savvy, an owner-oriented attitude and a deep genuine interest in MedAmerica. These are the same attributes that Gary O. Marino, MedAmerica’s Chairman, believes to be essential if one is to be an effective member of the board of directors. In considering candidates for director, the board considers the entirety of each candidate’s credentials in the context of these attributes. In the judgment of the Board, as a whole, each of the directors possesses such attributes.

Committees of the Board

We currently have limited operations and are presently investigating potential acquisition candidates. As a result, our directors have not designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we have not designated a director as an “audit committee financial expert” as defined by SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we may add additional directors as our operations grow and form appropriate committees at that time.

Code of Ethics

In March 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial and principal accounting officer. We will provide a copy of our code without charge upon written request to Joseph C. Bencivenga, Boca Center, Tower 1, 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Sheltering Palms Foundation Inc. invested in the 2017 Private Placement, acquiring more than 10% of the Company’s outstanding stock. As a result, Sheltering Palms was required to file a Form 3 with the SEC reporting its stock ownership in the Company, but has not yet filed the report. Based solely on our review of copies of reports furnished to us, we believe all other Section 16(a) filing requirements were timely met in 2017. Copies of these filings are available on our website at www.MedAmericaproperties.com or the SEC’s website at www.sec.gov.

Director Nominations

Our board of directors does not have a nominating committee. Instead, the board believes it is in the best interests of the Company to rely on the insight and expertise of all directors in the nominating process. Our directors will recommend qualified candidates for director to the full board and nominees are subject to approval by a majority of our board members. Nominees are not required to possess specific skills or qualifications; however, nominees are recommended and approved based on various criteria including relevant skills and experience, personal integrity and ability and willingness to devote their time and efforts to MedAmerica. Qualified nominees are considered without regard to age, race, color, sex, religion, disability or national origin. We do not use a third party to locate or evaluate potential candidates for director. The board of directors considers nominees recommended by stockholders according to the same criteria.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid by us to our executive officers for the years ended December 31, 2017 and 2016, as determined in accordance with SEC rules.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) ***	Option Awards ($) (****)	Total
Jospeh C. Bencivenga (*)	2017	25,000	-	-	25,000
President and Chief Executive Officer, Director	2016	-	-		-

Patricia K. Sheridan (**)	2017	18,750	-	-	18,750
Chief Financial Officer	2016	-	-		-

Paul S. Dennis	2017	-	-		-
Interim Chief Executive and Financial Officer, President, Director	2016	-	10,000	-	10,000

(*)	Mr. Bencivenga was appointed President & CEO on August 25, 2017

(**)	Ms. Sheridan was appointed CFO on September 1, 2017

(***)	Reflects the value of shares issued to Mr. Dennis as compensation for serving on the board of directors. Mr. Dennis was not compensated for serving as interim CEO, president and CFO.

(****)	On August 23, 2017 the Company issued stock options to the board of directors. The related stock compensation expense was not material.

Director Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to directors and officers Donald S. Denbo, , Gary O. Marino, Bennett Marks and Robert Schellig. The related stock compensation expense was not material.

On August 8, 2016, the Company issued an aggregate of 220,000 shares of common stock to Donald S. Denbo, Paul S. Dennis, Mark L. Friedman, Gary O. Marino and Jon D. Ryan as compensation for services as a director. The value of which is reflected in the table below, except for Mr. Dennis compensation which is described above under Summary Compensation.

The following table summarizes the compensation paid by us for the years ended December 31, 2017 and 2016, except for Messrs. Bencivenga and Dennis, which is described above under Summary Compensation.

Name and Principal Position	Year	Fees ($)	Stock Awards ($) (2)	Option Awards
Gary O. Marino	2017	-	-	-
Chairman	2016	-	10,000	10,000

Donald S. Denbo	2017	-	-	-
Director	2016	-	10,000	10,000

Mark L. Friedman (1)	2017	-	-	-
Director	2016	-	10,000	10,000

Bennett Marks (3)	2017	-	-	-
Director	2016	-	-	-

(1) Mr. Friedman resigned effecive March 15, 2017

(2) On August 23, 2017 the Company issued stock options to the board of directors. The related stock compensation expense was not material

(3) Mr. Marks joined the board on August 25, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of our directors and executive officers (current and former) and significant stockholders as of March 30, 2018.

Name and Address (1)	Common Stock	Stock Options	Total Stock Owned	Percentage Ownership
Gary O. Marino(2)	555,601	10,000	565,601	21.67%
Paul S. Dennis(3)	148,402	10,000	158,402	6.07%
Donald S. Denbo(4)	36,684	10,000	46,684	1.79%
Joe Bencivenga	0	15,000	15,000	0.57%
Patricia Sheridan	0	0	0	0.00%
Bennett Marks	27,373	10,000	37,373	1.43%
Robert Schellig	0	5,000	5,000	0.19%
Total Directors and Officers	768,060	60,000	828,060	31.72%
Sheltering Palms Foundation Inc.	333,333	0	333,333	12.77%
2378 NW 60th Street, Boca Raton, FL 33496
Richard Friedman	166,666	0	166,666	6.38%
730 Intracoastal Drive, Ft. Lauderdale, FL 33304
Total Directors, Officers, and Beneficial Owners of More than 5% of Common Stock	1,268,059	60,000	1,328,059	50.87%

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over the shares of stock owned. Unless otherwise indicated, the address of each of the beneficial owners identifies is Boca Center, Tower 1, 5200 Town Center Circle, Suite 550, Boca Raton, FL 33486

(2) 32,584 shares are held individually (184 of which are held in a brokerage account), 91,348 shares of common stock are held by Banyan Rail Holdings LLC. Gary O. Marino, the Company’s Chairman, is the president and a significant stockholder of Banyan Rail Holdings LLC. 351,966 shares of common stock are held by Marino Family Holdings, LLC. Mr. Marino is the manager of Marino Family Holdings, LLC. 79,703 are held by the Marino Family Dynasty Trust.

(3) 32,000 are held individually. 115,202 shares of common stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified. 1,200 shares are held in an IRA account.

(4) 20,800 shares are held individually. 15,884 shares are held by Coalbrookedale Partners of which Mr. Denbo is the president.

 Equity Compensation Plan Information

We have not issued any other options, warrants or rights in 2017 or 2016 under our Equity Compensation Plan. In 2017 and 2016, 0 and 5,000 options, respectively, expired for our directors. The 60,000 options issued in 2017 were non-qualified options not covered by this plan. Our equity plans are summarized in the following table.

Plan category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of secuurities remaining available for future issuance under equity compensation plans, excluding securities reflected in the first column
Equity compensation plans approved by security holders	0	$-	27,200
Equity compensation plans not approved by security holders	0
Total	0	$-	27,200

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

On June 1, 2015, the Company entered into a month-to-month office lease and administrative support agreement (the “Agreement”) with Boca Equity Partners LLC (“BEP”). The Agreement was effective as of January 1, 2015 and terminated on February 3, 2017, the effective date of a new agreement (the “New Agreement”). The Agreement and New Agreement provide for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $4,750 and $6,605 per month, respectively. In addition, the New Agreement calls for the Company to reimburse BEP a one-time charge in the amount of $37,122 related to the costs of the set-up of the new office and move.

On June 8, 2017, MedAmerica entered into an office lease and administrative support agreement (the “Agreement”) with BEP. The Agreement has a month-to-month term commencing on June 1, 2017. The Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $15,000 a month. The Agreement replaces the February 3, 2017 office lease and administrative support agreement between the Company and BEP and includes additional general office and administrative staff support services. Total expense incurred under these agreements amounted to $138,025 and $99,687 for the years ended December 31, 2017 and 2016, respectively.

Also on June 1, 2015, the Company entered into a support agreement (the “Support Agreement”) with BEP. The Support Agreement was effective as of January 1, 2015 and terminated on October 1, 2016, the effective date of a new support agreement (the “New Support Agreement”). The Support Agreement and the New Support Agreement provide for corporate support services. The Support Agreement and the New Support Agreements are for a month-to-month term and the New Support Agreement will terminate upon the Company’s payment of a success fee, should the Company acquire more than 50% of the assets or capital stock of any company (an “Acquisition”) during the terms of the Support Agreement or the New Support Agreement or within the one year period following the termination of either. Within five days of the closing of any potential Acquisition, MedAmerica will pay to BEP 2% of the cash purchase price paid by the Company to the seller(s) for the Acquisition.

The Company’s directors have not received cash compensation for their services in 2017 and 2016 but were compensated with common stock and stock options. See footnote 6 to the consolidated financial statements Preferred Stock and Common Stock and footnote 9 to the consolidated financial statements Stock Based Compensation for further discussion.

As of December 31, 2017, the Company’s board of directors and officers beneficially own 828,060 shares of the Company’s common stock or 31.72% of the outstanding common stock. Also, Banyan Rail Holdings LLC and Marino Family Holdings LLC owned 91,348 and 351,966 shares of common stock of the Company, respectively, included in the shares shown in item 12 above.

In the third quarter of 2017, the Company hired a new president and chief executive officer and a new chief financial officer who are husband and wife. Also, in the third quarter of 2017, the Company issued 15,000 common stock options to the president and CEO and 45,000 shares to other board members and officers.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was replaced, cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (“the New Note”) with BEP. The New Note balance as of December 31, 2016 was $471,826 which represents advances from BEP under the Note, advances made since the date of the Note and interest accrued thereon. The New Note bears interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request. A portion of this note was assumed by Banyan Medical Partners LLC (“BMP”) and the balance was paid off during 2017.  The New Note is available to the Company.

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of BEP and managing member of Patriot. Mr. Marino, the Company’s interim chief executive officer, president and chief financial officer, Paul S. Dennis, and director, Donald S. Denbo also hold membership interests in BEP.

During 2016, the Company established BMP, and certain other subsidiaries wholly-owned by BMP. The Company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to recoup the $110,000 in property deposits as of December 31, 2016, $50,000 property deposits made during 2017 and reimbursement of $117,756 of other 2016 and 2017 expenses incurred by the Company on behalf of BMP. This reimbursement of expenses is offset in general and administrative expenses.

On June 14, 2017, the Company entered into a letter of intent with Patriot to reacquire all of the capital units of BMP from Patriot, for $9,536,582 which is the purchase price of the BSP. The letter of intent is non-binding, provides for a ninety-day exclusive diligence period, and is contingent upon Banyan obtaining financing to complete the acquisition. The letter was extended to December 15, 2017 at which time it expired.

Paul Dennis, director and interim president, interim chief executive officer and interim chief financial officer participated in the 2017 Private Placement investing $150,000 for 100,000 shares of common stock.

Director Independence

Our board has determined that Donald S. Denbo and Bennett Marks are “independent” as defined by NASDAQ Stock Market Listing Rule 5605(a)(2). Although we are not listed for trading on the NASDAQ stock market, we have selected the NASDAQ rules as an appropriate guideline for determining the independence of our board members.

Item 14. Principal Accounting Fees and Services.

On January 20, 2017, the board of directors ratified the dismissal of the Company’s independent registered accounting firm of Daszkal Bolton LLP and engagement of the new firm of Zachary Salum and Auditors PA.  Zachary Salum served as our independent registered public accounting firm through November 3, 2017 when they resigned due to personal reasons. Zachary Salum was paid $9,500 for the audit of the Company’s 2016 consolidated financial statements and $10,000 for their review of the Company’s Form 10Q’s for the quarters ended March 31, 2017, June 30, 2017 and an amendment to the March 31, 2017. Additionally, Zachary Salum was paid $1,500 for the preparation of the Company’s 2016 tax return.

On November 8, 2017, the board of directors ratified the appointment of Marcum LLP as independent registered public accounting firm. During 2017 Marcum LLP was paid $5,000 for their review of the Company’s Form 10-Q for the quarter ended September 30, 2017 and $20,000 for the audit of the company's consolidated financial statements for the year ended December 31, 2017.

Daszkal Bolton LLP served as our independent registered public accounting firm through January 19, 2017 as described above and was paid $48,000 and $53,109 for their review of the Company’s Form 10-Q’s for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and for the audit of the company's consolidated financial statements for the year ended December 31, 2015. Additionally, Daszkal Bolton LLP was paid $5,500 and $7,550 for certain tax services for the year ended December 31, 2016 and 2015, respectively. Also, Daszkal Bolton LLP was paid $3,465 and $2,050 for other tax related consulting services during the years ending December 31, 2016 and 2015, respectively.

Because of the size of our board, the directors have not designated an audit committee.  Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Zachary Salum and Auditors PA and Marcum LLP. Our board believes the services provided by Marcum LLP are compatible with maintaining our auditor’s independence.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

(b)	Exhibit Index.

3.1

Restated Certificate of Incorporation. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed April 15, 2010 is incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.

3.3	Certificate of Correction. Exhibit 3.1 to the Form 8-K filed March 14, 2011 is incorporated by reference herein.

3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.

3.5	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.

3.6	Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated July 5, 2011 is incorporated by reference herein.

3.7	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated April 11, 2012 is incorporated by reference herein.

3.8	Certificate of Amendment to Certificate of Incorporation of MedAmerica Properties Inc. Exhibit 3.8 to the Form 10-K dated March 25, 2015 is incorporated by reference herein.

3.9	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

10.1

Office Lease and Administrative Support Agreement, dated June 1, 2015, by and between MedAmerica Properties Inc. and Boca Equity Partners, LLC. Exhibit 10.1 to the Form 8-K dated June 5, 2015 is incorporated by reference herein.

10.2	Support Agreement, dated June 1, 2015, by and between MedAmerica Properties Inc. and Boca Equity Partners, LLC. Exhibit 10.2 to the Form 8-K dated June 5, 2015 is incorporated by reference herein.

10.3	Exhibit 10.3 to the Form 10-K filed March 31, 2017 is incorporated by reference herein.

10.4	Exhibit 10.4 to the Form 10-K filed March 31, 2017 is incorporated by reference herein.

10.5

Demand Note and Loan Agreement, dated July 27, 2016, by and between MedAmerica Properties, Inc. and Boca Equity Partners LLC.  Exhibit 10.1 to the Form 8-K dated July 27, 2016 is incorporated by reference herein.

10.6

Demand Note and Loan Agreement, dated December 31, 2016, by and between MedAmerica Properties, Inc. and Boca Equity Partners LLC.  Exhibit 10.1 to the Form 8-K dated February 24, 2017 is incorporated by reference herein.

10.7	Purchase Agreement, dated March 9, 2017, by and between MedAmerica Properties, Inc. and Patriot Equity, LLC. Exhibit 10.1 to the Form 8-K dated March 9, 2017 is incorporated by reference herein.

14.1	Code of Ethics. Exhibit 14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 filed on April 16, 2007 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, MedAmerica Properties Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedAmerica Properties Inc.

Date: April 2, 2018	/s/ Joseph C. Bencivenga
By Joseph C. Bencivenga,
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2018	/s/ Patricia K. Sheridan
By Patricia K. Sheridan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of MedAmerica Properties Inc. and in the capacities and on the dates indicated.

Date: April 2, 2018	/s/ Gary O. Marino
By Gary O. Marino,
Chairman of the Board

Date: April 2, 2018	/s/ Joseph C. Bencivenga
By Joseph C. Bencivenga, Director & President & CEO

Date: April 2, 2018	/s/ Bennett Marks
By Bennett Marks, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MedAmerica Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MedAmerica Properties, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

/S/ Marcum LLP

We have served as the Company’s auditor since 2017.

Ft. Lauderdale, Florida

April 2, 2018

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

/s/ Zachary Salum Auditors P.A.

South Miami, Florida

March 27, 2017

MedAmerica Properties Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$708,382	$450
Property deposits	-	110,000
Prepaid insurance and other assets	38,191	31,703
Total current assets	746,573	142,153
Other assets
Equipment & furnishings, net	21,808	-
Total other assets	21,808	-
Total assets	$768,381	$142,153

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$66,319	$95,944
Accrued dividends	27,361	329,017
Loan payable - insurance financing	33,191	-
Notes payable to related parties, including accrued interest of $13,208	-	471,826
Total current liabilities	126,871	896,787

Total liabilities	126,871	896,787

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 and 10,375 issued and outstanding at December 31, 2017 and 2016, respectively	5	104
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 and 1,056,723 issued and outstanding at December 31, 2017 and issued at December 31, 2016, respectively	26,105	10,567
Additional paid-in capital	111,861,799	109,836,007
Accumulated deficit	(111,246,399)	(110,530,623)
Treasury stock, at cost, for 566 shares	-	(70,689)
Total stockholders' equity (deficit)	641,510	(754,634)

Total liabilities and stockholders' equity (deficit)	$768,381	$142,153

See Notes to Consolidated Financial Statements

MedAmerica Properties Inc.
Consolidated Statements of Operations

	Year Ended December, 31
	2017	2016

General & administrative expenses	$698,774	$859,401
Loss from operations	(698,774)	(859,401)
Interest expense	(17,002)	(13,208)
Net loss	$(715,776)	$(872,609)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(5,000)	(103,750)
Deemed dividends on preferred stock conversion	(148,125)	-
Net loss attributable to common stockholders	$(868,901)	$(976,359)

Basic and diluted average number of common shares outstanding:	1,516,165	1,038,895

Net loss per share - basic and diluted	$(0.57)	$(0.94)

See Notes to Consolidated Financial Statements

MedAmerica Properties Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(715,776)	$(872,609)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	808	-
Note assumed by related party	(117,756)
Stock compensation expense	-	165,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	26,703	(22,951)
Increase (decrease) in accounts payable and accrued expenses	(29,625)	41,802
Net cash used in operating activities	(835,646)	(688,758)

Cash flows provided by (used in) investing activities:
Acquisition of equipment and furnishings	(22,616)	-
Decrease (increase) in property deposits	(50,000)	(110,000)
Net cash provided by (used in) investing activities	(72,616)	(110,000)

Cash flows provided by financing activities:
Payment of demand loan & accrued interest - related party	(363,208)	-
Proceeds on demand loan - related party	169,138	471,826
Proceeds from common stock subscribed, net of expenses	1,810,264	-
Net cash provided by financing activities	1,616,194	471,826

Net increase (decrease) in cash	707,932	(326,932)
Cash at beginning of period	450	327,382
Cash at end of period	$708,382	$450

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,002	$-
Taxes	$-	$-
Non cash financing activities:
Preferred stock dividend	$-	$103,750
Deemed dividend on preferred stock conversion	$148,125
Issuance of common shares in lieu of cash dividends payable	$-	$29,249
Shares issued for common stock subscribed	$1,940,005	$-
Conversion of preferred stock dividends to common stock	$301,656	$-
Prepaid insurance loan financing	$33,191	$-

See Notes to Consolidated Financial Statements

MedAmerica Properties Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Periods Ended December 31, 2017 and December 31, 2016

	Common Stock		Common Stock	Preferred Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity December 31, 2015	1,031,737	$10,318	$0	10,375	$104	$109,745,757	$(109,658,014)	566	$(70,689)	$27,476
Issuance of common stock	2,986	29				29,220				29,249
Stock compensation expense	22,000	220				164,780				165,000
Net loss for the year ended December 31, 2016							(872,609)			(872,609)
Preferred stock dividends						(103,750)				(103,750)

Stockholders’ (deficit) equity December 31, 2016	1,056,723	10,567	-	10,375	104	109,836,007	(110,530,623)	566	(70,689)	(754,634)

Retire treasury stock		-				(70,689)		(566)	70,689	-
Preferred stock and preferred dividends exchange for common stock	257,831	2,578		(9,875)	(99)	299,177				301,656
Fractional Share Rounding	180	2				(2)				-
Common stock subscribed			1,940,005							1,940,005
Issuance of common stock	1,295,834	12,958	(1,940,005)			1,797,306				(129,741)
Net loss for the year ended December 31, 2017							(715,776)			(715,776)
Stockholders’ equity (deficit) December 31, 2017	2,610,568	26,105	-	500	5	111,861,799	(111,246,399)	-	-	641,510

See Notes to Consolidated Financial Statements

MedAmerica Properties, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations

MedAmerica Properties Inc. (the “Company” or “MedAmerica”), was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company experienced severe losses from an operating subsidiary in the rail services sector. In 2016, after exploring various industries and researching numerous companies, the board of directors elected to pursue investing in commercial real estate. The Company is pursuing the acquisition and management of strategically located medical office buildings.

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

Note 2. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany account balances have been eliminated in consolidation. The accompanying Financial Statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and its subsidiaries.

Note 3. Liquidity and Profitability

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company management believes that cash on hand, cash flow generated internally by the Company and a line of credit from a related party will be adequate to fund its limited overhead and other cash requirements for the next twelve months.

At December 31, 2016, the Company had a cash balance of $450 and a working capital deficit of $754,634 with substantial doubt about its ability to continue as a going concern. During 2017 the Company executed a Private Placement. At December 31, 2017, the Company had a cash balance of approximately $708,000 and working capital of approximately $620,000.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

•	Curtailing costs and consolidating operations, where feasible.
•	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
•	Reducing operations to conserve cash.
•	Investigating and pursuing transactions with third parties, including strategic transactions and relationships.

The Company management believes that these measures, coupled with cash on hand, cash flow generated internally by the Company and a line of credit from a related party will be adequate to fund its limited overhead and other cash requirements for the next twelve months. However, there can be no assurance that we will be able to secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations.

MedAmerica Properties, Inc.

Notes to Consolidated Financial Statements

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

Equipment and Furnishings

Equipment and furnishings are stated at cost. Depreciation will be computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period statement of operations.

Fair Value of Financial Instruments

Recorded financial instruments as of December 31, 2017, consist of cash, accounts payable, certain accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with the provision included in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 260, Earnings per Share. Under ASC 260, basic and diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income (loss) per common share excludes the effect of potentially dilutive securities, while diluted income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares. The Company’s potentially dilutive securities are not included in the computation of diluted loss per share because their impact is anti-dilutive due to the net loss.

Income Taxes

The Company accounts for our income taxes using FASB ASC Topic 740, " Income Taxes ", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company follows the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending December 31,  2017 and December 31,  2016. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2017. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

MedAmerica Properties, Inc.

Notes to Consolidated Financial Statements

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

Note 5. Equipment and Furnishings

The amount of equipment and furnishings as of December 31, 2017, is as follows:

Description	Amount
Office equipment and furnishings	$21,829
Computer equipment	787
Total	22,616
Less accumulated depreciation	(808)
Equipment and furnishings, net	$21,808

Depreciation expense related to equipment and furnishings amounted to $808 for the year ended December 31, 2017.

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

Private Placement

From February 10, 2017 through December 31, 2017, the Company accepted subscriptions of $1,940,005 for unregistered shares of the Company’s common stock for $1.50 a share (the “2017 Private Placement”). The issuances of common stock were made in reliance on section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and rule 506 of Regulation D of the Securities Act. The proceeds from the 2017 Private Placement will be used for working capital and to fund operations. Through December 31, 2017, the Company has issued 1,293,334 shares of common stock under this Private Placement. The Company issued 2,500 shares of common stock under a prior year Private Placement.

MedAmerica Properties, Inc.

Notes to Consolidated Financial Statements

Preferred Stock Exchange

In April 2017, we offered our preferred shareholders shares of our common stock in exchange for their Series A cumulative preferred stock (“Preferred Stock”) and accumulated preferred dividends outstanding as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of (post-split) common stock and each dollar of preferred dividend would be exchanged for 0.2 shares of common stock. All preferred shareholders, except one, accepted the offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of accumulated preferred dividends into 257,831 shares of common stock, which were issued in the third quarter of 2017. The effective date of the exchange is June 30, 2017. This exchange resulted in deemed dividends on preferred stock conversion of $148,125.

Subsequent to the reverse stock split, the private placement and the preferred stock exchange, there are 2,610,568 shares of common stock issued and outstanding as of December 31, 2017 consisting of 1,059,581 shares after the reverse stock split, 1,293,156 shares from the private placement and 257,831 shares from the preferred stock and preferred dividend exchange.

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

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 and $329,017 as of December 31, 2017 and December 31, 2016, respectively. An additional $5,000 of cumulative Preferred Dividends are undeclared and unaccrued as of December 31, 2017 and are not included in the balance sheet.

Common Stock

As of December 31, 2017, the Company’s board of directors and officers beneficially own 828,060 shares of the Company’s common stock or 31.72% of the outstanding common stock. Included in the 828,060 shares is 91,348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC.

On August 8, 2016, the Company issued an aggregate of 220,000 shares of common stock to its Directors as compensation for services in 2016. The Company recorded compensation expense in the amount (included in general and administrative on the Consolidated Statement of Operations) of $165,000 for the value of their services as of September 30, 2016. The compensation expense is based on the $0.75 per share market price of the Company’s stock at the time of issuance as required by applicable accounting guidance.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

As of December 31,
	2017	2016
Current	$-	$-
Deferred	-	-
Net income tax expense	$-	$-

MedAmerica Properties Inc.

Notes to Consolidated Financial Statements

Note 7.  Income Taxes (Continued)

The components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2017	2016

Long-term deferred tax assets:
Stock compensation benefit	$187,030	$219,778
Net operating loss carryforward	1,938,103	2,618,411
Total long-term deferred tax assets	2,125,133	2,838,189
Valuation allowance	(2,125,133)	(2,838,189)
Net deferred tax assets	-	-

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2017 was $7,989,620, which expire in varying amounts through December 31, 2037.

The Company’s net deferred tax assets before valuation allowance as of December 31, 2017 was $2,125,133, most of which relates to net operating loss carryforwards.   The Company recorded an operating loss for the year and has a history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the year ended December 31, 2017, the Company recorded a reduction in the valuation allowance of $713,056.

The Company is subject to income taxes in the U.S. federal jurisdiction and Florida state jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by taxing authorities for the years before 2014.

MedAmerica Properties Inc.

Notes to Consolidated Financial Statements

Note 7.  Income Taxes (Continued)

The income tax provision differs from the expense that would result from applying statutory rate to income before income taxes principally because of permanent differences, state income taxes,  the release of the valuation allowance, and the effect of the change in tax rate.  The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company's tax provision attributable to continuing operations:

	Year ended December 31,
	2017	2016

Statutory Federal Rate	34.00%	34.00%
State Income Taxes	3.61%	5.50%
Change in Tax Rate	-149.08%	0.00%
True-ups	12.02%	0.00%
Permanent Differences	-0.17%	-12.00%
Valuation Allowance	99.62%	-27.50%
	0.00%	0.00%

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States, resulting in significant changes from previous tax law. The Tax Act reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. Our federal income tax expense for periods beginning in 2018 will be based on the new rate. The Tax Act also provides for immediate deduction of 100% of the costs of qualified property that have been incurred and the property placed in service during the period from September 27, 2017 to December 31, 2022. This provision will begin to phase down each year beginning January 1, 2023 and will be completely phased out as of January 1, 2027.

In connection with the initial analysis of the impact of the Tax Act, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in our deferred tax assets of approximately $1,067,000 with a corresponding adjustment to deferred income tax expense. This adjustment was fully offset by a decrease in the valuation allowance for the year ended December 31, 2017.

MedAmerica Properties Inc.

Notes to Consolidated Financial Statements

Note 8. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 and 10,375 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding at December 31, 2017 and 2016, respectively, as their inclusion would be anti-dilutive.

Note 9. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

The Company has stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Balance January 1, 2016	5,000	$10.30	$-	0.5	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	(5,000)	(10.30)	-	-	-
Balance December 31, 2016	-	-	-	-	-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	8.00	$-	4.75	$-

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

MedAmerica Properties Inc.

Notes to Consolidated Financial Statements

Note 10. Related Parties and Transactions

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

During 2016, the Company established BMP, and certain other subsidiaries wholly-owned by BMP. The Company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to recoup the $110,000 in property deposits as of December 31, 2016 and reimbursement of $117,756 of other 2016 and 2017 expenses incurred by the Company on behalf of BMP. This reimbursement of expenses is offset in general and administrative expenses.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represents advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request. The New Note including accrued interest was paid in full May 31, 2017. The Note remains available to the Company to draw upon.

On June 8, 2017, MedAmerica entered into an office lease and administrative support agreement (the “Agreement”) with BEP. The Agreement has a month-to-month term commencing on June 1, 2017. The Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $15,000 a month. The Agreement replaces the February 3, 2017 office lease and administrative support agreement between the Company and BEP and includes additional general office and administrative staff support services. Total expense incurred under these agreements amounted to $138,025 and $99,687 for the years ended December 31, 2017 and 2016, respectively.

On June 14, 2017, the Company entered into a letter of intent with Patriot to reacquire all of the capital units of BMP from Patriot, for $9,536,582 which is the purchase price of the Medical Office Building. The letter of intent in non-binding, provides for a ninety-day exclusive diligence period, and is contingent upon the Company obtaining financing to complete the acquisition. The letter of intent was extended to December 15, 2017 at which time it expired. The Company has no current plans to further pursue this acquisition.

The Company’s directors have not received cash compensation for their services in 2017 or 2016 but were compensated with common stock and stock options. See footnote 6 Preferred Stock and Common Stock and footnote 9 Stock Based Compensation for further discussion. In the third quarter of 2017, the Company hired a new president and chief executive officer and a new chief financial officer who are husband and wife. Also, in the third quarter of 2017, the Company issued 15,000 common stock options to the president and CEO and 45,000 shares to other board members and officers. The related stock compensation was not material.

As of December 31, 2017, the Company’s board of directors and officers beneficially own 828,060 shares of the Company’s common stock or 31.72% of the outstanding common stock. Included in the 828,060 shares is 91, 348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC.

Paul Dennis, director and interim president, interim chief executive officer and interim chief financial officer participated in the 2017 Private Placement investing $150,000 for 100,000 shares of common stock.

Note 11. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.