Form 10-Q
period 2018-03-31
MedAmerica Properties Inc.
filed 2018-05-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 14, 2018, the registrant had 2,610,568 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I — Financial Information

Item 1.	Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and Equivalents	$479,252	$708,382
Prepaid insurance and other assets	30,690	38,191
Total current assets	509,942	746,573
Other assets
Equipment & Furnishings, Net	21,000	21,808
Total other assets	21,000	21,808
Total assets	$530,942	$768,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$50,565	$66,319
Accrued dividends	27,361	27,361
Note payable - insurance financing	20,691	33,191
Total current liabilities	98,617	126,871

Total liabilities	98,617	126,871

Stockholders' equity (deficit)
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 issued at March 31, 2018 and December 31, 2017	5	5
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 issued at March 31, 2018 and December 31, 2017	26,105	26,105
Additional paid-in capital	111,861,799	111,861,799
Accumulated deficit	(111,455,584)	(111,246,399)
Total stockholders' equity	432,325	641,510

Total liabilities and stockholders' equity	$530,942	$768,381

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017

General & administrative expenses	$208,801	$(7,270)
Income (Loss) from operations	(208,801)	7,270
Interest expense	(384)	(12,278)
Net loss	$(209,185)	$(5,008)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(1,250)	(1,250)
Net loss attributable to common stockholders	$(210,435)	$(6,258)

Basic and diluted average number of common shares outstanding:	2,610,568	1,056,723

Net loss per common share basic and diluted	$(0.08)	$(0.00)

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(209,185)	$(5,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	808	-
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	7,500	9,922
Increase in accounts payable and accrued expenses	(15,753)	11,969
Decrease in accrued interest - related party	-	12,278
Net cash used in operating activities	(216,630)	29,161

Cash flows provided by (used in) investing activities:
Proceeds from property deposits	-	110,000
Net cash provided by (used in) investing activities	-	110,000

Cash flows provided by financing activities:
Payment of demand loan & accrued interest - related party	-	(268,101)
Payment of note payable - insurance financing	(12,500)	-
Proceeds on demand loan - related party	-	126,533
Proceeds from common stock subscribed, net of expenses	-	675,000
Net cash provided by financing activities	(12,500)	533,432

Net increase (decrease) in cash	(229,130)	672,593
Cash at beginning of period	708,382	450
Cash at end of period	$479,252	$673,043

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$5,650	$-

Non cash financing activities:
Preferred stock dividend	$-	$25,945

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

In April 2017, our board of directors and the holders of a majority of our outstanding shares of common stock approved by written consent amendments to the Company’s certificate of incorporation to (1) change the name of the Company from “Banyan Rail Services Inc.” to “MedAmerica Properties Inc.,” and (2) effect a 1 for 10 reverse stock split of the issued and outstanding shares of common stock of the Company. On June 15, 2017, the Company filed these amendments with the Secretary of State of the State of Delaware and the name change and reverse stock split became effective with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 20, 2017. As appropriate, all common stock share quantities have been updated to reflect the 1 for 10 reverse stock split.

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

Note 3. Liquidity and Profitability

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company management believes that cash on hand and a line of credit from a related party (see Note 9) will be adequate to fund its limited overhead and other cash requirements for the next twelve months.

During 2017 the Company completed a private placement of its common stock, raising $1,940,005. At March 31, 2018, the Company had a cash balance of approximately $479,000 and working capital of approximately $411,000.

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

The Company management believes that these measures, coupled with cash on hand and a line of credit from a related party will be adequate to fund its limited overhead and other cash requirements for the next twelve months. However, there can be no assurance that we will be able to secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations.

Note 4. Summary of Significant Accounting Policies

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2018 for the three months ended March 31, 2018 and 2017 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2018 and the results of its operations and its cash flow for the three months ended March 31, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Fair Value of Financial Instruments

Recorded financial instruments as of March 31, 2018, consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

The Company follows the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending December 31, 2017 and December 31, 2016. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company, and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Preferred Stock Dividends

The holder of Series A Cumulative Preferred Stock (“Preferred Stock”) shall be entitled to receive cumulative, non-compounded, cash dividends on each outstanding share of Preferred Stock at the rate of 10.0% of the issuance price per annum (“Preferred Dividends”), which began accumulating on January 1, 2010. The Preferred Dividends shall be payable semiannually to the holder of Preferred Stock, when and as declared by the Board of Directors.

Recently Issued Accounting Pronouncements

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

Note 5. Equipment and Furnishings

The amount of equipment and furnishings as of March 31, 2018, is as follows:

Description	Amount
Office equipment and furnishings	$21,829
Computer equipment	787
Total	22,616
Less accumulated depreciation	(1,616)
Equipment and furnishings, net	$21,000

Depreciation expense related to equipment and furnishings amounted to $808 for the quarter ended March 31, 2018.

Note 6. Preferred Stock and Common Stock

Stock Split

In April 2017, the board of directors and the then majority shareholder approved a 1 for 10 reverse stock split (“Stock Split”) of the issued and outstanding shares of common stock of the Company. On June 15, 2017, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State effecting the Stock Split. The Stock Split became effective with the Financial Industry Regulatory Authority, Inc. (“FINRA”) on June 20, 2017.

Pursuant to the Stock Split, each outstanding share of the Company’s common stock was automatically exchanged for one - tenth of a share. As a result, each stockholder now owns a reduced number of shares of the Company’s common stock. The Stock Split affects all stockholders uniformly and does not affect any stockholder’s percentage ownership in the Company or the proportionate voting rights and other rights and preferences of the stockholders, except for adjustments that may result from the treatment of fractional shares, which have been rounded to the nearest whole share. The number of the Company’s authorized shares of common stock was not affected by the Stock Split.

Private Placement

From February 10, 2017 through December 31, 2017, the Company accepted subscriptions of $1,940,005 for unregistered shares of the Company’s common stock for $1.50 a share (the “2017 Private Placement”). The issuances of common stock were made in reliance on Section 4(a)(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506(b) under the Securities Act. The proceeds from the 2017 Private Placement will be used for working capital and to fund operations. The Company issued 1,293,334 shares of common stock under the 2017 Private Placement, along with 2,500 shares of common stock under a prior private placement.

Preferred Stock Exchange

In April 2017, the Company offered our preferred shareholders shares of our common stock in exchange for their Series A cumulative preferred stock (“Preferred Stock”) and accumulated preferred dividends outstanding as of December 31, 2016. Pursuant to the offer, each share of Preferred Stock would be exchanged for 20 shares of (post-split) common stock and each dollar of preferred dividend would be exchanged for 0.2 shares of common stock. All preferred shareholders, except one, accepted the offer resulting in the conversion of 9,875 shares of Preferred Stock and $301,656 of accumulated preferred dividends into 257,831 shares of common stock, which were issued in the third quarter of 2017. The effective date of the exchange is June 30, 2017. This exchange resulted in deemed dividends on preferred stock conversion of $148,125.

Subsequent to the reverse stock split, the private placement and the preferred stock exchange, there are 2,610,568 shares of common stock issued and outstanding, consisting of 1,059,581 shares after the reverse stock split, 1,293,156 shares from the private placement and 257,831 shares from the preferred stock and preferred dividend exchange.

Preferred Stock Dividends

The holder of Preferred Stock shall be entitled to receive cumulative, non-compounded cash dividends on each outstanding share of Preferred Stock at the rate of 10.0% of the Issuance Price per annum (“Preferred Dividends”), which began to accrue on January 1, 2010. Preferred Dividends shall be payable semiannually to the holder of Preferred Stock. Any Preferred Dividends due and unpaid on any Payment Date, whether or not declared by the board of directors, shall accrue with any other due and unpaid Preferred Dividends, regardless of whether there are profits, surplus or other funds of the Company legally available for payment of dividends.

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 as of March 31, 2018 and December 31, 2017, respectively. An additional $6,250 of cumulative Preferred Dividends are undeclared and unaccrued as of March 31, 2018 and are not included in the balance sheet.

Common Stock

As of March 31, 2018, the Company’s board of directors and officers beneficially own 828,060 shares of the Company’s common stock or 31.72% of the outstanding common stock. Included in the 828,060 shares is 91,348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC, companies controlled by our chairman, Gary O. Marino.

Note 7. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 and 10,375 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding at March 31, 2018 and 2017, respectively, as their inclusion would be anti-dilutive.

Note 8. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance December 31, 2016	-	$-	$-	-	$-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	8.00	$-	-	-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance March 31, 2018	60,000	$8.00	$-	4.50	$-

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

Note 9. Related Party Relations and Transactions

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

During 2016, the Company established BMP, and certain other subsidiaries wholly-owned by BMP. The Company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to recoup the $110,000 in property deposits as of December 31, 2016 and reimbursement of $117,756 of other 2016 and 2017 expenses incurred by the Company on behalf of BMP. This reimbursement of expenses is offset in general and administrative expenses as of March 31, 2017, which caused general and administrative expenses to have a credit balance of $7,270 during that quarter.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represents advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and is payable upon demand. BEP may, but is not required to, make advances to the Company as the Company may from time to time request. The balance drawn on the New Note including accrued interest was paid in full May 31, 2017. The Note remains available to the Company to draw upon.

On June 8, 2017, MedAmerica entered into an office lease and administrative support agreement (the “Agreement”) with BEP. The Agreement has a month-to-month term commencing on June 1, 2017. The Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $15,000 a month. The Agreement replaces the February 3, 2017 office lease and administrative support agreement between the Company and BEP and includes additional general office and administrative staff support services. Total expense incurred under these agreements amounted to $45,000 and $19,815 for the quarters ended March 31, 2018 and 2017, respectively.

On June 14, 2017, the Company entered into a letter of intent with Patriot to reacquire all of the capital units of BMP from Patriot, for $9,536,582 which is the purchase price of the Medical Office Building. The letter of intent in non-binding, provides for a ninety -day exclusive diligence period, and is contingent upon the Company obtaining financing to complete the acquisition. The letter of intent was extended to December 15, 2017 at which time it expired. The Company has no current plans to further pursue this acquisition.

The Company’s directors have not received cash compensation for their services in 2017 or 2016 but were compensated with common stock and stock options. See footnote 6 Preferred Stock and Common Stock and footnote 8 Stock-Based Compensation for further discussion. In the third quarter of 2017, the Company hired a new president and chief executive officer and a new chief financial officer who are husband and wife. Also, in the third quarter of 2017, the Company issued 15,000 common stock options to the president and CEO and 45,000 shares to other board members and officers. The related stock compensation was not material.

As of March 31, 2018, the Company’s board of directors and officers beneficially own 828,060 shares of the Company’s common stock or 31.72% of the outstanding common stock. Included in the 828,060 shares is 91,348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC, companies controlled by our chairman, Gary O. Marino.

Paul Dennis, director and previously interim president, interim chief executive officer and interim chief financial officer, participated in the 2017 Private Placement investing $150,000 for 100,000 shares of common stock.

Note 10. Subsequent Events

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about the Company, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2017 Annual Report on Form 10-K, filed with the SEC on April 2, 2018. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

Overview

MedAmerica is a real estate management company with limited operations. After exploring various industries, in 2016, the board of directors determined to pursue the sourcing, financing, asset management and co-investment of well-located medical office buildings throughout the United States with the intention of aggregating multiple properties within certain locations allowing us to gain efficiencies and diversify risk. We will source, provide all due diligence and oversee the financing for co-investment partners to acquire medical office buildings in a price range typically too small for REIT investing. We will then asset and property manage the portfolios and determine the optimal exit strategy.

We will seek investments with strong fundamentals in the highly-desired healthcare real estate sector that continues to grow by demand that is supported by expectations of an increase in the aging baby boomer population. We are focused on opportunistic medical office real estate investments located in the sunbelt states. Management is looking in these attractive geographic locations for investments that meet its criteria. We believe that investing in medical office buildings will generate strong cash flow and produce significantly increased value for our stockholders. Although we believe the acquisition and management of medical office buildings is fundamentally sound, there is no assurance that we will be successful in this endeavor or that we can locate and finance properties meeting our criteria in locations desirable to us. For more information concerning these risks, please see Part I, Section 1A - “Risk Factors” of our 2017 Annual report on Form 10-K, filed with the SEC on April 2, 2018.

In preparation for this new strategy, our management team is focused on repositioning the Company, both operationally and financially. As described in greater detail below, we have changed the name of the Company to identify with our new direction. In addition to seeking equity and debt financing, we have taken the actions described under “Recent Events” in our 2017 Annual report on Form 10-K to strengthen our balance sheet and pursue our new strategy.

Critical Accounting Policies and Estimates

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation process for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition.  These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company's results of operations and financial condition.  For a discussion of our significant accounting policies, See Note 4 - "Summary of Significant Accounting Policies" in the accompanying Notes to Financial Statements.

There were no material changes to our principal accounting estimates during the period covered by this report.

Results from Operations

The following table summarizes our results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Variance
	2018	2017	$	%

General & administrative expenses	$208,801	$(7,270)	$216,071	-2972.1%
Income (Loss) from operations	(208,801)	7,270	(216,071)	2972.1%
Interest expense	(384)	(12,278)	12,662	103.1%
Net loss	$(209,185)	$(5,008)	$(203,409)	4061.7%

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(1,250)	(1,250)	-	0.0%
Net loss attributable to common stockholders	$(210,435)	$(6,258)	$(203,409)	-4061.7%

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the three months ended March 31, 2018, general and administrative expenses increased $216,071 compared to the three months ended March 31, 2017. The first quarter of 2017 included $117,756 of prior year expenses reimbursed by a related party relative to the sale of BMP.

Net of the $117,756 expense reimbursement that reduced general and administrative expenses during the three months ended March 31, 2017, the overall increase in general and administrative expenses is primarily due to:

●	A decrease in professional fees of approximately $43,000;
●	A decrease in investor relations expense of approximately $4,000;
●	An increase in travel and entertainment of approximately $44,000;
●	An increase in officers’ compensation expense of approximately $37,000;
●	An increase in rent of approximately $25,000 paid to a related party;
●	An increase in acquisition costs of approximately $18,000;
●	An increase in taxes of approximately $5,000; and
●	An increase in other expenses of approximately $10,000

Interest expense

Interest expense was $384 and $12,278 for the quarters ended March 31, 2018 and 2017, respectively. The decrease in interest expense was due to the repayment of a related party note payable in 2017.

Income tax expense

Income tax expense was $0 for the quarters ended March 31, 2018 and 2017, respectively, due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

Net loss attributable to common shareholders

Net loss attributable to common shareholders was ($0.08) per share for the quarter ended March 31, 2018 as compared to ($0.0) per share for the quarter ended March 31, 2017. The difference of ($0.08) per common share is primarily the result of a 2017 reimbursement of deal costs by a related party of approximately $118,000 and an increase in 2018 general and administrative expenses of $86,000.

Financial Condition and Liquidity

Our cash balances at May 14, 2018, March 31, 2018 and December 31, 2017 were $455,843,  $479,252 and $708,382, respectively. The following is a summary of our cash flow activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(216,630)	$29,161
Net cash provided by (used in) investing activities	$-	$110,000
Net cash provided by financing activities	$(12,500)	$533,432

Net cash provided by (used) in operating activities

For the three months ended March 31, 2018, net cash used in operating activities was $216,630 as compared to net cash provided by operating activities of $29,161 for the three months ended March 31, 2017. The increase in cash used in operating activities was primarily due to the 2017 reimbursement of deal costs by a related party, 2018 reduction in accounts payable and accrued expenses and 2018 increase in net operating activities.

Net cash provided by (used in) investing activities

For the three months ended March 31, 2018, net cash provided by investing activities was $0 as compared to net cash provided by investing activities of $110,000 for the three months ended March 31, 2017. The decrease in cash provided by investing activities was primarily due to the decrease in property deposits.

Net cash provided by financing activities

For the three months ended March 31, 2018, net cash used in financing activities was $12,500 as compared to net cash provided by financing activities of $533,432 for the three months ended March 31, 2017. The decrease in net cash provided by financing activities was due primarily to the 2017 Private Placement which was launched on February 2017 and raised $675,000 (net of costs) through the March 31, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $141,568. The $12,500 used in financing activities during the three months ended March 31, 2018 related to repayments of the note payable – insurance financing.

The Company recognizes that as a result of the lack of operations, it will continue to rely upon the sale of stock or capital contributions from investors to generate cash flow and we hope to generate cash from operating medical office buildings.

As of May 14, 2018, we have cash of $455,843.  We believe that the cash and a line of credit from a related party should meet our working capital needs for at least the next 12 months.  However, as part of our business model seking to acquire medical office buildings, we intend to seek to raise equity.  We cannot assure you that we will commence this task or that we will be successful.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of March 31, 2018.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

    Changes in Internal Control over Financial Reporting

              There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2018, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The Company is not a party, nor is its property the subject of, any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation, Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended december 31, 2009 as filed April 15, 2010 is incorporated by reference herein.

3.2	Certificate of Smendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.

3.3	Certificate of Correction. Exhibit 3.1 to the Form 8-K filed March 14, 2011 is incorporated by reference herein.

3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 5, 2010 is incorporated by reference herein.

3.5	Certificate of Amendment to Certificate of Incorporation of MedAmerica Properties Inc. Exhibit 3.8 to the Form 10-K dated March 25, 2015 is incorporated by reference herein.

3.6	Certificate of Amendment to Certificate of Incorporation of MedAmerica Properties Inc. Exhibit 3.1 to the Form 8-K filed June 19, 2017 is incorporated by reference herein.

3.7	Amedned and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedAmerica Properties Inc.

Date: May 14, 2018	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)