Form 10-Q
period 2018-06-30
MedAmerica Properties Inc.
filed 2018-08-03
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 2,610,568 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and Equivalents	$357,903	$708,382
Prepaid insurance and other assets	18,190	38,191
Total current assets	376,093	746,573
Other assets
Equipment & furnishings, net	20,192	21,808
Due from related party	34,614	-
Total other assets	54,806	21,808

Total assets	$430,899	$768,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$50,147	$66,319
Accrued dividends	27,361	27,361
Loan payable - insurance financing	8,191	33,191
Total current liabilities	85,699	126,871

Total liabilities	85,699	126,871

Stockholders' equity (deficit)
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 issued at June 30, 2018 and December 31, 2017	5	5
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 issued at June 30, 2018 and December 31, 2017	26,105	26,105
Additional paid-in capital	111,861,799	111,861,799
Accumulated deficit	(111,542,709)	(111,246,399)
Total stockholders' equity (deficit)	345,200	641,510

Total liabilities and stockholders' equity (deficit)	$430,899	$768,381

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017

General & administrative expenses	$295,542	$106,870	$86,741	$114,140
Loss from operations	(295,542)	(106,870)	(86,741)	(114,140)
Interest expense	(768)	(15,388)	(384)	(3,110)
Net loss	$(296,310)	$(122,258)	$(87,125)	$(117,250)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	$(2,500)	$(2,500)	$(1,250)	$(1,250)
Deemed dividends on preferred stock conversion	0	(148,125)	0	(148,125)
Net loss attributable to common stockholders	$(298,810)	$(272,883)	$(88,375)	$(266,625)

Basic and diluted average number of common shares outstanding:	2,610,568	1,056,724	2,610,568	1,056,724

Net loss per common share basic and diluted	$(0.11)	$(0.26)	$(0.03)	$(0.25)

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(296,310)	$(122,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,616	-
Changes in assets and liabilities:
Increase in receivable - related party	(34,614)	-
Increase/(Decrease) in prepaid expenses and other assets	20,000	17,471
Decrease/(Increase) in accounts payable and accrued expenses	(16,171)	56,345
Decrease in accrued interest - related party	-	(13,208)
Net cash used in operating activities	(325,479)	(61,650)

Cash flows provided by investing activities:
Proceeds from property deposits	-	110,000
Net cash provided by investing activities	-	110,000

Cash flows provided by financing activities:
Payment of demand loan & accrued interest - related party	-	(627,756)
Proceeds on demand loan - related party	-	169,138
Payment of note payable - insurance financing	(25,000)
Proceeds from common stock subscribed, net of expenses	-	1,733,928
Net cash provided by (used in) financing activities	(25,000)	1,275,310

Net increase (decrease) in cash	(350,479)	1,323,660
Cash at beginning of period	708,382	450
Cash at end of period	$357,903	$1,324,110

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$768	$15,388
Franchise taxes	$5,650	$-

Non cash financing activities:
Preferred stock dividend	$-	$25,945

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

Note 3. Immaterial Error Correction

The Company has corrected an immaterial error in its previously filed Form 10-Q as amended, for the quarter ended June 30, 2017.  Net loss attributable to common stockholders increased by $148,125 for the six and three months ended June 30, 2017 and net loss per common share basic and diluted increased by $(0.14) for the six and three months ended June 30, 2017 to reflect the deemed dividend on preferred stock exchange which was effective June 30, 2017 and not reported until September 30, 2017 (See Note 7).

Note 4. Liquidity and Profitability

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company management believes that cash on hand and a line of credit from a related party (see Note 10) will be adequate to fund its limited overhead and other cash requirements for the next twelve months.

During 2017 the Company completed a private placement of its common stock, raising $1,940,005. At June 30, 2018, the Company had a cash balance of approximately $358,000 and working capital of approximately $290,000.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

●	Curtailing costs and consolidating operations, where feasible.
●	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
●	Reducing operations to conserve cash.
●	Investigating and pursuing transactions with third parties, including strategic partnerships.
●	Adding board member and senior advisor with extensive real estate experience.

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

Note 5. Summary of Significant Accounting Policies

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2018 for the three and six months ended June 30, 2018 and 2017 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2018 and the results of its operations and its cash flow for the three and six months ended June 30, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Fair Value of Financial Instruments

Recorded financial instruments as of June 30, 2018, consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

The Company follows the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending December 31, 2017 and December 31, 2016. We had no material unrecognized tax benefits and no adjustments to our financial position; results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

Recently Issued Accounting Pronouncements

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations

Note 6. Equipment and Furnishings

The amount of equipment and furnishings as of June 30, 2018, is as follows:

Description	Amount
Office equipment and furnishings	$21,829
Computer equipment	787
Total	22,616
Less accumulated depreciation	(2,424)
Equipment and furnishings, net	$20,192

Depreciation expense related to equipment and furnishings amounted to $808 and $1,616 for the three and six months ended June 30, 2018.

Note 7. Preferred Stock and Common Stock

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

Subsequent to the reverse stock split, the private placement and the preferred stock exchange, there are 2,610,568 shares of common stock issued and outstanding, consisting of 1,059,581 shares after the reverse stock split, 1,293,156 shares from the private placement and 257,831 shares from the preferred stock and preferred dividend exchange

Preferred Stock Dividends

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

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 as of June 30, 2018 and December 31, 2017, respectively. An additional $7,500 of cumulative Preferred Dividends are undeclared and unaccrued as of June 30, 2018 and are not included in the balance sheet.

Common Stock

As of June 30, 2018, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares is 91,348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC, companies controlled by our chairman, Gary O. Marino.

Note 8. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 and 10,375 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding at June 30, 2018 and 2017, respectively, as their inclusion would be anti-dilutive.

.

Note 9. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

On June 11, 2018, the Company issued an aggregate of 10,000 stock options to a director. The related stock compensation expense was not material.

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance December 31, 2016	-	$-	-	-	-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	$8.00	$-	-	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance March 31, 2018	60,000	$8.00	$-	4.50	$-
Options granted	10,000	6.00	-	5.00	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance June 30, 2018	70,000	$7.71	$-	4.36	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 options were fully vested at grant date. The intrinsic value is not material.

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

During 2016, the Company established BMP, and certain other subsidiaries wholly-owned by BMP. The Company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to recoup the $110,000 in property deposits as of December 31, 2016 and reimbursement of $117,756 of other 2016 and 2017 expenses incurred by the Company on behalf of BMP. This reimbursement of expenses is offset in general and administrative expenses as of June 30, 2017, which caused general and administrative expenses to have a credit balance of $7,270 during that quarter.

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

On June 8, 2017, MedAmerica entered into an office lease and administrative support agreement (the “Agreement”) with BEP. The Agreement has a month-to-month term commencing on June 1, 2017. The Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $15,000 a month. The Agreement replaces the February 3, 2017 office lease and administrative support agreement between the Company and BEP and includes additional general office and administrative staff support services. Total expense incurred under these agreements amounted to $90,000 and $48,025 for the six months ended June 30, 2018 and 2017, respectively and $45,000 and $28,210 for the three months ended June 30, 2018 and 2017, respectively.

On June 14, 2017, the Company entered into a letter of intent with Patriot to reacquire all of the capital units of BMP from Patriot, for $9,536,582 which is the purchase price of the Medical Office Building. The letter of intent is non-binding, provides for a ninety -day exclusive diligence period, and is contingent upon the Company obtaining financing to complete the acquisition. The letter of intent was extended to December 15, 2017 at which time it expired. The Company has no current plans to further pursue this acquisition.

During 2018 the Company's President and CEO performed work for International Rail Partners LLC (“IRP”), an entity majority owned and controlled by the Company’s Chairman. The Company billed back IRP for compensation and expenses in the amount of $111,879 and received payment of $77,265 during the quarter ended June 30, 2018. The outstanding amount of $34,614 is shown as a due from related party.

The Company’s directors have not received cash compensation for their services in 2018 or 2017 but were compensated with stock options. See footnote 9 Stock-Based Compensation for further discussion. In the third quarter of 2017, the Company hired a new president and chief executive officer and a new chief financial officer who are husband and wife. Also, in the third quarter of 2017, the Company issued 15,000 common stock options to the president and CEO and 45,000 shares to other board members and officers. The related stock compensation was not material.

As of June 30, 2018, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares is 91,348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC, companies controlled by our chairman, Gary O. Marino.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about the Company, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding our beliefs regarding opportunities for strong cash flow and increased stock value for our stockholders from investing in medical office buildings. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2017 Annual Report on Form 10-K, filed with the SEC on April 2, 2018. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

●	Successfully raising capital to fund our operations;
●	Successfully finding medical office buildings to acquire with co-investment partners;
●	Successfully finding financing to acquire identified medical office buildings;
●	Successfully managing and operating medical office buildings acquired; and
●	Any of our other plans, objectives, expectations or intentions contained in this report that are not historical facts.

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

Critical Accounting Policies and Estimates

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation process for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition.  These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company's results of operations and financial condition.  For a discussion of our significant accounting policies, See Note 5 - "Summary of Significant Accounting Policies" in the accompanying Notes to Financial Statements.

There were no material changes to our principal accounting estimates during the period covered by this report.

Results from Operations

The following table summarizes our results for the three and six months ended June 30, 2018 and 2017:

	Six months ended June 30,		Variance		Three months ended June 30,		Variance
	2018	2017	$	%	2018	2017	$	%

General & administrative expenses	$295,542	$106,870	$188,672	176.5%	$86,741	$114,140	$(27,399)	-24.0%
Loss from operations	(295,542)	(106,870)	(188,672)	176.5%	(86,741)	(114,140)	27,399	-24.0%
Interest expense	(768)	(15,388)	14,620	-95.0%	(384)	(3,110)	2,726	-87.7%
Net loss	$(296,310)	$(122,258)	$(174,052)	141.1%	$(87,125)	$(117,250)	$30,125	-26.3%

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	$(2,500)	$(2,500)	$-	0.0%	$(1,250)	$(1,250)	$-	0.0%
Deemed dividends on preferred stock conversion	0	(148,125)	148,125	0.0%	0	(148,125)	148,125	0.0%
Net loss attributable to common stockholders	$(298,810)	$(272,883)	$(25,927)	9.5%	$(88,375)	$(266,625)	$178,250	-66.9%

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the six months ended June 30, 2018, general and administrative expenses increased $188,672 compared to the six months ended June 30, 2017. The 2017 results included $117,756 of prior year expenses reimbursed by a related party relative to the sale of BMP. The 2018 results included $111,879 of expenses reimbursed by a related party relative to the Company’s President and CEO.

For the six months ended June 30, 2018, net of the expense reimbursements the overall increase in general and administrative expenses is primarily due to:

●	A decrease in professional fees of approximately $95,000 of which $22,000 is a reimbursement by a related party in 2018;
●	Offset by an increase in acquisition costs of approximately $138,000 of which $118,000 is the reimbursement by a related party in 2017;
●	An increase in rent of approximately $42,000 paid to a related party;
●	An increase in officers’ compensation expense of approximately $40,000 of which $35,000 is a reimbursement by a related party in 2018;
●	An increase in travel and entertainment of approximately $26,000 of which $54,000 is a reimbursement by a related party in 2018;
●	An increase in private placement of approximately $12,000;
●	An increase in taxes of approximately $8,000; and
●	An increase in investors relations of approximately $4,000;
●	An increase in other expenses of approximately $12,000

For the three months ended June 30, 2018, general and administrative expenses increased $27,399 compared to the three months ended June 30, 2017.

For the three months ended June 30, 2018, net of the expense reimbursement in 2018 the overall increase in general and administrative expenses is primarily due to:

●	A decrease in professional fees of approximately $51,000 of which $22,000 is a reimbursement by a related party in 2018;
●	A decrease in travel and entertainment of approximately $18,000 of which $54,000 is a reimbursement by a related party in 2018;
●	Offset by an increase in rent of approximately $17,000 paid to a related party;
●	An increase in private placement of approximately $12,000;
●	An increase in taxes of approximately $2,000; and
●	An increase in other expenses of approximately $10,000

Interest expense

Interest expense was $768 and $12,278 for the six months ended June 30, 2018 and 2017, respectively. Interest expense was $384 and $3,110 for the three months ended June 30, 2018 and 2017, respectively. The decrease in interest expense was due to the repayment of a related party note payable in 2017.

Income tax expense

Income tax expense was $0 for the three and six months ended June 30, 2018 and 2017, respectively, due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

Net loss attributable to common shareholders

Net loss attributable to common stockholders was $0.11 and $0.26 per share for the six months ended June 30, 2018 and 2017, respectively. The difference of ($0.15) per common share is primarily the result of a 2017 reimbursement of deal costs by a related party of approximately $118,000, an increase in 2018 general and administrative expenses of $71,000 and a reduction in deemed dividends on preferred stock conversion of $148,000.

Net loss attributable to commons stockholders was $0.03 and $0.25 per share for the three months ended June 30, 2018 and 2017, respectively. The difference of ($0.22) per common share is primarily the result of a 2018 reimbursement of expenses by a related party of approximately $111,000 and an increase in 2018 general and administrative expenses of $84,000 and a reduction in deemed dividends on preferred stock conversion of $148,000.

Financial Condition and Liquidity

Our cash balances at August 1, 2018, June 30, 2018 and December 31, 2017 were $282,914, $357,903 and $708,382, respectively. The following is a summary of our cash flow activity for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(325,479)	$(61,650)
Net cash provided by investing activities	$-	$110,000
Net cash provided by (used in) financing activities	$(25,000)	$1,275,310

Net cash provided by (used) in operating activities

For the six months ended June 30, 2018, net cash used in operating activities was $325,479 as compared to net cash used in operating activities of $61,650 for the six months ended June 30, 2017. The increase in cash used in operating activities was primarily due to the 2017 reimbursement of deal costs by a related party, 2018 reduction in accounts payable and accrued expenses and 2018 increase in net operating activities.

Net cash provided by investing activities

For the six months ended June 30, 2018, net cash provided by investing activities was $0 as compared to net cash provided by investing activities of $110,000 for the six months ended June 30, 2017. The decrease in cash provided by investing activities was primarily due to the decrease in property deposits.

Net cash provided by (used in) financing activities

For the six months ended June 30, 2018, net cash used in financing activities was $25,000 as compared to net cash provided by financing activities of $1,275,310 for the six months ended June 30, 2017. The decrease in net cash provided by financing activities was due primarily to the 2017 Private Placement which was launched on February 2017 and raised $1,416,878 (net of costs) through June 30, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $141,568. The $25,000 used in financing activities during the three months ended June 30, 2018 related to repayments of the note payable - insurance financing.

The Company recognizes that as a result of the lack of operations, it will continue to rely upon the sale of stock or capital contributions from investors to generate cash flow and we hope to generate cash from operating medical office buildings.

As of August 1, 2018, we had a cash balance of $282,914.  We believe that the cash on hand and access to the line of credit from a related party should meet our working capital needs for at least the next 12 months.  However, as part of our business model seeking to acquire medical office buildings, we intend to seek to raise equity.  We cannot assure you that we will commence this task or that we will be successful.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of June 30, 2018.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

    Changes in Internal Control over Financial Reporting

              There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2018, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The Company is not a party, nor is its property the subject of, any material pending legal proceedings.

.

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

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.

3.3	Certificate of Correction. Exhibit 3.1 to the Form 8-K filed March 14, 2011 is incorporated by reference herein.

3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 5, 2010 is incorporated by reference herein.

3.5	Certificate of Amendment to Certificate of Incorporation of MedAmerica Properties Inc. Exhibit 3.8 to the Form 10-K dated March 25, 2015 is incorporated by reference herein.

3.6	Certificate of Amendment to Certificate of Incorporation of MedAmerica Properties Inc. Exhibit 3.1 to the Form 8-K filed June 19, 2017 is incorporated by reference herein.

3.7	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedAmerica Properties Inc.

Date: August 3, 2018	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)