Form 10-Q
period 2018-09-30
MedAmerica Properties Inc.
filed 2018-11-13
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, the registrant had 2,610,568 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MedAmerica Properties Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$262,360	$708,382
Prepaid insurance and other assets	45,888	38,191
Total current assets	308,248	746,573
Other assets
Equipment & furnishings, net	19,384	21,808
Total other assets	19,384	21,808

Total assets	$327,632	$768,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$43,057	$66,319
Accrued dividends	27,361	27,361
Loan payable - insurance financing	45,669	33,191
Total current liabilities	116,087	126,871

Total liabilities	116,087	126,871

Stockholders' equity (deficit)
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 issued at September 30, 2018 and December 31, 2017	5	5
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 issued at September 30, 2018 and December 31, 2017	26,105	26,105
Additional paid-in capital	111,861,799	111,861,799
Accumulated deficit	(111,676,364)	(111,246,399)
Total stockholders' equity (deficit)	211,545	641,510

Total liabilities and stockholders' equity (deficit)	$327,632	$768,381

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017

General & administrative expenses	$428,941	$368,331	$133,399	$261,461
Loss from operations	(428,941)	(368,331)	(133,399)	(261,461)
Interest expense	(1,024)	(16,618)	(256)	(1,230)
Net loss	$(429,965)	$(384,949)	$(133,655)	$(262,691)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(3,750)	(3,750)	(1,250)	(1,250)
Deemed dividends on preferred stock conversion	-	(148,125)	-	-
Net loss attributable to common stockholders	$(433,715)	$(536,824)	$(134,905)	$(263,941)

Basic and diluted average number of common shares outstanding:	2,610,568	1,185,284	2,610,568	1,438,206

Net loss per common share basic and diluted	$(0.17)	$(0.45)	$(0.05)	$(0.18)

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(429,965)	$(384,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,424	-
Note assumed by related party	-	(277,756)
Changes in assets and liabilities:
Increase/(Decrease) in prepaid expenses and other assets	37,972	31,703
Decrease/(Increase) in accounts payable and accrued expenses	(23,262)	110,577
Net cash used in operating activities	(412,831)	(520,425)

Cash flows provided by investing activities:
Acquisition of equipment and furnishings	-	(22,716)
Decrease in property deposits	-	85,000
Net cash provided by investing activities	-	62,284

Cash flows provided by financing activities:
Payment of demand loan & accrued interest - related party	-	(363,208)
Proceeds on demand loan - related party	-	169,138
Payment of note payable - insurance financing	(33,191)
Proceeds from common stock subscribed, net of expenses	-	1,803,665
Net cash (used in) provided by financing activities	(33,191)	1,609,595

Net increase (decrease) in cash	(446,022)	1,151,454
Cash at beginning of period	708,382	450
Cash at end of period	$262,360	$1,151,904

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,024	$16,618
Franchise taxes	$5,650	$-

Non cash financing activities:
Financed insurance	$45,669	$-
Deemed dividend on preferred stock conversion	$-	$148,125
Issuance of common shares	$-	$888,774

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

Note 3. Immaterial Error Correction

The Company has corrected an immaterial error in its previously filed Form 10-Q, for the quarter ended September 30, 2017. Net loss attributable to common stockholders decreased by $148,125 for the three months ended September 30, 2017 and the net loss per common share basic and diluted decreased by $(0.10) for the three months ended September 30, 2017 to reflect the deemed dividend on preferred stock exchange which was effective June 30, 2017 and originally reported in September 30, 2017 (See Note 7).

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

During 2017 the Company completed a private placement of its common stock, raising $1,940,005. At September 30, 2018, the Company had a cash balance of approximately $262,000 and working capital of approximately $192,000.

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

Note 5. Summary of Significant Accounting Policies

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2018 for the three and nine months ended September 30, 2018 and 2017 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2018 and the results of its operations and its cash flow for the three and nine months ended September 30, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Fair Value of Financial Instruments

Recorded financial instruments as of September 30, 2018, consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

The Company follows the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows that were required. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company, and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Preferred Stock Dividends

The holder of Series A Cumulative Preferred Stock (“Preferred Stock”) are entitled to receive cumulative, non-compounded, cash dividends on each outstanding share of Preferred Stock at the rate of 10.0% of the issuance price per annum (“Preferred Dividends”), which began accumulating on January 1, 2010. The Preferred Dividends are payable semiannually to the holder of Preferred Stock, when and as declared by the Board of Directors.

Recently Issued Accounting Pronouncements

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

Note 6. Equipment and Furnishings

The amount of equipment and furnishings are as follows:

Description	September 30, 2018	December 31, 2017
Office equipment and furnishings	$21,829	$21,829
Computer equipment	787	787
Total	22,616	22,616
Less accumulated depreciation	(3,232)	(808)
Equipment and furnishings, net	$19,384	$21,808

Depreciation expense related to equipment and furnishings amounted to $808 and $2,424 for the three and nine months ended September 30, 2018.

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

Private Placement

From February 10, 2017 through December 31, 2017, the Company accepted subscriptions of $1,940,005 for unregistered shares of the Company’s common stock for $1.50 a share (the “2017 Private Placement”). The issuances of common stock were made in reliance on Section 4(a)(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506(b) under the Securities Act. The proceeds from the 2017 Private Placement are being used for working capital and to fund operations. The Company issued 1,293,334 shares of common stock under the 2017 Private Placement, along with 2,500 shares of common stock under a prior private placement.

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

Preferred Stock Dividends

The holder of Preferred Stock are entitled to receive cumulative, non-compounded cash dividends on each outstanding share of Preferred Stock at the rate of 10.0% of the Issuance Price per annum (“Preferred Dividends”), which began to accrue on January 1, 2010. Preferred Dividends are payable semiannually to the holder of Preferred Stock. Any Preferred Dividends due and unpaid on any Payment Date, whether or not declared by the board of directors, shall accrue with any other due and unpaid Preferred Dividends, regardless of whether there are profits, surplus or other funds of the Company legally available for payment of dividends.

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 as of September 30, 2018 and December 31, 2017. An additional $8,750 of cumulative Preferred Dividends are undeclared and unaccrued as of September 30, 2018 and are not included in the balance sheet.

Common Stock

As of September 30, 2018, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares is 91,348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC, companies controlled by our chairman, Gary O. Marino.

Note 8. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 and 10,375 common shares issuable upon conversion of shares of convertible preferred stock and 70,000 and 60,000 stock options that were outstanding at September 30, 2018 and 2017, respectively, as their inclusion would be anti-dilutive.

.

Note 9. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

On June 11, 2018, the Company issued an aggregate of 10,000 stock options to a director. The related stock compensation expense was not material.

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance December 31, 2016	-	$-	-	-	-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	$8.00	$-	-	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance March 31, 2018	60,000	$8.00	$-	-	$-
Options granted	10,000	6.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance June 30, 2018	70,000	$7.71	$-	-	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance September 30, 2018	70,000	$7.71	$-	4.11	$-

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

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represents advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and is payable upon demand. BEP is committed to  making advances to the Company under the New Note as the Company may from time to time request. The balance drawn on the New Note including accrued interest was paid in full May 31, 2017. The Note remains available to the Company to draw upon.

On September 13, 2018, MedAmerica entered into an office lease and administrative support agreement (the “Agreement”) with BEP. The Agreement has a month-to-month term commencing on September 1, 2018. The Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $5,000 a month. The Agreement replaces the June 8, 2017 office lease and administrative support agreement between the Company and BEP. Total expense incurred under these agreements amounted to $125,000 and $93,025 for the nine months ended September 30, 2018 and 2017, respectively and $35,000 and $45,000 for the three months ended September 30, 2018 and 2017, respectively.

During 2018 the Company's President and CEO performed work for International Rail Partners LLC (“IRP”), an entity controlled by the Company’s Chairman. The Company billed back IRP for compensation and expenses in the amount of $125,078 and $13,211 for the nine and three months ended September 30, 2018.

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

As of September 30, 2018, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 91,348 shares owned by Banyan Rail Holdings LLC and 351,966 shares owned by Marino Family Holdings LLC, companies controlled by our chairman, Gary O. Marino.

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

Critical Accounting Policies and Estimates

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation process for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition.  These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company's results of operations and financial condition.  For a discussion of our significant accounting policies, See Note 5- "Summary of Significant Accounting Policies" in the accompanying Notes to Financial Statements.

There were no material changes to our principal accounting estimates during the period covered by this report.

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Variance		Three months ended September 30,		Variance
	2018	2017			2018	2017

General & administrative expenses	$428,941	$368,331	$60,610	16.5%	$133,399	$261,461	$(128,062)	-49.0%
Loss from operations	(428,941)	(368,331)	(60,610)	16.5%	(133,399)	(261,461)	128,062	-49.0%
Interest expense	(1,024)	(16,618)	15,594	-93.8%	(256)	(1,230)	974	-79.2%
Net loss	$(429,965)	$(384,949)	$(45,016)	11.7%	$(133,655)	$(262,691)	$129,036	-49.1%

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	$(3,750)	$(3,750)	$-	0.0%	$(1,250)	$(1,250)	$-	0.0%
Deemed dividends on preferred stock conversion	-	(148,125)	148,125	N/A	-	-	-	N/A
Net loss attributable to common stockholders	$(433,715)	$(536,824)	$103,109	-19.3%	$(134,905)	$(263,941)	$129,036	-48.9%

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the nine months ended September 30, 2018, general and administrative expenses increased $60,610 compared to the nine months ended September 30, 2017. The 2017 results included $117,756 of prior year expenses reimbursed by a related party in connection with the sale of BMP. The 2018 results included $125,078 of expenses reimbursed by a related party relative to the Company’s President and CEO.

For the nine months ended September 30, 2018, net of the expense reimbursements the overall increase in general and administrative expenses is primarily due to:

●	A decrease in professional fees of approximately $220,000 of which $24,000 is a reimbursement by a related party in 2018;
●	A decrease in office and administration expenses of approximately $5,000;
●	Offset by an increase in acquisition costs of approximately $122,000 of which $118,000 is the reimbursement by a related party in 2017;
●	An increase in officers’ compensation expense of approximately $40,000 of which $40,000 is a reimbursement by a related party in 2018;
●	An increase in private placement of approximately $35,000;
●	An increase in rent of approximately $32,000 paid to a related party;
●	An increase in travel and entertainment of approximately $11,000 of which $62,000 is a reimbursement by a related party in 2018;
●	An increase in computer expense of approximately $10,000;
●	An increase in investors relations of approximately $10,000;
●	An increase in taxes of approximately $9,000;
●	An increase in insurance of approximately $8,000;
●	An increase in other expenses of approximately $8,000

For the three months ended September 30, 2018, general and administrative expenses decreased $128,062 compared to the three months ended September 30, 2017. The 2018 results included $13,211 of expenses reimbursed by a related party relative to services provided by the Company’s President and CEO.

For the three months ended September 30, 2018, net of the expense reimbursement in 2018 the overall increase in general and administrative expenses is primarily due to:

●	A decrease in professional fees of approximately $134,000 of which $3,000 is a reimbursement by a related party in 2018;
●	A decrease in travel and entertainment of approximately $12,000 of which $4,000 is a reimbursement by a related party in 2018;
●	A decrease in rent of approximately $10,000 paid to a related party;
●	A decrease in office and administration expenses of approximately $2,000;
●	A decrease in investor relations of approximately $1,000;
●	Offset by an increase in private placement of approximately $23,000
●	An increase in insurance of approximately $4,000
●	An increase in dues and subscriptions of approximately $3,000
●	An increase in taxes of approximately $1,000

Interest expense

Interest expense was $1,024 and $16,618 for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was $256 and $1,230 for the three months ended September 30, 2018 and 2017, respectively. The decrease in interest expense was due to the repayment of a related party note payable in 2017.

Income tax expense

Income tax expense was $0 for the three and nine months ended September 30, 2018 and 2017 due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

Net loss attributable to common shareholders

Net loss attributable to common stockholders was $0.17 and $0.45 per share for the nine months ended September 30, 2018 and 2017, respectively. The difference of ($0.28) per common share is primarily the result of a 2017 reimbursement of deal costs by a related party of approximately $118,000, the 2018 reimbursement of expenses by a related party of approximately $125,000, an increase in 2018 general and administrative expenses of $61,000 and an increase in weighted average shares outstanding.

Net loss attributable to commons stockholders was $0.05 and $0.18 per share for the three months ended September 30, 2018 and 2017, respectively. The difference of ($0.13) per common share is primarily the result of a 2018 reimbursement of expenses by a related party of approximately $13,000, a decrease in 2018 general and administrative expenses of $128,000 and an increase in weighted average shares outstanding.

Financial Condition and Liquidity

Our cash balances at October 31, 2018, September 30, 2018 and December 31, 2017 were $237,815, $262,360 and $708,382, respectively. The following is a summary of our cash flow activity for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(412,831)	$(520,425)
Net cash provided by investing activities	$-	$62,284
Net cash (used in) provided by financing activities	$(33,191)	$1,609,595

Net cash used by in operating activities

For the nine months ended September 30, 2018, net cash used in operating activities was $412,831 as compared to $520,425 for the nine months ended September 30, 2017. The decrease in cash used in operating activities was primarily due to the 2017 and 2018 reimbursement of costs by a related party, 2018 reduction in accounts payable and accrued expenses and 2018 increase in net operating activities.

Net cash provided by investing activities

For the nine months ended September 30, 2018, net cash provided by investing activities was $0 as compared to $62,284 for the nine months ended September 30, 2017. The decrease in cash provided by investing activities was primarily due to the decrease in property deposits and an increase in acquisition of equipment and furnishings.

Net cash (used in) provided by financing activities

For the nine months ended September 30, 2018, net cash used in financing activities was $33,191 as compared to net cash provided by financing activities of $1,609,595 for the nine months ended September 30, 2017. The decrease in net cash provided by financing activities was due primarily to the 2017 Private Placement which was launched on February 2017 and raised $1,803,665 (net of costs) through September 30, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $194,070. The $33,191 used in financing activities during the nine months ended September 30, 2018 related to repayments of the note payable - insurance financing.

The Company recognizes that as a result of its limited operations, it will continue to rely upon the sale of stock or capital contributions from investors to generate cash flow and as we work towards generating positive cash from operating medical office buildings.

As of November 1, 2018, we had a cash balance of $237,815.   We believe that the cash on hand and access to the line of credit from a related party should meet our working capital needs for at least the next 12 months.  However, as part of our business model seeking to acquire medical office buildings, we intend to seek to raise equity.  We cannot assure you that we will commence this task or that we will be successful.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of September 30, 2018.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2018, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MedAmerica Properties Inc.

Date: November 13, 2018	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)