Form 10-K
period 2018-12-31
MedAmerica Properties Inc.
filed 2019-04-11
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 1-09043

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter: $5,663,163 as of June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,610,568 shares of common stock, $0.01 par value per share, as of March 29, 2019.

PART I

ITEM 1. BUSINESS

As used in this report, all references to “MedAmerica,” the “Company,” “we,” “our” and “us” refer to MedAmerica Properties Inc.

Forward Looking Statements

This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

●	Closing the proposed strategic transaction discussed in this Report; and
●	Any of our other plans, objectives, expectations or intentions contained in this Report that are not historical facts.

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

Item 1. Business.

Overview

MedAmerica is a real estate management company with limited operations. During 2018, up to the time we were introduced to the commercial real estate company described below, we were focused on seeking to acquire medical office buildings. None of our discussions concluded in any acquisitions.

As part of our search, we were introduced to the sponsor of multiple commercial real estate properties located in the United States in late 2018. After that introduction and continuing to date, we have been engaged in negotiations which, if consummated, would result in us executing merger agreements and consummating a strategic transaction (the “Transaction”) with MedAmerica becoming the owner of between 12 and 17 retail shopping centers, the sponsor of such properties appointing five of seven members of our board of directors, and the sponsor and its investors owning a substantial majority of our common stock and the sponsor and its investors ending up as our principal shareholders. We have not yet signed a binding agreement with respect to the Transaction and any such binding agreement will be subject to a number of closing conditions, including obtaining certain financing. There can be no assurance that the Transaction will be consummated.

Our History

The Company was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company experienced severe losses from an operating subsidiary in the rail services sector. In 2016, after exploring various industries and researching numerous companies, the board of directors elected to pursue investing in commercial real estate.  In 2017 the Company changed its name to MedAmerica Properties Inc.

The Transaction

We have been negotiating with the sponsor of several limited liability companies, each of which owns a separate shopping center located in the United States. We have reached an agreement in principal with regard to the form of merger agreement and the proposed capitalization of the combined company. The real estate mortgages for the other five shopping centers are held by entities which issued commercial mortgages-backed securities for which the approval process is lengthier or otherwise need more time to close than the shopping centers we expect to acquire at the initial closing. Accordingly, at the initial closing the Company expects to acquire 12 shopping centers at which time the current investors in the assets will own approximately 89.06% of the Company and our shareholders will own the remaining 10.94%.  Assuming we sign the merger agreements and ultimately close the Transaction, the Company will initially own 12 shopping centers and will subsequently acquire an additional five shopping centers, subject to lender approval and other closing conditions. Each shopping center has its own indebtedness secured by the particular center. Assuming we close the Transaction and acquire all of the shopping centers, we will issue common stock to the sponsor and the current investors in the assets who collectively will own approximately 92.76% of our common stock on a fully diluted basis with our current shareholders owning approximately 7.24%.

Closing is subject to a number of contingencies including approval by the required percentage of partners of each property-owning entity, obtaining satisfactory resolution of the proposed accounting treatment, execution of definitive merger agreements (the terms of which have been agreed upon), our board of director’s receipt of a fairness opinion, lender approvals, obtaining $47 million of financing to refinance existing indebtedness and to provide growth capital and other customary closing conditions.

It is currently estimated that the Transaction would be expected to be consummated late in the second quarter of 2019, but there can be no assurance that there will not be delays. We cannot assure you that we will sign the merger agreements or close the Transaction. If we do not close the Transaction, our board of directors will have to reexamine its plans with regard to acquiring real estate properties. See Item 1A “Risk Factors.”

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks relating to our business and investing in our common stock. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” in Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition and/or results of operations.

Risks Relating to the Transaction

Because we have no binding agreements with respect to the proposed Transaction, the parties can elect to terminate discussions.

We have entered into a non-binding letter of intent to acquire the shopping centers in the Transaction. Because we do not currently have binding merger agreements, either party could choose not to engage in the Transaction on current terms, or at all.

The Transaction is subject to a number of closing conditions, which may not be satisfied.

The form of merger agreement related to the proposed Transaction contains a number of closing conditions, including relating to investor consent by the current owners of the shopping centers, lender consents, obtaining financing and certain other customary closing conditions. There can be no assurance these conditions will be satisfied or waived, in which case the Transaction will not be consummated. In addition, while we currently expect the Transaction to be signed and announced and consummated by the end of the second quarter of 2019, there can be no assurance that such timing will be achieved.

If we fail to close the Transaction, we will have lost one year and incurred costs without receiving any benefit.

During the time we have been engaged in discussions, we have continued to incur costs including related party rent and office support, legal fees and investment banking fees for a fairness opinion to be delivered to our Board of Directors. If the Transaction is not consummated, we will not receive any benefit from these expenses.

If we fail to close the Transaction, our future will be uncertain.

We spent several years seeking to acquire medical office properties but were not successful. Following that, we have devoted substantial time focused on the Transaction. Our Board of Directors has not considered what it would do if the proposed Transaction is not consummated. Accordingly investors should consider this uncertainty in considering whether to purchase, hold or sell our common stock.

Because there is little information in this Report about the Transaction, investors should hesitate to purchase our common stock until we announce that we have closed the Transaction or that we have terminated discussions.

Because we have no definitive agreement with respect to the Transaction, we have not disclosed any public information concerning the Transaction except as it appears in this Report. We are not disclosing:

●	The identity of the sponsor;
●	The names of the properties or where each property is located;
●	Any information concerning the mixture or types of tenants;
●	Any information on the mortgages including the principal balances and key terms; or
●

Any financial information of the limited liability companies including past revenue, net income or loss, cash flow from operations or balance sheet information including assets, liabilities and shareholders’ equity or deficit.

Because of the risks of not closing described above and the paucity of information in this Report, investors should be hesitant to purchase shares of common stock without being able to bear a total risk of loss. Further, if we close the Transaction, our shareholders will sustain substantial dilution. See Item 1. “Business.”

If the Transaction does not close, we will need to raise additional capital, which may not be available to us.

If the proposed Transaction does not close, we will need additional capital to fund the implementation of a new business plan. We cannot assure you that any necessary subsequent financing will be available. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. Boca Equity Partners LLC ("BEP"), an entity controlled by our chairman, has committed to funding operations through May 2020 in the event the Transaction does not close.   In addition, if we raise capital by selling additional shares of stock or convertible securities, your percentage ownership in MedAmerica will be diluted.

Risks Relating to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Markets, Inc. (“OTCQB”) which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Markets has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to re-sell shares of penny stocks like ours. This may have had and may continue to have a depressive effect upon the common stock price.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Whether we consummate the Transaction described herein,
●	short selling or manipulative conduct by market makers and others,
●	our failure to generate recurring sustainable revenue,
●	our failure to achieve and maintain profitability,
●	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,
●	changes in market valuations of similar companies.

Future volatility may harm our shareholders and future shareholders.

An investment in the Company may be diluted in the future as a result of the issuance of additional securities or the exercise of options, warrants or convertible notes.

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any person who purchases our common stock. Because we have a negative net tangible book value, purchasers will suffer substantial dilution. We cannot assure you that we will be successful in raising funds from the sale of common stock or other equity securities.

In the future, we may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more series of preferred stock (in addition to the Series A preferred stock that is currently outstanding) that have more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

If our common stock becomes subject to a “chill” or a “freeze” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our common stock is eligible for electronic settlement rather than delivery of paper certificates, DTC in the last several years has imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the OTC Markets. Depending on the type of restriction, it can prevent shareholders from buying or selling our shares and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock, if it were your ability to sell your shares would be limited.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Item 2. Properties.

The Company has entered into an office lease and administrative support agreement with Boca Equity Partners LLC (“BEP”), an entity controlled by our Chairman of the Board. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. The agreement has a month-to-month term commencing in February 2017, amended in June 2017 and most recently amended in September 2018 and provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for varying amounts over the term, most recently $5,000 a month. Total expense incurred under these agreements amounted to $140,000 and $138,025 for the years ended 2018 and 2017, respectively. If we were required to move, we believe that there is a large supply of commercial property available in the general area, which we could lease at comparable prices.

Item 3. Legal Proceedings.

As of the filing date of this Report, we are not aware any proceeding, threatened or pending, against the Company which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “MAMP.” Our common stock last traded at $3.10 on March 29, 2019. As of that date there were approximately 686 shareholders of record. We believe that additional beneficial owners of our common stock are held in street name.

Dividends

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do have no present intentions to declare or pay, any cash dividends on our common stock.

Recent Sales of Unregistered Securities

On June 11, 2018, the Company granted a new director 10,000 fully-vested stock options with an exercise price of $6.00 per share. The option grant was exempt from registration under Section 4(a)(2) the Securities Act of 1933 and Rule 506 thereunder.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Overview

As described in Item 1, for several years MedAmerica was seeking to acquire medical office buildings but was unsuccessful in closing any transactions. In late 2018 the Company was introduced to the sponsor of a number of commercial real estate properties located in the United States. While we have an agreement in principal and we have an oral agreement with regards to the form of the merger agreement as of the date of this Form 10-K, the property-owning entities do not have the required consents of the current investors in the assets, nor the consent of the various lenders, which is required under the loan agreements and must be received prior to consummating the Transaction. It is currently estimated that the Transaction would be expected to be consummated late in the second quarter of 2019, but there can be no assurance that there will not be delays.

Quasi-Reorganization

In preparing the Company's September 30, 2017 consolidated financial statements, the Company determined that events that would have allowed us to complete the previously disclosed Quasi-Reorganization pursuant to Section 210 of the Codification of Financial Reporting Policies ("Quasi-Reorg") effective June 30, 2017 did not materialize during the subsequent quarter. As such we have subsequently determined that we do not meet all the requirements necessary to complete the Quasi-Reorg during this period. The revision does not result in any change to total equity of the Company; it only affected individual equity account balances. The Company assessed the materiality of this misstatement in the June 30, 2017 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period. In accordance with SAB 108, the Company has adjusted the quarter ended June 30, 2017 financial statements. There was no impact to the statement of operations or cash flows.

	June 30, 2017
	As Originally Reported	Adjustment	As Corrected
Series A Preferred stock	$5.00	$-	$5.00
Common stock	158,461	-	158,461
Additional paid-in-capital	1,000,226	110,652,881	111,653,107
Accumulated deficit	-	(110,652,881)	(110,652,881)
Treasury stock	-	-	-
Total stockholders' equity (deficit)	$1,158,692	$-	$1,158,692

Critical Accounting Policies and Estimates

The following is a discussion of our significant accounting policies.

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

Equipment and Furnishings

Equipment and furnishings are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period in the statement of operations.

Fair Value of Financial Instruments

Recorded financial instruments as of December 31, 2018, consist of cash and cash equivalents, accounts payable, certain accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Income Taxes

The Company accounts for income taxes using FASB ASC Topic 740, " Income Taxes ", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company follows the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2018. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company, and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Preferred Stock Dividends

The holders of Series A Cumulative Preferred Stock (“Preferred Stock”) shall be entitled to receive cumulative, non-compounded, cash dividends on each outstanding share of Preferred Stock at the rate of 10% of the issuance price per annum (“Preferred Dividends”), which began accumulating on January 1, 2010. The Preferred Dividends shall be payable semiannually to the holders of Preferred Stock, when and as declared by the Board of Directors.

Recently Issued Accounting Pronouncements

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

Results of Operations

The following table summarizes our results for the years ended December 31, 2018 and 2017:

	Year ended December 31,		Variance
	2018	2017	$	%

General & administrative expenses	$601,024	$698,774	$(97,750)	-14.0%
Loss from operations	(601,024)	(698,774)	97,750	-14.0%
Interest expense	(1,516)	(17,002)	15,486	-91.1%
Net loss	$(602,540)	$(715,776)	$113,236	-15.8%

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the year ended December 31, 2018, general and administrative expenses decreased $97,750 or 14% compared to the year ended December 31, 2017. The 2018 results included $125,090 of expenses reimbursed by a related party controlled by the Company’s Chairman relating to services provided by the Company’s President & CEO. The 2017 general and administrative expenses reflect a reimbursement of $117,756 of prior year expenses reimbursed by a related party arising from the sale of Banyan Medical Partners LLC (“BMP”).

The overall decrease in general and administrative expenses is primarily due to:

●	A decrease in professional fees of approximately $143,000 of which $24,000 is a reimbursement by a related party in 2018;
●	A decrease in investor relations of approximately $63,000;
●	A decrease in travel and entertainment of approximately $14,000 of which $62,000 is a reimbursement by a related party in 2018;
●	A decrease in computer expense of approximately $13,000;
●	Offset by an increase in acquisition costs of approximately $97,000 of which $117,000 is a reimbursement by a related party in 2017;
●	An increase in officers’ compensation expense of approximately $18,000 of which $40,000 is a reimbursement by a related party in 2018;
●	An increase in taxes of approximately $10,000;
●	An increase in insurance of approximately $3,500;
●	An increase in rent of approximately $2,000 paid to a related party;
●	An increase in other expenses of approximately $5,000.

Interest expense

Interest expense was $1,516 and $17,002 for the years ended December 31, 2018 and 2017, respectively. The decrease in interest expense was due to the repayment of a related party note during 2017.

Income tax expense

Income tax expense was $0 for the years ended December 31, 2018 and 2017, respectively, due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

The Company’s net deferred tax assets before valuation allowance as of December 31, 2018 and 2017, were $2,231,703 and $2,125,133, respectively, most of which relates to net operating losses that expire in varying amounts through December 31, 2038. The Company recorded an operating loss for the year and has a history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we currently believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize the net operating losses in the near future.

In connection with the initial analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in our deferred tax assets of approximately $1,067,000 with a corresponding adjustment to deferred income tax expense. This adjustment was fully offset by a decrease in the valuation allowance for the years ended December 31, 2017 and 2018.

Net loss attributable to common shareholders

Net loss attributable to common shareholders was ($0.23) per share for the year ended December 31, 2018 as compared to ($0.57) per share for the year ended December 31, 2017. The difference of ($0.34) per common share is primarily the result of a reduction in net loss attributable to common shareholders of $261,361 and an increase of 1,094,403 in the weighted average number of common shares outstanding.

Cash Flow

The following is a summary of our cash flow activity for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(523,425)	$(835,646)
Net cash used in investing activities	$-	$(72,616)
Net cash provided by (used in) financing activities	$(45,236)	$1,616,194

Net cash used in operating activities

For the year ended December 31, 2018, net cash used in operating activities was $523,425 as compared to net cash used in operating activities of $835,646 for the year ended December 31, 2017. The decrease in cash used in operating activities was primarily due to the 2017 and 2018 reimbursement of costs by a related party, 2018 reduction in accounts payable and accrued expenses and 2018 decrease in net operating activities.

Net cash used in investing activities

For the year ended December 31, 2018, net cash provided by investing activities was $0 as compared to net cash used in investing activities of $72,616 for the year ended December 31, 2017. The decrease in cash used in investing activities was primarily due to the decrease in property deposits.

Net cash provided by (used in) financing activities

For the year ended December 31, 2018, net cash used in financing activities was $45,236 as compared to net cash provided by financing activities of $1,616,194 for the year ended December 31, 2017. The decrease in net cash provided by financing activities was due primarily to the 2017 Private Placement which was launched on February 2017 and raised $1,810,264 (net of costs) through December 31, 2017. This was offset by a net decrease in the demand loan from a related party of approximately $194,070.

At December 31, 2018, the Company had net working capital of $20,394 as compared to a net working capital of $619,702 at December 31, 2017. The decrease in working capital is primarily due to the cash received from the 2017 Private Placement. The Company recognizes that as a result of the lack of significant revenues, it will continue to rely upon the sale of stock, capital contributions from investors or loans from related parties to generate cash flow.

Liquidity

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

At December 31, 2018 and 2017 the Company had a cash balance of $139,721 and $708,382, respectively and working capital of $20,394 and $619,702, respectively.

Pending the closing of the Transaction, the Company expects to be able to borrow funds from an affiliate of its Chairman in order to meet operating expenses. If the Transaction closes, the Company anticipates that it will have adequate working capital and will not have to resort to related party loans. If the proposed Transaction does not close, the Company will be reliant upon BEP unless it can obtain equity or debt financing from third parties. BEP has committed to funding operations through May 2020 in the event the Transaction does not close.  .

New Accounting Pronouncements

Not applicable.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Inflation

We do not believe inflation had a material impact on our results of operations for the years ended December 31, 2018 and 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements for the years ended December 31, 2018 and 2017 follow this annual report, beginning on page 23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, under the direction of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

At the end of December 31, 2018, we carried out evaluations of our effectiveness of internal control over financial reporting under the direction of our Chief Executive Officer and Chief Financial Officer. In making this evaluation, management used the criteria set forth in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. At December 31, 2018, based upon those evaluations, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that materially effect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are:

Gary O. Marino, age 74, joined our board in January 2007, was appointed chairman in January 2008 and also served as our chief executive officer from November 2008 until he stepped down in October 2013. Mr. Marino is the chairman, president, and chief executive officer of BEP and Patriot Equity LLC (“Patriot”). Mr. Marino served as chairman, president and CEO of Patriot Rail Corp., an owner and operator of short line and regional railroads, from 2005 until 2012, and formerly held the same positions at RailAmerica, Inc. a company he founded in 1985, until his retirement in 2004. From 1984 until 1993, Mr. Marino served as chairman, president and CEO of Boca Raton Capital Corporation, a publicly owned venture capital investment company. Prior to that he spent more than fifteen years in commercial banking in New York as a senior loan officer and was also president and CEO of two small business investment companies (SBICs), as well as president of a Florida-based commercial bank. Mr. Marino received his B.A. degree from Colgate University and his M.B.A. from Fordham University. From 1966 to 1969, he served as an officer of the United States Army Ordnance Corps. He has also served on the board of directors of the American Association of Railroads.

Paul S. Dennis, age 80, joined the board in January 2007 and served as interim chief executive officer, president and chief financial officer from November 28, 2016 to August 2017. Previously, Mr. Dennis served as interim chief executive officer from April 2008 and chief financial officer from February 2007 to November 2008. Mr. Dennis has served as president and CEO of Associated Health Care Management Company, Inc. since 1977. Health Care Management is a Cleveland, Ohio based company that managed eight nursing care facilities and four congregate living facilities. The company has sold all but one of its facilities. Mr. Dennis has also been a director and officer with various companies and business ventures in the hardware distribution, pharmaceuticals distribution and steel fabrication industries and a real estate developer, general contractor, owner and investor.

Donald S. Denbo, age 69, joined the board in October 2013. Mr. Denbo has over 40 years of business experience, and is a founding member of Commercial Insurance Associates, LLC (CIA), an independent insurance agency specializing in risk management for a diversified client base. His knowledge and practice is varied, as it encompasses his more than 30 years of success in the insurance industry. In addition, Mr. Denbo has been an owner of Denbo Metal Recovery and a director of Tennessee Valley Recycling LLC, Bancroft Technology Group, Jet Plex Associates, Shadow Bluff Development, Reid Hill and Greymont Kennels, LLC. Mr. Denbo’s education includes a B.S. and M.S. in Psychology from the University of Tennessee, studies at the Vanderbilt School of Medicine and a PhD in Economics from the London School of Economics

Joseph C. Bencivenga, age 60, joined the board and became the Company’s president and chief executive officer in August 2017. Mr. Bencivenga also serves as EVP Finance & Strategy for Rail USA LLC and SVP, Finance for International Rail Partners LLC since December 2017. Mr. Bencivenga has more than 30 years experience in investment banking in New York, California and London with Barclays Capital, Salomon Brothers, Drexel Burnham, and Lehman Brothers. He has also served as a board member for numerous companies providing strategic financial advice in businesses in real estate, music, gaming, solid waste management and many other industries. Prior to this role, Mr. Bencivenga was a founding partner of a $5 billion hedge fund whose business included lending to and investing private equity in small to medium sized companies. During his tenure at Barclays Capital, Mr. Bencivenga served as Managing Director/Global Head of High Yield, and his team originated over 75 high yield, mezzanine and bridge loan transactions and acted as lead or joint lead on over 20 transactions.

Bennett Marks, age 70, joined the board in August 2017. Mr. Marks previously served as a member of the Company’s board from November 2008 to October 2013 and chief financial officer from November 2008 to May 2010. Mr. Marks is currently EVP & CFO of BEP since January 2013. Prior to that Mr. Marks has been executive vice president and CFO of Patriot Rail Corp., an owner and operator of short line and regional railroads, since 2005. Mr. Marks has served as EVP and CFO of six publicly-held and privately-owned companies in the transportation, healthcare, manufacturing, distribution and telecommunications industries. While CFO at RailAmerica, Inc., he developed and implemented the financial framework of the company as revenues grew from $130 million to $450 million. Mr. Marks has more than twenty years of experience in public accounting, including ten years as an audit/client services partner with KPMG where he was an Associate SEC Reviewing Partner and the Administrative Partner in Charge of the West Palm Beach office. Mr. Marks is licensed CPA in Florida and New York.

Vineet Bedi, age 36, joined the board in May 2018. Mr. Bedi served as chief executive officer of FC Global Realty, Inc. (NASDAQ: FCRE) from January 2, 2018 to June, 2018. Mr. Bedi has over 15 years of experience in real estate investing, private equity, capital markets and public securities investing. Mr. Bedi was the founder, managing partner and chief investment officer of KRV Capital, LP, an alternative asset management firm investing in real estate and hard assets across the capital structure with a focus on liquid and illiquid deep value investment opportunities, from 2016 to 2018. Prior to founding KRV Capital, LP, Mr. Bedi was the founder, managing partner and chief investment officer of Booth Park Capital Management, LLC, an alternative asset management firm investing in real estate related securities, from 2013 to 2015. Previously, Mr. Bedi served as a managing director and portfolio manager at Guggenheim Partners from 2012 to 2013, where he managed an opportunistic portfolio in the public and private real estate markets.

Robert Schellig, age 74, was appointed senior vice president and general counsel in August 2017. Mr. Schellig has over 47 years of legal experience in the areas of regulatory compliance, acquisitions and divestitures, contract administration, government relations, real estate and litigation. Following eight years of experience as a chief trial attorney at Canadian National Railroad’s U.S. subsidiaries, he moved to the executive department where he headed the Corporate Development, Real estate Development and Government Relations Department among other duties. He served in that capacity for 14 years and then entered the private sector specializing in the same general areas of law. Mr. Schellig served as vice president - law and then chief legal officer at Patriot Rail Corp. He is currently general counsel at International Rail Partners LLC as well as at MedAmerica.

Patricia K. Sheridan, age 56, was appointed chief financial officer in September 2017. Ms. Sheridan has over 33 years of accounting, tax, reorganization and real estate experience. Since 2011, Ms. Sheridan has served as the managing member of PKS Group LLC, a consulting firm providing financial oversight for small to mid-sized privately owned companies, high net worth individuals and family offices. Over the last 12 years, she has worked in various capacities for private real estate development firms. Prior to that Ms. Sheridan served as the president and managing director at a $750 million investment management company and multiple roles with NYSE traded Beneficial Corporation, most recently Director - Corporate Real Estate Properties. Ms. Sheridan began her accounting career at Arthur Anderson & Co.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Based solely on our review of copies of reports furnished to us, we believe all Section 16(a) filing requirements were timely met in 2018. Copies of these filings are available on our website at www.MedAmericaproperties.com or the SEC’s website at www.sec.gov.

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

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the board of directors, shareholders may communicate with the Board by writing to us at MedAmerica, Boca Center, Tower 1, 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486 Attention: Joseph C. Bencivenga. Shareholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Item 11. Executive Compensation.

Summary Compensation Table

The following information is related to the compensation paid or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of December 31, 2018 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

2018 Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Total ($)(j)
Joseph C. Bencivenga	2018	$43,750	$43,750
Chief Executive Officer & President (1) (2)	2017	25,000	25,000

(1)  Mr. Bencivenga was appointed President & CEO on August 25, 2017.  The number does not reflect sums payable to his wife, Patricia Sheridan, who is our Chief Financial Officer.  She received total salaries of $60,000 in 2018 and $18,750 in 2017.

(2)  Mr. Bencivenga's compensation ended July 31, 2018.  A related party reimbursed the Company $39,375 related to Mr. Bencivenga's compensation for services provided in 2018.

Director Compensation

On June 11, 2018 we granted Mr. Vineet Bedi 10,000 vested five-year stock options exercisable at $6 per share for services in connection with the proposed Transaction. Mr. Bedi is charged with day-to-day supervision of the Transaction including communications with the investment bankers and the other party as well as with our counsel. None of our other directors were compensated for their service on the board of directors in 2018.

Name(a)	Option Awards ($)(d)(1)	Total ($)(j)
Gary O. Marino	-	-
Donald S. Denbo	-	-
Mark L. Friedman	-	-
Bennett Marks	-	-
Paul Dennis	-	-
Vineet Bedi (1)	-	-

(1) This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.  These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the director.  Represents 10,000 fully vested stock options exercisable at $6.00 per share.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to outstanding stock options held by our Named Executive Officer outstanding as of December 31, 2018.  There were no other outstanding equity awards held by our Name Executive Officer as of December 31, 2018.

Outstanding Equity Awards As of December 31, 2018
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Exercise Price ($) (e)	Expiration Date (f)
Joseph Bencivenga	15,000	(1)	-	-	$8.00	8/23/2022

(1) This award is fully vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 29, 2019 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o MedAmerica Properties Inc. 5200 Town Center Circle, Suite 550, Boca Raton, Florida 33486.

Applicable percentages are based on 2,610,568 shares outstanding as of March 29, 2019, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options and warrants or options and warrants that have or will vest and become exercisable within 60 days.

Name and Address	Common Stock	Stock Options	Total Stock Owned	Percentage Ownership
Gary O. Marino(1)	555,601	10,000	565,601	21.67%
Paul S. Dennis(2)	148,402	10,000	158,402	6.07%
Donald S. Denbo(3)	36,684	10,000	46,684	1.79%
Joseph Bencivenga	0	15,000	15,000	0.57%
Patricia Sheridan	0	0	0	0.00%
Bennett Marks	27,373	10,000	37,373	1.43%
Vineet Bedi	0	10,000	10,000	0.38%
Robert Schellig	0	5,000	5,000	0.19%
Total Directors and Officers	768,060	70,000	838,060	32.10%
Sheltering Palms Foundation Inc. (4)	343,333	0	343,333	13.15%
2378 NW 60th Street, Boca Raton, FL 33496
Richard Friedman	166,666	0	166,666	6.38%
730 Intracoastal Drive, Ft. Lauderdale, FL 33304
Total Directors, Officers, and Beneficial Owners of More than 5% of Common Stock	1,278,059	70,000	1,348,059	51.63%

(1) 32,584 shares are held individually (184 shares are held in a brokerage account), 91,348 shares of common stock are held by Banyan Rail Holdings LLC.  Gary O. Marino, the Company's Chairman, is the president and a significant stockholder of Banyan Rail Holdings LLC.  351,966 shares are held by Marino Family Holdings, LLC. Mr. Marino is the manager of Marino Family Holdings, LLC. 79,703 are held by the Marino Family Dynasty Trust.

(2) 32,000 are held individually. 115,202 shares of common stock are owned by Paul S. Dennis, Trustee under the Paul S. Dennis Trust Agreement dated August 9, 1983, as modified. 1,200 shares are held in an IRA account.

(3) 20,800 shares are held individually. 15,884 shares are held by Coalbrookedale Partners of which Mr. Denbo is the president.

(4) Includes 10,000 shares owned by the Foundation's Chairman, Harvey Polly

Equity Compensation Plan Information

Set forth in the table below is the information regarding our common stock which may be issued under our equity compensation plans (including individual compensation arrangements) as of December 31, 2018.

Plan category	Number of Securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of secuurities remaining available for future issuance under equity compensation plans excluding securities reflected in the first column
Equity compensation plans approved by security holders	-	(1)	$-	27,200
Equity compensation plans not approved by security holders	70,000	(2)	7.71	-
Total	70,000		$7.71	27,200

(1) Represents options outstanding under the 2010 Stock Option and Awards Plan.

(2) Includes (i) a total of [60,000] stock options issued to directors and officers Donald S. Denbo, Paul S. Dennis, Gary O. Marino, Joseph Bencivenga,  Bennett Marks and Robert Schellig in August 2017, in each case exercisable for 5 years from the grant date at the exercise price of $8.00 per share and fully vested; and (ii) 10,000 stock options issued to Vineet Bedi in June 2018 exercisable for 5 years from the grant date at the exercise price of $6.00 per share and fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

On June 1, 2015, the Company entered into a month-to-month office lease and administrative support agreement (the “Agreement”) with BEP, an entity controlled by Mr. Gary O. Marino, our Chairman of the Board. The Agreement was effective as of January 1, 2015 and terminated on February 3, 2017, the effective date of a new agreement (the “New Agreement”). The Agreement and New Agreement provide for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $4,750 and $6,605 per month, respectively. In addition, the New Agreement required the Company to reimburse BEP a one-time charge in the amount of $37,122 related to the costs of the set-up of the new office and move.

On June 8, 2017, MedAmerica entered into an office lease and administrative support agreement (the “Lease Agreement”) with BEP. The Lease Agreement had a month-to-month term commencing on June 1, 2017. The Lease Agreement provided for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $15,000 a month. The Lease Agreement replaced the February 3, 2017 office lease and administrative support agreement between the Company and BEP and includes additional general office and administrative staff support services. The Lease Agreement was replaced by a new agreement in September 2018. See below.

On September 13, 2018, the Company entered into an office lease and administrative support agreement (the “2018 Lease Agreement”) with BEP. The 2018 Lease Agreement has a month-to-month term commencing on September 1, 2018. The 2018 Lease Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $5,000 a month. The 2018 Lease Agreement replaced the Lease Agreement between the Company and BEP described above. Total expense incurred under all related party lease and support agreements amounted to $140,000 and $138,025 for the years ended 2018 and 2017, respectively.

During 2018, Mr. Joseph Bencivenga, the Company's President and CEO performed work for International Rail Partners LLC (“IRP”), an entity controlled by Mr. Marino, the Company’s Chairman. The Company billed back IRP and received payments for compensation and expenses in the amount of $125,090.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was replaced, cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (“the New Note”) with BEP. The New Note balance as of December 31, 2016 was $471,826 which represents advances from BEP under the Note, advances made since the date of the Note and interest accrued thereon. The New Note bears interest at the rate of 10% per annum and is payable upon demand. BEP is committed to making advances to the Company under the New Note through May 2020 in the event the Transaction does not close.  . A portion of this note was assumed by Banyan Medical Partners LLC (“BMP”) and the balance was paid off during 2017. The New Note is available to the Company to draw upon and the balance as of the date of this report due under the New Note is $0.

Gary O. Marino, the Company’s Chairman of the board, is the Chairman, President, and Chief Executive Officer of BEP and Managing Member of Patriot. Mr. Marino, Joseph Bencivenga, Bennett Marks, Paul S. Dennis, and Donald S. Denbo, directors, and Patricia Sheridan, chief financial officer, also hold membership interests in BEP.

During 2016, the Company established BMP, and certain other subsidiaries wholly-owned by BMP. The Company formed these entities to acquire medical office buildings in the United States. The Company was unable to raise the capital needed to consummate the first medical building opportunity. On March 9, 2017, the Company sold BMP and BMP’s wholly-owned subsidiaries to Patriot. The selling price was $277,756 in the form of BMP assuming a portion of the Company’s note payable balance due to BEP. The consideration of $277,756 was used to allow the Company to recoup the $110,000 in property deposits as of December 31, 2016, $50,000 property deposits made during 2017 and reimbursement of $117,756 of other 2016 and 2017 expenses incurred by the Company on behalf of BMP. This reimbursement of expenses is offset in general and administrative expenses.

On June 14, 2017, the Company entered into a letter of intent with Patriot to reacquire all of the capital units of BMP from Patriot, for $9,536,582 which is the purchase price of BMP. The letter of intent was non-binding, provided for a ninety-day exclusive diligence period, and was contingent upon the Company obtaining financing to complete the acquisition. The letter was extended to December 15, 2017 at which time it expired.

Paul Dennis, a director, participated in the 2017 Private Placement investing $150,000 for 100,000 shares of common stock on identical terms of other investors in the offering.

Director Independence

Our board has determined that Donald S. Denbo, Bennett Marks and Vineet Bedi are “independent” as defined by Nasdaq Stock Market Listing Rule 5605(a)(2). Although we are not listed for trading on the Nasdaq stock market, we have selected the Nasdaq rules as an appropriate guideline for determining the independence of our board members.

Item 14. Principal Accounting Fees and Services.

On January 20, 2017, the board of directors ratified the dismissal of the Company’s independent registered accounting firm of Daszkal Bolton LLP and engagement of the new firm of Zachary Salum and Auditors PA. Zachary Salum served as our independent registered public accounting firm through November 3, 2017 when they resigned due to personal reasons. Zachary Salum was paid $9,500 for the audit of the Company’s 2016 consolidated financial statements and $10,000 for their review of the Company’s Form 10-Q’s for the quarters ended March 31, 2017, June 30, 2017 and an amendment to the March 31, 2017 Form 10-Q. Additionally, Zachary Salum was paid $1,500 for the preparation of the Company’s 2016 tax return.

On November 8, 2017, the board of directors ratified the appointment of Marcum LLP as independent registered public accounting firm. During 2018 Marcum LLP was paid $21,500 for their reviews of the Company’s Form 10-Q for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 and $20,000 for the audit of the Company's consolidated financial statements for the year ended December 31, 2018. During 2017 Marcum LLP was paid $6,500 for their review of the Company’s Form 10-Q for the quarter ended September 30, 2017 and $20,000 for the audit of the Company’s consolidated financial statements for the year ended December 31, 2017.

Because of the size of our board, the directors have not designated an audit committee. Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by our auditors. Our board believes the services provided by Marcum LLP are compatible with maintaining our auditor’s independence.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Exhibit Index.

3.1

Restated Certificate of Incorporation. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed April 15, 2010 is incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. Exhibit 3.1 to the Form 8-K filed January 6, 2010 is incorporated by reference herein.

3.3	Certificate of Correction. Exhibit 3.1to the Form 8-K filed March 14, 2011 is incorporated by reference herein.

3.4	Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated February 1, 2010 is incorporated by reference herein.

3.5	Certificate of Designation of Series B Preferred Stock. Exhibit 3.1 to the Form 8-K dated October 18, 2010 is incorporated by reference herein.

3.6	Certificate of Designation of Series C Preferred Stock. Exhibit 3.1 to the Form 8-K dated July 5, 2011 is incorporated by reference herein.

3.7	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock. Exhibit 3.1 to the Form 8-K dated April 11, 2012 is incorporated by reference herein.

3.8	Certificate of Amendment to Certificate of Incorporation of MedAmerica Properties Inc. Exhibit 3.8 to the Form 10-K dated March 25, 2015 is incorporated by reference herein.

3.9	Certificate of Amendment of Certificate of Incorporation. Exhibit 3.1 to the Form 8-K filed June 19, 2017 is incorporated by reference herein. [NTD: Add hyperlink.]

3.10	Amended and Restated Bylaws of the Registrant. Exhibit D to the Definitive Proxy Statement filed August 9, 2000 is incorporated by reference herein.

10.1	2018 Lease Agreement

10.4	Support Agreement, dated February 3, 2017, by and between MedAmerica Properties Inc. and Boca Equities Partners LLC. Exhibit 10.4 to the Form 10-K filed March 31, 2017 is incorporated by reference herein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, MedAmerica Properties Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedAmerica Properties Inc.

Date: April 11, 2019	/s/ Joseph C. Bencivenga
By Joseph C. Bencivenga,
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2019	/s/ Patricia K. Sheridan
By Patricia K. Sheridan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of MedAmerica Properties Inc. and in the capacities and on the dates indicated.

Date: April 11, 2019	/s/ Gary O. Marino
By Gary O. Marino,
Chairman of the Board

Date: April 11, 2019	/s/ Joseph C. Bencivenga
By Joseph C. Bencivenga, Director & President & CEO

Date: April 11, 2019	/s/ Bennett Marks
By Bennett Marks, Director

Date: April 11, 2019	/s/ Paul Dennis
By Paul Dennis, Director

Date: April 11, 2019	/s/ Donald Denbo
By Donald Denbo, Director

Date: April 11, 2019	/s/ Vineet Bedi
By Vineet Bedi, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MedAmerica Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MedAmerica Properties, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

/s/ Marcum LLP

We have served as the Company’s auditor since 2017.

West Palm Beach, Florida

April 11, 2019

MedAmerica Properties Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and equivalents	$139,721	$708,382
Prepaid insurance and other current assets	33,784	38,191
Total current assets	173,505	746,573
Other assets
Equipment & furnishings, net	18,576	21,808
Total other assets	18,576	21,808

Total assets	$192,081	$768,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$92,566	$66,319
Accrued dividends	27,361	27,361
Loan payable - insurance financing	33,184	33,191
Total current liabilities	153,111	126,871

Total liabilities	153,111	126,871

Stockholders' equity
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 issued at December 31, 2018 and 2017	5	5
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 issued at December 31, 2018 and 2017	26,105	26,105
Additional paid-in capital	111,861,799	111,861,799
Accumulated deficit	(111,848,939)	(111,246,399)
Total stockholders' equity	38,970	641,510

Total liabilities and stockholders' equity	$192,081	$768,381

See Notes to Consolidated Financial Statements

MedAmerica Properties Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2018	2017

General & administrative expenses	$601,024	$698,774
Loss from operations	(601,024)	(698,774)
Interest expense	(1,516)	(17,002)
Net loss	$(602,540)	$(715,776)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(5,000)	(5,000)
Deemed dividends on preferred stock conversion	-	(148,125)
Net loss attributable to common stockholders	$(607,540)	$(868,901)

Basic and diluted average number of common shares outstanding	2,610,568	1,516,165

Net loss per common share basic and diluted	$(0.23)	$(0.57)

See Notes to Consolidated Financial Statements

MedAmerica Properties Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(602,540)	$(715,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,232	808
Note assumed by related party	-	(117,756)
Changes in assets and liabilities:
Increase/(Decrease) in prepaid expenses and other assets	49,636	26,703
Decrease/(Increase) in accounts payable and accrued expenses	26,247	(29,625)
Net cash used in operating activities	(523,425)	(835,646)

Cash flows provided by investing activities:
Acquisition of equipment and furnishings	-	(22,616)
Decrease in property deposits	-	(50,000)
Net cash used in investing activities	-	(72,616)

Cash flows provided by financing activities:
Payment of demand loan & accrued interest - related party	-	(363,208)
Proceeds on demand loan - related party	-	169,138
Payment of note payable - insurance financing	(45,236)	-
Proceeds from common stock subscribed, net of expenses	-	1,810,264
Net cash provided by (used in) financing activities	(45,236)	1,616,194

Net increase (decrease) in cash	(568,661)	707,932
Cash at beginning of period	708,382	450
Cash at end of period	$139,721	$708,382

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,516	$17,002
Franchise taxes	$10,130	$-

Non cash financing activities:
Deemed dividend on preferred stock conversion	$-	$148,125
Shares issued for common stock subscribed	$-	$1,940,005
Conversion of preferred stock dividends to common stock	$-	$301,656
Prepaid insurance loan financing	$45,829	$33,191

See Notes to Consolidated Financial Statements

MedAmerica Properties Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total
Stockholders’ (deficit) equity December 31, 2016	1,056,723	10,567	-	10,375	104	109,836,007	(110,530,623)	566	(70,689)	(754,634)
Retire treasury stock		-				(70,689)		(566)	70,689	-
Preferred stock and preferred dividends exchange for common stock	257,831	2,578		(9,875)	(99)	299,177				301,656
Fractional Share Rounding	180	2				(2)				-
Common stock subscribed			1,940,005							1,940,005
Issuance of common stock	1,295,834	12,958	(1,940,005)			1,797,306				(129,741)
Net loss for the year ended December 31, 2017							(715,776)			(715,776)
Stockholders’ equity December 31, 2017	2,610,568	26,105	-	500	5	111,861,799	(111,246,399)	-	-	641,510
Net loss for the year ended December 31, 2018							(602,540)			(602,540)
Stockholders’ equity December 31, 2018	2,610,568	26,105	-	500	5	111,861,799	(111,848,939)	-	-	38,970

See Notes to Consolidated Financial Statements

MedAmerica Properties Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Operations

MedAmerica Properties Inc. (the “Company” or “MedAmerica”) was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company experienced severe losses from an operating subsidiary in the rail services sector. In 2016, after exploring various industries and researching numerous companies, the board of directors elected to pursue investing in commercial real estate. In 2018, the Company began negotiating a transaction with a sponsor of real estate properties located in the United States. The Company entered into a letter of intent with the sponsor in September 2018, which was amended in November 2018. As of March 29, 2019, no definitive agreement has been executed. It is currently estimated that the transaction would be expected to be consummated late in the second quarter of 2019, but there can be no assurance that there will not be delays.

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

During 2017 the Company completed a private placement of its common stock, raising $1,940,005. As of December 31, 2018, the Company had a cash balance of approximately $139,000 and working capital of approximately $20,000.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

●	Consummate the acquisition of 12 shopping centers (the "Transaction"). We do not have an executed agreement and there can be no assurance we will be able to consummate the Transaction.

If the Transaction is not consummated:

●	Curtailing costs and consolidating operations, where feasible.
●	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
●	Reducing operations to conserve cash.
●	Investigating and pursuing transactions with third parties, including strategic partnerships.
●	Adding board member and senior adviser with extensive real estate experience.

The Company management believes that these measures, coupled with cash on hand and a line of credit from a related party (see Note 10) will be adequate to fund its limited overhead and other cash requirements for the next twelve months. There can be no assurance that we will be able to consummate the Transaction or secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations.  However, Boca Equity Partners LLC ("BEP"), an entity controlled by our chairman, has committed to funding operations through May, 2010 in the event the Transaction does not close.

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

Equipment and Furnishings

Equipment and furnishings are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

Fair Value of Financial Instruments

Recorded financial instruments as of December 31, 2018, consist of cash and cash equivalents, accounts payable, certain accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

The Company follows the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2018. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Retained Earnings Distributions

The Company’s preferred stockholders are entitled to receive payment before any of the common stockholders upon a liquidation of the Company, and we cannot pay dividends on our common stock unless we first pay dividends required by our preferred stock.

Preferred Stock Dividends

The holders of Series A Cumulative Preferred Stock (“Preferred Stock”) shall be entitled to receive cumulative, non-compounded, cash dividends on each outstanding share of Preferred Stock at the rate of 10% of the issuance price per annum (“Preferred Dividends”), which began accumulating on January 1, 2010. The Preferred Dividends shall be payable semiannually to the holders of Preferred Stock, when and as declared by the Board of Directors.

Recently Issued Accounting Pronouncements

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

Note 5. Equipment and Furnishings

The amount of equipment and furnishings is as follows:

	December 31,
Description	2018	2017
Office equipment and furnishings	$21,829	$21,829
Computer equipment	787	787
Total	22,616	22,616
Less accumulated depreciation	(4,040)	(808)
Equipment and furnishings, net	$18,576	$21,808

Depreciation expense related to equipment and furnishings amounted to $3,232 and $808 for the years ended December 31, 2018 and 2017, respectively.

7

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

Private Placement

From February 10, 2017 through December 31, 2017, the Company accepted subscriptions of $1,940,005 for unregistered shares of the Company’s common stock for $1.50 a share (the “2017 Private Placement”). The issuances of common stock were made in reliance on Section 4(a)(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering and Rule 506(b) under the Securities Act. The proceeds from the 2017 Private Placement are being used for working capital and to fund operations. In 2017, the Company issued 1,293,334 shares of common stock under the 2017 Private Placement, along with 2,500 shares of common stock under a prior private placement.

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

Subsequent to the reverse stock split, the private placement and the preferred stock exchange, there are 2,610,568 shares of common stock issued and outstanding, consisting of 1,056,903 shares after the reverse stock split, 1,293,334 shares from the private placement, 2,500 shares from a prior year private placement and 257,831 shares from the preferred stock and preferred dividend exchange.

Preferred Stock Dividends

The holder of Preferred Stock is entitled to receive cumulative, non-compounded cash dividends on each outstanding share of Preferred Stock at the rate of 10% of the Issuance Price per annum (“Preferred Dividends”), which began to accrue on January 1, 2010. Preferred Dividends are payable semiannually to the holder of Preferred Stock. Any Preferred Dividends due and unpaid on any Payment Date, whether or not declared by the board of directors, shall accrue with any other due and unpaid Preferred Dividends, regardless of whether there are profits, surplus or other funds of the Company legally available for payment of dividends.

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 as of December 31, 2018 and December 31, 2017. An additional $10,000 and $5,000 of cumulative Preferred Dividends are undeclared and unaccrued as of December 31, 2018 and 2017, respectively, and are not included in the balance sheet.

Common Stock

As of December 31, 2018, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.1% of the outstanding common stock. Included in the 838,060 shares are 351,966 shares owned by Marino Family Holdings LLC controlled by our chairman, Gary O. Marino, and 91,348 shares owned by Banyan Rail Holdings LLC, of which Mr. Marino is the president and significant stockholder.

Note 7. Income Taxes

The provision for income taxes consists of the following components:

As of December 31,
	2018	2017
Current	$-	$-
Deferred	-	-
Net income tax expense	$-	$-

The components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
Long-term deferred tax assets:
Stock compensation benefit	$187,030	$187,030
Net operating loss carryforward	2,044,673	1,938,103
Total long-term deferred tax assets	2,231,703	2,125,133
Valuation allowance	(2,231,703)	(2,125,133)
	-	-

The Company’s federal net operating loss (“NOL”) carryforward balance as of December 31, 2018 was $8,407,165, which expires in varying amounts through December 31, 2038.

The Company’s net deferred tax assets before valuation allowance as of December 31, 2018 was $2,231,703, most of which relates to net operating loss carryforwards. The Company recorded an operating loss for the year and has a history of operating losses. After assessing the realization of the net deferred tax assets, we have recorded a valuation allowance of 100% of the value of the net deferred tax assets as we believe it more likely than not that the Company will not realize operating profits and taxable income so as to utilize all of the net operating losses in the future. During the year ended December 31, 2018, the Company recorded an increase in the valuation allowance of $106,560.

The Company is subject to income taxes in the U.S. federal jurisdiction and Florida state jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by taxing authorities for the years before 2015.

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

	Year ended December 31,
	2018	2017

Statutory Federal Rate	21.00%	34.00%
State Income Taxes	4.33%	3.61%
Change in Tax Rate	0.00%	-149.08%
True-ups	0.03%	12.02%
NOL Expiration	-7.63%	0.00%
Permanent Differences	-0.05%	-0.17%
Valuation allowance	-17.68%	99.62%
	0.00%	0.00%

In connection with the initial analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in our deferred tax assets of approximately $1,067,000 with a corresponding adjustment to deferred income tax expense. This adjustment was fully offset by a decrease in the valuation allowance for the year ended December 31, 2017.

Note 8. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 and 500 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding at December 31, 2018 and 2017, respectively, as their inclusion would be anti-dilutive.

Note 9. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

On June 11, 2018, the Company issued an aggregate of 10,000 stock options to a director. The related stock compensation expense was not material.

The Company has stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance December 31, 2016	-	$-	-	-	-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	$8.00	$-	4.75	$-
Options granted	10,000	6.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2018	70,000	$7.71	$-	3.86	$-

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

Note 10. Related Party Relations and Transactions

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of Boca Equity Partners LLC (“BEP”), Patriot Equity LLC (“Patriot”), Banyan Medical Partners LLC (“BMP”), and Banyan Surprise Plaza LLC (“BSP”). Mr. Marino owns 100% of Patriot, Patriot owns 100% of BMP and BSP through and along with other wholly owned subsidiaries. Mr. Marino, Mr. Paul S. Dennis,Mr. Donald Denbo and Mr. Bennett Marks, members of the Company's board of directors, Mr. Joseph Bencivenga, a member of the Company’s board of directors and the Company’s President and Chief Executive Officer and Ms. Patricia Sheridan, the Company’s Chief Financial Officer also hold membership interests in BEP.

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

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represents advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and is payable upon demand. BEP is committed to making advances to the Company under the New Note as the Company may from time to time request. The balance drawn on the New Note including accrued interest was paid in full May 31, 2017. The Note remains available to the Company to draw upon until May 2020 and the balance as of the date of this report due under the New Note is $0.

On September 13, 2018, the Company entered into an office lease and administrative support agreement (the “2018 Lease Agreement”) with BEP. The 2018 Lease Agreement has a month-to-month term commencing on September 1, 2018. The 2018 Lease Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $5,000 a month. The 2018 Lease Agreement replaces the June 8, 2017 office lease and administrative support agreement between the Company and BEP. Total expense incurred under these agreements amounted to $140,000 and $138,025 for the years ended December 31, 2018 and 2017, respectively.

During 2018 the Company's President and CEO performed work for International Rail Partners LLC (“IRP”), an entity controlled by the Company’s Chairman. The Company billed back IRP for compensation and expenses in the amount of $125,090 for the year ended December 31, 2018.

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

As of December 31, 2018, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 351,966 shares owned by Marino Family Holdings LLC controlled by our chairman, Gary O. Marino, and 91,348 shares owned by Banyan Rail Holdings LLC, of which Mr. Marino is the president and significant stockholder.

Paul Dennis, director and previously interim president, interim chief executive officer and interim chief financial officer, participated in the 2017 Private Placement by investing $150,000 for 100,000 shares of common stock.

Note 11. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.