Form 10-K/A
period 2018-12-31
MedAmerica Properties Inc.
filed 2019-04-23
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large Accelerated Filer☐	Accelerated Filer☐
Non-accelerated filer☐	Smaller Reporting Company☒ Emerging growth Company☐

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

Explanation of Amendment

The purpose of this Amendment No. 1 (this “Amendment”) to MedAmerica Properties Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 11, 2019 (the “Annual Report”), is to correct an error in the disclosure concerning the compensation of a member of the board of directors contained in the Annual Report. In addition, the Annual Report inadvertently omitted exhibits 31 and 32, and those exhibits are filed with this Amendment.  No other changes have been made to the Annual Report. This Amendment includes disclosure as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date, and other than as described in this Amendment, does not modify or update in any way disclosures made in the Annual Report.

Amendment to Annual Report

The paragraph preceding the director compensation table under “Item 1. Executive Compensation — Director Compensation” at page 17 of the Annual Report erroneously stated that director Vineet Bedi was granted an option in June 2018 in connection with his oversight of the proposed Transaction (as defined in the Annual Report). MedAmerica was not yet exploring the Transaction in June 2018 and Mr. Bedi was granted the option shortly after joining the MedAmerica’s board of directors in May 2018. In order to correct this error, the paragraph introducing the director compensation table is hereby deleted in its entirety and replaced with the following:

On May 24, 2018, Vineet Bedi joined MedAmerica’s board of directors and on June 11, 2018 we granted Mr. Bedi a fully-vested five-year option to purchase 10,000 shares of our common stock for $6.00 per share for his services as a director. None of our other directors were compensated for their service on the board in 2018.

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibit Index.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, MedAmerica Properties Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedAmerica Properties Inc.

Date: April 23, 2019	/s/ Joseph C. Bencivenga
By Joseph C. Bencivenga,
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 23, 2019	/s/ Patricia K. Sheridan
By Patricia K. Sheridan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of MedAmerica Properties Inc. and in the capacities and on the dates indicated.

Date: April 23, 2019	/s/ Gary O. Marino
By Gary O. Marino,
Chairman of the Board

Date: April 23, 2019	/s/ Joseph C. Bencivenga
By Joseph C. Bencivenga, Director & President & CEO

Date: April 23, 2019	/s/ Bennett Marks
By Bennett Marks, Director

Date: April 23, 2019	/s/ Paul Dennis
By Paul Dennis, Director

Date: April 23, 2019	/s/ Donald Denbo
By Donald Denbo, Director

Date: April 23, 2019	/s/ Vineet Bedi
By Vineet Bedi, Director