Form 10-Q
period 2019-03-31
MedAmerica Properties Inc.
filed 2019-05-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

561-617-8050

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9 , 2019, the registrant had 2,610,568 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I — Financial Information

Item 1. Financial Statements

MedAmerica Properties Inc.
Condensed Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and equivalents	$76,474	$139,721
Prepaid insurance and other current assets	23,514	33,784
Total current assets	99,988	173,505
Other assets
Equipment & furnishings, net	17,768	18,576
Total other assets	17,768	18,576
Total assets	$117,756	$192,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$150,505	$92,566
Accrued dividends	27,361	27,361
Loan payable - insurance financing	20,684	33,184
Total current liabilities	198,550	153,111

Total liabilities	198,550	153,111
Stockholders' equity
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 issued at March 31, 2019 and 2018	5	5
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 issued at March 31, 2019 and 2018	26,105	26,105
Additional paid-in capital	111,861,799	111,861,799
Accumulated deficit	(111,968,703)	(111,848,939)
Total stockholders' equity	(80,794)	38,970

Total liabilities and stockholders' equity	$117,756	$192,081

See Notes to Condensed Financial Statements

MedAmerica Properties Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2019	2018

General & administrative expenses	$119,271	$208,801
Loss from operations	(119,271)	(208,801)
Interest expense	(493)	(384)
Net loss	$(119,764)	$(209,185)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(1,250)	(1,250)
Net loss attributable to common stockholders	$(121,014)	$(210,435)

Basic and diluted average number of common shares outstanding	2,610,568	2,610,568

Net loss per common share basic and diluted	$(0.05)	$(0.08)

See Notes to Condensed Financial Statements

MedAmerica Properties Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(119,764)	$(209,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	808	808
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	10,269	7,500
(Decrease)/Increase in accounts payable and accrued expenses	57,940	(15,753)
Net cash used in operating activities	(50,747)	(216,630)

Cash flows used in financing activities:
Payment of note payable - insurance financing	(12,500)	(12,500)
Net cash used in financing activities	(12,500)	(12,500)

Net decrease in cash	(63,247)	(229,130)
Cash at beginning of period	139,721	708,382
Cash at end of period	$76,474	$479,252

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$493	$0
Franchise taxes	$-	$5,650

Non cash financing activities:
Prepaid insurance loan financing	$20,684	$0

See Notes to Condensed Financial Statements

MedAmerica Properties Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Three Month Period Ended March 31, 2019
	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total
Stockholders’ equity January 1, 2019	2,610,568	$26,105	-	500	$5	$111,861,799	$(111,848,939)	-	$-	$38,970
Net loss for the three months ended March 31, 2019							(119,764)			(119,764)
Stockholders’ (deficit) March 31, 2019	2,610,568	$26,105	-	500	$5	$111,861,799	$(111,968,703)	-	$-	$(80,794)

	Three Month Period Ended March 31, 2018
	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total
Stockholders’ equity January 1, 2018	2,610,568	$26,105	-	500	$5	$111,861,799	$(111,246,399)	-	$-	$641,510
Net loss for the three months ended March 31, 2018							(209,185)			(209,185)
Stockholders’ equity March 31, 2018	2,610,568	$26,105	-	500	$5	$111,861,799	$(111,455,584)	-	$-	$432,325

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Nature of Operations

MedAmerica Properties Inc. (the “Company” or “MedAmerica”) was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company experienced severe losses from an operating subsidiary in the rail services sector. In 2016, after exploring various industries and researching numerous companies, the board of directors elected to pursue investing in commercial real estate. In 2018, the Company began negotiating a transaction with a sponsor of real estate properties located in the United States. The Company entered into a letter of intent with the sponsor in September 2018, which was amended in November 2018 and April 2019. As of May 9, 2019, no definitive agreement has been executed. It is currently estimated that the transaction would be expected to be consummated late in the second quarter of 2019, but there can be no assurance that there will not be delays or that the Transaction will be successfully completed.

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

Note 2. Basis of Presentation

The accompanying Financial Statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.  In January 2019 the Company dissolved all of its subsidiaries and is no longer presenting consolidated financial statements.  All subsidiaries were inactive.

Note 3. Liquidity and Profitability

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company management believes that cash on hand and a line of credit from a related party will be adequate to fund its limited overhead and other cash requirements for the next twelve months.

During 2017 the Company completed a private placement of its common stock, raising $1,940,005. As of March 31, 2019, the Company had a cash balance of approximately $76,000 and negative working capital of approximately $99,000..

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

●

Consummate the acquisition of 12 shopping centers referred to in Note 1 (the “Transaction”). We do not have an executed agreement and there can be no assurance we will be able to consummate the Transaction.

If the Transaction is not consummated:

•	Curtailing costs and consolidating operations, where feasible.
•	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
•	Reducing operations to conserve cash.
•	Investigating and pursuing transactions with third parties, including strategic transactions and relationships.

The Company management believes that these measures, coupled with cash on hand and a line of credit from a related party (see Note 9) will be adequate to fund its limited overhead and other cash requirements for the next twelve months. There can be no assurance that we will be able to consummate the Transaction or secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations. However, Boca Equity Partners LLC (“BEP”), an entity controlled by our chairman, has committed to funding operations through May, 2020 in the event the Transaction does not close.

Note 4. Summary of Significant Accounting Policies

Unaudited Interim Condensed Financial Information

The unaudited interim condensed financial statements of the Company as of March 31, 2019 for the three months ended March 31, 2019 and 2018 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2019 and the results of its operations and its cash flow for the three months ended March 31, 2019 and 2018. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Fair Value of Financial Instruments

Recorded financial instruments as of March 31, 2019, consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Income Taxes

The Company accounts for our income taxes using FASB ASC Topic 740, "Income Taxes", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company follows the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending December 31, 2018 and December 31, 2017. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows that were required. Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

Note 5. Equipment and Furnishings

The amount of equipment and furnishings as of March 31, 2019 and December 31, 2018, are as follows:

Description	March 31, 2019	December 31, 2018
Office equipment and furnishings	$21,829	$21,829
Computer equipment	787	787
Total	22,616	22,616
Less accumulated depreciation	(4,848)	(4,040)
Equipment and furnishings, net	$17,768	$18,576

Depreciation expense related to equipment and furnishings amounted to $808 for the three months ended March 31, 2019.

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

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 as of March 31, 2019 and December 31, 2018. An additional $11,250 and $10,000 of cumulative Preferred Dividends are undeclared and unaccrued as of March 31, 2019 and December 31, 2018, respectively, and are not included in the balance sheet.

Common Stock

As of March 31, 2019 the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 351,966 shares owned by Marino Family Holdings LLC controlled by our chairman, Gary O. Marino, and 91,348 shares owned by Banyan Rail Holdings LLC, of which Mr. Marino is the president and significant stockholder.

Note 7. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 common shares issuable upon conversion of shares of convertible preferred stock that were outstanding March 31, 2019 and 2018 as well as 70,000 and 60,000 options that were outstanding as of March 31, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

Note 8. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

On June 11, 2018, the Company issued an aggregate of 10,000 stock options to a director as compensation for board services. The related stock compensation expense was not material.

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance December 31, 2016	-	$-	-	-	-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	$8.00	$-	4.75	$-
Options granted	10,000	6.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2018	70,000	$7.71	$-	3.86	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance March 31, 2019	70,000	$7.71	$-	3.61	$-

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

Note 9. Related Party Relations and Transactions

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of Boca Equity Partners LLC (“BEP”), Patriot Equity LLC (“Patriot”), Banyan Medical Partners LLC (“BMP”), and Banyan Surprise Plaza LLC (“BSP”). Mr. Marino owns 100% of Patriot, Patriot owns 100% of BMP and BSP through and along with other wholly owned subsidiaries. Mr. Marino, Mr. Paul S. Dennis, Mr. Donald Denbo and Mr. Bennett Marks, members of the Company's board of directors, Mr. Joseph Bencivenga, a member of the Company’s board of directors and the Company’s President and Chief Executive Officer and Ms. Patricia Sheridan, the Company’s Chief Financial Officer also hold membership interests in BEP.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represents advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and is payable upon demand. BEP is committed to making advances to the Company under the New Note as the Company may from time to time request. The balance drawn on the New Note including accrued interest was paid in full May 31, 2017. The Note remains available to the Company to draw upon and the balance as of the date of this report due under the New Note is $0.

On September 13, 2018, the Company entered into an office lease and administrative support agreement (the “2018 Lease Agreement”) with BEP. The 2018 Lease Agreement has a month-to-month term commencing on September 1, 2018. The 2018 Lease Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $5,000 a month. The 2018 Lease Agreement replaces the June 8, 2017 office lease and administrative support agreement between the Company and BEP. Total expense incurred under these agreements amounted to $15,000 and $45,000 for the quarters ended March 31, 2019 and 2018, respectively.

During 2018 the Company's President and CEO performed work for International Rail Partners LLC (“IRP”), an entity controlled by the Company’s Chairman. The Company billed back IRP for compensation and expenses in the amount of $125,090 for the year ended December 31, 2018 of which $57,244 related to compensation and expenses for the quarter ended March 31, 2018.  Compensation to the president ended July 31, 2018.

The Company’s directors have not received cash compensation for their services in 2018 or 2017 but were compensated with stock options. See footnote 8 Stock-Based Compensation for further discussion.

As of December 31, 2018 and March 31, 2019, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 351,966 shares owned by Marino Family Holdings LLC controlled by our chairman, Gary O. Marino, and 91,348 shares owned by Banyan Rail Holdings LLC, of which Mr. Marino is the president and significant stockholder.

Note 10. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than the following, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In April 2019, our board of directors and the holders of a majority of our outstanding shares of common stock approved by written consent an amendment to the Company’s Bylaws allowing for the compensation of its directors and officers serving as directors. This amendment is expected to be effective in May 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC”).

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about the Company, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding the timing relating to the Transaction. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These risks include internal issues relating to the shopping center limited liability companies including obtaining the required investor and lender consents. See also the Risk Factors in Item 1A of our 2018 Annual Report on Form 10-K, filed with the SEC on April 11, 2019. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

The Transaction

We have been negotiating with the sponsor of several limited liability companies, each of which owns a separate shopping center located in the United States. We have reached an agreement in principal with regard to the form of merger agreement and the proposed capitalization of the combined company. Assuming we sign the merger agreements and ultimately close the Transaction, the Company will initially own 12 shopping centers and will subsequently acquire an additional five shopping centers, subject to lender approval and other closing conditions. Each shopping center has its own indebtedness secured by the particular center. The real estate mortgages for the other five shopping centers are held by entities which issued commercial mortgage-backed securities for which the approval process is lengthier or otherwise need more time to close than the shopping centers we expect to acquire at the initial closing. Accordingly, at the initial closing the Company expects to acquire 12 shopping centers at which time the current investors in the shopping centers will own approximately 89.06% of the Company and our shareholders will own the remaining 10.94%. Assuming we close the Transaction and acquire all of the shopping centers, we will issue common stock to the sponsor and the current investors in the shopping centers who collectively will own approximately 92.76% of our common stock on a fully diluted basis with our current shareholders owning approximately 7.24%.

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

It is currently estimated that the Transaction would be expected to be consummated late in the second quarter of 2019, but there can be no assurance that there will not be delays. We cannot assure you that we will sign the merger agreements or close the Transaction. If we do not close the Transaction, our board of directors will have to reexamine its plans with regard to acquiring real estate properties. See Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K, filed with the SEC on April 11, 2019.

Critical Accounting Policies and Estimates

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation process for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition.  These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company's results of operations and financial condition.  For a discussion of our significant accounting policies, See Note 4- "Summary of Significant Accounting Policies" in the accompanying Notes to Financial Statements.

There were no material changes to our principal accounting estimates during the period covered by this report.

Results from Operations

The following table summarizes our results for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Variance
	2019	2018	$	%

General & administrative expenses	$119,271	$208,801	$(89,530)	-42.9%
Loss from operations	(119,271)	(208,801)	89,530	-42.9%
Interest expense	(493)	(384)	(109)	28.4%
Net loss	$(119,764)	$(209,185)	$89,421	-42.7%

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(1,250)	(1,250)	-	0.0%
Net loss attributable to common stockholders	$(121,014)	$(210,435)	$89,421	-42.5%

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the three months ended March 31, 2019, general and administrative expenses decreased $90,000 compared to the three months ended March 31, 2018.

For the three months ended March 31, 2019, the overall decrease in general and administrative expenses is primarily due to:

●	A decrease in travel and entertainment of approximately $44,000;
●	A decrease in rent of approximately $30,000 paid to a related party;
●	A decrease in officers’ compensation expense of approximately $22,500;
●	A decrease in taxes of approximately $8,000;
●	A decrease in investor relations of approximately $7,000;
●	A decrease in computer expenses of approximately $3,000; and
●	A decrease in other expenses of approximately $3,000.
●	Offset by an increase in professional fees of approximately $28,000.

Interest Expense

Interest expense was $493 and $384 for the three months ended March 31, 2019 and 2018, respectively. The increase in interest expense was due to the increase in the rate charged for the insurance loan financing.

Income Tax Expense

Income tax expense was $0 for the three months ended March 31, 2019 and 2018 due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

Net Loss Attributable to Common Shareholders

Net loss attributable to common stockholders was ($0.05) and ($0.08) per share for the three months ended March 31, 2019 and 2018, respectively. The difference of ($0.03) per common share is primarily the result of a reduction in general and administrative expenses.

Financial Condition and Liquidity

Our cash balances at April 22, 2019, March 31, 2019 and December 31, 2018 were $33,514, $76,474 and $139,721, respectively. The following is a summary of our cash flow activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash (used in) operating activities	$(50,747)	$(216,630)
Net cash used in investing activities	$-	$-
Net cash provided by (used in) financing activities	$(12,500)	$(12,500)

Net cash used by in operating activities

For the three months ended March 31, 2019, net cash used in operating activities was $50,747 as compared to $216,630 for the three months ended March31, 2018. The decrease in cash used in operating activities was primarily due a reduction in general and administrative expenses and an increase in accounts payable and accrued expenses.

Net cash used in by financing activities

For the three months ended March 31, 2019, net cash used in financing activities was $12,500 as compared to cash used in financing activities of $12,500 for the three months ended March 31, 2018. There was no change in net cash used in financing activities.

Pending the closing of the Transaction, the Company expects to be able to borrow funds from an affiliate of its Chairman in order to meet operating expenses. If the Transaction closes, the Company anticipates that it will have adequate working capital and will not have to resort to related party loans. If the proposed Transaction does not close, the Company will be reliant upon BEP unless it can obtain equity or debt financing from third parties.  BEP has committed to funding operations through May, 2020 in the event the Transaction does not close.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of March 31, 2019.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2019, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The Company is not a party, nor is its property the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

              There have been no material changes during the period covered by this report in the risk factors previously disclosed under "Risk Factors" in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.4	Support Agreement, dated February 3, 2017, by and between MedAmerica Properties Inc. and Boca Equities Partners LLC. Exhibit 10.4 to the Form 10-K filed March 31, 2017 is incorporated by reference herein.

31.1*	Rule 13(a)-14(a)/15(d-(14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith
**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedAmerica Properties Inc.

Date: May 14, 2019	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)