Form 10-Q
period 2019-06-30
MedAmerica Properties Inc.
filed 2019-08-12
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8 , 2019, the registrant had 2,610,568 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I - Financial Information

Item 1. Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$4,745	$139,721
Prepaid insurance and other current assets	11,014	33,784
Total current assets	15,759	173,505
Other assets
Equipment & furnishings, net	16,960	18,576
Total other assets	16,960	18,576
Total assets	$32,719	$192,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$223,049	$92,566
Accrued dividends	27,361	27,361
Loan payable - insurance financing	8,184	33,184
Total current liabilities	258,594	153,111

Total liabilities	$258,594	$153,111

Stockholders' equity
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 issued at June 30, 2019 and December 31, 2018	5	5
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 issued at June 30, 2019 and December 31, 2018	26,105	26,105
Additional paid-in capital	111,861,799	111,861,799
Accumulated deficit	(112,113,784)	(111,848,939)
Total stockholders' equity	(225,875)	38,970

Total liabilities and stockholders' equity	$32,719	$192,081

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
General & administrative expenses	$263,860	$295,542	$144,589	$86,741
Loss from operations	(263,860)	(295,542)	(144,589)	(86,741)
Interest expense	(985)	(768)	(492)	(384)
Net loss	$(264,845)	$(296,310)	$(145,081)	$(87,125)

Preferred stock dividends	(2,500)	(2,500)	(1,250)	(1,250)
Net loss attributable to common stockholders	$(267,345)	$(298,810)	$(146,331)	$(88,375)

Basic and diluted average number of common shares outstanding	2,610,568	2,610,568	2,610,568	2,610,568

Net loss per common share basic and diluted	$(0.10)	$(0.11)	$(0.06)	$(0.03)

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(264,845)	$(296,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,616	1,616
Changes in assets and liabilities:
Increase in receivable - related party	-	(34,614)
Decrease in prepaid expenses and other assets	22,770	20,000
(Decrease)/Increase in accounts payable and accrued expenses	130,483	(16,171)
Net cash used in operating activities	(109,976)	(325,479)

Cash flows used in financing activities:
Preferred stock dividends
Payment of note payable - insurance financing	(25,000)	(25,000)
Net cash used in financing activities	(25,000)	(25,000)

Net decrease in cash	(134,976)	(350,479)
Cash at beginning of period	139,721	708,382
Cash at end of period	$4,745	$357,903

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$985	$768
Franchise taxes	$-	$5,650

See Notes to Condensed Consolidated Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)

	Six Month Period Ended June 30, 2019
	Common Stock		Common Stock	Preferred Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Stockholders’ (deficit) equity January 1, 2019	2,610,568	26,105	-	500	5	111,861,799	(111,848,939)	-	-	38,970
Net loss for the six months ended June 30, 2019							(264,845)			(264,845)
Stockholders’ equity (deficit) June 30, 2019	2,610,568	$26,105	$-	500	$5	$111,861,799	$(112,113,784)	-	$-	$(225,875)

	Six Month Period Ended June 30, 2018
	Common Stock		Common Stock	Preferred Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity January 1, 2018	2,610,568	26,105	-	500	5	111,861,799	(111,246,399)	-	-	641,510

Net loss for the six months ended June 30, 2018							(296,310)			(296,310)
Stockholders’ (deficit) equity June 30, 2018	2,610,568	$26,105	$-	500	$5	$111,861,799	(111,542,709)	-	$-	345,200

	Three Month Period Ended June 30, 2019
	Common Stock		Common Stock	Preferred Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Stockholders’ (deficit) equity April 1, 2019	2,610,568	26,105	-	500	5	111,861,799	(111,968,703)	-	-	(80,794)
Net loss for the three months ended June 30, 2019							(145,081)			(145,081)
Stockholders’ equity (deficit) June 30, 2019	2,610,568	$26,105	$-	500	$5	$111,861,799	$(112,113,784)	-	$-	$(225,875)

	Three Month Period Ended June 30, 2018
	Common Stock		Common Stock	Preferred Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity April 1, 2018	2,610,568	26,105	-	500	5	111,861,799	(111,455,584)	-	-	432,325

Net loss for the three months ended June 30, 2018							(87,125)			(87,125)
Stockholders’ (deficit) equity June 30, 2018	2,610,568	$26,105	$-	500	$5	$111,861,799	(111,542,709)	-	$-	345,200

See Notes to Condensed Financial Statements

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

On May 28, 2019, the Company and certain of its newly formed subsidiaries described further below entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements” and the “Transaction”) with each of Broad Street Realty, LLC (the “BSR”), Broad Street Ventures, LLC (“BSV”) and each of BSV Avondale LLC, BSV Colonial Investors LLC, BSV Coral Hills Investors LLC, BSV Crestview Square LLC, BSV Cromwell Parent LLC, BSV Cypress Point Investors LLC, BSV Dekalb LLC, BSV Greenwood Investors LLC, BSV Highlandtown Investors LLC, BSV Hollinswood LLC, BSV Lamont Investors LLC, BSV Lamonticello Investors LLC, BSV LSP East Investors LLC, BSV Patrick Street Member LLC, BSV Premier Brookhill LLC, BSV Spotswood Investors LLC and BSV West Broad Investors LLC (collectively, the “Broad Street Entities”). Pursuant to the Merger Agreements, in a series of 19 mergers, BSR, BSV and each Broad Street Entity will merge with and into a subsidiary of the Company (the “Merger Subs”) with BSR, BSV and each Broad Street Entity surviving (collectively, the “Mergers”). MedAmerica following the completion of the Mergers is referred to herein as the “Combined Company.” Pursuant to the Merger Agreements, the name of the Combined Company will be changed to “Broad Street Realty, Inc.” prior to the closing of the Mergers.

On April 9, 2019, our board of directors approved a proposed amendment to our bylaws to remove Section 2.2 of our bylaws, which prohibited the Company from compensating our directors (the “bylaw amendment”) and recommended to our stockholders adoption of the bylaw amendment and ratification of past compensation paid by MedAmerica to our directors (the “board compensation”). Delaware law permits the holders of a majority of our outstanding shares to approve the bylaw amendment and ratify the board compensation by written consent without holding a meeting. The amendment to the By-laws became effective May 17, 2019.  This amendment had no impact on previously reported results of operations.

Note 2. Basis of Presentation

The accompanying Financial Statements give effect to all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.  In January 2019 the Company dissolved all of its pre-merger subsidiaries which were inactive. In May 2019 the Company formed various subsidiaries which are inactive except for the execution of the Merger Agreements referenced above.

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

During 2017 the Company completed a private placement of its common stock, raising $1,940,005. As of June 30, 2019, the Company had a cash balance of $4,745 and negative working capital of approximately $243,000.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

●	Consummate the acquisition of 17 shopping centers referred to in Note 1 (the “Transaction”). We have executed merger agreements; however there can be no assurance we will be able to consummate the Transaction.
●	BSR has agreed to pay the Company, effective July 1 through November 30, 2019, $25,000 per month if the closing of the Transaction has not been completed by the end of the previous month.

               If the Transaction is not consummated:

•	Curtailing costs and consolidating operations, where feasible.
•	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
•	Reducing operations to conserve cash.
•	Investigating and pursuing transactions with third parties, including strategic transactions and relationships.

The Company management believes that these measures, coupled with cash on hand, the $25,000 per month payment from BSR and a line of credit from a related party (see Note 9) will be adequate to fund its limited overhead and other cash requirements for the next twelve months. There can be no assurance that we will be able to consummate the Transaction or secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations. However, Boca Equity Partners LLC (“BEP”), an entity controlled by our chairman, has committed to funding operations through August 2020 in the event the Transaction does not close.

Note 4. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2019 for the three and six months ended June 30, 2019 and 2018 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2019 and the results of its operations and its cash flow for the three and six months ended June 30, 2019 and 2018. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Fair Value of Financial Instruments

Recorded financial instruments as of June 30, 2019, consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 5. Equipment and Furnishings

The amount of equipment and furnishings as of June 30, 2019 and December 31, 2018, are as follows:

Description	June 30, 2019	December 31, 2018
Office equipment and furnishings	$21,829	$21,829
Computer equipment	787	787
Total	22,616	22,616
Less accumulated depreciation	(5,656)	(4,040)
Equipment and furnishings, net	$16,960	$18,576

Depreciation expense related to equipment and furnishings amounted to $808 and $1,616 for the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018.

Note 6. Preferred Stock and Common Stock

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

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 as of June 30, 2019 and December 31, 2018. An additional $12,500 and $10,000 of cumulative Preferred Dividends are undeclared and unaccrued as of June 30, 2019 and December 31, 2018, respectively, and are not included in the balance sheet.

Common Stock

As of June 30, 2019 the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 475,314 shares owned by Marino Family Holdings LLC which is controlled by our chairman, Gary O. Marino. 79,703 shares are held by the Marino Family Dynasty Trust.

Note 7. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 common shares issuable upon conversion of shares of convertible Preferred Stock that were outstanding June 30, 2019 and 2018 as well as 70,000 and 70,000 options that were outstanding as of June 30, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

Note 8. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

On June 11, 2018, the Company issued an aggregate of 10,000 stock options to a director as compensation for board services. The related stock compensation expense was not material.

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance December 31, 2016	-	$-	-	-	-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	$8.00	$-	4.75	$-
Options granted	10,000	6.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2018	70,000	$7.71	$-	3.86	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance June 30, 2019	70,000	$7.71	$-	3.36	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The intrinsic value is not material.

Note 9. Related Party Relations and Transactions

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of Boca Equity Partners LLC (“BEP”), Patriot Equity LLC (“Patriot”), Banyan Medical Partners LLC (“BMP”), and Banyan Surprise Plaza LLC (“BSP”). Mr. Marino owns 100% of Patriot, Patriot owns 100% of BMP and BSP through and along with other wholly owned subsidiaries. Mr. Marino, Mr. Paul S. Dennis, Mr. Donald Denbo and Mr. Bennett Marks, members of the Company's board of directors, Mr. Joseph Bencivenga, a member of the Company’s board of directors and the Company’s President and Chief Executive Officer, and Ms. Patricia Sheridan, the Company’s Chief Financial Officer also hold membership interests in BEP.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represented advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and was payable upon demand. BEP is committed to making advances to the Company under the New Note as the Company may from time to time request. The balance drawn on the New Note including accrued interest was paid in full May 31, 2017. The Note remains available to the Company to draw upon and the balance as of the date of this report due under the New Note is $0 as of June 30, 2019 and December 31, 2018.

On September 13, 2018, the Company entered into an office lease and administrative support agreement (the “2018 Lease Agreement”) with BEP. The 2018 Lease Agreement has a month-to-month term commencing on September 1, 2018. The 2018 Lease Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $5,000 a month. The 2018 Lease Agreement replaces the June 8, 2017 office lease and administrative support agreement between the Company and BEP. Total expense incurred under these agreements amounted to $30,000 and $90,000 for the six months ended June 30, 2019 and 2018, respectively.

During 2018 the Company's President and CEO performed work for International Rail Partners LLC (“IRP”), an entity controlled by the Company’s Chairman. The Company billed back IRP for compensation and expenses in the amount of $125,090 for the year ended December 31, 2018 of which $35,000 related to compensation and expenses for the six months ended June 30, 2018.

The Company’s directors have not received cash compensation for their services in 2019 or 2018 but were compensated with stock options. See Note 8 Stock-Based Compensation for further discussion.

As of December 31, 2018 and June 30, 2019, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 475,314 shares owned by Marino Family Holdings LLC which is controlled by our chairman, Gary O. Marino. 79,703 shares are held by the Marino Family Dynasty Trust

Note 10. Subsequent Events

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains information about the Company, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding the timing relating to the Merger Transaction described in this report. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These risks include internal issues relating to the shopping center limited liability companies including obtaining the required investor and lender consents. See also the Risk Factors in Item 1A of our 2018 Annual Report on Form 10-K, filed with the SEC on April 11, 2019. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

As part of our search, we were introduced to the sponsor of multiple commercial real estate properties located in the United States in late 2018. After that introduction and continuing to date, we have been engaged in negotiations and we executed merger agreements and plan on consummating a strategic transaction (the “Transaction”) with MedAmerica becoming the owner of between 12 and 17 retail shopping centers, the sponsor of such properties appointing five of seven members of our board of directors, and the sponsor and its investors owning a substantial majority of our common stock and the sponsor and its investors ending up as our principal shareholders. Completion of the Merger Transaction is subject to a number of closing conditions, including obtaining certain financing. There can be no assurance that the Transaction will be consummated.

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

The Transaction

We have entered into merger agreements with the sponsor of several limited liability companies, each of which owns a separate shopping center located in the United States. The merger agreements govern our acquisition of the shopping centers and  the proposed capitalization of the combined company (the "Transaction").  The Transaction may close in two or more stages.  Assuming we close the Transaction and acquire all of the shopping centers, we will issue common stock to the sponsor and the current investors in the shopping centers who collectively will own approximately 92.76% of our common stock on a fully diluted basis with our current shareholders owning approximately 7.24%.  Closing is subject to a number of conditions including obtaining satisfactory resolution of the proposed accounting treatment,  our board of director’s receipt of a fairness opinion, lender and other third-party consents, obtaining $47 million of new financing and other customary closing conditions.  Please see more detailed information about the Transaction contained in our Form 8-K filed on May 28, 2019.

It is currently estimated that the Transaction would be expected to be consummated late in the third quarter of 2019, but there can be no assurance that there will not be delays. We cannot assure you that we will close the Transaction. If we do not close the Transaction, our board of directors will have to reexamine its plans with regard to acquiring real estate properties. See Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K, filed with the SEC on April 11, 2019.

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

There were no material changes to our principal accounting estimates during the period covered by this report.

Results from Operations

The following table summarizes our results for the three and six months ended June 30, 2019 and 2018:

	Six months ended June 30,		Variance		Three months ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%

General & administrative expenses	$263,860	$295,542	$(31,682)	-10.7%	$144,589	$86,741	$57,848	66.7%
Loss from operations	(263,860)	(295,542)	31,682	-10.7%	(144,589)	(86,741)	(57,848)	66.7%
Interest expense	(985)	(768)	(217)	28.3%	(492)	(384)	(108)	28.1%
Net loss	$(264,845)	$(296,310)	$31,465	-10.6%	$(145,081)	$(87,125)	$(57,956)	66.5%

Preferred stock dividends	(2,500)	(2,500)	-	0.0%	(1,250)	(1,250)	-	0.0%
Net loss attributable to common stockholders	$(267,345)	$(298,810)	$31,465	-10.5%	$(146,331)	$(88,375)	$(57,956)	65.6%

Basic and diluted average number of common shares outstanding	2,610,568	2,610,568			2,610,568	2,610,568

Net loss per common share basic and diluted	$(0.10)	$(0.11)			$(0.06)	$(0.03)

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the six months ended June 30, 2019, general and administrative expenses decreased $32,000 compared to the six months ended June 30, 2018.

For the six months ended June 30, 2019, the overall decrease in general and administrative expenses is primarily due to:

●	A decrease in rent of approximately $60,000 paid to a related party;
●	A decrease in travel and entertainment of approximately $26,000;
●	A decrease in private placement expenses of approximately $12,000;
●	A decrease in taxes of approximately $11,000;
●	A decrease in computer expense of approximately $9,000;
●	A decrease in investors relations of approximately $8,000;
●	A decrease in dues and subscriptions of approximately $6,000;
●	A decrease in acquisition costs of approximately $3,000;
●	A decrease in other expenses of approximately $2,000;
●	Offset by an increase in professional fees of approximately $85,000 related to the proposed Transaction and
●	An increase in officers’ compensation expense of approximately $20,000;

For the three months ended June 30, 2019, general and administrative expenses increased $58,000 compared to the three months ended June 30, 2018.

For the three months ended June 30, 2019, the overall increase in general and administrative expenses is primarily due to:

●	A decrease in rent of approximately $30,000 paid to a related party;
●	A decrease in private placement of approximately $12,000;
●	A decrease in computer expense of approximately $6,000;
●	A decrease in dues and subscriptions of approximately $6,000
●	A decrease in acquisition costs of approximately $2,000;
●	A decrease in taxes of approximately $2,000;
●	A decrease in other expenses of approximately $1,000;
●	Offset by an increase in professional fees of approximately $57,000 related to the proposed Transaction;
●	An increased in officers’ compensation expense of approximately $42,000 and
●	An increase in travel and entertainment of approximately $18,000.

Interest Expense

Interest expense was $985 and $768 for the six months ended June 30, 2019 and 2018, respectively. Interest expense was $492 and $384 for the three months ended June 30, 2019 and 2018, respectively. The increase in interest expense was due to the increase in the rate charged for the insurance loan financing.

Income Tax Expense

Income tax expense was $0 for the three and six months ended June 30, 2019 and 2018 due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

Net Loss Attributable to Common Shareholders

Net loss attributable to common stockholders was ($0.10) and ($0.11) per share for the six months ended June 30, 2019 and 2018, respectively. The difference of ($0.01) per common share is primarily the result of a decrease in general and administrative expenses.

Net loss attributable to common stockholders was ($0.06) and ($0.03) per share for the three months ended June 30, 2019 and 2018, respectively. The difference of ($0.03) per common share is primarily the result of an increase in general and administrative expenses.

Financial Condition and Liquidity

Our cash balances at August 8, 2019, June 30, 2019 and December 31, 2018 were $32,470, $4,745 and $139,721, respectively. The following is a summary of our cash flow activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(109,976)	$(325,479)
Net cash used in investing activities	$-	$-
Net cash used in financing activities	$(25,000)	$(25,000)

Net cash used by in operating activities

For the six months ended June 30, 2019, net cash used in operating activities was $109,976 as compared to $325,479 for the six months ended June 30, 2018. The decrease in cash used in operating activities was primarily due a reduction in general and administrative expenses and an increase in accounts payable and accrued expenses.

Net cash used in by financing activities

For the six months ended June, 2019, net cash used in financing activities was $25,000 as compared to cash used in financing activities of $25,000 for the six months ended June 30, 2018. There was no change in net cash used in financing activities.

Pending the closing of the Transaction, the Company expects to be able to borrow funds from an affiliate of its Chairman in order to meet operating expenses. If the Transaction closes, the Company anticipates that it will have adequate working capital and will not have to resort to related party loans. If the proposed Transaction does not close, BSR has agreed to fund $25,000 per month beginning July 1, 2019 until closing. If the closing does not take place, the Company will be reliant upon BEP unless it can obtain equity or debt financing from third parties.  BEP has committed to funding operations through August, 2020 in the event the Transaction does not close.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of June 30, 2019.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2019, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of May 28, 2019, by and among Broad Street Realty , LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and Broad Street Realty Merger Sub LLC. Exhibit 2.1 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.2	Agreement and Plan of Merger, dated as of May 28, 2019, by and among Broad Street Ventures, LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and Broad Street Ventures Merger Sub LLC. Exhibit 2.2 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.3	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Avondale LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Avondale Merger Sub LLC. Exhibit 2.3 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.4	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Colonial Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Colonial Merger Sub LLC. Exhibit 2.4 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.5	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Coral Hills Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Coral Hills Merger Sub LLC. Exhibit 2.5 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.6	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Crestview Square LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Crestview Square Merger Sub LLC. Exhibit 2.6 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.7	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Cromwell Parent LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Cromwell Merger Sub LLC. Exhibit 2.7 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.8	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Cypress Point Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Cypress Point Merger Sub LLC. Exhibit 2.8 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.9	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Dekalb LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Dekalb Merger Sub LLC. Exhibit 2.9 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.10	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Greenwood Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Greenwood Merger Sub LLC. Exhibit 2.10 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.11	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Highlandtown Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Highlandtown Merger Sub LLC. Exhibit 2.11 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.12	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Hollinswood LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Hollinswood Merger Sub LLC. Exhibit 2.12 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.13	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Lamont Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Lamont Merger Sub LLC. Exhibit 2.13 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.14	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Lamonticello Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Lamonticello Merger Sub LLC. Exhibit 2.14 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.15	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV LSP East Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV LSP East Merger Sub LLC. Exhibit 2.15 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.16	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Patrick Street Member LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Patrick Street Merger Sub LLC. Exhibit 2.16 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.17	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Premier Brookhill LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Brookhill Merger Sub LLC. Exhibit 2.17 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.18	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Spotswood Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV Spotswood Merger Sub LLC. Exhibit 2.18 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

2.19	Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV West Broad Investors LLC, MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and BSV West Broad Merger Sub LLC. Exhibit 2.19 to the Form 8-K filed May 31, 2019 is incorporated by reference herein.

10.1	Representation Warranty and Indemnification Agreement dated May 28, 2019, by and among, Michael Z. Jacoby, Thomas M. Yockey, MedAmerica Properties Inc. and Broad Street Operating Partnership, LP. Exhibit 10.1 to the Form 8-K filed May 31, 2019 is incorporated herein.

31.1*	Rule 13(a)-14(a)/15(d-(14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith
**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedAmerica Properties Inc.

Date: August 12, 2019	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)