Form 10-Q
period 2019-09-30
MedAmerica Properties Inc.
filed 2019-11-12
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the registrant had 2,610,568 shares of common stock, $0.01 par value per share, outstanding.

MedAmerica Properties Inc.

Form 10-Q

Part I - Financial Information

Item 1. Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$32,233	$139,721
Prepaid insurance and other current assets	11,030	33,784
Total current assets	43,263	173,505
Other assets
Equipment & furnishings, net	16,152	18,576
Total other assets	16,152	18,576

Total assets	$59,415	$192,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$267,291	$92,566
Accrued dividends	27,361	27,361
Loan payable - insurance financing	-	33,184
Total current liabilities	294,652	153,111

Total liabilities	$294,652	$153,111

Stockholders' equity
Series A Preferred stock, $0.01 par value, 20,000 shares authorized, 500 issued at September 30, 2019 and December 31, 2018	5	5
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,610,568 issued at September 30, 2019 and December 31,2018	26,105	26,105
Additional paid-in capital	111,861,799	111,861,799
Accumulated deficit	(112,123,146)	(111,848,939)
Total stockholders' equity (Deficit)	(235,237)	38,970

Total liabilities and stockholders' equity	$59,415	$192,081

See Notes to Condensed Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018

General & administrative expenses	$272,894	$428,941	$9,034	$133,399
Loss from operations	(272,894)	(428,941)	(9,034)	(133,399)
Interest expense	(1,313)	(1,024)	(328)	(256)
Net loss	$(274,207)	$(429,965)	$(9,362)	$(133,655)

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(3,750)	(3,750)	(1,250)	(1,250)
Net loss attributable to common stockholders	$(277,957)	$(433,715)	$(10,612)	$(134,905)

Basic and diluted average number of common shares outstanding	2,610,568	2,610,568	2,610,568	2,610,568

Net loss per common share basic and diluted	$(0.11)	$(0.17)	$(0.00)	$(0.05)

See Notes to Condensed Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(274,207)	$(429,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,424	2,424
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	22,754	37,972
(Decrease)/Increase in accounts payable and accrued expenses	174,725	(23,262)
Net cash used in operating activities	(74,304)	(412,831)

Cash flows used in financing activities:
Payment of note payable - insurance financing	(33,184)	(33,191)
Net cash used in financing activities	(33,184)	(33,191)

Net decrease in cash	(107,488)	(446,022)
Cash at beginning of period	139,721	708,382
Cash at end of period	$32,233	$262,360

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,313	$1,024
Franchise taxes	$-	$5,650

Non cash financing activities:
Prepaid insurance loan financing	$-	$45,669

See Notes to Condensed Financial Statements

MedAmerica Properties Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Nine Month Period Ended September 30, 2019
	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total
Stockholders’ (deficit) equity December 31, 2018	2,610,568	$26,105	-	500	$5	$111,861,799	$(111,848,939)	-	-	$38,970
Net loss for the nine months ended September 30, 2019							(274,207)			(274,207)
Stockholders’ equity (deficit) September 30, 2019	2,610,568	$26,105	$-	500	$5	$111,861,799	$(112,123,146)	-	$-	$(235,237)

	Nine Month Period Ended September 30, 2018
	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity December 31, 2017	2,610,568	$26,105	-	500	$5	$111,861,799	$(111,246,399)	-	-	$641,510
Net loss for the nine months ended September 30, 2018							(429,964)			(429,965)
Stockholders’ equity September 30, 2018	2,610,568	$26,105	$-	500	$5	$111,861,799	(111,676,363)	-	$-	$211,545

	Three Month Period Ended September 30, 2019
	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total
Stockholders’ (deficit) equity June 30, 2019	2,610,568	$26,105	-	500	$5	$111,861,799	$(112,113,784)	-	-	$(225,875)
Net loss for the three months ended September 30, 2019							(9,362)			(9,362)
Stockholders’ equity (deficit) September 30, 2019	2,610,568	$26,105	$-	500	$5	$111,861,799	$(112,123,146)	-	$-	$(235,237)

	Three Month Period Ended September 30, 2018
	Common Stock		Common Stock	Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Subscribed	Shares	Amount	Paid in Capital	Deficit	Shares	Amount	Total

Stockholders’ (deficit) equity June 30, 2018	2,610,568	$26,105	-	500	$5	$111,861,799	$(111,542,709)	-	-	$345,200
Net loss for the three months ended September 30, 2018							(133,654)			(133,655)
Stockholders’ equity September 30, 2018	2,610,568	$26,105	$-	500	$5	$111,861,799	(111,676,363)	-	$-	$211,545

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

During 2017 the Company completed a private placement of its common stock, raising $1,940,005. As of September 30, 2019, the Company had a cash balance of $32,233 and negative working capital of approximately $251,000.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

●	Consummate the acquisition of 17 shopping centers referred to in Note 1. We have executed merger agreements however there can be no assurance we will be able to consummate the Transaction.
●	BSR has agreed to pay the Company, effective July 1 through November 30, 2019, $25,000 per month if the closing of the Transaction has not been completed by the end of the previous month.
●

The Company received $75,000 from BSR for the three and nine months ended September 30, 2019 and recorded the amount received as an offset to general & administrative expenses paid by the Company related to the merger.

               If the Transaction is not consummated the Company intends to to focus on:

•	Curtailing costs and consolidating operations, where feasible.
•	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
•	Reducing operations to conserve cash.
•	Investigating and pursuing transactions with third parties, including strategic transactions and relationships.

The Company management believes that these measures, coupled with cash on hand, the $25,000 per month payment from BSR and a line of credit from a related party (see Note 9) will be adequate to fund its limited overhead and other cash requirements for the next twelve months. There can be no assurance that we will be able to consummate the Transaction or secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations. However, Boca Equity Partners LLC (“BEP”), an entity controlled by our chairman, has committed to funding operations through April 2021 in the event the Transaction does not close.

Note 4. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2019 for the three and nine months ended September 30, 2019 and 2018 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2019 and the results of its operations and its cash flow for the three and nine months ended September 30, 2019 and 2018. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Fair Value of Financial Instruments

Recorded financial instruments as of September 30, 2019, consist of cash and cash equivalents, accounts payable, accrued liabilities and short-term obligations. The related fair values of these financial instruments approximated their carrying values due to either the short-term nature of these instruments or based on the interest rates currently available to the Company.

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

Note 5. Equipment and Furnishings

The amount of equipment and furnishings as of September 30, 2019 and December 31, 2018, are as follows:

Description	September 30, 2019	December 31, 2018
Office equipment and furnishings	$21,829	$21,829
Computer equipment	787	787
Total	22,616	22,616
Less accumulated depreciation	(6,464)	(4,040)
Equipment and furnishings, net	$16,152	$18,576

Depreciation expense related to equipment and furnishings amounted to $808 and $2,424 for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

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

Substantially all the Preferred stockholders had previously agreed to accept common stock in lieu of cash for payment of Preferred Dividends. In February 2016, the Company issued 29,856 shares of common stock in lieu of $29,249 of Preferred Dividends for those Preferred stockholders who accepted the common stock in lieu of the cash offer. The total accrued but unpaid Preferred Dividends is $27,361 as of September 30, 2019 and December 31, 2018. An additional $13,750 and $10,000 of cumulative Preferred Dividends are undeclared and unaccrued as of September 30, 2019 and December 31, 2018, respectively, and are not included in the balance sheet.

Common Stock

As of September 30, 2019 the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 475,314 shares owned by Marino Family Holdings LLC which is controlled by our chairman, Gary O. Marino. 79,703 shares are held by the Marino Family Dynasty Trust.

Note 7. Earnings (Loss) per Share

The Company excluded from its diluted earnings per share calculation 500 common shares issuable upon conversion of shares of convertible Preferred Stock that were outstanding September 30, 2019 and 2018 as well as 70,000 and 70,000 options that were outstanding as of September 30, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

Note 8. Stock-Based Compensation

On August 23, 2017, the Company issued an aggregate of 60,000 stock options to its directors and officers. The related stock compensation expense was not material.

On June 11, 2018, the Company issued an aggregate of 10,000 stock options to a director as compensation for board services. The related stock compensation expense was not material.

The Company previously had stock option agreements with its directors and officers. Details of options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance December 31, 2016	-	$-	-	-	-
Options granted	60,000	8.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2017	60,000	$8.00	$-	4.75	$-
Options granted	10,000	6.00	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance December 31, 2018	70,000	$7.71	$-	3.86	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance September 30, 2019	70,000	$7.71	$-	3.11	$-

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

Note 9. Related Party Relations and Transactions

Gary O. Marino, the Company’s chairman of the board, is the chairman, president, and chief executive officer of Boca Equity Partners LLC (“BEP”), Patriot Equity LLC (“Patriot”), Banyan Medical Partners LLC (“BMP”), and Banyan Surprise Plaza LLC (“BSP”). Mr. Marino owns 100% of Patriot, Patriot owns 100% of BMP and BSP through and along with other wholly owned subsidiaries. Mr. Marino, Mr. Paul S. Dennis, Mr. Donald Denbo and Mr. Bennett Marks, members of the Company's board of directors, Mr. Joseph Bencivenga, a member of the Company’s board of directors and the Company’s President and Chief Executive Officer, and Ms. Patricia Sheridan, the Company’s Chief Financial Officer, also hold membership interests in BEP.

On July 27, 2016, the Company entered into a Demand Note and Loan Agreement (the “Note”) with BEP providing for draws of up to $250,000. Loans under the Note bore interest at an annual rate of 10% and outstanding principal and interest were due on demand. This Note was cancelled and terminated on December 31, 2016 when the Company entered into a new Demand Note and Loan Agreement (the “New Note”) with BEP for $471,826. The New Note represented advances from BEP under the New Note, payments made since the date of the New Note and interest accrued thereon. The New Note bore interest at the rate of 10% per annum and was payable upon demand. BEP is committed to making advances to the Company under the New Note as the Company may from time to time request. The balance drawn on the New Note including accrued interest was paid in full May 31, 2017. In October 2019, BEP agreed to extend the New Note to April 2021 in exchange for an extension fee of $18,873. The New Note remains available to the Company to draw upon and the balance as of the date of this report due under the New Note is $0 as of September 30, 2019 and December 31, 2018.  The New Note will be cancelled upon the repayment of principal and interest, if any, and consummation of the Transaction described in Note 1.

On September 13, 2018, the Company entered into an office lease and administrative support agreement (the “2018 Lease Agreement”) with BEP. The 2018 Lease Agreement has a month-to-month term commencing on September 1, 2018. The 2018 Lease Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices such as space, utilities and other administrative services for $5,000 a month. The 2018 Lease Agreement replaces the June 8, 2017 office lease and administrative support agreement between the Company and BEP. Total expense incurred under these agreements amounted to $45,000 and $90,000 for the nine months ended September 30, 2019 and 2018, respectively.

During 2018 the Company's President and CEO performed work for International Rail Partners LLC (“IRP”), an entity controlled by the Company’s Chairman. The Company billed back IRP for compensation and expenses in the amount of $125,090 for the year ended December 31, 2018 of which $39,375 related to compensation and expenses for the nine months ended September 30, 2018.

The Company’s directors have not received cash compensation for their services in 2019 or 2018 but were compensated with stock options. See Note 8 Stock-Based Compensation for further discussion.

As of December 31, 2018 and September 30, 2019, the Company’s board of directors and officers beneficially own 838,060 shares of the Company’s common stock or 32.10% of the outstanding common stock. Included in the 838,060 shares are 475,314 shares owned by Marino Family Holdings LLC which is controlled by our chairman, Gary O. Marino. 79,703 shares are held by the Marino Family Dynasty Trust.

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

The Transaction

We have entered into merger agreements with the sponsor of several limited liability companies, each of which owns a separate shopping center located in the United States. The merger agreements govern our acquisition of the shopping centers and  the proposed capitalization of the combined company.  The Transaction is expected to close in two or more stages.  Assuming we close the Transaction and acquire all of the shopping centers, we will issue common stock to the sponsor and the current investors in the shopping centers who collectively will own approximately 92.6% of our common stock on a fully diluted basis with our current shareholders owning approximately 7.4%.  Closing is subject to a number of conditions including obtaining satisfactory resolution of the proposed accounting treatment, our board of director’s receipt of a fairness opinion, lender and other third-party consents, obtaining $47 million of new financing and other customary closing conditions.  Please see more detailed information about the Transaction contained in our Form 8-K filed on May 28, 2019.

It is currently estimated that the Transaction would be expected to be consummated in the fourth quarter of 2019, but there can be no assurance that there will not be delays. We cannot assure you that we will close the Transaction. If we do not close the Transaction, our board of directors will have to reexamine its plans with regard to acquiring real estate properties. See Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K, filed with the SEC on April 11, 2019.

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

Results from Operations

The following table summarizes our results for the three and nine months ended September 30, 2019 and 2018:

MedAmerica Properties Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30,		Variance		Three months ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%

General & administrative expenses	$272,894	$428,941	$(156,047)	-36.4%	$9,034	$133,399	$(124,365)	-93.2%
Loss from operations	(272,894)	(428,941)	156,047	-36.4%	(9,034)	(133,399)	124,365	-93.2%
Interest expense	(1,313)	(1,024)	(289)	28.2%	(328)	(256)	(72)	28.1%
Net loss	$(274,207)	$(429,965)	$155,758	-36.2%	$(9,362)	$(133,655)	$124,293	-93.0%

Dividends for the benefit of preferred stockholders:
Preferred stock dividends	(3,750)	(3,750)	-	0.0%	(1,250)	(1,250)	-	0.0%
Net loss attributable to common stockholders	$(277,957)	$(433,715)	$155,758	-35.9%	$(10,612)	$(134,905)	$124,293	-92.1%

Basic and diluted average number of common shares outstanding	2,610,568	2,610,568			2,610,568	2,610,568

Net loss per common share basic and diluted	$(0.11)	$(0.17)			$(0.00)	$(0.05)

General and Administrative Expenses

General and administrative expenses include: compensation expense, professional fees, insurance, office and rent expenses and costs related to being a public company.

For the nine months ended September 30, 2019, general and administrative expenses decreased $156,000 compared to the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, the overall decrease in general and administrative expenses is primarily due to:

●	An increase in monthly cash amount received per the merger agreement of $75,000;
●	A decrease in rent of approximately $80,000 paid to a related party;
●	A decrease in private placement expenses of approximately $35,000;
●	A decrease in travel and entertainment of approximately $30,000;
●	A decrease in investors relations of approximately $14,000;
●	A decrease in computer expense of approximately $13,000;
●	A decrease in taxes of approximately $12,000;
●	A decrease in dues and subscriptions of approximately $6,000;
●	A decrease in other expenses of approximately $4,000;
●	A decrease in insurance of approximately $4,000;
●	A decrease in acquisition costs of approximately $3,000;
●	Offset by an increase in professional fees of approximately $90,000 and
●	An increase in officers’ compensation expense of approximately $30,000.

For the three months ended September 30, 2019, general and administrative expenses increased $124,000 compared to the three months ended September 30, 2018.

For the three months ended September 30, 2019, the overall increase in general and administrative expenses is primarily due to:

●	An increase in monthly cash amount received per merger agreement of $75,000;
●	A decrease in private placement expense of approximately $22,000;
●	A decrease in rent of approximately $20,000 paid to a related party;
●	A decrease in travel and entertainment of approximately $8,000;
●	A decrease in dues and subscriptions of approximately $6,000
●	A decrease in insurance of approximately $4,000;
●	A decrease in computer expense of approximately $4,000;
●	A decrease in other expenses of approximately $2,000;
●	A decrease in taxes of approximately $1,000;
●	Offset by an increase officers’ compensation expense of approximately $12,000 and
●	An increased in in professional fees of approximately $6,000.

Interest Expense

Interest expense was $1,313 and $1,024 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense was $328 and $256 for the three months ended September 30, 2019 and 2018, respectively. The increase in interest expense was due to the increase in the rate charged for the insurance loan financing.

Income Tax Expense

Income tax expense was $0 for the three and nine months ended September 30, 2019 and 2018 due to a full valuation allowance being recorded by the Company for any deferred tax assets created as the result of any net operating losses generated by operations.

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

Net Loss Attributable to Common Shareholders

Net loss attributable to common stockholders was ($0.11) and ($0.17) per share for the nine months ended September 30, 2019 and 2018, respectively. The difference of ($0.06) per common share is primarily the result of the monthly cash amount received in accordance with the merger agreement and a decrease in general and administrative expenses.

Net loss attributable to common stockholders was ($0.00) and ($0.05) per share for the three months ended September 30, 2019 and 2018, respectively. The difference of ($0.05) per common share is primarily the result of the monthly cash amount received in accordance with the merger agreement and an decrease in general and administrative expenses.

Financial Condition and Liquidity

Our cash balances at November 8, 2019, September 30, 2019 and December 31, 2018 were $32,470, $32,233 and $139,721, respectively. The following is a summary of our cash flow activity for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(74,304)	$(412,831)
Net cash used in investing activities	$-	$-
Net cash used in financing activities	$(33,184)	$(33,191)

Net cash used in operating activities

For the nine months ended September 30, 2019, net cash used in operating activities was $74,304 as compared to $412,831 for the nine months ended September 30, 2018. The decrease in cash used in operating activities was primarily due a reduction in general and administrative expenses, the monthly cash amount received in accordance with the merger agreement and an increase in accounts payable and accrued expenses.

Net cash used in financing activities

 in

For the nine months ended September 30, 2019, net cash used in financing activities was $33,184 as compared to cash used in financing activities of $33,191 for the nine months ended September 30, 2018. The increase in cash used in financing activities was due to a increase in insurance financing.

Pending the closing of the Transaction, the Company expects to be able to borrow funds from an affiliate of its Chairman in order to meet operating expenses. If the Transaction closes, the Company anticipates that it will have adequate working capital and will not have to resort to related party loans. If the closing does not take place, the Company will be reliant upon BEP unless it can obtain equity or debt financing from third parties.  BEP has committed to funding operations through April 2021in the event the Transaction does not close.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of September 30, 2019.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2019, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MedAmerica Properties Inc.

Date: November 12, 2019	By:	/s/ Joseph C. Bencivenga
Joseph C. Bencivenga President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Patricia K. Sheridan
Patricia K. Sheridan Chief Financial Officer (Principal Financial Officer)