Form 10-K
period 2019-12-31
Broad Street Realty, Inc.
filed 2020-12-22
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-09043

BROAD STREET REALTY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	36-3361229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7250 Woodmont Ave, Suite 350 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 828-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 28, 2019 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,215,305, based on the closing sales price per share of $3.53 as reported on the OTC Markets, Inc.

On December 18, 2020, the registrant had a total of 22,471,479 shares of common stock outstanding.

BROAD STREET REALTY, INC.

FORWARD LOOKING STATEMENTS

We make statements in this Annual Report on Form 10‑K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

•

uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on the Company’s business, employees and tenants;

•	our limited access to capital and our ability to repay, refinance, restructure and/or extend our indebtedness as it becomes due;
•

risks associated with our ability to consummate the pending merger transactions (described further herein), the timing and closing of such transactions and unexpected costs or unexpected liabilities that may arise from the transactions, whether or not consummated;

•	risks related to disruption of management’s attention from its ongoing business operations due to the pending merger transactions;
•	our ability to recognize the benefits of the completed and pending mergers;
•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate acquisitions or investments;
•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;
•	changes in financial markets and interest rates, or to our business or financial condition;
•	the nature and extent of our competition;
•	other factors affecting the retail industry or the real estate industry generally;
•	availability of financing and capital;
•	the performance of our portfolio; and
•

the impact of any financial, accounting, legal or regulatory issues or litigation, including any legal proceedings, regulatory matters or enforcement matters that have been or in the future may be instituted relating to the merger transactions or that may affect us.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and in other filings we make with the SEC from time to time.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•	The ongoing COVID-19 pandemic and measures intended to mitigate its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
•

We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we continue to encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.

•

Substantially all of the properties in our portfolio are located in the greater Mid-Atlantic Region. Adverse economic or regulatory developments in this area could materially and adversely affect our business.

•

We depend upon tenant leases for most of our revenue, and lease terminations and/or tenant defaults, particularly by one of our significant tenants, could materially and adversely affect the income produced by our properties, which could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

•

We may be unable to collect balances due from tenants that file for bankruptcy protection, which could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

•

We have a substantial amount of indebtedness outstanding, which could materially and adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

•	Secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
•

The Basis Loan Agreement (as defined herein) and the Sub-OP Agreement (as defined herein) contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

•	Covenants in our debt agreements could adversely affect our financial condition, results of operations and cash flows and the trading price of our common stock.
•	The Mergers (as defined herein) that have not yet closed are subject to conditions and may not close in a timely manner or at all.
•

Our dependence on smaller businesses to rent our space could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations

•

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

•

Adverse conditions in the general retail environment could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

•	Our common stock has a very limited trading market, which limits your ability to resell shares of our common stock.
•	The trading volume and market price of our common stock may fluctuate significantly, and you may have an illiquid investment.
•	We have not established a minimum dividend, and there can be no assurance that we will be able to pay or maintain cash dividends on our common stock or that dividends will increase over time.
•	Common stock eligible for future sale could have an adverse effect on the market price of our common stock.
•	Messrs. Jacoby and Yockey own a substantial interest in our company on a fully diluted basis and may have the ability to exercise significant influence on our company.
•

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP units in the Operating Partnership, which may impede business decisions that could benefit our stockholders.

PART I

The following description of the business of Broad Street Realty, Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2019 (this “report”). Unless the context indicates otherwise, references to “Broad Street,” “we,” “the Company,” “our” and “us” for periods prior to December 27, 2019 refer to Broad Street Realty, LLC and thereafter refer to the activities of and the assets and liabilities of the business and operations of Broad Street Realty, Inc. together with its consolidated subsidiaries, including Broad Street Operating Partnership, LP (the or our “Operating Partnership”), of which we are the sole member of the sole general partner.

ITEM 1. BUSINESS

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of December 31, 2019, we owned ten properties with an additional seven properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. Although we have paused acquisition and investment activity due to the impact of the COVID-19 pandemic, over the long-term, we intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

As described further below, we succeeded to the business of Broad Street Realty, LLC (“BSR”) and began operations in our current structure on December 27, 2019. BSR was founded by Michael Z. Jacoby, our chairman and chief executive officer, and Thomas M. Yockey, a member of our board of directors. Prior to the Initial Mergers (as defined below), BSR provided third-party management and brokerage services for a portfolio of separately owned retail real estate properties. Our current structure provides for a fully-integrated platform of property ownership combined with BSR’s management and brokerage business, which we believe positions the Company for growth.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2019, we owned 88.4% of the units of limited partnership interest in our Operating Partnership (“OP units”), and we are the sole member of the sole general partner of our Operating Partnership.

History

The Company was originally organized under the laws of the Commonwealth of Massachusetts in 1985, under the name VMS Hotel Investment Trust, for the purpose of investing in mortgage loans. The Company was subsequently reorganized as a Delaware corporation in 1987 and changed its name to B.H.I.T. Inc. In 2010, the Company changed its name from B.H.I.T. Inc. to Banyan Rail Services Inc. From 2009 to 2012, the Company experienced severe losses from an operating subsidiary in the rail services sector. In 2016, after exploring various industries and researching numerous companies, the Company’s board of directors elected to pursue investing in commercial real estate.  In 2017, the Company changed its name to MedAmerica Properties Inc., and had limited operations until the time of the closing of the Initial Mergers. Immediately prior to the completion of the Initial Mergers, the Company filed an amendment to its certificate of incorporation to change its name to Broad Street Realty, Inc.

The Mergers

On May 28, 2019, the Company and certain of its subsidiaries entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements”) with each of BSR, Broad Street Ventures, LLC (“BSV”) and each of BSV Avondale LLC, BSV Colonial Investor LLC, BSV Coral Hills Investors LLC, BSV Crestview Square LLC, BSV Cromwell Parent LLC, BSV Cypress Point Investors LLC, BSV Dekalb LLC, BSV Greenwood

Investors LLC, BSV Highlandtown Investors LLC, BSV Hollinswood LLC, BSV Lamont Investors LLC, BSV Lamonticello Investors LLC, BSV LSP East Investors LLC, BSV Patrick Street Member LLC, BSV Premier Brookhill LLC, BSV Spotswood Investors LLC and BSV West Broad Investors LLC (collectively with BSR and BSV, the “Broad Street Entities”). The Merger Agreements relate to a series of 19 mergers (“Mergers”) whereby BSR, BSV and each Broad Street Entity have or will become subsidiaries of the Company.

On December 27, 2019, the Company completed 11 of the Mergers (the “Initial Mergers”), including the Mergers with BSR and BSV and Mergers with nine other Broad Street Entities. As a result, the Company succeeded to the business operations of BSR and BSV and acquired nine properties that are described further elsewhere in this Annual Report on Form 10-K. See “—Our Portfolio” below. Effective immediately upon the completion of the Initial Mergers and in accordance with the Merger Agreements, four members of the Company’s board of directors resigned and five new members designated by BSR were added to the board of directors. Two existing directors continued as members of the board of directors. Upon completion of the Initial Mergers and in accordance with the Merger Agreements, Mr. Jacoby was appointed as the chairman and chief executive officer of the Company, Alexander Topchy was appointed as the chief financial officer of the Company, and each of the employees of BSR became employees of the Company.

On December 31, 2019, the Company completed one additional Merger whereby it acquired the Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East.

As consideration for the Mergers that have closed as of the date of this report, the Company has issued an aggregate of 19,660,911 shares of common stock and 2,827,904 OP units to investors in the Broad Street Entities for which the Mergers have closed. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.1 million in cash as a portion of the consideration for the Mergers.

As consideration in the Mergers as a result of their interests in the Broad Street Entities for which the Mergers have closed as of the date of this report, (i) Mr. Jacoby received 2,004,146 shares of common stock and 856,805 OP units, (ii) Mr. Yockey received 2,004,146 shares of common stock and 420,523 OP units and (iii) Daniel J.W. Neal, a member of our Board of Directors, received, directly or indirectly, 521,996 shares of common stock. As consideration in the remaining six Mergers as a result of their interests in the remaining Broad Street Entities, (i) Mr. Jacoby will receive an aggregate of approximately 547,513 shares of common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 547,513 shares of common stock and 136,213 OP units and (iii) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 361,127 shares of common stock.

As of the date of this report, there are six Mergers that have not been completed. See “—Our Portfolio—Pending Mergers” below. The Company will issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these six properties and receive management fees.

Impact of COVID-19

For information regarding the impact of COVID-19 on our business and measures we have taken in response, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” and “Risk Factors—Risks Related to Our Business and Properties—The ongoing COVID-19 pandemic and measures intended to mitigate its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.”

Our Portfolio

As of December 31, 2019, we owned 10 retail properties, all of which are located in the Mid-Atlantic region, consisting of 1,012,861 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio.

Property Name	City/State	Year Built/ Renovated(1)	GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Avondale	Washington, D.C.	2010	28,044	86.1%	$547,708	$22.69	4.6%	Dollar Tree
Brookhill	Richmond, VA	2012	163,030	81.7%	1,251,029	9.4	10.5%	Food Lion
Coral Hills	Capitol Heights, MD	2012	85,928	100.0%	1,276,947	14.86	10.8%	Shoppers Food Warehouse
Crestview	Landover Hills, MD	2012	74,694	100.0%	1,412,094	18.91	11.9%	Value Village
Dekalb	East Norriton, PA	2015	178,815	81.5%	1,506,752	10.34	12.6%	Big Lots
Hollinswood	Baltimore, MD	2018	112,698	84.3%	1,454,957	15.31	12.3%	LA Mart
Midtown Colonial	Williamsburg, VA	2018	98,043	70.3%	603,750	8.76	5.1%	Food Lion
Midtown Lamonticello	Williamsburg, VA	2019	63,173	94.9%	1,029,281	17.18	8.7%	Earth Fare(5)
Vista	Frederick, MD	2008	98,885	91.4%	1,547,316	17.11	13.0%	Aldi
West Broad	Richmond, VA	2017	109,551	91.6%	1,243,572	12.39	10.5%	New Grand Mart
Total/Weighted Average			1,012,861		$11,873,406	$13.52	100.0%

(1)	Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)	Percent leased is calculated as (a) GLA under commenced leases as of December 31, 2019, divided by (b) total GLA, expressed as a percentage.
(3)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(4)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.
(5)

On February 3, 2020, Earth Fare filed for bankruptcy and announced that it was closing all of its stores. Earth Fare was purchased out of bankruptcy with plans to reopen several of the shuttered stores, including the one at Midtown Lamonticello. The Company has entered into a new ten-year lease agreement with Earth Fare at an initial base rent of $15.00 per square foot and with a rent commencement date of November 1, 2020. See “—Description of Properties” below.

Tenant Diversification

The following table sets forth information about the 20 largest tenants in our portfolio, based upon annualized base rent, as of December 31, 2019.

Tenant Name	Total Leased GLA	Percentage of Total GLA	Total Annualized Base Rent(1)	Percentage of Total Annualized Base Rent
Food Lion	71,759	7.1%	$476,882	4.0%
Earth Fare(2)	24,016	2.4%	462,308	3.9%
New Grand Mart	39,386	3.9%	405,676	3.4%
Urban Air	34,075	3.4%	381,640	3.2%
Dollar Tree	27,781	2.7%	369,832	3.1%
Planet Fitness	20,123	2.0%	352,153	3.0%
Shoppers Food Warehouse	35,000	3.5%	315,000	2.7%
LA Mart	30,030	3.0%	285,308	2.4%
Value Village	23,400	2.3%	263,250	2.2%
Family Dollar	19,430	1.9%	246,178	2.1%
Crunch Fitness	25,320	2.5%	240,540	2.0%
Crossroads Animal	9,852	1.0%	231,752	2.0%
Aldi	18,000	1.8%	216,000	1.8%
Big Lots	32,788	3.2%	213,122	1.8%
Goodwill	25,460	2.5%	190,950	1.6%
Ace Hardware	17,163	1.7%	175,921	1.5%
Dollar General	12,286	1.2%	148,660	1.3%
Marshalls	21,834	2.2%	142,077	1.2%
Davita Dialysis	6,800	0.7%	141,946	1.2%
YMCA	6,948	0.7%	127,549	1.1%
Total/Weighted Average	501,451	49.7%	$5,386,744	45.5%

(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)

On February 3, 2020, Earth Fare filed for bankruptcy and announced that it was closing all of its stores. Earth Fare was purchased out of bankruptcy with plans to reopen several of the shuttered stores, including the one at Midtown Lamonticello. The Company has entered into a new ten-year lease agreement with Earth Fare at an initial base rent of $15.00 per square foot and with a rent commencement date of November 1, 2020.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our portfolio, based on GLA, as of December 31, 2019.

Square Feet Under Lease	Number of Leases	Leased GLA	Percentage of Leased GLA	Total Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
Less than 1,000	19	12,300	1.4%	$470,044	$38.21	4.0%
1,000 - 2,499	61	96,699	11.0%	2,080,465	21.51	17.5%
2,500 - 9,999	52	256,367	29.2%	4,235,749	16.52	35.7%
10,000 - 39,999	23	512,909	58.4%	5,087,148	9.92	42.8%
Total/Weighted Average	155	878,275	100.0%	$11,873,406	$13.52	100.0%

(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as annualized base rent divided by leased GLA as of December 31, 2019.

Geographic Concentration

The following table sets forth information regarding the geographic concentration of our portfolio as of December 31, 2019.

MSA	MSA Rank(1)	Number of Properties	GLA	Percentage of Total GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent
Washington-Baltimore-Arlington	6	5	400,249	39.5%	92.5%	$6,239,022	$16.85	52.5%
Richmond, VA	44	2	272,581	26.9%	85.7%	2,494,601	10.68	21.0%
Virginia Beach-Norfolk-Newport News	37	2	161,216	15.9%	79.9%	1,633,031	12.67	13.8%
Philadelphia-Camden-Wilmington	8	1	178,815	17.7%	81.5%	1,506,752	10.34	12.7%
Total/Weighted Average		10	1,012,861	100.0%	86.7%	$11,873,406	$13.52	100.0%

(1)	MSA Rank is derived from The U.S. Census Bureau’s Annual Estimate of Resident Population: April 1, 2010 to July 1, 2019.
(2)	Percent leased is calculated as (a) GLA under commenced leases as of December 31, 2019, divided by (b) total GLA, expressed as a percentage.
(3)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(4)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations in our portfolio for leases in place as of December 31, 2019 for the ten calendar years from 2020 to 2029 and thereafter, assuming no exercise of renewal options or early termination rights.

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
MTM	2	8,693	0.9%	$—	$—	—
2020 (3)	21	54,025	5.3%	826,407	15.30	7.0%
2021	16	26,789	2.6%	504,991	18.85	4.3%
2022	17	58,278	5.8%	892,762	15.32	7.5%
2023	22	115,963	11.4%	1,467,155	12.65	12.4%
2024	25	97,851	9.7%	1,740,026	17.78	14.6%
2025	20	171,428	16.8%	2,041,873	11.91	17.1%
2026	5	47,350	4.7%	527,978	11.15	4.4%
2027	7	84,607	8.4%	1,102,694	13.03	9.3%
2028	5	77,219	7.6%	790,964	10.24	6.7%
2029	5	34,205	3.4%	485,667	14.20	4.1%
Thereafter	10	101,867	10.1%	1,492,889	14.66	12.6%
Vacant	31	134,586	13.3%	—	—	—
Total/Weighted Average	186	1,012,861	100.0%	$11,873,406	$13.52	100.0%

(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.
(3)

The Company has renewed or is negotiating the renewal of 12 of the leases with expirations in 2020 which comprise 29,136 square feet of GLA. The remaining leases comprising 24,889 square feet of GLA have vacated.

Description of Properties

Avondale Shops, Washington D.C.

Avondale is a strip retail property located in the northeast region of Washington D.C. at the signalized intersection of Michigan Avenue and Eastern Avenue.  The property has 28,044 square feet of GLA and, as of December 31, 2019, was 86.1% leased to eight tenants and accounted for 4.6% of our total annualized base rent.   The anchor tenant, Dollar Tree, represents approximately 29.3% of Avondale’s total annualized base rent as of December 31, 2019 and its lease expires in May 2027.

Brookhill Azalea Shopping Center, Richmond, Virginia

Brookhill is a retail center located on the border of the City of Richmond and its northern suburbs in close proximity to major transportation corridors Interstate 95, U.S. Route 1 and U.S. Route 301.  The property is located adjacent to major retail demand drivers Walmart and CVS Pharmacy.  The property has 163,030 square feet of GLA and, as of December 31, 2019, was 81.7% leased to 24 tenants and accounted for 10.5% of our total annualized base rent.  The anchor tenant, Food Lion, represented 23.5% of Brookhill’s total annualized base rent as of December 31, 2019 and its lease expires in January 2025.  Other notable national tenants include Dollar General, Aarons Rents and Kentucky Fried Chicken. The property management for Brookhill is performed by a third-party manager that is responsible for the day-to-day aspects of managing Brookhill, including collecting rents, maintaining the property in good working order and providing us with periodic property condition reports and leasing pipeline updates. We are responsible for the back office management of Brookhill, including processing rental payments and accounting functions.

Coral Hills Shopping Center, Capitol Heights, Maryland

Coral Hills is a retail center located in the densely populated Capitol Heights neighborhood, which is blocks from the Washington D.C. metro line and has excellent visibility along Marlboro Pike with large pylons. The property is anchored by Shoppers Food Warehouse and is adjacent to McDonalds and across the street from a CVS Pharmacy.  The property has 85,928 square feet of GLA and, as of December 31, 2019, was 100.0% leased to 16 tenants and accounted for 10.8% of our total annualized base rent. Shoppers Food Warehouse represented 24.7% of Coral Hill’s total annualized base rent as of December 31, 2019 and its lease expires in February 2026. Other notable national tenants include Family Dollar and AutoZone.

Crestview Square, Landover Hills, Maryland

Crestview is located in a densely populated suburban market near the Hyattsville Arts District and University of Maryland College Park campus.  The property is located less than a mile from major regional transportation corridors, including Interstate 295 and U.S. Route 50.  The property has prominent pylon signage at the signalized intersection for Annapolis Road and Cooper Lane and is in close proximity to national retailers Walmart and McDonalds.  The property has 74,694 square feet of GLA and, as of December 31, 2019, was 100% leased to 20 tenants and accounted for 11.9% of our total annualized base rent.  The anchor tenant, Value Village, represented 18.6% of Crestview’s total annualized base rent as of December 31, 2019 and its lease expires in September 2024.

Dekalb Plaza, East Norriton, Pennsylvania

Dekalb is a retail center located in a Philadelphia suburb.  The property is located at a major signalized intersection of Dekalb Pike and West Germantown Pike and is positioned in close proximity to Walmart and T.J. Maxx and across the street from Suburban Community Hospital, part of the national Prime Healthcare system.  The property has 178,815 square feet of GLA and, as of December 31, 2019, was 81.5% leased to 12 tenants and accounted for 12.6% of our total annualized base rent.  The anchor tenant, Big Lots, represented 18.3% of Dekalb’s total annualized base rent as of December 31, 2019 and its lease expires in January 2025.  Other notable tenants include Crunch Fitness, Urban Air trampoline and adventure park, Goodwill and Chick-fil-A.

The following tables set forth certain information with respect to Dekalb Plaza as of December 31, 2019.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
Urban Air	10/31/2028	2 x 5 year Terms	34,075	19.1%	$381,640	$11.20	25.3%
Big Lots	01/31/2025	1 x 5 year Term	32,788	18.3%	213,122	$6.50	14.1%
Goodwill	10/31/2023	3 x 5 year Terms	25,460	14.2%	190,950	$7.50	12.7%
Crunch Fitness	12/31/2025	2 x 5 year Terms	25,320	14.2%	240,540	$9.50	16.0%
(1)

Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2020	—	—	—	$-	$-	—
2021	2	2,712	1.5%	48,116	17.74	3.2%
2022	1	850	0.5%	15,034	17.69	1.0%
2023	2	27,160	15.2%	232,600	8.56	15.4%
2024	2	9,900	5.5%	170,671	17.24	11.3%
2025	2	58,108	32.5%	453,662	7.81	30.2%
2027	2	12,902	7.2%	205,029	15.89	13.6%
2028	1	34,075	19.1%	381,640	11.20	25.3%
2029	—	—	—	—	—	—
Vacant	5	33,108	18.5%	—	—	—
Total/Weighted Average	17	178,815	100.0%	$1,506,752	$10.34	100.0%
(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Occupancy Rate and Base Rent

As of December 31,	Occupancy Rate (1)	Average Annual Rent Per Square Foot (2)
2019	81.50%	$10.34
2018	89.30%	$10.11
2017	74.10%	$10.29
2016	68.60%	$10.24
2015	52.90%	$10.19
(1)	Occupancy rate is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)	Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Hollinswood Shopping Center, Baltimore, Maryland

Hollinswood is a retail center located in suburban Baltimore, Maryland. The property has 112,698 of GLA and, as of December 31, 2019, was 84.3% leased to 22 tenants and accounted for 12.3% of our total annualized base rent. The anchor tenant, LA Mart, represented 19.6% of Hollinswood’s total annualized base rent as of December 31, 2019 and its lease expires in October 2030. Other notable tenants include Dollar Tree, Advance Auto, Dollar General and a Royal Farms convenience and gas center.

The following tables set forth certain information with respect to Hollinswood Shopping Center as of December 31, 2019.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
LA Mart	10/31/2030	2 x 5 year Terms	30,030	26.6%	$285,308	$9.50	19.6%
Dollar General	7/31/2027	2 x 5 year Terms	12,286	10.9%	$148,660	$12.10	10.2%
(1)

Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2020	2	9,762	8.7%	$121,486	12.44	8.3%
2021	4	6,555	5.8%	134,444	20.51	9.2%
2022	3	7,333	6.5%	145,202	19.80	10.0%
2023	1	2,880	2.6%	56,097	19.48	3.9%
2024	2	4,725	4.2%	97,875	20.71	6.7%
2025 (3)	1	-	—	16,800	—	1.2%
2026	2	9,150	8.1%	139,906	15.29	9.6%
2027	1	12,286	10.9%	148,660	12.10	10.2%
2028	1	1,125	1.0%	29,919	26.59	2.1%
Thereafter	5	41,211	36.5%	564,568	13.70	38.8%
Vacant	3	17,671	15.7%	—	—	—
Total/Weighted Average	25	112,698	100.0%	$1,454,957	$15.31	100.0%
(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.
(3)	Represents an expiring lease for an ATM which does not include any GLA of the property.

Occupancy Rate and Base Rent

As of December 31,	Occupancy Rate (1)	Average Annual Rent Per Square Foot (2)
2019	84.3%	$15.31
2018	84.4%	$15.16
2017	85.0%	$14.34
2016	97.2%	$13.17
2015	98.3%	$12.94
(1)	Occupancy rate is calculated as occupied GLA divided by total GLA as of December 31 of each year.

(2)	Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Midtown Colonial, Williamsburg, Virginia

Midtown Colonial is a retail center located in Williamsburg, Virginia.  The property is part of the Midtown Row redevelopment which will create a mixed-use town center in Williamsburg, Virginia. The property is located adjacent to The College of William & Mary, within minutes of the campus center, and is situated at signalized intersections along Monticello Avenue.  The property has 98,043 square feet of GLA and, as of December 31, 2019, was 70.3% leased to five tenants and accounted for 5.1% of our total annualized base rent.  The property is under-occupied at this time as it is currently undergoing re-leasing as the property re-development nears completion.  The anchor tenant, Food Lion, accounted for 30.2% of Midtown Colonial’s total annualized base rent as of December 31, 2019 and its lease expires in November 2028. See “Risk Factors—Risks Related to Our Organizational Structure—Certain of our director, officers and employees have outside business interests that present conflicts of interest with us and may adversely affect our business.”

Midtown Lamonticello, Williamsburg, Virginia

Midtown Lamonticello is a retail center located in Williamsburg, Virginia. The property is located directly across the street from The College of William & Mary, within minutes of the campus center.  It is situated at a signalized intersection along Monticello Avenue that is shared with our Midtown Colonial property.  The property has 63,173 square feet of GLA and, as of December 31, 2019, was 94.9% leased to 11 tenants and accounted for 8.7% of our total annualized base rent.  The anchor tenant, Earth Fare, accounted for 44.9% of Midtown Lamonticello’s total annualized base rent as of December 31, 2019 and its lease was scheduled to expire in June 2038. On February 3, 2020, Earth Fare filed for bankruptcy and announced that it was closing all of its stores. Earth Fare was purchased out of bankruptcy with plans to reopen several of the shuttered stores, including the location at Midtown Lamonticello. We have entered into a new ten-year lease agreement with Earth Fare at an initial base rent of $15.00 per square foot and a rent commencement date of November 1, 2020. Ace Hardware was relocated from the Midtown Colonial location to Midtown Lamonticello and rent commenced in January 2019.

Vista Shops at Golden Mile, Frederick, Maryland

Vista is a retail center located in Frederick, Maryland. The property is accessible from the main retail thoroughfare West Patrick Street, also known as “The Golden Mile,” and in close proximity to Interstate 270.  The property has 98,885 square feet of GLA and, as of December 31, 2019, was 91.4% leased to 21 tenants and accounted for 13.0% of our total annualized base rent.  The anchor tenant, Aldi grocer, has been on site for over 10 years. Aldi accounted for 14.0% of Vista’s total annualized base rent as of December 31, 2019 and its lease expires in December 2023.  Aldi’s lease was originally scheduled to expire in 2018 and the term was extended and the base rental rate was increased by 26%. Other notable tenants include Planet Fitness, Dollar Tree and Care Veterinary Center, owned by Pathway Vet Alliance, which operates over 150 locations.

West Broad Commons, Richmond, Virginia

West Broad is a retail center located in the suburbs of Richmond, Virginia.  The property is located at a signalized intersection along West Broad Street and in close proximity to Costco, McDonalds, Sam’s Club and Guitar Center.  The property has 109,551 square feet of GLA and, as of December 31, 2019, was 91.6% leased to 16 tenants and accounted for 10.5% of our total annualized base rent.  The anchor tenant, New Grand Mart, is a specialty grocer with four locations in the metro Washington D.C. region and two in Richmond, Virginia. New Grand Mart accounted for 32.6% of West Broad’s total annualized base rent as of December 31, 2019 and its lease expires in December 2027.

The following tables set forth certain information with respect to West Broad Commons as of December 31, 2019.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
New Grand Mart	12/31/2027	2 x 5 year Terms	39,386	36.0%	$405,676	$10.30	32.6%
Empire Beauty School	11/30/2025	—	11,000	10.0%	174,570	$15.87	14.0%

(1)

Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2020	4	10,038	9.2%	$115,164	$11.47	9.3%
2021	2	3,700	3.4%	53,847	14.55	4.3%
2022	1	13,000	11.9%	123,500	9.50	9.9%
2023	1	2,720	2.5%	38,974	14.33	3.1%
2024	2	2,800	2.6%	49,204	17.57	4.0%
2025	3	18,711	17.1%	263,378	14.08	21.2%
2027	1	39,386	35.7%	405,676	10.30	32.6%
2029	1	4,000	3.7%	96,000	24.00	7.7%
Thereafter	1	6,000	5.5%	97,829	—	7.9%
Vacant	3	9,196	8.4%	—	—	—
Total/Weighted Average	19	109,551	100.0%	$1,243,572	$12.39	100.0%
(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Occupancy Rate and Base Rent

As of December 31,	Occupancy Rate (1)	Average Annual Rent Per Square Foot (2)
2019	91.6%	$12.39
2018	91.6%	$11.92
2017	93.8%	$11.85
2016	93.4%	$10.17
2015	N/A	N/A
(1)	Occupancy rate is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)	Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Recently Completed Merger

The following table provides certain information as of December 31, 2019 with respect to the property that we acquired subsequent to December 31, 2019. This property fits the Company’s investment criteria with the potential to add value through repositioning and redeveloping the property. As of December 31, 2019, the property was at 60% occupancy. The Company has been in advanced discussions with prospective tenants that represent approximately 30% of the GLA of the property.

Property Name	City/State	Year Built/ Renovated(1)	Year Acquired	GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Lamar Station Plaza East	Lakewood, CO	1984	2018	42,886	60.1%	$343,518	$13.34	100.0%	Family Dollar

(1)	Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)	Percent leased is calculated as (a) GLA under commenced leases as of December 31, 2019, divided by (b) total GLA, expressed as a percentage.
(3)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(4)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Pending Mergers

The following table provides certain information as of December 31, 2019 with respect to the six properties that are under contract to be acquired pursuant to the six Mergers that have not closed as of the date of this report. We will continue to serve as the third-party manager of each of these properties until the applicable Merger closes.

Property Name	City/State	Year Built/ Renovated(1)	Year Acquired	GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Cromwell	Glen Burnie, MD	1988	2015	233,486	87.1%	$1,948,230	$9.58	19.5%	Rose's
Cypress Point	Virginia Beach, VA	2012	2015	118,200	78.4%	994,730	10.74	10.0%	Farm Fresh
Greenwood Village	Greenwood Village, CO	2017	2017	204,494	86.6%	2,746,747	15.50	27.6%	United States Postal Service
Highlandtown	Baltimore, MD	1987	2013	57,513	87.3%	881,681	17.55	8.8%	Hazlo Market
Lamar Station Plaza	Lakewood, CO	2015	2014	197,925	85.0%	1,589,719	9.45	15.9%	Casa Bonita
Spotswood	Harrisonburg, VA	1997	2014	190,650	99.4%	1,819,243	9.60	18.2%	Kroger
Total/Weighted Average				1,002,268		$9,980,350	$11.36	100.0%

(1)	Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)	Percent leased is calculated as (a) GLA under commenced leases as of December 31, 2019, divided by (b) total GLA, expressed as a percentage.
(3)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2019, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(4)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2019.

Investment Criteria

When evaluating potential property acquisitions or development opportunities, we consider, among other things, the following:

Projected Risk and Returns:  We evaluate the projected investment returns in relation to our cost of capital as well as the anticipated risk to achieve these returns, in order to provide our stockholders and OP unit holders with appropriate risk-adjusted rates of return.

Value Creation:  We evaluate the projected value creation at each property through repositioning, refurbishing and redevelopment.  Our goal is to create long-term value and achieve the projected returns we underwrite at each property.

Tenants and Tenant Mix:  We assess the quality of tenants at each location including their sales performance and creditworthiness in order to provide our stockholders and OP unit holders with appropriate risk-adjusted rates of return.  We evaluate each property to ensure a complementary mix of tenants that drive overall sales at each location.

Demographics:  We assess certain demographic information at each property location, including daytime population, households, household incomes, education levels, population and income trends for the market, as well as local economic drivers.

Competition:  We assess the competitive retail environment at each location, including GLA per capita, competition for existing and potential tenants, the number of existing competing properties and the potential for additional competing properties through development or the repositioning or redevelopment of existing properties.

Access and Visibility:  We evaluate each property’s accessibility from main thoroughfares and the potential for new, widened or realigned roadways within the property trade area, which may affect consumer accessibility and shopping patterns.  We generally seek to acquire properties that have signalized ingress and egress, which we believe increases the ability of consumers to safely access our properties.  We also assess the existing signage and the ability to renovate or add new signage to ensure appropriate sight lines for consumers to view the tenants at each of our property locations.

Owned Property Performance:  In markets where we own retail properties, we assess the performance of those properties in order to evaluate the potential performance of to-be-acquired or developed properties.  We seek to acquire or develop properties in our existing markets that are complementary to our existing properties.

Physical Condition:  We assess the physical condition of each property in order to determine the useful remaining life, required capital expenditures and the property cost relative to replacement cost.  We often seek to acquire properties at below replacement cost, which we believe allows us to reposition, refurbish or redevelop a property and command higher rents relative to the market and deliver attractive risk-adjusted returns for our stockholders.

Property Management and Brokerage Business

We manage or co-manage the properties in our portfolio, the six properties that are under contract to be acquired pursuant to the Mergers that have not closed as of the date of this report and three other properties. We also lease all of our owned and managed properties but do utilize third-party leasing companies to augment our staff on a limited basis. Our asset and property management teams directly oversee the properties in our portfolio and our third-party managed properties and seek to increase our operating cash flows through the success of our leasing, property management and asset management functions. Our property management functions include the oversight of all day-to-day operations of our properties as well as the coordination and oversight of tenant improvements and building services. Our internal leasing team identifies prospective tenants, assists in the negotiation of leases, provides statements as to the income and expenses applicable to each such property, monitors monthly lease payments, periodically verifies tenant payment of real estate taxes and insurance coverage and periodically inspects each such property and tenants’ sales records, where applicable. We do not pay property management fees other than for the on-site property management of the Brookhill property.

We receive fees for any third-party property management, brokerage or leasing services. We represent primarily commercial tenants for their office and retail real estate needs, either for lease transactions or purchase and sale transactions.  We will continue to receive property-management fees for the six properties that are under contract to be acquired pursuant to the Mergers that have not closed as of the date of this report. These fees will cease once the Mergers are closed.

We intend to increase cash flows through cost efficient property operations and leasing strategies designed to capture market rental growth from the renewal of below-market leases at higher rates and/or recruitment of new quality tenants. We carefully monitor property expenses and manage how we incur and bill expenses to our tenants. We aggressively seek to renegotiate and extend any existing leases that are below market at market rates. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. We also aggressively pursue new tenants for any vacant space. As necessary, we may use third-party leasing agents in attracting tenants. Our use of third-party brokerage firms is based on their demonstrated track record and knowledge of the sub-markets in which our properties are located.

We define small tenants as those leasing less than 10,000 square feet and we have tailored our management and leasing approach to deal with the unique needs of these smaller tenants.  As of December 31, 2019, of the 155 leases on our owned properties, 132 are leased to small tenants representing 41.6% of our portfolio GLA and 57.2% of our total annualized base rent.   We believe that our ability to act quickly allows us to capture those tenants that are unable or unwilling to wait a substantial period of time for a lease to be approved. We are able to examine the credit of a potential tenant during the lease negotiation process and efficiently finalize the terms of the lease. Smaller tenants generally pay a premium per square foot to occupy smaller spaces. As of December 31, 2019, this base rent premium averaged 92% over what larger tenants in our portfolio pay on a weighted average per square foot basis.

Terms of Leases

We typically lease our properties to tenants on either a triple-net or modified gross basis. Our triple net leases provide that the tenant is generally responsible for reimbursing us for the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space and most other operating expenses. We perform common area maintenance, and the related cost is reimbursed by the tenant. Utilities and other premises-specific costs are typically paid directly by the tenant. Our modified gross leases provide that the tenant pays us a base rent and we are responsible for the payment of all property expenses.  In our modified gross leases, we typically negotiate that a proportional share of increases in expenses such as real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs that exceed a base rate, are reimbursed to us by the tenant. The leases for the properties in our portfolio have remaining lease terms that range from month-to-month to over 10 years, with a weighted average remaining lease term of 6.2 years as of December 31, 2019 based on GLA. Anchor tenant leases are typically for 10 to 20 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect us against significant vacancies and to ensure the presence of strong tenants that draw consumers to our centers. The shorter terms of smaller store leases allow us under appropriate circumstances to adjust rental rates periodically and, where possible, upgrade or adjust the overall tenant mix.

Tenant Underwriting

We use a number of industry credit rating services to determine the creditworthiness of potential tenants and any personal guarantor or corporate guarantor of each potential tenant. In addition, we review tenants’ business plans and financial models and compare those to the reports we receive from the credit rating services. We have established leasing guidelines to use in evaluating prospective tenants and proposed lease terms and conditions. For existing tenants looking to extend with us, we look at their past payment record.

Competition

We believe that the market for retail properties and financially stable tenants has historically been extremely competitive and has become even more competitive as a result of the current retail environment. We compete with a number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly traded and privately held real estate investment trusts and other real estate companies, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do.

In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions, incur costs for tenant improvements and other inducements or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. In light of the current economic conditions, we have had to utilize rent concessions and undertake tenant improvements to a greater extent than we historically have.

We also face competition when pursuing acquisition, development and redevelopment opportunities. Our competitors may be able to pay more for acquisitions, have more funds for development and redevelopment, may have private access to opportunities not available to us and otherwise be in a better position to acquire, develop or redevelop a commercial property. Competition may also have the effect of reducing the number of suitable acquisition, development or redevelopment opportunities available to us, increasing the price required to consummate an acquisition, development or redevelopment opportunity and generally reducing the demand for commercial space in our geographic markets. Similarly, should we decide to dispose of a property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing.

Regulatory Matters

General

The properties in our portfolio are, and any properties we acquire in the future will be, subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate our business.

Environmental Regulations

Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, waste or petroleum products at, on, under, from or in such property. These costs could be substantial, and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred (i.e., the liability may be joint and several). In addition, third parties may sue the current or former owner or operator of a property for damages based on personal injury, natural resources or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to redevelop, sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

Some of our properties may be adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, certain of our properties are currently used, have been used and may be used in the future by others, including former owners or tenants of our properties, for commercial or industrial activities, e.g., gas stations and dry cleaners, that may release petroleum products or other hazardous or toxic substances at our properties or to surrounding properties.

We have previously obtained Phase I Environmental Site Assessments or similar environmental audits from an independent environmental consultant for all the properties in our portfolio and the properties under contract to be acquired. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records, interviews and visual inspection of the property; however, they have a limited scope (e.g., they do not include soil sampling or ground water analysis) and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted. While environmental assessments conducted prior to acquiring our properties have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations, certain properties that we have acquired contain, or contained, uses that could have impacted our properties, including dry-cleaning establishments utilizing solvents or gas stations. Where we believed it was warranted, subsurface investigations or samplings of building materials were undertaken with respect to these and other properties. To date, the costs associated with these investigations and any subsequent remedial measures taken to address any identified impacts have not resulted in material costs. Prior to purchasing property in the future, we plan on conducting Phase I Environmental Site Assessments and other environmental investigations, if warranted.

Our properties and the tenants of our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of waste, underground and aboveground storage tanks, local fire safety requirements and local land use and zoning regulations. For example, some of our tenants handle regulated substances or waste as part of their operations on our properties. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental, health and/or safety laws, including increasing liability for noncompliance or requiring significant unanticipated expenditures. We are not presently aware of any instances of material non-compliance with environmental, health and safety laws at our properties, and we believe that we have all permits and approvals necessary under current law to operate our properties.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain or may have contained asbestos-containing material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment. We are not presently aware of any material liabilities related to building conditions, including any instances of material non-compliance with asbestos requirements or any material liabilities related to asbestos.

In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Americans with Disabilities Act of 1990

Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Insurance

We believe that each of our properties is covered by adequate fire, flood, earthquake, wind (as deemed necessary or as required by our lenders) and property insurance, as well as commercial liability insurance. We also carry terrorism insurance at levels we believe are commercially reasonable. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of coverage and industry practice, and in the opinion of our management, the properties in our portfolio are adequately insured. Furthermore, we believe that our businesses and assets are likewise adequately insured against casualty loss and third-party liabilities. The cost of such insurance is passed through to tenants to the extent possible. We expect to maintain this type of insurance coverage and to obtain similar coverage with respect to any additional properties that we acquire in the future, including the properties in our acquisition portfolio. We will not carry insurance for generally uninsured losses such as loss from riots, war or acts of God.

Employees

We have a company-wide commitment to a set of core principles—Teamwork, Respect, Integrity, Balance, Accountability and Leadership, or TRIBAL. We believe our TRIBAL principles lead to greater employee retention, collaboration and efficiency, which will improve our ability to provide high quality service to our tenants and deliver attractive risk-adjusted returns to our stockholders.

As of the date of this report, we have 44 employees, all of which are full time employees.

Corporate Information

Our principal executive office is located at 7250 Woodmont Avenue, Suite 350, Bethesda, Maryland 20814. The telephone number for our principal executive office is (301) 828-1200. We maintain a website located at broadstreetrealty.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Corporate Secretary at the address set forth above under “—Corporate Information.”

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flows, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business and Properties

The ongoing COVID-19 pandemic and measures intended to mitigate its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders.

All of our properties, as well as our headquarters and other offices, are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us, and the government-imposed measures in response to the COVID-19 pandemic, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to our and our tenants’ businesses. We have observed the impact of COVID-19 manifest in the form of temporary closures or significantly limited operations among our tenants, with the exception of tenants operating in certain “essential” businesses, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. Although our tenants were open and operational at least on a limited basis (e.g., restaurants providing only carryout service) as of the date of this report, many areas are experiencing new closures or restrictions subsequent to re-opening and no assurance can be given that such closures or restrictions will not continue to occur. As of December 18, 2020, we have collected, deferred, and forgiven, respectively, the percentage of contractual revenue (base rent and expense reimbursements) due each month from April 2020 through November 2020 as outlined in the table below.

Month	Percentage of Contractual Revenue Collected	Percentage of Contractual Revenue Deferred	Percentage of Contractual Revenue Forgiven
April	78.7%	5.2%	8.3%
May	80.0%	7.3%	6.7%
June	84.2%	6.9%	4.6%
July	89.8%	3.4%	0.4%
August	92.4%	4.2%	0.4%
September	94.0%	1.3%	0.2%
October	95.5%	0.0%	0.0%
November	93.6%	0.0%	0.0%

Collections and rent deferrals to date may not be indicative of collections or rent deferrals in any future period. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as certain tenants operate on a limited basis and public perception of the risk of COVID-19 persists, which could adversely affect foot traffic to our tenants’ businesses, our tenants’ revenues and thus their ability to meet their rent and other obligations to us. If the impacts of the pandemic continue for an extended period of time, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, lease renewals and new leasing activity are expected to be adversely impacted as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic. These factors also may adversely affect the value of our properties. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic also has caused, and may continue to cause, severe economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets. Prior to the economic fallout from the COVID-19 pandemic, our access to capital was already constrained as a result of our existing debt and the lack of an active trading market for our common stock, and we expect our access to capital will be further constrained if there is a prolonged economic downturn. We may not have access to capital in order to be able to refinance debt as it comes due (including approximately $11.9 million of mortgage debt that matures in 2021), make debt service payments, acquire additional properties or pay dividends to our stockholders. In the event that we default under our existing debt agreements, subject to any applicable cure periods, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

In addition, our management team is focused on mitigating the impacts of the COVID-19 pandemic, which has required, and will continue to require, a large investment of time and resources across our business. Furthermore, as of the date of this Annual Report, substantially all of our employees were working remotely. An extended period of remote work arrangements could continue to strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, our ability to close the remaining six mergers with Broad Street entities, pursuant to the agreements and plans of merger that were entered into on May 28, 2019, has been adversely impacted by the market and other disruptions related to the COVID-19 pandemic, including delays in obtaining consent from the requisite lenders.

The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration, spread and intensity of the pandemic, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods, but we expect the pandemic and the related government measures to have an adverse impact on our financial condition, liquidity, results of operations and cash flows in future periods and the impact could be material.

We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we continue to encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.

We primarily rely upon external sources of capital, including debt and equity financing, to fund our capital needs, including acquisitions, development opportunities and repayment of debt maturities. We have encountered, and may continue to encounter, difficulties obtaining the necessary capital to service and refinance our existing indebtedness, including approximately $11.9 million of mortgage debt that matures in 2021. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock, and. our access to capital is currently constrained by our existing debt and the lack of an active trading market for our common stock. The severe economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets, caused by the COVID-19 pandemic and the adverse impacts on the retail industry have exacerbated the issues we have encountered obtaining financing.

In June 2020, BIG BSP Investments, LLC (the “Preferred Investor”), a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), made additional capital contributions of approximately $2.9 million available to Broad Street BIG First OP LLC, a subsidiary of our Operating Partnership (the “Sub-OP”), in order to service certain of our indebtedness, including indebtedness outstanding under the loan agreement, dated as of December 27, 2019, by and among six of our subsidiaries and a subsidiary of Basis (the “Basis Loan Agreement”). As of December 18, 2020, there was approximately $1.4 million of remaining availability to the Sub-OP under this additional capital contribution and approximately $3.8 million of remaining availability under the Preferred Investor’s initial capital commitment to the Sub-OP. The Preferred Investor has not been willing to fund the $3.8 million of remaining availability under its initial capital commitment as of the date of this report. We can provide no assurances that Basis will continue to work with us in order to be able to meet our liquidity needs to service our indebtedness, and we may not be able to establish relationships with new lenders as a result of Basis’s significant rights under its agreements with us. See “ —The Basis Loan Agreement and the Sub-OP Agreement contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity.”

We may not have access to capital in order to be able to refinance debt as it comes due, make debt service payments, acquire additional properties or pay dividends to our stockholders. In addition, although our common stock is quoted on the OTC, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. If we cannot obtain capital from third-party sources, we may not be able to meet the capital and operating needs of our existing properties, satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist, or make cash distributions to our stockholders.

Substantially all of the properties in our portfolio are located in the greater Mid-Atlantic Region. Adverse economic or regulatory developments in this area could materially and adversely affect our business.

Ten of the 11 properties currently in our portfolio are located in, and all of our annualized base rent as of December 31, 2019 was derived from, the Mid-Atlantic region, including Maryland, Pennsylvania, Virginia and Washington, D.C., and one property is located in the Denver, Colorado area. Of the six pending mergers, four of the properties are in the Mid-Atlantic region and two are in the Denver, Colorado area. As a result of this geographic concentration, our business is dependent on the condition of the economy in these regions generally and the respective markets for retail real estate in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail space resulting from the COVID-19 pandemic and related economic fallout, the regulatory environment, business climate or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

We depend upon tenant leases for most of our revenue, and lease terminations and/or tenant defaults, particularly by one of our significant tenants, could materially and adversely affect the income produced by our properties, which could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

We depend primarily upon tenant leases for our revenue. Our ability to sustain our rental revenue depends on the financial stability of our tenants, any of whom may experience a change in its business at any time. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, and cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Furthermore, certain of our tenants’ operations have been significantly impacted by the COVID-19 pandemic and measures intended to mitigate its spread. See “—The ongoing COVID-19 pandemic and measures intended to mitigate its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.” As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy and abandon the leased property. Any of these actions could result in a significant reduction or total loss of the revenue from the affected leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property.

If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

For example, on February 3, 2020, Earth Fare, the anchor tenant at our Midtown Lamonticello property, filed for bankruptcy and announced that it was closing all of its stores. Earth Fare accounted for 3.9% of the total annualized base rent for our portfolio as of December 31, 2019. We have entered into a new lease for Earth Fare’s prior space and rent payments commenced on November 1, 2020. The new lease provides for $15.00 rent per square foot, compared to $19.25 rent per square foot under the prior Earth Fare lease. We may have other tenants declare for bankruptcy or close operations and terminate leases early as a result of the COVID-19 pandemic and related economic fallout.

The occurrence of any of the situations described above, particularly if it involves one of our anchor tenants, could seriously harm our operating performance and materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

We may be unable to collect balances due from tenants that file for bankruptcy protection, which could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

If a tenant files for bankruptcy, such as the bankruptcy filing by Earth Fare described above, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition, results of operations and cash flows.

We have a substantial amount of indebtedness outstanding, which could materially and adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

As of December 31, 2019, we had an aggregate of $114.8 million of outstanding indebtedness, including $9.7 million of preferred equity in the Sub-OP that is classified as indebtedness on our balance sheet. Since December 31, 2019, we have incurred $6.6 million of additional indebtedness, including in connection with the Merger that closed subsequent to December 31, 2019. In addition, we expect to assume an aggregate of $68.0 million in additional indebtedness in connection with the closings of the six pending Mergers. We may also need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes. If we incur additional debt, the related risks that we now face could intensify. Our substantial indebtedness could have material adverse consequences to us, including:

•	making it more difficult for us to meet our debt service obligations, particularly in light of our reduced cash flows as a result of the COVID-19 pandemic and its impact on our tenants;
•

making it more difficult for us to borrow additional funds as needed, on favorable terms or at all, which could, among other things, adversely affect our ability to meet operational needs and subject us to greater sensitivity to interest rate increases;

•	making us more vulnerable to general adverse economic and industry conditions, including those related to the COVID-19 pandemic;
•	limiting our ability to withstand competitive pressures from competitors that have relatively less debt than we have; and
•	limiting our ability to refinance our indebtedness at maturity or result in refinancing terms that are less favorable than the terms of our original indebtedness; and
•

increasing our risk of defaulting under the terms of our existing indebtedness, in which case the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms or at all.

If any one or more of these events were to occur, our financial condition, results of operations, cash flows and the market value of our common stock could be materially and adversely affected.

Secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Each property in our portfolio is, and the six properties we expect to acquire in the remaining Mergers will be, subject to secured indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For example, we have mortgages on two properties totaling approximately $11.9 million that mature during 2021, and we can provide no assurances that we will be able to refinance the loans on favorable terms or at all. If we are unable to refinance the loans, the lenders each have the right to place their respective loans in default and ultimately foreclose on the property. In addition, we are in default of the debt service coverage ratio under the mortgage loan secured by Lamar Station Plaza East. Although the lender has agreed to forbear enforcement of the event of default subject to our satisfaction of certain conditions on or before January 31, 2021, if we are unable to meet those conditions, the lender has the right to declare an event of default and ultimately foreclose on the property. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. If any of our properties are foreclosed upon due to a default, it could materially and adversely affect our financial condition, results of operations, cash flows and cash available for distribution to our stockholders.

The Basis Loan Agreement and the Sub-OP Agreement contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

Entities controlled by Basis have substantial rights under the Basis Loan Agreement and the Sub-OP Operating Agreement (each as defined under “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity”), in particular, with respect to the properties owned by the Sub-OP, which secure the Basis Term Loan. The following are either prohibited or require the approval of Basis under the Basis Loan Agreement or the Sub-OP Operating Agreement:

•	the sale of properties owned by the Sub-OP (Avondale, Coral Hills, Crestview, Dekalb, Hollinswood, Midtown Colonial, Midtown Lamonticello, Vista and West Broad);
•

any change of control of the Company (as defined in the Basis Loan Agreement), which includes any event in which Mr. Jacoby ceases to be our chairman and chief executive officer and actively involved in our daily activities and a competent and experienced replacement person is not approved by Basis within 90 days of him ceasing to serve in such roles;

•	the incurrence of new indebtedness or modification of existing indebtedness by the Sub-OP;
•	capital expenditures of over $250,000 on properties owned by the Sub-OP;
•	any proposed change to a property directly or indirectly owned by the Sub-OP;
•	direct or indirect acquisitions of new properties by the Sub-OP;
•	the sale or other disposition of any property owned directly or indirectly by the Sub-OP;
•	the issuance of new membership interests in the Sub-OP;
•	the entry into any new material lease or any amendment to an existing material lease; and
•	decisions regarding the dissolution, winding up or liquidation of the Sub-OP.

Under certain circumstances, including in the event that Basis’ preferred interests in the Sub-OP are not redeemed on or prior to the redemption date, Basis may remove the Operating Partnership as the manager of the Sub-OP and as the manager for each of the property owning entities held by the Sub-OP. In addition, the debt service coverage ratio under the Basis Loan Agreement has been below 1.05x for two consecutive calendar quarters, which gives the Basis Lender the right to remove us as the manager of the six properties securing the Basis Term Loan. Although the Basis Lender has not expressed any intention to do so as of the date of this report, if the Basis Lender removed us as the manager of these properties, we would no longer manage the day-to-day operations of those properties.

Moreover, if there is a default by the Company under the MVB Loan (as defined below), by Mr. Jacoby under his guarantee of the MVB Loan or by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the cash accounts of the property-owning entities that collect rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as additional collateral for the Basis Term Loan. The Basis Lender also has the right to sweep those cash accounts because the debt service coverage ratio under the Basis Loan Agreement currently is below 1.10x, although it has not expressed any intention of doing so as of the date of this report. If the Basis Lender exercises its right under the cash sweep provision, then our cash available for operations and other purposes would be significantly limited.

Basis’ rights may significantly impede our ability to operate our business and manage our properties. Furthermore, these rights may prevent us from engaging in transactions, including change of control or financing transactions, that otherwise would be attractive to us. The foregoing could adversely affect our financial condition, results of operations and cash flows, the market value of our common stock and our ability to pay dividends to our common stockholders in the future. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Covenants in our debt agreements could adversely affect our financial condition, results of operations and cash flows and the trading price of our common stock.

In addition to the restrictions provided in the Basis Loan Agreement and the Sub-OP Operating Agreement described above, other documents evidencing indebtedness contain certain financial covenants and affirmative and restrictive covenants, including, among other things, with respect to insurance coverage and our ability to incur additional indebtedness. The MVB Loan Agreement also requires us to maintain (as such terms are defined in the MVB Loan Agreement (i) a debt service coverage ratio of at least 1.00 to 1 beginning June 30, 2021, (ii) an EBITDA to consolidated funded debt ratio of less than 8.0% beginning December 31, 2021 and (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $3.0 million beginning June 30, 2021. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage and Lamar Station Plaza East mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40x, 1.35x, 1.35x and 1.25x, respectively. These limitations may restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flows and the market value of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us. As described above, we are in default of the debt service coverage ratio under the mortgage loan secured by Lamar Station Plaza East. Although the lender has agreed to forbear enforcement of the event of default subject to our satisfaction of certain conditions on or before January 31, 2021, if we are unable to meet those conditions, the lender has the right to declare an event of default and ultimately foreclose on the property.

The Mergers that have not yet closed are subject to conditions and may not close in a timely manner or at all.

The completion of each of the remaining six Mergers is subject to certain conditions, including, among others obtaining the consent from the requisite lenders and refinancing certain indebtedness secured by the properties to be acquired in the remaining Mergers. There can be no assurances that we will be able to meet these conditions or obtain the necessary financing to close the remaining Mergers. Therefore, there can be no assurance with respect to the timing of the closing of the remaining six Mergers or that such Mergers will be completed at all. If we are unable to complete the Mergers, we will own a less diversified portfolio of properties and will have less rental revenue, which could adversely impact our results of operations, financial condition and ability to pay dividends to our stockholders.

There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.

By owning our common stock, you are subject to the risks associated with the ownership of real properties, including risks related to:

•

changes in national, regional and local conditions, which may be negatively impacted by concerns about the current COVID-19 pandemic and related economic fallout, inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence, liquidity concerns and other adverse business concerns;

•	local shelter-in-place orders put in place by state and local governments and reduced consumer spending in response to the COVID-19 pandemic;
•	changes in local conditions, such as an oversupply of, reduction in demand for, or increased competition among, retail properties;
•	changes in interest rates and the availability of financing;
•	the attractiveness of our properties to potential tenants; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Any of these factors could adversely impact our financial performance and the value of our properties.

Our dependence on smaller businesses to rent our space could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

Many of our tenants are smaller businesses that generally do not have the financial strength or resources of larger corporate tenants. Smaller independent businesses generally experience a higher rate of failure than larger businesses. As a result of our dependence on these smaller businesses, we could experience a higher rate of tenant defaults, turnover and bankruptcies, which could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

Our growth will depend in part upon our ability to acquire additional retail properties for our portfolio, and we may be unsuccessful in identifying and consummating attractive acquisitions or taking advantage of other investment opportunities, which would impede our growth and materially and adversely affect our ability to pay dividends to our stockholders.

Although we have paused acquisition and investment activity as a result of the COVID-19 pandemic, other than working to close the remaining six Mergers, our ability to expand through acquisitions is integral to our long-term business strategy and requires that we identify and consummate suitable acquisition or investment opportunities in retail properties for our portfolio that meet our investment criteria and are compatible with our growth strategy. Our ability to acquire retail properties on favorable terms, or at all, may be adversely affected by the following significant factors:

•

competition from other real estate investors, including public and private REITs, private equity investors and institutional investment funds, many of which have greater financial and operational resources and lower costs of capital than we have and may be able to accept more risk than we can prudently manage;

•	competition from other potential acquirers, which could significantly increase the purchase prices for properties we seek to acquire;
•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•

even if we enter into agreements for the acquisition of properties, these agreements are subject to customary closing conditions, including the satisfactory results of our due diligence investigations; and

•

we have limited access to additional capital and may be unable to obtain financing for acquisitions on favorable terms, or at all, as a result of our existing indebtedness, market conditions or other factors. See “—We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we continue to encounter difficulties in obtaining capital, we may not be able or repay maturing obligations or make future investments necessary to grow our business.”

Our failure to identify and consummate attractive acquisitions or take advantage of other investment opportunities without substantial expense, delay or other operational or financial problems, would impede our growth and materially and adversely affect our ability to make distributions to our stockholders.

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and subject us to risks not present in investments that do not involve co-ownership.

Until we have greater access to capital, we intend to make acquisitions through joint ventures, partnerships, co-tenancies or other syndicated or co-ownership arrangements entered into with affiliates or third parties. For example, as described above, Basis has substantial rights under the Sub-OP Operating Agreement. We may also enter into joint ventures to redevelop or develop properties. Such investments may involve risks not otherwise present when acquiring real estate directly, including the following:

•

a co-venturer, co-owner or partner may have certain approval rights over major decisions, which may prevent us from taking actions that are in our best interests but opposed by our co-venturers, co-owners or partners;

•

a co-venturer, co-owner or partner may at any time have economic or business interests or goals, which are, or become, inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•

a co-venturer, co-owner or partner may become insolvent or bankrupt (in which event we and any other remaining partners or members would generally remain liable for the liabilities of the partnership or joint venture);

•	we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•	a co-venturer, co-owner or partner may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives;
•

agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms;

•

disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•

under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached, which might have adverse effects on the joint venture and our relationship with our joint venture partners.

If any of the foregoing were to occur, our financial condition, results of operations and cash available for distribution could be materially and adversely affected.

Failure to succeed in new markets may limit our growth.

In the future, if appropriate opportunities arise and subject to capital availability, we may acquire properties that are outside of our existing markets. Entering into new markets exposes us to a variety of risks, including difficulty evaluating local market conditions and local economies, developing new business relationships in the area, competing with other companies that already have an established presence in the area, hiring and retaining key personnel, evaluating quality tenants in the area and a lack of familiarity with local governmental and permitting procedures. Furthermore, expansion into new markets may divert management time and other resources away from our existing markets. As a result, we may not be successful in expanding into new markets, which could adversely impact our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues or cash flows decline, as they have due to the impact of COVID-19 on our tenants, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced if a property is not fully occupied or other circumstances cause our revenues or cash flows to decrease, which could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

Adverse conditions in the general retail environment could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

We are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional and local economies such as the weakness caused by the ongoing COVID-19 pandemic, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. Furthermore, we can provide no assurances that consumers’ retail habits will return to norms that existed prior to the COVID-19 outbreak. Our tenants may experience difficulties attracting customers to their stores even after the social-distancing measures are lifted.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

We face considerable competition in leasing our properties and may be unable to renew existing leases or re-lease retail space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-lease retail space, which may adversely affect our operating results.

As of December 31, 2019, leases representing approximately 7.0% and 4.3% of our total annualized base rent are scheduled to expire by the end of 2020 and 2021, respectively, assuming no exercise of renewal options or early termination rights. The Company has renewed eleven leases and is negotiating the renewal of one lease which, in total, represent approximately 4.2% of our total annualized base rent as of December 31, 2019. In addition, approximately 13.3% of the square footage at our properties was available for rent as of December 31, 2019. We compete with many other entities engaged in real estate investment and leasing activities, including national, regional and local owners, operators, acquirers and developers. If our competitors offer retail space at rental rates below current market rates or below the rental rates that we currently charge our tenants, we may lose potential tenants. Even if our tenants renew their leases or we are able to re-lease the space, the terms and other costs of renewal or re-leasing, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-lease space in a reasonable time, or if rental rates decline or tenant improvement costs, leasing commissions or other costs increase, our business, financial condition and results of operations, ability to make distributions and ability to satisfy our debt service obligations could be materially and adversely affected.

Certain of the leases at our properties contain, and leases for properties that we may acquire in the future may contain, “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could materially and adversely affect our performance or the value of the affected retail property.

Certain of the leases at our properties contain, and leases for properties that we may acquire in the future may contain, “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (i) the presence of a certain anchor tenant or tenants, (ii) the continued operation of an anchor tenant’s store and (iii) minimum occupancy levels at the retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to reduce its rent. In periods of prolonged economic decline, including as a result of the COVID-19 pandemic, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the affected retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue, tenants’ rights to terminate their leases early, or a reduction of their rent, our revenues and the value of the affected retail property could be materially and adversely affected.

Risks associated with redevelopment and development activities could materially adversely affect us.

We may determine in the future to redevelop or develop certain properties directly rather than acquiring existing operating properties that meet our investment criteria. Large-scale, ground-up redevelopment or development of retail or mixed-use properties presents additional risks for us, including risks that:

•

we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs, such as litigation;
•

we may be unable to complete construction and lease up of a property on our anticipated schedule, resulting in increased construction and financing costs and a decrease in, or a delay in our receipt of, expected rental revenues;

•

occupancy and leasing rates at a property may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development of competing properties;

•	we may be unable to obtain financing on favorable terms, or at all, for the proposed development or redevelopment of a property, which may cause us to delay or abandon an opportunity;
•

we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in pursuing those opportunities;

•

we may incur liabilities to third parties during the development or redevelopment process, for example, in connection with resident lease terminations or managing existing improvements on the site prior to resident lease terminations; and

•	loss of a key member of a project team could adversely affect our ability to deliver development or redevelopment projects on time and within our budget.

In addition, capital improvements on our existing properties may divert cash that may otherwise be available for property acquisitions, dividends to our stockholders or for other purposes. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of redevelopment and development activities once undertaken, any of which could have a material adverse effect on our business, results of operations and financial condition.

The illiquid nature of real estate investments could significantly impede our ability to respond to changing economic, financial and investment conditions, which could adversely affect our cash flows and results of operations.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. Accordingly, we cannot predict whether we will be able to sell any of our properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold, and we cannot assure you that we will have funds available to correct those defects or to make those improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

Increases in interest rates could increase our interest expense and may adversely affect our cash flows, our ability to service our indebtedness and our ability to pay dividends to our stockholders.

As of December 31, 2019, we had approximately $94.6 million in floating-rate indebtedness, and we may enter into debt instruments with variable interest rates in the future. Increases in interest rates on variable rate debt will increase our interest expense, unless we make arrangements to hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, increase the cost of financing or impair our ability to pay dividends to our stockholders. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

We have entered into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt and may enter into other hedging transactions in the future. Our hedging transactions include interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that (i) such arrangements would not be effective in reducing our exposure to interest rate changes, (ii) a court could rule that such agreements are not legally enforceable, (iii) hedging could actually increase our costs and reduce the overall returns on our investments, as interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, (iv) counterparties to such arrangements would not perform, (v) we could incur significant costs associated with the settlement of the agreements, or (vi) the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Our failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

We have incurred, and expect to continue to incur, significant costs as a result of being a public company.

As a public company, we have incurred, and expect to continue to incur, significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements, most of which are not reflected in our financial statements for the year ended December 31, 2019 due to the timing of closing the Mergers as the Mergers were accounted for as a reverse acquisition and the results of operations for the year ended December 31, 2019 reflect the results of operations of BSR prior to the Merger Date and, subsequent to the Merger Date, the results of operations of Broad Street Realty, Inc. and its consolidated subsidiaries. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, although we are currently unable to estimate these costs with any degree of certainty.

Our management team has no prior experience operating a publicly company, and we cannot assure you that the past experience of our senior management team will be sufficient to successfully operate as a public company.

Our board of directors and senior management team have overall responsibility for the management of the Company and, while certain members of our senior management team and directors have extensive experience in real estate marketing, development, management, finance and law, few members of our senior management team and board of directors have prior experience in operating a public company. As a public company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy the company’s periodic SEC reporting. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate a public company.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As described under Item 9A—Controls and Procedures, notwithstanding that we do not qualify for the relief afforded by Instruction 1 to Item 308 of Regulation S-K to newly public companies, our management has not assessed our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act, as of December 31, 2019, the end of our last fiscal year. We were unable to conduct the required assessment due to the closing of the Initial Mergers occurring on December 27, 2019, four days prior to the end of the fiscal year, and the substantial change in operational focus, management and the internal control environment following the closing of the Initial Mergers. For example, in connection with the closing of the Initial Mergers, all of the Company’s then-existing officers resigned and all of BSR’s management team and employees, including its accounting personnel, became the management team and employees of the Company. In addition, the accounting and financial systems of the Company were replaced by those of BSR. Due to the extensive changes to our internal control environment, it was not possible for us to develop, implement, refine, test and assess our internal control environment and produce management’s assessment of internal control over financial reporting as of December 31, 2019 as required by Item 308(a) of Regulation S-K.

Management’s assessment of our internal control over financial reporting as of December 31, 2020 will be included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Notwithstanding that management did not complete this assessment, in connection with the preparation of this Annual Report on Form 10-K and the consolidated financial statements and related disclosures herein, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion and as a result of the Mergers, we did not maintain a sufficient complement of accounting resources with adequate knowledge, experience and training to assess the accounting and financial reporting implications for complex and non-routine transactions, including for the Mergers. See Item 9A “Controls and Procedures—Material Weaknesses.” As a result of these material weaknesses in internal control over financial reporting, we were unable to prepare and file our consolidated financial statements within the timelines prescribed by the SEC and, accordingly, as of December 31, 2019, we did not maintain adequate disclosure controls and internal control over financial reporting necessary to provide for the timely reporting of accurate financial information.

Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate deficiencies identified and test their operation. This process is expected to be both costly and challenging. While we believe that our efforts described under Item 9A “Controls and Procedures—Remediation Plan” will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. The continued existence of material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, any of which could cause the value of our common stock to decline.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.

Because we own real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Uninsured losses relating to real estate and lender requirements to obtain insurance may materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes and other natural disasters, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase. If any one of the events described above were to occur, it could have a material adverse effect on our business, financial condition and results of operations and our ability to pay dividends to our stockholders.

Compliance with the Americans with Disabilities Act of 1990 and fire, safety and other regulations may require us to make unexpected expenditures that adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders.

Under the Americans with Disabilities Act of 1990 (the “ADA”) all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of such properties, with respect to access thereto by disabled persons. We have not conducted a detailed audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other similar legislation, then we would be required to incur additional costs to bring such property into compliance, which could adversely affect our financial condition, results of operations and cash flows. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, which could materially and adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders.

We may not be able to rebuild our properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

We depend on key personnel whose continued service is not guaranteed and each of whom would be difficult to replace.

Our success depends, to a significant extent, on the services of certain key personnel, particularly Michael Jacoby, our chairman and chief executive officer. Among the reasons that Mr. Jacoby is important to our continued success is that he has significant experience in acquiring, financing, owning, leasing, managing, developing and redeveloping commercial real estate properties. Our ability to acquire, manage, develop and redevelop and successfully integrate and operate retail properties, therefore, depends upon the significant relationships that Mr. Jacoby and other members of our senior management team have developed over many years. Although we have entered into employment agreements with Mr. Jacoby and Alexander Topchy, our chief financial officer, we cannot provide any assurance that they will remain employed by us. Our ability to retain our senior management team, or to attract and integrate suitable replacements should any member of the senior management team leave, is dependent upon the competitive nature of the employment market. The loss of services of one or more members of our senior management team, particularly Mr. Jacoby, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our business, financial condition and results of operations. Furthermore, the Basis Loan Agreement prohibits us from engaging in certain change of control transactions. It is deemed a change of control under the Basis Loan Agreement if Mr. Jacoby ceases to be our chairman and chief executive officer and ceases actively involved in our daily activities and operations if Basis does not approve a replacement of Mr. Jacoby within 90 days of him ceasing to serve in such roles. If Mr. Jacoby were to no longer serve in his current roles, we could be declared in default under the Basis Loan Agreement.

Risks Related to Our Common Stock

Our common stock has a very limited trading market, which limits your ability to resell shares of our common stock.

Although our common stock is quoted on the OTC, there is a very limited trading market for our common stock, which limits your ability to resell shares of our common stock. The OTC quotation platform is an inter-dealer market that is less regulated than the major securities markets. There can be no assurances that an active trading market for our common stock will develop or be sustained. Accordingly, there can be no assurance as to the ability of holders of shares of our common stock to sell their shares or the prices at which holders may be able to sell their shares.

In addition, all of the shares of our common stock that were issued in the Mergers were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Those shares may not be offered or sold unless the offer and sale is registered under, or exempt from the registration requirements of, the Securities Act, and we do not intend to register the offer and sale of those shares. Pursuant to Rule 144 under the Securities Act, between six and 12 months after issuance, those shares may be transferred without registration only if we satisfy the current public information requirement of Rule 144, which requires that we have filed all required periodic reports under the Exchange Act during the 12 months preceding such sale. As of the date of this Annual Report on Form 10-K, we have not satisfied the current public information requirement of Rule 144, and we can provide no assurances as to when we will satisfy such requirement. As a result, shares of common stock issued in the Mergers that have been completed to date cannot be transferred pursuant to Rule 144 under the Securities Act until 12 months after the issuance of such shares.

The trading volume and market price of our common stock may fluctuate significantly, and you may have an illiquid investment.

Even if a trading market develops and is sustained for our common stock, the market price of our common stock may be volatile. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. It may be difficult for our stockholders to resell their shares in the amount or at prices or times that they find attractive, or at all. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects.  In particular, the market price of our common stock could be subject to wide fluctuations in response to many factors, including, among others, the following:

•	actual or anticipated variations in our operating results, cash flows, liquidity or financial condition;
•	changes in our earnings estimates;
•	changes in our dividend policy;
•	publication of research reports about us or the real estate industry generally;
•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;
•	changes in market valuations of similar companies;

•

adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance that debt and the terms thereof or our plans to incur additional debt in the future;

•	additions or departures of key management personnel, including our ability to find qualified replacements;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors included in this Annual Report on Form 10-K; and
•	general market and economic conditions, including as a result of the COVID-19 pandemic.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

We have not established a minimum dividend, and there can be no assurance that we will be able to pay or maintain cash dividends on our common stock or that dividends will increase over time.

We have not established a minimum dividend payment level for our common stock and can provide no assurances regarding the payment of dividends in the future. Dividends will be authorized and determined by our board of directors in its sole and absolute discretion from time to time and will depend upon a number of factors, including:

•	cash available for distribution;
•	our results of operations;
•	our financial condition, especially in relation to our anticipated future capital needs of our properties;
•	the level of reserves we establish for future capital expenditures;
•	customary loan covenants in certain of our debt agreements;
•	our operating expenses; and
•	other factors that our board of directors deems relevant.

We bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover dividends to our stockholders at desirable levels or at all.

Common stock eligible for future sale could have an adverse effect on the market price of our common stock.

In connection with the Mergers, we have issued 19,660,911 shares of common stock and 2,827,904 OP units and expect to issue an additional 10,400,779 shares of common stock and 573,529 OP units in the remaining six Mergers. OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance. Pursuant to Rule 144 under the Securities Act, the shares of common stock issued to non-affiliates in the Mergers will become freely transferable by the holders thereof six months after issuance, subject to us meeting the current public information requirement under Rule 144, and, beginning 12 months after issuance, freely transferable without regard to the current public information requirement. In addition, from time to time we may issue additional shares of common stock or OP units in connection with the acquisition of properties, as compensation or otherwise, and we may grant registration rights in connection with such issuances.

We cannot predict the effect, if any, of future issuances and sales of our common stock and OP units, or the availability of shares for future sales, on the market price of the common stock. Issuances and sales of substantial amounts of our common stock, or upon the exchange of OP units, or the perception that such sales could occur, may materially and adversely affect the market price of our common stock.

Future issuances of debt securities or preferred stock, which would rank senior to our common stock upon liquidation, or future issuances of equity securities (including OP units), which would dilute our existing stockholders and may be senior to our common stock for purposes of making distributions, may materially and adversely affect the market price of our common stock and the value of OP units.

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur additional debt in the future, our future interest costs could increase and adversely affect our liquidity and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. If we issue additional preferred stock, it would likely have a preference on dividend payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make dividends to our common stockholders. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

Increases in market interest rates may reduce demand for our common stock and result in a decline in the market price of our common stock.

The market price of our common stock may be influenced by the dividend yield on our common stock (i.e., the amount of our annual dividends, if any, as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher dividend yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.

Risks Related to Our Organizational Structure

Messrs. Jacoby and Yockey own a substantial interest in our company on a fully diluted basis and may have the ability to exercise significant influence on our company.

As of December 18, 2020, Messrs. Jacoby and Yockey together owned approximately 17.8% of the outstanding shares of our common stock and 20.9% of the combined outstanding shares of common stock and OP units (which OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance). Furthermore, if all of the Mergers are completed, they will own 18.3% of the combined outstanding shares of common stock and OP units. In addition, Mr. Neal, a member of our board of directors, owned approximately 2.3% of the outstanding shares of our common stock as of December 18, 2020. Consequently, certain members of our management and our board of directors, whose economic, tax or business interests or goals may be different or inconsistent with ours, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors and the approval of significant corporate transactions, including business combinations, consolidations and mergers.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP units in the Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof (including certain of our executive officers and directors), on the other hand. Our directors and officers have duties to our company under Delaware law in connection with their management of our company. At the same time, our wholly owned subsidiary, Broad Street OP GP, LLC, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its limited partners under Delaware law and the Agreement of Limited Partnership of the Operating Partnership (the “OP Partnership Agreement”) in connection with the management of the Operating Partnership. The general partner’s fiduciary duties and obligations as the general partner of the Operating

Partnership may come into conflict with the duties of our directors and officers the Company. Certain of our officers and directors are limited partners in the Operating Partnership.

Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The OP Partnership Agreement provides that, in the event of a conflict between the interests of the limited partners of the Operating Partnership, on the one hand, and the separate interests of our stockholders, on the other hand, the general partner, in its capacity as the general partner of the Operating Partnership, shall act in the interests of our stockholders and is under no obligation to consider the separate interests of the limited partners of the Operating Partnership in deciding whether to cause the Operating Partnership to take or not to take any actions. The OP Partnership Agreement further provides that any decisions or actions not taken by the general partner in accordance with the OP Partnership Agreement will not violate any duties, including the duty of loyalty that the general partner, in its capacity as the general partner of the Operating Partnership, owes to the Operating Partnership and its partners.

We are a holding company with no direct operations and, as such, we will rely on funds received from the Operating Partnership to pay any distributions to our stockholders, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of the Operating Partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through the Operating Partnership. Apart from interests in the Operating Partnership, we do not have any material assets. As a result, we will rely on cash distributions from the Operating Partnership to pay any distributions our board of directors may declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, claims of our stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our board of directors may change its strategies, policies or procedures without the consent of stockholders, which may subject us to different and more significant risks in the future.

Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors in its sole discretion. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without notice to or a vote of the stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those previously disclosed. Under these circumstances, we may be exposed to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, our board of directors may change our policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows, trading price of our common stock and ability to satisfy our liquidity obligations and to make distributions to stockholders.

Certain provisions in the OP Partnership Agreement may delay or prevent unsolicited acquisitions of us.

Provisions in the OP Partnership Agreement may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change in our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights;
•	a requirement that the general partner may not be removed as the general partner of the Operating Partnership;
•	transfer restrictions on OP units; and

•

our ability, as the sole member of the general partner, in some cases to amend the OP Partnership Agreement to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change in control of us or the Operating Partnership without the consent of the limited partners.

Certain of our directors, officers and employees have outside business interests that present conflicts of interest with us and may adversely affect our business.

Messrs. Jacoby, Yockey, Topchy, Aras Holden, our vice president of asset management and acquisitions, and Jeffrey H. Foster, a member of our board of directors, collectively own a 20.9% interest in an entity that is redeveloping a property that formerly was a part of our Midtown Colonial property into a mixed use facility with retail on the ground floor and multi-family above. When the redevelopment is complete, we will manage the retail portion of the property. However, we will have no ownership interest in the property. As a result of their ownership interest in this entity, Messrs. Jacoby, Yockey, Topchy, Holden and Foster will have conflicts of interest. The retail portion of the property owned in part by Messrs. Jacoby, Yockey, Topchy, Holden and Foster may compete with properties we own, including the portion of Midtown Colonial that we own. Furthermore, our directors and officers may invest in other properties in the future that compete with properties owned by us.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event that we take certain actions which are not in our stockholders’ best interests.

Our charter and bylaws obligate us to indemnify each present and former director or officer, and the OP Partnership Agreement requires us to indemnify the general partner of the Operating Partnership, to the maximum extent permitted by Delaware law, in the defense of any proceeding to which he, she or it is made, or threatened to be made, a party by reason of his, her or its service to us or the Operating Partnership. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We have also entered into indemnification agreements with our executive officers and directors granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers, than might otherwise exist absent the current provisions in our charter, bylaws and indemnification agreements or that might exist for other public companies.

Delaware law could make a merger or tender offer difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder (generally a stockholder, who together with affiliates and associates, owns 15% or more of our voting rights) for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders.

Our bylaws contain provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our bylaws contain provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management and may prevent a change in control of us that is in the best interests of our stockholders. Our bylaws provide that a director may only be removed for cause upon the affirmative vote of holders of a majority of all the shares then outstanding. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control that is in the best interests of our stockholders.

Termination of the employment agreements with our executive officers could be costly and prevent a change in control.

The employment agreements that we entered into with Messrs. Jacoby and Topchy provide that, if their employment with us terminates under certain circumstances (including upon a change in our control), we may be required to pay them significant amounts of severance compensation, including accelerated vesting of equity awards, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control that might involve a premium paid for our common stock or otherwise be in the best interests of our stockholders.

We may pursue less vigorous enforcement of terms of certain agreements with members of our senior management and our affiliates because of our dependence on them and conflicts of interest.

Messrs. Jacoby and Yockey entered into a representation, warranty and indemnification agreement with the Company and the Operating Partnership, pursuant to which they have agreed to indemnify the Company and the Operating Partnership for certain breaches of the representations and warranties of BSR, BSV and the Broad Street Entities contained in the Merger Agreements for a period of one year following the closing of the Mergers. We may choose not to enforce, or to enforce less vigorously, our rights under this agreement because of our desire to maintain ongoing relationships with Messrs. Jacoby and Yockey, which could have a negative impact on stockholders.

Furthermore, Messrs. Jacoby, Yockey, Topchy and Neal have ownership interests in the Broad Street Entities that are party to the Mergers that have not closed. As a result, there is are inherent conflicts of interest in the remaining Mergers. As a result of these relationships, we may choose not to enforce, or to enforce less vigorously, our rights under the Merger Agreements for the remaining Mergers. Furthermore, our decision about whether or not to continue to pursue the closings of these Mergers could be impacted by these relationships.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with the Mergers in which OP units were or will be issued as consideration, our Operating Partnership has or will enter into tax protection agreements that provide that if we dispose of any interest in the contributed properties in a taxable transaction prior to the seventh anniversary of the completion of such Mergers, subject to certain exceptions, we will indemnify the investors for their tax liabilities attributable to the built-in gain that exists with respect to such property interests as of the time of such Mergers and the tax liabilities incurred as a result of such tax protection payment. In addition, we may enter into similar tax protection agreements in the future if we issue OP units in connection with the acquisition of properties. Therefore, although it may be in our best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreements, our Operating Partnership is obligated to provide certain OP unit holders the opportunity to guarantee debt or enter into deficit restoration obligations, including upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the seventh anniversary of the completion of such Mergers. If we fail to make such opportunities available, we will be required to deliver to each such OP unit holder a cash payment intended to approximate the investor's tax liability resulting from our failure to make such opportunities available to that OP unit holder and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist the investors in deferring the recognition of taxable gain as a result of and after such Mergers, and we may agree to similar provisions in the future if we issue OP units in connection with the acquisition of additional properties. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The information set forth under “Our Portfolio” in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC under the symbol “BRST.” On December 2, 2020, the closing sales price for our common stock on the OTC was $1.00 per share, and there were 522 holders of record. Such information was obtained through our registrar and transfer agent. The quotations on the OTC are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Dividends

We do not have a history of making paying cash dividends to holders of our common stock. In the future, we intend to make regular quarterly distributions to the holders of our common stock. However, we can provide no assurances as to the timing of dividends or as to the amount of dividends. Our ability to make distributions will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations to us and unanticipated expenditures. For more information regarding factors that could materially and adversely affect our actual results of operations and ability to make distributions to our stockholders, see Item 1.A “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and the capital requirements of our company. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distributions. However, we currently have no intention to make distributions using shares of our common stock.

Furthermore, we anticipate that, at least initially, any distributions that we make will exceed our then current and then accumulated earnings and profits for the relevant taxable year, as determined for U.S. federal income tax purposes, due to non-cash expenses, primarily depreciation and amortization charges that we expect to incur. Therefore, all or a portion of these distributions may represent a return of capital for U.S. federal income tax purposes. The extent to which our distributions exceed our current and accumulated earnings and profits may vary substantially from year to year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder’s adjusted tax basis in the holder’s shares, and to the extent that it exceeds the holder’s adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares. As a result, the gain (or loss) recognized on the sale of that common stock or upon our liquidation will be decreased (or increased) accordingly.

Unregistered Sales of Equity Securities

On December 27, 2019, in connection with the closing of the Initial Mergers, the Company issued an aggregate of 16,006,149 shares of common stock, and the Operating Partnership issued an aggregate of 2,827,904 OP units to the investors in the Initial Broad Street Entities. The shares of common stock and OP units were issued upon the closing of the Initial Mergers pursuant to exemptions from registration under Section 4(a)(2) of the

Securities Act, and/or Rule 506 of Regulation D thereunder. Issuances of common stock and OP Units were only to persons who qualify as “accredited investors” as defined under the Securities Act.

On December 31, 2019, in connection with the closing of the Merger whereby the Company acquired the Brookhill Azalea Shopping Center (the “Brookhill Merger”), the Company issued an aggregate of 2,770,619 shares of its common stock to the prior investors in the Broad Street Entity that owned the Brookhill Azalea Shopping Center. The shares of common stock were issued upon the closing of the Brookhill Merger pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D thereunder. Issuances of common stock were only to persons who qualify as “accredited investors” as defined under the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the audited consolidated financial statements and the notes thereto included in this Annual Report on Form 10‑K. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of December 31, 2019, we owned ten properties with an additional seven properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. Although we have paused acquisition and investment activity due to the impact of the COVID-19 pandemic, over the long-term, we intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2019, we owned 88.4% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

We began operating in our current structure on December 27, 2019 upon the completion of the Initial Mergers. As described further below, the financial statements presented herein for all periods prior to December 27, 2019 are those of BSR. References in this section to “the Company,” “we,” “our” and “us” for periods prior to December 27, 2019 refer to BSR and thereafter to Broad Street Realty, Inc., together with its consolidated subsidiaries.

Prior the Initial Mergers, BSR was a real estate management and brokerage company, which was 50% owned by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and 50% owned by Thomas M. Yockey, one of the Company’s directors. BSR provided property management services for the substantial majority of the properties in the Company’s current portfolio and the additional properties to be acquired by the Company upon the completion of the additional Mergers. BSR also provided real estate brokerage services for the properties acquired or to be acquired by the Company as well as for third party clients. BSR owned no real property, so all of its revenues were derived from its property management and brokerage businesses. The properties acquired by the Company in the Initial Mergers and to be acquired in the additional Mergers were or are owned by the Broad Street Entities.

Mergers with MedAmerica Properties Inc.

On December 27, 2019 (the “Merger Date”), subsidiaries of MedAmerica Properties Inc. completed the 11 Initial Mergers, including the Mergers with BSR and BSV and Mergers with nine other Broad Street Entities. Upon completion of the Initial Mergers and in accordance with the Merger Agreements, Mr. Jacoby was appointed as the chairman and chief executive officer of the Company, Alexander Topchy was appointed as the chief financial officer of the Company, and each of the employees of BSR became employees of the Company. In addition, upon completion of the Initial Mergers, MedAmerica’s name was changed to “Broad Street Realty, Inc.”

On December 31, 2019, the Company completed one additional Merger whereby it acquired the Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East. As consideration for the Mergers that have closed as of the date of this report, the Company has issued an aggregate of 19,660,911 shares of common stock and 2,827,904 OP units to investors in the Broad Street Entities party to the Mergers that have closed to date. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.1 million in cash as a portion of the consideration for the Initial Mergers.

The Merger between BSR and a wholly owned subsidiary of MedAmerica was accounted for as a reverse acquisition and recapitalization, with BSR being treated as the accounting acquirer. As a result, the consolidated financial statements included in this Annual Report on Form 10-K reflect the financial condition, the results of operations and cash flows of BSR prior to the Merger Date. Subsequent to the Merger Date, the information relates to Broad Street Realty, Inc. and its consolidated subsidiaries. Accordingly, the historical financial information included in this Annual Report will not be indicative of our future results. BSR derived substantially all of its revenue from third-party management and brokerage fees, and, as described further below and elsewhere in this Annual Report, we will derive the substantial majority of our revenue from rental payments on our owned properties. In addition, we have substantially more indebtedness than BSR did prior to the completion of the Initial Mergers.

As of the date of this report, there are six Mergers that have not been completed. The Company will issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these six properties and receive management fees.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. Due to the timing of the COVID-19 pandemic and these related government measures, they did not have an impact on our financial condition, results of operations or cash flows for the year ended December 31, 2019. The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration, spread and intensity of the pandemic, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods, but we expect the pandemic and the related government measures to have an adverse impact on our financial condition, liquidity, results of operations and cash flows during the remainder of 2020 and the impact could be material.

All of our properties, as well as our headquarters and other offices, are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us, and the government-imposed measures, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to our and our tenants’ businesses. We have observed the impact of COVID-19 manifest in the form of temporary closures or significantly limited operations among our tenants, with the exception of tenants operating in certain “essential” businesses, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief.

As of December 18, 2020:

•

we have collected, deferred and forgiven, respectively, the percentage of contractual revenue (base rent and expense reimbursements) due each month from April 2020 through November 2020 as outlined in the table below:

Month	Percentage of Contractual Revenue Collected	Percentage of Contractual Revenue Deferred	Percentage of Contractual Revenue Forgiven
April	78.7%	5.2%	8.3%
May	80.0%	7.3%	6.7%
June	84.2%	6.9%	4.6%
July	89.8%	3.4%	0.4%
August	92.4%	4.2%	0.4%
September	94.0%	1.3%	0.2%
October	95.5%	0.0%	0.0%
November	93.6%	0.0%	0.0%

•

we have entered into lease modifications that deferred approximately $0.3 million of contractual revenue and waived approximately $0.3 million of contractual revenue. To date, the weighted average payback period of deferred rent is approximately seven months;

•	approximately 45.2% of our tenants (based on GLA) were designated as “essential” businesses under applicable state guidelines;
•	all of our tenants were open and operational at least on a limited basis (e.g., restaurants providing only carryout service). None of our tenants were completely closed as a result of COVID-19;
•

we estimate a reduction of management fee income to be minimal for the year ending December 31, 2020 since these fees are only charged on the six properties related to the pending Mergers and three additional properties. Additionally, we will recover a portion of these fees, which are typically based on cash collections, as we collect deferred rents on behalf of the managed properties in the future; and

•

our commission revenue, which comprised approximately $4.5 million of our total revenues for the year ended December 31, 2019, has been impacted by COVID-19 mostly as a result of delays in leasing transactions. We believe this revenue will return as uncertainty recedes and our clients adjust and solidify their decision process. We have experienced an increase in establishing new relationships with potential clients as well as an increase in the amount of consultations with our existing clients.

Collections and rent deferrals to date may not be indicative of collections or rent deferrals in any future period. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as certain businesses operate on a limited basis and public perception of the risk of COVID-19 persists, which could adversely affect foot traffic to our tenants’ businesses, our tenants’ revenues and thus their ability to meet their rent and other obligations to us. If the impacts of the pandemic continue for an extended period of time, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, lease renewals and new leasing activity are expected to be adversely impacted as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic. These factors also may adversely affect the value of our properties. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, as of the date of this Annual Report, substantially all of our employees were working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Furthermore, our ability to close the remaining six Mergers has been adversely impacted by the market and other disruptions related to the COVID-19 pandemic, including delays in obtaining consent from the requisite lenders.

We have taken a number of proactive measures to maintain the strength of our business and manage the impacts of the COVID-19 pandemic on our operations and liquidity, including the following:

•

we have dedicated significant resources to monitoring detailed portfolio performance on a real-time basis, including rent collections and requests for rent relief, as well as negotiating rent deferments and other relief with certain of our tenants on case-by-case basis;

•

we have maintained ongoing communication with our tenants and assisted them in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including the Paycheck Protection Program, other provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and subsequent legislation;

•

we received an unsecured loan of approximately $0.8 million pursuant to the Paycheck Protection Program (see “—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—Paycheck Protection Program Loan”);

•

we negotiated loan payment deferrals and loan covenant deferrals. The lenders for our mortgage loans secured by the Brookhill, Hollinswood and Vista properties agreed to defer payments of principal and interest for three months, and the lender for our mortgage loan secured by the Avondale property agreed to require interest-only payments for four months; the lender for our MVB Loan Agreement (as defined below) agreed to require interest-only payments for three months and deferred covenant tests until June 30, 2021 or December 31, 2021, as applicable. Subsequent to the initial payment deferral, our lender for the mortgage loan secured by Hollinswood and Vista has agreed to defer payments of principal and interest for another three months. The deferred amount for the Hollinswood mortgage is due in six equal monthly installments beginning November 2020. The deferred amounts for all of the other loans will be due at loan maturity (see “—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—Other Mortgage Indebtedness”);

•

we obtained additional capital from one of our lenders and investors. Under our operating agreement (the “Sub-OP Operating Agreement”) for Broad Street BIG First OP LLC (the “Sub-OP”), BIG BSP Investments, LLC (the “Preferred Investor”), a subsidiary of a real estate fund managed by Basis, made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Bridge Loan and certain other property level indebtedness. As of December 18, 2020 there was approximately $1.4 million of remaining availability to the Company from these funds. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Liquidity and Capital Resources— Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement.”; and

•	we have paused acquisition and investment activity other than working to close the remaining six Mergers.

We will continue to actively monitor the implications of the COVID-19 pandemic on our and our tenants’ businesses and may take further actions to alter our business practices if we determine that such changes are in the best interests of our employees, tenants and stockholders, or as required by federal, state or local authorities.

How We Derive Our Revenue

Historically, BSR derived the majority of its revenue from third-party management and brokerage fees. As a result of the Mergers, we have acquired BSR, BSV and 10 of the properties that were managed on a third-party basis by BSR prior to those Mergers. As a result, going forward, we will derive a substantial majority of our revenue from rents received from our tenants at each of our properties since we will own a majority of the properties that were previously managed on a third-party basis by BSR. Our leases are generally triple net, pursuant to which the tenant is responsible for property expenses, including real estate taxes, insurance and maintenance, or modified gross, pursuant to which the tenant generally reimburses us for its proportional share of expenses. As of December 31, 2019, our portfolio (i) had annualized base rent of $11.9 million, (ii) had an annualized base rent per square foot of $13.52, (iii) was 86.7% leased to a diversified group of tenants and (iv) had no tenant accounting for more than 4.0% of the total annualized base rent. We continue to operate a third-party property management and brokerage business unit.  Our brokerage business primarily consists of representations of commercial tenants for their office and retail real estate needs, either for lease transactions or purchase and sale transactions.  Until we close the remaining six Mergers, we will receive property management fees for the management of those properties.

Factors that May Impact Future Results of Operations

Rental Income

Growth in rental income will depend on our ability to acquire additional properties that meet our investment criteria and on filling vacancies and increasing rents on the properties in our portfolio. The amount of rental income generated by the properties in our portfolio depends on our ability to renew expiring leases or re-lease space upon the scheduled or unscheduled termination of leases, lease currently available space and maintain or increase rental rates at our properties. In addition to the factors regarding the COVID-19 pandemic described above, our rental income in future periods could be adversely affected by local, regional or national economic conditions, an oversupply of or a reduction in demand for retail space, changes in market rental rates, our ability to provide adequate services and maintenance at our properties, and fluctuations in interest rates. In addition, economic downturns affecting our markets or downturns in our tenants’ businesses that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments to us, including as a result of the COVID-19 pandemic, could adversely affect our ability to maintain or increase rent and occupancy.

On February 3, 2020, Earth Fare, the anchor tenant at our Midtown Lamonticello property, filed for bankruptcy and announced that it is closing all of its stores. Earth Fare was purchased out of bankruptcy with plans to reopen several of the shuttered stores, including the one at Midtown Lamonticello. The Company has entered into a new ten-year lease agreement with Earth Fare at an initial base rent of $15.00 per square foot and with a rent commencement date of November 1, 2020.

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of December 31, 2019, approximately 41.6% of our portfolio (based on leased GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of December 31, 2019, approximately 13.3% of our GLA was vacant and approximately 6.2% of our leases (based on total GLA) were month-to-month or scheduled to expire on or before December 31, 2020. See “Item 1 Business—Our Portfolio—Lease Expirations.” Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic and related government measures described above. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

Acquisitions

Due to the impact of the COVID-19 pandemic, we have paused acquisition and investment activity other than working to close the remaining six Mergers. Over the long-term, however, we intend to grow our portfolio through the acquisition of additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. We have established relationships with a wide variety of market participants, including tenants, leasing agents, investment sales brokers, property owners and lenders, in our target markets and beyond and, over the long-term, we believe that we will have opportunities to acquire properties that meet our investment criteria at attractive prices. Once we recommence acquisition activity as the impact of COVID-19 decreases, until we have greater access to capital, we likely will structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

General and Administrative Expenses

General and administrative expenses include employee compensation costs, professional fees, consulting and other general administrative expenses.  Our general and administrative expenses will increase substantially compared to the year ended December 31, 2019 as a result of the completion of the Initial Mergers.  Additionally, we expect an increase in general and administrative expenses in the future related to stock issuances to employees. We expect that our general and administrative expenses will rise in some measure as our portfolio grows but that such expenses as a percentage of our revenue will decrease over time due to efficiencies and economies of scale.

Capital Expenditures

We incur capital expenditures at our properties that vary in amount and frequency based on each property’s specific needs.  We expect our capital expenditures will be for recurring maintenance to ensure our properties are in good working condition, including parking and roof repairs, façade maintenance and general upkeep.  We also will incur capital expenditures related to repositioning and refurbishing properties where we have identified opportunities to improve our properties to increase occupancy, and we may incur capital expenditures related to redevelopment or development consistent with our business and growth strategies although we expect redevelopment and development activities to be limited in the near-term due to the impact of the COVID-19 pandemic.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers accounting estimates or assumptions critical in either of the following cases:

•	the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change; and
•	the effect of the estimates and assumptions is material to the financial statements.

Management believes the current assumptions used to make estimates in the preparation of the consolidated financial statements are appropriate and not likely to change in the future. However, actual experience could differ from the assumptions used to make estimates, resulting in changes that could have a material adverse effect on our consolidated results of operations, financial position and/or liquidity. These estimates will be made and evaluated on an ongoing basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. Management has discussed the determination and disclosures of these critical accounting policies with the audit committee of the board of directors.

The following presents information about our critical accounting policies including the material assumptions used to develop significant estimates. Certain of these critical accounting policies contain discussion of judgments and estimates that have not yet been required by management but that it believes may be reasonably required of it to make in the future. See Note 2 “Accounting Policies and Related Matters” to the consolidated financial statements for additional information on significant accounting policies and the effect of recent accounting pronouncements.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiaries, and all material intercompany transactions and balances are eliminated in consolidation. We consolidate entities in which we own less than 100% of the equity interest but have a controlling interest through voting rights or other means. For these entities, we record a noncontrolling interest representing the equity held by other parties.

From inception, we continually evaluate all of our transactions and investments to determine if they represent variable interests subject to the variable interest entity (“VIE”) consolidation model and then determine which business enterprise is the primary beneficiary of its operations. We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. This evaluation is based on our ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

For investments not subject to the variable interest entity consolidation model, we will evaluate the type of rights held by the limited partner(s) or other member(s), which may preclude consolidation in circumstances in which the sole general partner or managing member would otherwise consolidate the limited partnership. The assessment of limited partners’ or members’ rights and their impact on the presumption of control over a limited partnership or limited liability corporation by the sole general partner or managing member should be made when an investor becomes the sole general partner or managing member and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners or members, (ii) the sole general partner or member increases or decreases its ownership in the limited partnership or corporation or (iii) there is an increase or decrease in the number of outstanding limited partnership or membership interests.

Our ability to assess correctly our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. Subsequent evaluations of the primary beneficiary of a VIE may require the use of different assumptions that could lead to identification of a different primary beneficiary, resulting in a different consolidation conclusion than what was determined at inception of the arrangement.

Revenue Recognition

Leases of Real Estate Properties: At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification.  Currently, all of our lease arrangements are classified as operating leases.  Rental revenue for operating leases is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. If we determine that substantially all future lease payments are not probable of collection, we will account for these leases on a cash basis.  If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us.  When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed.  When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment.  If our assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of revenue recognized would be impacted.

A majority of our leases require tenants to make estimated payments to the Company to cover their proportional share of operating expenses, including, but not limited to, real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses. We collect these estimated expenses and are reimbursed by tenants for any actual expense in excess of estimates or reimburses tenants if collected estimates exceed actual operating results. The reimbursements are recorded in rental income, and the expenses are recorded in property-related expenses, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the credit risk.

We assess the probability of collecting substantially all payments under our leases based on several factors, including, among other things, payment history of the lessee, the financial strength of the lessee and any guarantors, historical operations and operating trends and current and future economic conditions and expectations of performance.  If our evaluation of these factors indicates it is probable that we will be unable to collect substantially all rents, we recognize a charge to rental income and limit our rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected.  If we change our conclusion regarding the probability of collecting rent payments required by a lessee, we may recognize an adjustment to rental income in the period we make a change to our prior conclusion.

Leasing Commissions: We earn leasing commissions as a result of providing strategic advice and connecting tenants to property owners in the leasing of retail space. We record commission revenue on real estate leases at the point in time when the performance obligation is satisfied, which is generally upon lease execution. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof).

Property and Asset Management Fees: We provide real estate management services for owners of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon a percentage of property-level cash receipts or some other variable metric.

When accounting for reimbursements of third-party expenses incurred on a client’s behalf, we determine whether we are acting as a principal or an agent in the arrangement. When we are acting as a principal, our revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When we are acting as an agent, our fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses.

Engineering Services: We provide engineering services to property owners on an as needed basis at the properties where we are the property or asset manager. We receive consideration at agreed upon fixed rates for the time incurred plus a reimbursement for costs incurred and revenue is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. We account for performance obligations using the right to invoice practical expedient. We apply the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contract. Under this practical expedient, we recognize revenue in an amount that corresponds directly with the value to the customer of performance completed to date and for which there is a right to invoice the customer.

Real Estate Investments

We evaluate each purchase transaction to determine whether the acquired assets and liabilities assumed meet the definition of a business and make estimates as part of our allocation of the purchase prices. For acquisitions accounted for as asset acquisitions, the purchase price, including transaction costs, is allocated to the various components of the acquisition based upon the relative fair value of each component. For acquisitions accounted for as business combinations, the purchase price is allocated at fair value of each component and transaction costs are expensed as incurred.

In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the assets acquired. The most significant components of our allocations are typically the allocation of fair value to land and buildings and in-place leases and other intangible assets. The estimates of the fair value of buildings will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired.

For any value assigned to in-place leases and other intangibles, including the assessment as to the existence of any above-or below-market in-place leases, management makes its best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. The values of any identified above-or below-market in-place leases are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or for below-market in-place leases including any bargain renewal option terms. Above-market lease values are recorded as a reduction of rental income over the lease term while below-market lease values are recorded as an increase to rental income over the lease term. The recorded values of in-place lease intangibles are recognized in amortization expense over the initial term of the respective leases.

Transaction costs related to asset acquisitions are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed business combinations are expensed as incurred.

Asset Impairment

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

Income Taxes

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.
Recently Issued Accounting Standards

See Note 2 “Accounting Policies and Related Matters” in the notes to the consolidated financial statements for information concerning recently issued accounting standards.

Results of Operations

The results of operations for the year ended December 31, 2018 reflect the results of operations of BSR. The results of operations for the year ended December 31, 2019 reflect the results of operations of BSR prior to the Merger Date and, subsequent to the Merger Date, the results of operations of Broad Street Realty, Inc. and its consolidated subsidiaries. As a result, the results of operations for the years ended December 31, 2019 and 2018 are not indicative of our results of operations in future periods. In addition, as described above, our results of operations in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018 (dollars in thousands)

	For the year ended December 31,		Change
	2019	2018	$	%
Revenues
Commissions	$4,466	$3,476	$990	28%
Management and other fees	2,534	2,459	75	3%
Rental income	242	-	242	N/A
Total revenues	7,242	5,935	1,307	22%
Expenses
Cost of services	2,697	2,167	530	24%
Depreciation and amortization	146	29	117	403%
Property operating	1	-	1	N/A
Bad debt expense	369	629	(260)	(41%)
General and administrative	5,637	4,823	814	17%
Total operating expenses	8,850	7,648	1,202	16%
Operating loss	(1,608)	(1,713)	105	(6%)

Other income (expense)
Interest and other income	33	38	(5)	(13%)
Merger-related expense	(829)	(165)	(664)	402%
Derivative fair value adjustment	(130)	-	(130)	N/A
Interest expense	(3,148)	(188)	(2,960)	1,574%
Other expense	(92)	(128)	36	(28%)
Total other income (expense)	(4,166)	(443)	(3,723)	840%

Income tax benefit	704	-	704	N/A
Net loss	$(5,070)	$(2,156)	$(2,914)	135%
Plus: Net loss attributable to noncontrolling interest	3,180	2,156	1,024	47%
Net loss attributable to common stockholders	$(1,890)	$-	$(1,890)	N/A

Revenues for the year ended December 31, 2019 increased approximately $1.3 million, or 22%, over the prior year as a result of an approximately $1.0 million increase in commissions, an approximately $0.2 million increase in rental income and an approximately $0.1 million increase in management and other fees. Commissions increased by approximately $1.0 million, or 28%, over the prior year as a result of an approximately $1.6 million increase in third-party leasing commission income, which was partly offset by an approximately $0.3 million reduction in investment sales commissions and a $0.3 million reduction in leasing commissions earned from the Company’s managed portfolio.  The net increase in commissions reflects a higher average transaction value compared with the prior year. Rental income increased as a result of the acquisition of ten properties in December 2019. The increase in management and other fee income is mainly attributable to an increase in development fees of $0.1 million on the Company’s one development project.

Total operating expenses for the year ended December 31, 2019 increased approximately $1.2 million, or 16%, over the prior year primarily from: (i) an increase in costs of services of approximately $0.5 million due to higher gross commission revenue; (ii) an increase in depreciation and amortization expense of approximately $0.1 million primarily related to the acquisition of ten properties in December 2019; and (iii) an increase in general and administrative expenses of approximately $0.8 million mainly attributable to higher payroll and related expenses of $0.7 million and an increase in rent expense of approximately $0.1 million. This is partially offset by a decrease in bad debt expense of approximately $0.3 million mainly attributable to a decrease in write-offs related to two properties managed by the Company.

Merger-related expenses increased $0.7 million over the prior year related to the Mergers completed in December 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”. Derivative fair value adjustment increased approximately $0.1 million related to the interest rate cap and interest rate swaps the Company entered into on December 27, 2019. Interest expense for the year ended December 31, 2019 increased approximately $3.0 million over the prior year. This increase resulted from the recognition of $2.8 million in interest expense related to the Minimum Multiple Amount on the Basis preferred interest indebtedness as described below under the heading “—Basis Preferred Interest”, higher corporate borrowing and additional mortgage interest related to the acquisition of ten properties in December 2019.

Net loss attributable to noncontrolling interest reflects the pre-merger activity of BSR, LLC and the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership from the completion of the Mergers on December 27, 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through net cash provided by operations, cash on hand and cash reserves. As of December 31, 2019 and November 30, 2020, we had unrestricted cash and cash equivalents of approximately $9.1 million and $3.0 million, respectively, available for current liquidity needs and restricted cash of approximately $2.5 million and $3.8 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As described above, we have taken a number of proactive measures to maintain the strength of our business and manage the impacts of the COVID-19 pandemic on our operations and liquidity, including the following:

•

we have maintained ongoing communication with our tenants and assisted them in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including the Paycheck Protection Program and other provisions of the CARES Act;

•	we received an unsecured loan of approximately $0.8 million pursuant to the Paycheck Protection Program (see “—Consolidated Indebtedness and Preferred Equity—Paycheck Protection Program Loan”);
•

we negotiated loan payment deferrals and loan covenant deferrals. The lenders for our mortgage loans secured by the Brookhill, Hollinswood and Vista properties agreed to defer payments of principal and interest for three months, and the lender for our mortgage loan secured by the Avondale property agreed to require interest-only payments for four months; the lender under the MVB Loan Agreement agreed to require interest-only payments for three months and deferred covenant tests until June 30, 2021 or December 31, 2021, as applicable. Subsequent to the initial payment deferral, our lender for the mortgage loan secured by Hollinswood and Vista has agreed to defer payments of principal and interest for another three months.  The deferred amounts for the Hollinswood mortgage will be due in six equal monthly installments beginning in November 2020. The deferred amount for all other loans will be due at loan maturity;

•

we obtained additional capital from the Preferred Investor. Under the Sub-OP Operating Agreement, the Preferred Investor made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Bridge Loan and certain other property level indebtedness. As of December 18, 2020, there was approximately $1.4 million of remaining availability to the Company from these capital contributions. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement”; and

•	we have paused acquisition and investment activity other than working to close the remaining six Mergers.

As described above, as of December 18, 2020, we have collected 88.6% of contractual rent due for the months of April through November 2020. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as certain businesses limit operations and public perception of the risk of COVID-19 persists, which will adversely impact our cash flows and liquidity. If the impacts of the pandemic continue for an extended period of time, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We have mortgages on two properties totaling approximately $11.9 million that mature during 2021. We do not project that we will have sufficient cash available to pay off the mortgage balances upon maturity and are currently in discussions with lenders to refinance the mortgages. There can be no assurances that we will be successful on the refinance of the mortgages on favorable terms or at all. If we are unable to refinance these mortgages, the lenders each have the right to place their respective loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, we would not have any further financial obligations to the lenders as the value of these properties are in excess of the outstanding mortgage balances.

Our long-term liquidity requirements are expected to consist primarily of funds necessary for the repayment of debt at or prior to maturity, capital improvements, development and/or redevelopment of properties and property acquisitions. We expect to meet our long-term liquidity requirements through net cash from operations, additional secured and unsecured debt and, subject to market conditions, the issuance of additional shares of common stock, preferred stock or OP units.

We have encountered difficulties obtaining the necessary capital to service and refinance our existing indebtedness. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTC, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. The severe economic, market and other disruptions, worldwide, including in the bank lending, capital and other financial markets, caused by the COVID-19 pandemic and the impact on the retail industry have exacerbated the issues we have encountered obtaining financing. As described further below, to date in 2020, we have relied on Basis to provide additional necessary capital. However, we can provide no assurances that Basis will continue to work with us in order to be able to meet our liquidity needs to service our indebtedness, and we may not be able to establish relationships with new lenders or financing sources as a result of Basis’s significant rights. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of December 31, 2019, we were in compliance with all of the covenants under our debt agreements. We have not been in compliance with all covenants under our debt agreements in 2020, as described below under “—Covenant Default under Lamar Station Plaza East Mortgage Loan.” In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of December 31, 2019 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (6)	Balance Outstanding at December 31, 2019
Basis Term Loan (net of discount of $1,118)	January 1, 2023	Floating (3)	6.125%	$62,996
Basis Preferred Interest (net of discount of $224) (1)	January 1, 2023 (2)	Fixed	14.0%	9,471
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,500
MVB Revolver	December 27, 2020 (8)	Floating (4)	6.75%	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (5)	4.06%	10,200
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,275
Vista Shops at Golden Mile Loan	January 25, 2021	LIBOR + 2.50%	4.26%	8,950
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	4.51%	9,650
Mezzanine Loans (7)	-	-	-	2,738
Total				$113,780

_____________________

(1)

The outstanding balance includes approximately $2.8 million of indebtedness related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(2)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(3)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(4)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(5)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(6)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 1.76%, as of December 31, 2019.
(7)

The Mezzanine loans represent loans on three of the properties included in the Initial Mergers (as described above under the heading “—Merger with MedAmerica Properties, Inc.”). These loans were to be paid off in connection with the Mergers; however, due to the timing of the closing of the Mergers in late December 2019, the loans were not paid off by the Company until the first quarter of 2020.

(8)	In December 2020, we entered into a one year extension on the MVB Revolver as described below under the heading “—MVB Loan Agreement”.

The following table sets forth our scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2019 (dollars in thousands):

Year(1)	Amount Due	Percentage of Total
2020	$3,387	2.9%
2021	11,756	10.2%
2022	4,443	3.9%
2023	74,451	64.7%
2024	10,020	8.7%
Thereafter	11,065	9.6%
	$115,122	100.0%

_____________________

(1) Does not reflect the exercise of any maturity extension options.

Basis Loan Agreement

On December 27, 2019, in connection with the closing of the Initial Mergers, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and was outstanding as of December 31, 2019. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of December 31, 2019, the interest rate of the Basis Term Loan was 6.125%.

The Company used the proceeds from the Basis Term Loan to repay indebtedness securing properties acquired in the Initial Mergers and for general corporate purposes, including the payment of certain transaction costs.

The Borrowers’ obligations under the Basis Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan.

The Basis Loan Agreement contains certain customary representations and warranties and affirmative negative and restrictive covenants, including certain property related covenants for the properties owned by the Sub-OP, including a requirement that certain capital improvements be made. The Basis Lender has certain approval rights over amendments or renewals of material leases (as defined in the Basis Loan Agreement) and property management agreements for the properties securing the Basis Term Loan.

If (i) an event of default exists, (ii) BSR or any other subsidiary of the Company serving as property manager for one of the secured parties becomes bankrupt, insolvent or a debtor in an insolvency proceeding, or there is a change of control of BSR or such other subsidiary without approval by the Basis Lender, (iii) a default occurs under the applicable management agreement, (iv) the property manager has engaged in fraud, willful misconduct, misappropriation of funds or is grossly negligent with regard to the applicable property, the Basis Lender may require a Borrower to replace BSR or such other subsidiary of the Company as the property manager and hire a third party manager approved by the Basis Lender to manage the applicable property.

The Borrowers are generally prohibited from selling the properties securing the Basis Term Loan and the Company is prohibited from transferring any interest in any of the Borrowers, in each case without consent from the Basis Lender. The Company is prohibited from engaging in transactions that would result in a Change in Control (as defined in the Basis Loan Agreement) of the Company. Under the Basis Loan Agreement, among other things, it is deemed a Change in Control if Michael Z. Jacoby ceases to be the chairman and chief executive officer of the Company and actively involved in the daily activities and operations of the Company and the Borrowers and a competent and experienced person is not approved by the Basis Lender to replace Mr. Jacoby within 90 days of him ceasing to serve in such roles.

The Basis Loan Agreement provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events and changes in control. If an event of default occurs and is continuing under the Basis Loan Agreement, the Basis Lender may, among other things, require the immediate payment of all amounts owed thereunder.

In addition, if there is a default by the Company under the MVB Loan (as defined below), by Mr. Jacoby under his guarantee of the MVB Loan or by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the Borrowers’ cash account in which collects retains rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as collateral for the Basis Term Loan.

The Basis Loan Agreement includes a debt service coverage calculation which includes an adjustment for tenants that are more than one-month delinquent in paying rent. Due to the effect of the COVID-19 pandemic, beginning in April 2020 a substantial number of our tenants were more than one-month delinquent in paying rent. Adjusting the revenue for these tenants in the debt service calculation would result in a debt service coverage ratio below 1.05x. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. Due to the impact of the COVID-19 pandemic, our debt service coverage ratio has been below 1.05x for two consecutive calendar quarters. The Basis Lender has not expressed any intention to place the loan into cash management or remove us as manager of these properties, but we can provide no assurances that it will not do so in the future. Additionally, the debt service coverage calculation does not trigger a default under the Basis Loan Agreement.

Basis Preferred Interest

On December 27, 2019, in connection with the closing of the Initial Mergers, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement of the Sub-OP (the “Sub-OP Operating Agreement”). Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of December 31, 2019, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of December 31, 2019, the Minimum Multiple Amount was approximately $2.8 million, which is included as indebtedness on the consolidated balance sheet and interest expense on the consolidated statement of operations.

The Operating Partnership serves as the managing member of the Sub-OP. However, the Preferred Investor has approval rights over certain major decisions (as defined in the Sub-OP Operating Agreement), including, but not limited to, (i) the incurrence of new indebtedness or modification of existing indebtedness by the Sub-OP or its direct or indirect subsidiaries, (ii) capital expenditures over $250,000, (iii) any proposed change to a property directly or indirectly owned by the Sub-OP, (iv) direct or indirect acquisitions of new properties, (v) the sale or other disposition of any property directly or indirectly owned by the Sub-OP, (v) the issuance of additional membership interests in the Sub-OP, (vi) the entry into any new material lease or any amendment to an existing material lease and (vii) decisions regarding the dissolution, winding up or liquidation of the Sub-OP or the filing of any bankruptcy petition by the Sub-OP.

Under certain circumstances, including in the event that the Preferred Investor’s interests are not redeemed on or prior to the Redemption Date (as it may be extended), the Preferred Investor may remove the Operating Partnership as the manager of the Sub-OP and as the manager for each of the property owning entities held under the Sub-OP.

The obligations of the Operating Partnership under the Sub-OP Operating Agreement are guaranteed by the Company, Mr. Jacoby, the Company’s chairman and chief executive officer, and Mr. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of this guarantee.

The Preferred Investor’s interests in the Sub-OP are mandatorily redeemable and, as a result, are characterized as indebtedness in the accompanying consolidated financial statements.

On June 16, 2020, the Preferred Investor made two additional capital contributions, which are classified as debt, available to the Sub-OP in the aggregate amount of approximately $2.9 million. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers under the Basis Loan Agreement for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. As of December 18, 2020, there was approximately $1.4 million of remaining availability to the Sub-OP under these additional capital contributions. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions.

MVB Loan Agreement

On December 27, 2019, in connection with the closing of the Initial Mergers, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan matures on December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to December 31, 2021 under the terms described below. Both the MVB Term Loan and the MVB Revolver have a fixed interest rate of 6.75% per annum.

The MVB Term Loan and the MVB Revolver were fully drawn at closing and as of December 31, 2019.

The MVB Loan Agreement is secured by certain personal property of the Company, the Operating Partnership and BSR. In addition, Mr. Jacoby has pledged the shares of Common Stock and OP units received as consideration in the Initial Mergers as collateral under the MVB Loan Agreement. The obligations of the Company and the Operating Partnership under the MVB Loan Agreement are guaranteed by a subsidiary of the Company and Michael Z. Jacoby, in his individual capacity.

The MVB Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The MVB Loan Agreement also requires the Company to maintain (as such terms are defined in the MVB Loan Agreement) (i) a debt service coverage ratio of at least 1.30 to 1.00, (ii) an EBITDA to consolidated funded debt ratio of less than 8.0%, (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $5.0 million (the “Minimum Liquidity Requirement”), and (iv) one or more deposit accounts with MVB with an aggregate minimum balance of $3.0 million (the “Deposit Requirement”). The failure to comply with the Deposit Requirement is not a default under the MVB Loan Agreement but will increase the interest rate under the MVB Term Loan and MVB Revolver by 1.0% until the Deposit Requirement has been satisfied. As described above, MVB has agreed to require interest-only payments for three months (May, June, and July) and deferred covenant tests until June 30, 2021 or December 31, 2021.

In December 2020, we entered into an amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2021. The amendment also eliminates the revolving nature of the facility and requires the repayment of $250,000 on each of (a) the earlier of March 31, 2021 or the closing date of our pending mergers of the Highlandtown and Spotswood properties and (b) the earlier of September 30, 2021 or the closing date of the pending merger of the Greenwood property. Additionally, this amendment (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

The MVB Loan Agreement provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events and changes in control. If an event of default occurs and is continuing under the MVB Loan Agreement, MVB may, among other things, require the immediate payment of all amounts owed thereunder.

Paycheck Protection Program Loan

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note (the “PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), which was established under the CARES Act and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan bears interest at a rate of 1.0% per year. The PPP Note contains certain events of default relating to, among other things, failure to make any payment when due and material adverse changes in the borrower’s financial condition. The occurrence of an event of default, following any applicable cure period, would permit MVB to declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the PPP Note to be immediately due and payable.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and certain mortgage interest, rent and utility expenses. The terms of any forgiveness may also be subject to further requirements under any regulations and guidelines the SBA may adopt. The Company believes it has used the proceeds from the PPP Loan in a manner that meets the conditions for forgiveness under the PPP.  However, the Company can provide no assurances that it will obtain forgiveness of the PPP Loan in whole or in part. If the Company does not obtain forgiveness it is required to make 24 monthly payments of principal and interest in the amount of $32,032 per month. The PPP Loan matures on October 20, 2022.

Other Mortgage Indebtedness

As of December 31, 2019, we had approximately $32.1 million of outstanding mortgage indebtedness secured by our Avondale, Brookhill, Hollinswood and Vista properties. The Borrowers’ obligations under the Brookhill Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Brookhill mortgage loan. Additionally, the Hollinswood mortgage, Vista mortgage, and Brookhill mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00 and 1.35 to 1.00, respectively.

As described above, in response to the COVID-19 pandemic, the lenders for our Brookhill, Hollinswood and Vista mortgage loans agreed to defer payments of principal and interest for three months (April, May and June or May, June and July) and the lender for our Avondale mortgage loan agreed to require interest-only payments for four months (May through August). The lender for the Hollinswood and Vista mortgage loans agreed to defer another three months of principal and interest payments in exchange for the Company agreeing to increase its guaranty to 50% of the mortgage principal. The guaranty will be reduced to the original amount of 25% of the Vista mortgage principal balance and $2.0 million for the Hollinswood loan upon the repayment of the deferred amount.  The deferred payments for the Brookhill and Vista mortgage loans are due at maturity. The deferred payments for the Hollinswood mortgage loan are due in six equal monthly installments beginning in November 2020.

The Company assumed $2.5 million in outstanding debt related to the closing of the Lamar Station Plaza East Merger in July 2020. Additionally, the Company entered into a loan modification agreement which increased the maximum principal amount available under the assumed loan to $4.1 million.

In connection with the closings of the six remaining Mergers, we expect to incur or assume approximately $69.5 million of additional mortgage indebtedness.

Covenant Default under Lamar Station Plaza East Mortgage Loan

As described above under the heading “—Merger with MedAmerica Properties Inc.”, in July 2020 we completed the Merger to acquire Lamar Station Plaza East, which included the assumption of $2.5 million in debt. Additionally, in connection with the Merger, we entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. Upon assumption of the loan agreement, we were in default of the debt service coverage ratio (as defined in the loan agreement) as of December 31, 2019 and June 30, 2020 and had not cured the default by making a principal payment within sixty days in a manner sufficient to reduce the outstanding loan amount in order to satisfy the covenant test. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to Company’s satisfaction of certain conditions, including (i) execution of a lease agreement with a specified tenant on or before January 1, 2021, (ii) issuance of a certificate of occupancy for a specified tenant on or before January 1, 2021, and (iii) delivery of subordination, nondisturbance and attornment agreements on or before October 2, 2020 for specified tenants. If we do not satisfy these conditions, the Lender’s forbearance will terminate. We expected to meet each of the above conditions except for the execution of a lease agreement with a specified tenant on or before January 1, 2021. Additionally, we expect to be in default of the debt service coverage ratio as of December 31, 2020 and do not plan to cure the default in order to satisfy the covenant test. We entered into a second loan modification agreement effective November 2020 in which the lender to agreed to forbear enforcement of the events of default subject to our satisfaction of certain conditions including (i) issuance of a certificate of occupancy for a specified tenant on or before January 31, 2021 and (ii) the specified tenant has taken full possession and occupancy of the space on or before January 31, 2021. We expect to meet both conditions, but we can provide no assurances that we will be able to do so. If we fail to satisfy these conditions, the lender may declare an event of default and ultimately foreclose on the property.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. We also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2019 and 2018 (dollars in thousands). The cash flows for the year ended December 31, 2018 reflect the cash flows of BSR. The cash flows for the year ended December 31, 2019 reflect the cash flows of BSR prior to the Merger Date and, subsequent to the Merger Date, the cash flows of Broad Street Realty, Inc. and its consolidated subsidiaries. As a result, the cash flows for the years ended December 31, 2019 and 2018 are not indicative of our cash flows in future periods. In addition, as described above, our cash flows in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

	For the year ended December 31,
	2019	2018	Change
Cash and cash equivalents and restricted cash at beginning of period	$138	$1	$137
Net cash used in operating activities	(5,326)	(1,096)	(4,230)
Net cash used in investing activities	(70,318)	(246)	(70,072)
Net cash provided by financing activities	87,101	1,479	85,622
Cash and cash equivalents and restricted cash at end of period	$11,595	$138	$11,457

Operating Activities- Cash flows used in operating activities increased by approximately $4.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.  Operating cash flows were primarily impacted by an increase in net cash used in operating activities, before net changes in operating assets and liabilities, of approximately $0.9 million mainly attributable to expenses related to the completion of the Mergers described above under the heading “—Mergers with MedAmerica Properties Inc.” and a net increase in changes in operating assets and liabilities of approximately $3.4 million, of which approximately $2.5 million related to the change in accounts payable and accrued liabilities.

Investing Activities- Cash used in investing activities during the year ended December 31, 2019 increased by approximately $70.1 million compared to the year ended December 31, 2018. This increase is the result of the acquisitions of ten real estate properties through the Mergers described above under the heading “—Mergers with MedAmerica Properties Inc.”.

Financing Activities- Cash provided by financing activities for the year ended December 31, 2019 increased by approximately $85.6 million compared to the year ended December 31, 2018. The change resulted primarily from an increase in net borrowings under debt agreements of $84.9 million partially offset by an increase in offering costs paid of $1.5 million and debt origination fees of $2.3 million, all of which related to the completion of the Mergers described above under the heading “—Mergers with MedAmerica Properties Inc.”. Additionally, the change related to a net increase in proceeds from related parties, which include properties managed by the Company and a member of the Company, of approximately $4.2 million.

Off Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Substantially all of our leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of our leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations previously described.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Broad Street Realty, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Broad Street Realty, Inc.

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Broad Street Realty, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter Regarding Liquidity

As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and the COVID-19 pandemic has caused significant disruptions to its business. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.  Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Philadelphia, Pennsylvania

December 22, 2020

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Real estate properties
Land	$34,350	$-
Building and improvements	118,972	-
Intangible lease assets	20,222	-
Less accumulated depreciation and amortization	(127)	-
Total real estate properties, net	173,417	-

Cash and cash equivalents	9,068	138
Accounts receivable, net of allowance of $92 and $171, respectively	1,955	969
Other assets, net	7,870	2,844
Total Assets	$192,310	$3,951

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$112,473	$4,638
Accounts payable and accrued liabilities	8,692	1,801
Unamortized intangible lease liabilities, net	3,439	-
Payables due to related parties	1,052	2,224
Deferred tax liabilities	14,650	-
Deferred revenue	568	332
Total liabilities	140,874	8,995

Commitments and contingencies

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares and 0 shares outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 21,587,336 and 0 issued and outstanding at December 31, 2019 and 2018, respectively	216	-
Additional paid in capital	53,059	-
Accumulated deficit	(1,890)	-
Total Broad Street Realty, Inc. stockholders' equity	51,385	-
Noncontrolling interest	51	(5,044)
Total equity	51,436	(5,044)
Total Liabilities and Equity	$192,310	$3,951

See accompanying notes to consolidated financial statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2019	2018
Revenues
Commissions	$4,466	$3,476
Management and other fees	2,534	2,459
Rental income	242	-
Total revenues	7,242	5,935
Operating Expenses
Cost of services	2,697	2,167
Depreciation and amortization	146	29
Property operating	1	-
Bad debt expense	369	629
General and administrative	5,637	4,823
Total operating expenses	8,850	7,648
Operating loss	(1,608)	(1,713)

Other income (expense)
Interest and other income	33	38
Merger-related expense	(829)	(165)
Derivative fair value adjustment	(130)	-
Interest expense	(3,148)	(188)
Other expense	(92)	(128)
Total other income (expense)	(4,166)	(443)

Income tax benefit	704	-
Net loss	$(5,070)	$(2,156)
Plus: Net loss attributable to noncontrolling interest	3,180	2,156
Net loss attributable to common stockholders	$(1,890)	$-

Net loss attributable to common stockholders per share
Basic and diluted	$(7.12)	$-

Weighted average shares outstanding
Basic and diluted	265,354	-

See accompanying notes to consolidated financial statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance at December 31, 2017	-	$-	-	$-	$-	$-	$(2,223)	$(2,223)
Net loss	-	-	-	-	-	-	(2,156)	(2,156)
Member distributions	-	-	-	-	-	-	(665)	(665)
Balance at December 31, 2018	-	-	-	-	-	-	(5,044)	(5,044)
Member distributions	-	-	-	-	-	-	(327)	(327)
Effect of reverse merger	500	-	2,610,568	26	(4,203)	-	(80)	(4,257)
Issuance of Common Stock, net of costs	-	-	18,976,768	190	55,632	-	-	55,822
Issuance of OP Units	-	-	-	-	1,630	-	8,682	10,312
Net loss	-	-	-	-	-	(1,890)	(3,180)	(5,070)
Balance at December 31, 2019	500	$-	21,587,336	$216	$53,059	$(1,890)	$51	$51,436

See accompanying notes to consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(5,070)	$(2,156)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(704)	—
Depreciation and amortization	182	29
Minimum return on basis preferred interest	2,760	-
Straight-line rent receivable	(30)	-
Straight-line rent liability	1	15
Change in fair value of derivatives	130	-
Bad debt expense	369	629
Changes in operating assets and liabilities
Accounts receivable	(715)	(567)
Other assets	(69)	(193)
Receivables due from related parties	(122)	213
Accounts payable and accrued liabilities	(1,960)	563
Payables due to related parties	42	49
Deferred revenues	(140)	322
Net cash used in operating activities	(5,326)	(1,096)
Cash flows from investing activities
Acquisitions of real estate	(69,340)	-
Capitalized pre-acquisition costs	(946)	(246)
Capital expenditures for corporate property	(32)	-
Net cash used in investing activities	(70,318)	(246)
Cash flows from financing activities
Borrowings under debt agreements	91,048	2,028
Repayments under debt agreements	(4,668)	(522)
Offering costs	(1,551)	(54)
Debt origination and discount fees	(2,272)	-
Distributions to members	(306)	(665)
Proceeds from related parties	6,327	1,452
Payments to related parties	(1,477)	(760)
Net cash provided by financing activities	87,101	1,479
Increase in cash, cash equivalents, and restricted cash	11,457	137
Cash, cash equivalents and restricted cash at beginning of period	138	1
Cash, cash equivalents and restricted cash at end of period	$11,595	$138

See accompanying notes to consolidated financial statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the year ended December 31,
	2019	2018
Supplemental Cash Flow Information
Interest paid	$390	$234
Taxes paid, net	4	-
Accrued acquisition costs	16	-
Accrued deferred loan costs	20	-
Accrued offering costs	459	338
Accrued pre-acquisition costs	15	57
Supplemental disclosure of non-cash investing and financing activities
Reverse acquisition	$(3,161)	$-
Acquisition of real estate	(82,029)	-
Common shares issued in Mergers	58,259	-
OP Units issued in Mergers	8,682	-
Debt assumed in Mergers	18,249	-

See accompanying notes to consolidated financial statements

Broad Street Realty, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of December 31, 2019, the Company had real estate assets of $173.5 million, gross, in ten real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

Property Name	City/State	Total Gross Real Estate Assets at December 31, 2019
Avondale Shops	Washington, D.C.	$8,383
Brookhill Azalea Shopping Center	Richmond, VA	17,218
Coral Hills Shopping Center	Capitol Heights, MD	16,682
Crestview Square	Landover Hills, MD	18,570
Dekalb Plaza	East Norriton, PA	26,534
Hollinswood Shopping Center	Baltimore, MD	21,410
Midtown Colonial	Williamsburg, VA	13,916
Midtown Lamonticello	Williamsburg, VA	16,003
Vista Shops at Golden Mile	Fredrick, MD	14,845
West Broad Commons	Richmond, VA	19,983
		$173,544

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of December 31, 2019, the Company owned 88.4% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below). As described further below, the financial statements presented herein for all periods prior to December 27, 2019 are those of Broad Street Realty, LLC (“BSR”). References herein to “the Company” for periods prior to December 27, 2019 refer to BSR only.

Prior to the Initial Mergers, BSR was a real estate management and brokerage company, which was 50% owned by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and 50% owned by Thomas M. Yockey, one of the Company’s directors. BSR provided property management services for the substantial majority of the properties in the Company’s portfolio and the additional properties to be acquired by the Company upon the completion of the additional Mergers (as defined below). BSR also provided real estate brokerage services for the properties acquired or to be acquired for the Company as well as for third parties. BSR owned no real property, so all of its revenues were derived from its property management and brokerage businesses. The properties acquired by the Company in the Initial Mergers and to be acquired in the additional Mergers were or are owned by 17 separate entities (collectively with BSR and Broad Street Ventures, LLC (“BSV”), the “Broad Street Entities”) which were or are owned in part by Mr. Jacoby and Mr. Yockey. Prior to the Initial Mergers, BSV served, directly or indirectly and either alone or with co-managers or co-managing members as the manager or managing member of each of the Broad Street Entities.

Merger with MedAmerica Properties Inc.

On May 28, 2019, MedAmerica Properties Inc. and certain of its subsidiaries (“MedAmerica”) entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements”) with each of BSR, BSV and each of the other Broad Street Entities. The Merger Agreements relate to a series of 19 mergers (“Mergers”) whereby BSR, BSV and each other Broad Street Entity has or will become subsidiaries of the Company.

On December 27, 2019 (the “Merger Date”), the Company completed 11 of the Mergers (the “Initial Mergers”), including the Mergers with BSR and BSV and the Mergers with nine other Broad Street Entities. Upon completion of the Initial Mergers, MedAmerica’s name was changed to “Broad Street Realty, Inc.”

On December 31, 2019, the Company completed one additional Merger whereby it acquired Brookhill Azalea Shopping Center. As consideration for the Mergers that had closed as of December 31, 2019, the Company issued an aggregate of 18,776,768 shares of common stock and 2,827,904 OP units to investors in the Broad Street Entities party to such Mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of $0.9 million in cash as a portion of the consideration for the Initial Mergers.

The Merger between BSR and a wholly owned subsidiary of MedAmerica was accounted for as a reverse acquisition and recapitalization, with BSR being treated as the accounting acquirer. As a result, these consolidated financial statements reflect the financial condition, the results of operations and cash flows of BSR prior to the Merger Date. Subsequent to the Merger Date, the information relates to the consolidated entities of Broad Street Realty, Inc. All share and per share amounts in the consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the exchange ratio applied in connection with the Merger. As OP units were issued as consideration for the BSR Merger, the activities of BSR have been adjusted to reflect a noncontrolling interest in the Company for all periods presented.

The Mergers with the Broad Street Entities that had closed as of December 31, 2019 were accounted for as asset acquisitions.

On July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East issuing an aggregate of 884,143 shares of common stock and paying an aggregate of $0.2 million in cash as consideration for the Merger.

As of the date of the issuance of these financial statements, there are six Mergers that have not been completed. The Company expects to issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional Mergers as agreed to in the merger agreements. Until the closing of the remaining Mergers, the Company will continue to manage these six properties and receive management fees.

Liquidity and Management’s Plan

The Company’s properties are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate due to the COVID-19 pandemic. The Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company, and the government-imposed measures, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to the Company and its tenants’ businesses. The Company has observed the impact of COVID-19 manifest in the form of temporary closures or significantly limited operations among its tenants, with the exception of tenants operating in certain “essential” businesses, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. The Company believes the ongoing effects of the COVID-19 pandemic on its operations have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

Additionally, the Company has been delayed in closing the remaining six Mergers, has been unable to meet and anticipates being unable to meet certain debt covenants included in the Company’s loan agreements, and has certain debt maturities occurring within the next twelve months. Specifically, as described further in Note 7 under the heading “—2020 Forbearance Agreements and Debt Amendments”, the Company was in default of the debt service coverage ratio included in the Lamar Station Plaza East mortgage upon assumption of the mortgage with the closing of the property merger in July 2020. The Company entered into a first modification agreement with the lender upon assumption of the mortgage in which the lender agreed to forbear enforcement of the events of default subject to certain conditions. The Company expected to remain in default of the debt service coverage ratio as of December 31, 2020 and did not expect to meet all of the conditions included in the first modification agreement; therefore, the Company entered into a second modification agreement in November 2020 in which the lender agreed to forbear enforcement of the events of default subject to certain conditions which the Company expects to meet. The Company’s MVB Loan Agreement (as defined in Note 7) includes a $2.0 million MVB Revolver which was scheduled to mature on December 27, 2020. The Company amended the maturity date of the MVB Revolver to

December 27, 2021 (as described further below). Finally, the Company has two mortgage loans with principal balances outstanding of approximately $11.9 million that mature during the next twelve months.

The Company has developed a plan and has taken a number of proactive measures to manage the impacts of the COVID-19 pandemic on its operations and liquidity, including the following:

•

it has maintained ongoing communication with its tenants and assisted them in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including the Paycheck Protection Program and other provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

•

it has dedicated significant resources to monitor the performance of its portfolio, including rent collections and negotiating requests for rent relief. The Company’s collection of contractual rent due from tenants has increased from approximately 79% collected for the month of April 2020 to approximately 94% collected for the month of November 2020. The Company has entered into lease modifications that deferred approximately $0.3 million of contractual revenue and waived approximately $0.3 million of contractual revenue due from April through November 2020.

•	it has received an unsecured loan of approximately $0.8 million pursuant to the paycheck protection program (as described in Note 7 “—PPP Loan”);
•

it has negotiated loan payment deferrals. The lenders for the Company’s mortgage loans secured by the Hollinswood and Vista properties agreed to defer payments of principal and interest for six months, the lender for the Company’s mortgage loan secured by the Brookhill property agreed to defer payments of principal and interest for three months, the lender for the Company’s mortgage loan secured by the Avondale property agreed to require interest-only payments for four months, and the lender under the MVB Loan Agreement (as described in Note 7 under the heading “—MVB Loan”) agreed to require interest-only payments for three months. The deferred amount for the Hollinswood mortgage is due in six equal monthly installments beginning November 2020. The deferred amounts for all of the other loans will be due at loan maturity;

•

it has amended the MVB Loan Agreement (as defined in Note 7) to extend the maturity date of the $2.0 million MVB Revolver to December 27, 2021 and to defer the requirement to comply with certain financial covenants until June 30, 2021 or December 31, 2021, as applicable. The amendment also eliminates the revolving nature of the facility and requires the repayment a $250,000 on each of (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties and (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property;

•	it has negotiated the forbearance of certain mortgage covenant defaults, subject to the satisfaction of certain conditions that the Company expects to meet;
•

it has obtained additional liquidity from the Preferred Investor (as defined in Note 7 “—Basis Preferred Interest”). The Preferred Investor made additional capital contributions, which are treated as debt, available of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Term Loan (as defined in Note 7“—Basis Term Loan”) and certain other property level debt. There is approximately $1.4 million of remaining availability to the Company from these funds; and

•	it has deferred certain capital expenditures and paused acquisition and investment activity other than working to close the remaining six Mergers.

The Company has mortgages on two properties with principal balances outstanding of approximately $11.9 million that mature during 2021. The Company does not project that it will have sufficient cash available to pay off the mortgage balances upon maturity and is currently in discussions with lenders to refinance the mortgages. There can be no assurances that the Company will be successful on the refinance of the mortgages on favorable terms or at all. If the Company is unable to refinance these mortgages, the lenders each have the right to place their respective loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, the Company would not have any further financial obligations to the lenders as the value of these properties are in excess of the outstanding mortgage balances.

As of November 30, 2020, the Company had unrestricted cash and cash equivalents of approximately $3.0 million available for current liquidity needs and restricted cash of approximately $3.8 million available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance. Based on the measures described above, the Company believes that it is probable that it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.

Note 2 - Accounting Policies and Related Matters

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenue and expense reported in the period. Significant estimates are made for the valuation of real estate and any related intangibles and fair value assessments with respect to purchase price allocations. Actual results may differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2018 to conform to the 2019 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. The portions of consolidated entities not owned by the Company are presented as noncontrolling interests as of and during the periods presented. All material intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2019.

When the Company obtains an economic interest in an entity, management evaluates the entity to determine: (i) whether the entity is a variable interest entity (“VIE”), (ii) in the event that the entity is a VIE, whether the Company is the primary beneficiary of the entity, and (iii) in the event the entity is not a VIE, whether the Company otherwise has a controlling financial interest. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interest under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company consolidates the Operating Partnership and the Sub-OP (as defined in Note 7 under the heading “—Basis Preferred Interest”), VIEs in which the Company is considered the primary beneficiary.

Noncontrolling Interest

The portion of equity not owned by the Company in entities controlled by the Company, and thus consolidated, is presented as noncontrolling interest and classified as a component of consolidated equity, separate from total stockholders’ equity on the Company’s consolidated balance sheets.  The amount recorded will be based on the noncontrolling interest holder’s initial investment in the consolidated entity, adjusted to reflect the noncontrolling interest holder’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the noncontrolling interest holder.  The earnings or losses from the entity attributable to noncontrolling interests are reflected in “net income (loss) attributable to noncontrolling interest” in the consolidated statements of operations.

Segment Reporting

The Company owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single reportable segment.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The majority of the Company’s cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date on invested cash.

The following tables provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total for the same amounts shown in the statement of cash flows (dollars in thousands).

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$9,068	$138
Restricted cash included in Other assets, net	2,527	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,595	$138

Amounts included in restricted cash represents escrow deposits held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions.

Revenue Recognition

The Company earns revenue from the following: Leases of Real Estate Properties, Leasing Commissions, Property and Asset Management, Engineering Services, Development Services, and Capital Transactions.

Leases of Real Estate Properties: At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification.  Currently, all of the Company’s lease arrangements are classified as operating leases.  Rental revenue for operating leases is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. If the Company determines that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis.  If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company.  When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed.  When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment.  If the Company’s assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of revenue recognized would be impacted.

A majority of the Company’s leases require tenants to make estimated payments to the Company to cover their proportional share of operating expenses, including, but not limited to, real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses. The Company collects these estimated expenses and is reimbursed by tenants for any actual expense in excess of estimates or reimburses tenants if collected estimates exceed actual operating results. The reimbursements are recorded in rental income and the expenses are recorded in property-related expenses.

Leasing Commissions: The Company earns leasing commissions as a result of providing strategic advice and connecting tenants to property owners in the leasing of retail space. The Company records commission revenue on real estate leases at the point in time when the performance obligation is satisfied, which is generally upon lease execution. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). The adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contacts with Customers (as discussed below under the heading “Recent Accounting Pronouncements”) resulted in an acceleration of some revenues that are based, in part, on future contingent events. The Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments. Under legacy revenue recognition, the Company deferred recognition of revenue and commissions contingent on future events until the respective contingencies have been satisfied.

Property and Asset Management Fees: The Company provides real estate management services for owners of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts or some other variable metric.

When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. Within ASC 606, control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. Under legacy revenue recognition, the assessment of being the primary obligor of the service is the focal point of the principal versus agent assessments. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on Fee revenue, net loss or cash flows.

Engineering Services: The Company provides engineering services to property owners on an as needed basis at the properties where the Company is the property or asset manager. The Company receives consideration at agreed upon fixed rates for the time incurred plus a reimbursement for costs incurred and revenue is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company accounts for performance obligations using the right to invoice practical expedient. The Company applies the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contract. Under this practical expedient, the Company recognizes revenue in an amount that corresponds directly with the value to the customer of performance completed to date and for which there is a right to invoice the customer.

Development Services: The Company provides construction-related services ranging from general contracting to project management for owners and occupiers of real estate. Depending on the terms of the engagement, the Company’s performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. The Company’s obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, the Company recognizes revenue over time, generally using input measures (e.g., to-date costs incurred relative to total estimated costs at completion). Typically, the Company is entitled to consideration at distinct milestones over the term of an engagement. The Company may receive variable consideration which can include, but is not limited to, a fee paid upon return of an investor’s original investment in a project. The Company assesses variable consideration on a contract by contract basis, and when appropriate, recognize revenue based on its assessment of the outcome and historical results. The Company recognizes revenue related to variable consideration if it is deemed probable there will not be a significant reversal in the future.

Capital Transactions: The Company provides brokerage and other services for capital transactions, such as real estate sales, real estate acquisitions or other financing. The Company’s performance obligation is to facilitate the execution of capital transactions, and the Company is generally entitled to the full consideration at the point in time upon which its performance obligation is satisfied, at which time the Company recognizes revenue.

Contract Assets and Contract Liabilities

Contract assets include amounts recognized as revenue for which the Company is not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2019 and December 31, 2018, the Company did not have any contract assets.

Contract liabilities include advance payments related to performance obligations that have not yet been satisfied. As of December 31, 2019 and December 31, 2018, the Company had approximately $0.2 million and $0.3 million, respectively, of contract liabilities which are included in deferred revenue on its consolidated balance sheets. The Company recognizes the contract liability as revenue once it has transferred control of service to the customer and all revenue recognition criteria are met.

Accounts Receivable Under Contracts with Customers

The Company records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with customers. Additionally, the Company records other receivables, included in Other assets, net on the consolidated balance sheet, which represents commission advances to employees. Further, the Company records receivables from affiliated properties. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates our allowance for doubtful accounts for specific accounts and other receivable balances based on historical collection trends, the age of the outstanding accounts and other receivables and existing economic conditions associated with the receivables. Past-due accounts receivable balances are written off to bad debt expense when the Company’s internal collection efforts have been unsuccessful or the advance has been forgiven. As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between its transfer of a promised service to a customer and when the customer pays for that service will be one year or less. The Company does not typically include extended payment terms in its contracts with customers.

Tenant and Other Receivables and Lease Inducements

Tenant receivables relate to the amounts currently owed to us under the terms of the Company’s lease agreements. Straight-line rent receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to the Company according to the contractual agreement. Lease inducements result from value provided by the Company to the lessee, at the inception, modification or renewal of the lease, and are amortized as a reduction of rental income over the non-cancellable lease term.

The Company assesses the probability of collecting substantially all payments under the Company’s leases based on several factors, including, among other things, payment history of the lessee, the financial strength of the lessee and any guarantors, historical operations and operating trends and current and future economic conditions and expectations of performance.  If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to collect substantially all rents, the Company recognizes a charge to rental income and limits the Company’s rental income to the lesser of lease income on a straight-line basis plus variable rents when they become accruable or cash collected.  If the Company changes its conclusion regarding the probability of collecting rent payments required by a lessee, the Company may recognize an adjustment to rental income in the period the Company makes a change to its prior conclusion.

Allocation of Purchase Price of Acquired Real Estate

As part of the purchase price allocation process of acquisitions, management makes estimates based upon the relative fair values of each component for asset acquisitions and at a fair value of each component for business combinations. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the assets acquired.

The Company records above-market and below-market lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding acquired leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market acquired leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2019, the Company had above-market leases with a gross value of approximately $2.6 million included in intangible lease assets on the consolidated balance sheet and below-market lease liabilities with a gross value of approximately $3.5 million. The Company did not have any above-market or below-market leases as of December 31, 2018.

In-place lease intangibles are valued considering factors such as an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on evaluation of current market demand. The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense. At December 31, 2019, the Company had in-place leases with a gross value of approximately $17.6 million included in intangible lease assets on the consolidated balance sheet. The Company did not have any in-place leases as of December 31, 2018.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	20 to 45 years
Improvements	7.5 to 15 years
Lease intangibles	Less than 1 month to 19 years

Asset Impairment- Real Estate Properties

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property and the criteria are met for the property to be classified as held-for-sale. In determining the fair value, the Company uses current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average common number of shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible.

Income Taxes

The Company accounts for deferred income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes the Company to change its judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes the Company to change its judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

Deferred Costs

Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering. Following the issuance, these offering costs are reclassified to the equity section of the balance sheet as a reduction of proceeds raised. Additionally, deferred costs include costs incurred prior to the completion of asset acquisitions which, upon completion of the acquisition, are allocated to the various components of the acquisition based upon the relative fair value of each component.

Fair Value Measurement

Fair value is defined as the price that would be received from selling an asset, or paid in transferring a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

A hierarchy of valuation techniques is defined to determine whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1- quoted prices for identical instruments in active markets;
•

Level 2- quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3- fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow models. For the year ended December 31, 2019, the Company has recorded all acquisitions based on estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy).

Derivatives

In the normal course of business, the Company is subject to risk from adverse fluctuations in interest rates. The Company has chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps and interest rate caps. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes. The Company’s objective in managing exposure to interest risk is to limit the impact of interest rate changes on cash flows.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. As of December 31, 2019, the Company recognized approximately $0.1 million in expense related to fair value adjustments on derivatives.

Recent Accounting Pronouncements

On January 1, 2018, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows - Restricted Cash, became effective for the Company. This guidance requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The implementation of this new standard did not have a significant impact on the Company’s consolidated statement of cash flows.

On January 1, 2018, the FASB’s new revenue recognition standard included in ASC 606, Revenue from Contacts with Customers, became effective for the Company. This new revenue recognition standard superseded most of the existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. The Company adopted this standard on a full retrospective basis. The impact of the application of the new revenue recognition guidance resulted in an acceleration of revenues that were based, in part, on future contingent events. For example, some leasing commission revenues were recognized earlier. Prior to adoption, a portion of these lease commission revenues was deferred until a future contingency was resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue guidance, the Company’s performance obligation will be typically satisfied at lease signing and therefore the portion of the commission that is contingent on a future event has been recognized earlier if deemed probable that there will not be significant reversal in the future.

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted improvements to lessor accounting. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.

The new standard was effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information prior to that date was not adjusted and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company made an accounting policy election to exempt short-term leases of 12 months or less from balance sheet recognition requirements associated with the new standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being material to the Company.

The most significant effect for the Company as lessee relates to the recognition of new right-of-use assets and lease liabilities on its consolidated balance sheet for four office leases and two equipment leases. Upon adoption, the Company recognized additional operating liabilities of approximately $1.6 million, which are included in Accounts payable and accrued liabilities on the consolidated balance sheet, with corresponding right-of-use assets of the same amount, which are included in Other assets, net on the consolidated balance sheet. These amounts are based on the present value of the remaining minimum rental payments under current leasing standards for these existing operating leases. As of December 31, 2019, the Company’s right of use asset was $1.4 million gross ($1.3 million, net) and the related lease liabilities were $1.4 million.

For leases where the Company is the lessor, the new standard did not have a material effect on its consolidated financial statements. While the new standard identifies common area maintenance as a non-lease component of the Company’s real estate lease contracts, the Company applied the practical expedient to account for its gross real estate leases in its properties and associated common area maintenance components as a single, combined operating lease component. Consequently, the new standard’s changed guidance on contract components did not significantly affect its financial reporting.

In addition, due to the new standard’s narrowed definition of initial direct costs, lease origination costs that were previously capitalized as initial direct costs and amortized to expense over the lease term are now expensed as incurred.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and related disclosures.

Note 3- MedAmerica Properties Inc. Merger

As described in Note 1 under the heading “—Merger with MedAmerica Properties Inc.”, BSR merged with a wholly owned subsidiary of MedAmerica on December 27, 2019, with BSR surviving. The Merger was accounted for as a reverse acquisition with BSR as the accounting acquirer. The primary pre-combination asset of MedAmerica was cash. Under reverse recapitalization accounting, the assets and liabilities of MedAmerica were recorded at their fair value. Consequently, the consolidated financial statements of Broad Street Realty, Inc. reflect the operations of

BSR for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer.

As part of the reverse acquisition, the Company acquired less than $0.1 million of cash and cash equivalents. The Company also assumed payables and accruals of less than $0.1 million. The Company incurred approximately $0.8 million and $0.2 million in costs associated with the merger that have been expensed under the heading “Merger-related expense” on the Consolidated Statement of Operations during the years ended December 31, 2019 and December 31, 2018, respectively.

Note 4 – Real Estate

2019 Real Estate Acquisitions

As a result of the completion of the Initial Mergers on December 27, 2019 and a subsequent Merger on December 31, 2019 described in detail in Note 1 under the heading “—Merger with MedAmerica Properties Inc.”, the Company acquired ten retail shopping centers. Total consideration to acquire the properties was approximately $130.8 million, which includes approximately $4.2 million of transaction costs that were capitalized since these transactions were accounted for as asset acquisitions. The following table provides additional information regarding the total consideration for the properties (dollars in thousands).

Cash paid to prior owners	$910
Value of common shares issued	57,645
Value of OP Units issued	6,135
Prior owner debt and preferred equity paid off at closing	64,945
Transaction costs	4,216
Cash acquired in acquisitions	(3,081)
Total Cost of Acquisitions	$130,770

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the ten properties acquired by the Company on December 27, 2019 and December 31, 2019 (dollars in thousands).

Land	$34,350
Building	103,238
Building and site improvements	15,734
Intangible lease assets	20,222
Total real estate assets acquired	173,544
Other assets	2,725
Total assets acquired	176,269
Accounts payable and accrued expenses	(6,814)
Intangible lease liabilities	(3,451)
Deferred tax liabilities	(16,985)
Assumed mortgage and other indebtedness	(18,249)
Total liabilities assumed	(45,499)
Assets acquired net of liabilities assumed	$130,770

2020 Real Estate Acquisitions

On July 2, 2020, the Company completed the Merger to acquire Lamar Station Plaza East.  Total consideration for the property was approximately $4.3 million, which included the issuance of 884,143 common shares, the payment of approximately $0.2 million in cash to the prior investors and the assumption of $2.5 million in debt. Additionally, on July 2, 2020, the Company entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. Additional discussion of this loan modification agreement is included in Note 7 under the heading “—2020 Forbearance Agreements and Debt Amendments”.

On January 10, 2020, the Company completed the acquisition of the fee-simple interest in the land that the Cromwell Field Shopping Center is located on under a leasehold interest for approximately $2.2 million. Upon acquisition of the land, the Company leases the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease. Once the Company completes the Merger to acquire the Cromwell Field Shopping Center leasehold interest, the ground lease will be terminated. The Company has a mortgage on the land of approximately $1.4 million.

Note 5 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of December 31, 2019 (dollars in thousands). The Company did not have any intangible assets and liabilities as of December 31, 2018.

December 31, 2019
Assets:
Above-market leases	$2,636
Above-market leases accumulated amortization	(6)
In-place leases	17,586
In-place leases accumulated amortization	(59)
Total net real estate intangible assets	$20,157

Liabilities
Below-market leases	3,451
Below-market leases accumulated amortization	(12)
Total net real estate intangible liabilities	$3,439

For the year ended December 31, 2019, the Company’s net amortization related to intangibles was less than $0.1 million. The Company did not have any intangible amortization for the year ended December 31, 2018.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of December 31, 2019 (dollars in thousands):

	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
2020	$4,659	$490	$(915)	$4,234
2021	3,303	464	(784)	2,983
2022	2,764	440	(684)	2,520
2023	2,275	387	(524)	2,138
2024	1,503	255	(326)	1,432
Thereafter	3,023	594	(206)	3,411
Total	$17,527	$2,630	$(3,439)	$16,718

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of December 31, 2019, the weighted average remaining amortization period of above-market lease intangible assets, in-place lease intangibles and below-market lease intangibles is approximately 6.9 years, 5.9 years and 4.7 years, respectively.

Note 6 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2019 and 2018 are detailed in the table below (dollars in thousands):

	December 31, 2019	December 31, 2018
Restricted cash- escrow accounts	$2,527	$-
Prepaid assets and deposits	2,144	266
Right-of-use assets	1,284	-
Pre-acquisition costs	1,130	309
Receivables due from related parties	525	1,191
Other receivables, net of allowance of $193 and $143	113	611
Corporate property, net	101	74
Straight-line rent receivable	30	-
Interest rate cap asset	16	-
Pre-offering costs	-	393
	$7,870	$2,844

The $0.5 million and $1.2 million in receivables due from related parties as of December 31, 2019 and December 31, 2018, respectively, are described further in Note 16 “Related Party Transactions”.

Note 7 – Mortgage and Other Indebtedness

2019 Mortgage and Other Indebtedness

The table below details the Company’s debt balance at December 31, 2019 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (6)	Balance Outstanding at December 31, 2019
Basis Term Loan (net of discount of $1,118)	January 1, 2023	Floating (3)	6.125%	$62,996
Basis Preferred Interest (net of discount of $224) (1)	January 1, 2023 (2)	Fixed	14.0%	9,471
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,500
MVB Revolver	December 27, 2020 (8)	Floating (4)	6.75%	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (5)	4.06%	10,200
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,275
Vista Shops at Golden Mile Loan	January 25, 2021	LIBOR + 2.50%	4.26%	8,950
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	4.51%	9,650
Mezzanine Loans (7)	-	-	-	2,738
				$113,780
Unamortized deferred financing costs				(1,307)
Total Mortgage and Other Indebtedness				$112,473
(1)

The outstanding balance includes approximately $2.8 million of indebtedness related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(2)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP (as defined below) will mature at that time.
(3)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(4)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.

(5)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(6)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 1.76%, as of December 31, 2019.
(7)

The Mezzanine loans represent loans on two of the properties included in the Initial Mergers (as described in Note 1 under the heading “—Merger with MedAmerica Properties, Inc.”). These loans were to be paid off in connection with the Mergers; however, due to the timing of the closing of the Mergers in late December 2019, the loans were not paid off by the Company until the first quarter of 2020.

(8)	In December 2020, the Company entered into a one-year extension on the MVB Revolver as described below under the heading “—2020 Forbearance Agreements and Debt Amendments”.

Basis Term Loan

On December 27, 2019, in connection with the closing of the Initial Mergers, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and was outstanding as of December 31, 2019. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of December 31, 2019, the interest rate of the Basis Term Loan was 6.125%.

The Company used the proceeds from the Basis Term Loan to repay indebtedness securing properties acquired in the Initial Mergers and for general corporate purposes, including the payment of certain transaction costs.

The Borrowers’ obligations under the Basis Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan.

The Basis Loan Agreement contains certain customary representations and warranties and affirmative negative and restrictive covenants, including certain property related covenants for the properties owned by the Sub-OP, including a requirement that certain capital improvements be made. The Basis Lender has certain approval rights over amendments or renewals of material leases (as defined in the Basis Loan Agreement) and property management agreements for the properties securing the Basis Term Loan.

If (i) an event of default exists, (ii) BSR or any other subsidiary of the Company serving as property manager for one of the secured parties becomes bankrupt, insolvent or a debtor in an insolvency proceeding, or there is a change of control of BSR or such other subsidiary without approval by the Basis Lender, (iii) a default occurs under the applicable management agreement, (iv) the property manager has engaged in fraud, willful misconduct, misappropriation of funds or is grossly negligent with regard to the applicable property, the Basis Lender may require a Borrower to replace BSR or such other subsidiary of the Company as the property manager and hire a third party manager approved by the Basis Lender to manage the applicable property.

The Borrowers are generally prohibited from selling the properties securing the Basis Term Loan and the Company is prohibited from transferring any interest in any of the Borrowers, in each case without consent from the Basis Lender. The Company is prohibited from engaging in transactions that would result in a Change in Control (as defined in the Basis Loan Agreement) of the Company. Under the Basis Loan Agreement, among other things, it is deemed a Change in Control if Michael Z. Jacoby ceases to be the chairman and chief executive officer of the Company and actively involved in the daily activities and operations of the Company and the Borrowers and a competent and experienced person is not approved by the Basis Lender to replace Mr. Jacoby within 90 days of him ceasing to serve in such roles.

The Basis Loan Agreement provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events and changes in control. If an event of default occurs and is continuing under the

Basis Loan Agreement, the Basis Lender may, among other things, require the immediate payment of all amounts owed thereunder.

In addition, if there is a default by the Company under the MVB Loan (as defined below), by Mr. Jacoby under his guarantee of the MVB Loan or by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the Borrowers’ cash account in which collects retains rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as collateral for the Basis Term Loan.

The Basis Loan Agreement includes a debt service coverage calculation which includes an adjustment for tenants that are more than one-month delinquent in paying rent. Due to the effect of the COVID-19 pandemic, beginning in April 2020 a substantial number of the Company’s tenants were more than one-month delinquent in paying rent. Adjusting the revenue for these tenants in the debt service calculation would result in a debt service coverage ratio below 1.05x. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The lender has not expressed any intention to place the loan into cash management or remove the Company as manager of these properties, but we can provide no assurances that it will not do so in the future. Additionally, the debt service coverage calculation is not a covenant under the Basis Loan Agreement and therefore does not trigger a default under the Basis Loan Agreement.

Basis Preferred Interest

On December 27, 2019, in connection with the closing of the Initial Mergers, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of December 31, 2019, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of December 31, 2019, the Minimum Multiple Amount was approximately $2.8 million which is included as indebtedness on the consolidated balance sheet and interest expense on the consolidated statement of operations.

The Operating Partnership serves as the managing member of the Sub-OP. However, the Preferred Investor has approval rights over certain major decisions (as defined in the Sub-OP Operating Agreement), including, but not limited to, (i) the incurrence of new indebtedness or modification of existing indebtedness by the Sub-OP or its direct or indirect subsidiaries, (ii) capital expenditures over $250,000, (iii) any proposed change to a property directly or indirectly owned by the Sub-OP, (iv) direct or indirect acquisitions of new properties, (v) the sale or other disposition of any property directly or indirectly owned by the Sub-OP, (v) the issuance of additional membership interests in the Sub-OP, (vi) the entry into any new material lease or any amendment to an existing material lease and (vii) decisions regarding the dissolution, winding up or liquidation of the Sub-OP or the filing of any bankruptcy petition by the Sub-OP.

Under certain circumstances, including in the event that the Preferred Investor’s interests are not redeemed on or prior to the Redemption Date (as it may be extended), the Preferred Investor may remove the Operating Partnership as the manager of the Sub-OP and as the manager for each of the property owning entities held under the Sub-OP.

The obligations of the Operating Partnership under the Sub-OP Operating Agreement are guaranteed by the Company, Mr. Jacoby, the Company’s chairman and chief executive officer, and Mr. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of this guarantee.

The Preferred Investor’s interests in the Sub-OP under the Sub-OP Operating Agreement are mandatorily redeemable, and, as a result, are characterized as indebtedness in the accompanying consolidated financial statements.

MVB Loan

On December 27, 2019, in connection with the closing of the Initial Mergers, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan matures on December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to December 27, 2021 under the terms described below under the heading “—2020 Forbearance Agreements and Debt Amendments”. The MVB Term Loan has a fixed interest rate of 6.75% per annum. The MVB Revolver carries an interest rate of the greater of (i) Prime Rate plus 1.5% and (ii) 6.75%.

The MVB Term Loan and the MVB Revolver were fully drawn at closing of the Initial Mergers and as of December 31, 2019.

The MVB Loan Agreement is secured by certain personal property of the Company, the Operating Partnership and BSR. In addition, Mr. Jacoby has pledged the shares of the Company’s common stock and OP units received as consideration in the Initial Mergers as collateral under the MVB Loan Agreement. The obligations of the Company and the Operating Partnership under the MVB Loan Agreement are guaranteed by a subsidiary of the Company and Michael Z. Jacoby, in his individual capacity.

The MVB Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The MVB Loan Agreement also requires the Company to maintain (as such terms are defined in the MVB Loan Agreement) (i) a debt service coverage ratio of at least 1.30 to 1.00, (ii) an EBITDA to consolidated funded debt ratio of less than 8.0%, (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $5.0 million (the “Minimum Liquidity Requirement”), and (iv) one or more deposit accounts with MVB with an aggregate minimum balance of $3.0 million (the “Deposit Requirement”). The failure to comply with the Deposit Requirement is not a default under the MVB Loan Agreement but will increase the interest rate under the MVB Term Loan and MVB Revolver by 1.0% until the Deposit Requirement has been satisfied. See “—2020 Forbearance Agreements and Debt Amendments” for amendments to these covenants and compliance dates.

The MVB Loan Agreement provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events and changes in control. If an event of default occurs and is continuing under the MVB Loan Agreement, MVB may, among other things, require the immediate payment of all amounts owed thereunder.

Mortgage Indebtedness

In addition to the indebtedness described above, as of December 31, 2019, the Company had approximately $32.1 million of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, and Brookhill mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00 and 1.35 to 1.00, respectively.

As of December 31, 2019, the Company was in compliance with all covenants under its debt agreements. The Company has not been in compliance with all covenants under its debt agreements in 2020 as described below under the heading “—2020 Forbearance Agreements and Debt Amendments”.

2020 Forbearance Agreements and Debt Amendments

During the second quarter of 2020, the lenders for the Company’s mortgage loans secured by the Brookhill, Hollinswood and Vista properties agreed to defer payments of principal and interest for three months, and the lender for the Company’s mortgage loan secured by the Avondale property agreed to require interest-only payments for four months. Additionally, during the second quarter of 2020, the lender under the MVB Loan Agreement agreed to require interest-only payments for three months and deferred covenant tests until March 31, 2021.  Subsequent to the initial payment deferral, during the third quarter of 2020, the Company’s lender for the mortgage loans secured by Hollinswood and Vista agreed to defer payments of principal and interest for another three months. The deferred amounts for the Hollinswood mortgage loan are due in six equal monthly installments beginning in November 2020. The deferred amounts for all other loans will be due at loan maturity.

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers under the Basis Loan Agreement for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As of the date of these financial statements, there was approximately $1.2 million and $0.2 million remaining available to the Company from these capital contributions.

As described above under the heading “—Merger with MedAmerica Properties Inc.”, in July 2020 the Company completed the Merger to acquire Lamar Station Plaza East which included the assumption of $2.5 million in debt. Additionally, in connection with the Merger, the Company entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. Upon assumption of the loan agreement, the Company was in default of the debt service coverage ratio (as defined in the loan agreement) as of December 31, 2019 and June 30, 2020 and had not cured the default by making a principal payment within sixty days in a manner sufficient to reduce the outstanding loan amount in order to satisfy the covenant test. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to the Company’s satisfaction of certain conditions, including (i) execution of a lease agreement with a specified tenant on or before January 1, 2021, (ii) issuance of a certificate of occupancy for a specified tenant on or before January 1, 2021, and (iii) delivery of subordination, nondisturbance and attornment agreements on or before October 2, 2020 for specified tenants. If the Company does not satisfy these conditions the Lender’s forbearance will terminate. The Company expected to meet each of the above conditions except for the execution of a lease agreement with a specified tenant on or before January 1, 2021. Additionally, the Company expects to be in default of the debt service coverage ratio as of December 31, 2020 and the Company does not plan to cure the default in order to satisfy the covenant test. The Company entered into a second loan modification agreement effective November 2020 in which the lender to agreed to forbear enforcement of the events of default subject to the Company’s satisfaction of certain conditions including (i) issuance of a certificate of occupancy for a specified tenant on or before January 31, 2021 and (ii) the specified tenant has taken full possession and occupancy of the space on or before January 31, 2021. The Company expects to meet both conditions but can provide no assurances that it will be able to do so. If the Company fails to satisfy these conditions, the lender may declare an event of default and ultimately foreclose on the property.

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021. The amendment also eliminates the revolving nature of the facility and requires the repayment a $250,000 on each of (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties and (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property. Additionally, this amendment (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

PPP Loan

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note (the “PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), which was established under the CARES Act and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan bears interest at a rate of 1.0% per year. The PPP Note contains certain events of default relating to, among other things, failure to make any payment when due and material adverse changes in the borrower’s financial condition. The occurrence of an event of default, following any applicable cure period, would permit MVB to declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the PPP Note to be immediately due and payable.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and certain mortgage interest, rent and utility expenses. The terms of any forgiveness may also be subject to further requirements under any regulations and guidelines the SBA may adopt. The Company can provide no assurances that it will obtain forgiveness of the PPP Loan in whole or in part. If the Company does not obtain forgiveness it is required to make 24 monthly payments of principal and interest in the amount of $32,032 per month. The PPP Loan matures on October 20, 2022.

Deferred Financing Costs

The total amount of deferred financing costs associated with the Company’s debt at December 31, 2019 was $1.3 million, gross ($1.3 million, net). These costs are netted against the debt balance outstanding on the Company’s consolidated balance sheet and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of less than $0.1 million for each of the years ended December 31, 2019 and 2018, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2019 (dollars in thousands):

Year	Amount Due
2020	$3,387
2021	11,756
2022	4,443
2023	74,451
2024	10,020
Thereafter	11,065
Total	$115,122

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of December 31, 2019, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. The changes in the fair value of the Company’s derivatives, which do not qualify for hedge accounting, are recognized in earnings. As of December 31, 2019, the Company recognized approximately $0.1 million in expense related to fair value adjustments on derivatives.

The fair value of the Company’s derivative financial instruments at December 31, 2019 was an interest rate cap asset of less than $0.1 million and an interest rate swap liability of approximately $0.1 million. The interest rate cap asset is included in Other assets, net and the interest rate swap liability is included in accounts payable and accrued expenses on the consolidated balance sheet, respectively. The Company did not have any derivative financial instruments at December 31, 2018.

2018 Mortgage and Other Indebtedness

The table below details the Company’s debt balance at December 31, 2018 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate at December 31, 2018	Balance Outstanding at December 31, 2018
Acquisition Line of Credit	April 1, 2019	Floating (1)	6.5%	$1,000
Accounts Receivable Based Line of Credit	April 1, 2019	Floating (1)	6.5%	1,250
Working Capital Line of Credit	April 1, 2019	Floating (1)	6.5%	750
Guidance Line of Credit	April 30, 2019	Fixed	7.00%	658
Business Term Loan	December 7, 2022	Fixed	5.25%	1,010
				$4,668
Unamortized deferred financing costs				(30)
Total Mortgage and Other Indebtedness				$4,638
(1)	The interest rate was the greater of (i) 5.25% and (ii) LIBOR plus 4.0%

In December 2017, the Company entered into a $3.25 million loan agreement with EagleBank which was comprised of (i) a $1.25 million term loan, (ii) a $1.25 million accounts receivable line of credit and (iii) a $0.75 million working capital line of credit.

The $1.25 million term loan was advanced in full to the Company in December 2017 and required principal payments of approximately $0.2 million per year until maturity in December 2022. Interest on the term loan was payable monthly and bears a rate of 5.5% for outstanding balances greater than $1,010,000 and 5.25% for balances equal to or less than $1,010,00. The Company had the option to make a single curtailment payment of $0.5 million which would reduce the interest payment on the loan to 5.0%. The outstanding balance at December 31, 2018 was $1.0 million and the interest rate was 5.25%. This term loan was paid off in 2019.

The accounts receivable line of credit allowed for the Company to borrow up to $1.25 million provided that the outstanding principal balance did not exceed eighty percent of Eligible Accounts Receivable, as defined in the Loan Agreement. The accounts receivable line of credit matured in April 2019, required interest only payments until maturity and carried an interest rate equal to the greater of (i) LIBOR plus 4.0% and (ii) 5.25%. The interest rate on the accounts receivable line of credit at December 31, 2018 was 6.5%. The $1.25 million line of credit was advanced in full to the Company at December 31, 2018 and was paid off in 2019.

The working capital line of credit allowed for the Company to borrow up to $0.75 million for working capital needs and matured on April 1, 2019. The working capital line of credit carried an interest rate equal to the greater of (i) LIBOR plus 4.0% and (ii) 5.25%. The interest rate on the working capital line of credit at December 31, 2018 was 6.5%. The $0.75 million line of credit was advanced in full to the Company at December 31, 2018 and was paid off in 2019.

In December 2017, the Company entered into a $1.0 million loan agreement with EagleBank for an acquisitions line of credit that matured in April 2019. Advances under the acquisition line of credit required an executed purchase agreement for the acquisition of a property and approval by the lender. Interest on the acquisitions line of credit was the greater of (i) LIBOR plus 4.0% and (ii) 5.25%. The interest rate on the acquisitions line of credit at December 31, 2018 was 6.5%. The $1.0 million acquisition line of credit was advanced in full to the Company at December 31, 2018 and was paid off in 2019.

In October 2015, the Company entered into a loan agreement with EagleBank for a $2.0 million revolving line of credit. The line of credit had a one-year maturity and was reviewed by the lender annually for renewal. Each request for advance under the line of credit was evidenced by a sub-note that had a maturity of nine months subsequent to the advance. The $2.0 million line of credit has expired; therefore, the Company had no availability under the line at December 31, 2018. One sub-note remained outstanding at December 31, 2018 which had an outstanding balance of $0.7 million and matured on April 30, 2019. The outstanding interest rate on the sub-note as of December 31, 2018 was 7.0%. The sub-note was paid off in 2019.

All outstanding debt balances were paid off on December 27, 2019 in conjunction with the Company’s Mergers as described in Note 1 under the heading (“—Merger with MedAmerica Properties Inc.”).

Note 8 - Commitments and Contingencies

Commitments

As detailed in Note 1 under the heading “—Merger with MedAmerica Properties Inc.” there are six Mergers that have not been completed. The Company will issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these six properties and earn management fees.

Leases

At the inception of a lease and over its term, the Company evaluates each lease to determine the proper lease classification. Certain of these leases provide the Company with the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, the Company has determined that they should be evaluated as lease arrangements. As of December 31, 2019, the Company was obligated under operating lease agreements consisting primarily of the Company’s office leases, equipment leases and a ground lease related to a parcel of land adjacent to one of the Company’s properties, which expires in 2035. The Company’s ground lease rent is approximately $8,000 annually and is included in property-related expenses. The majority of the Company’s office leases contain provisions for specified annual increases over the rents of the prior year and are computed based on a specified annual increase over the prior year’s rent, generally between 3.0% and 4.0%. The Company’s office leases have initial terms ranging from 3 to 7 years.

In accordance with the adoption of the new lease accounting standard (see Note 2 “—Recent Accounting Pronouncements”) the Company recorded right-of-use assets (included in Other assets, net on the consolidated balance sheet) and related lease liabilities (included in Accounts payable and accrued expenses on the consolidated balance sheet) for these leases as of January 1, 2019. As of December 31, 2019, the Company’s weighted average remaining lease term is approximately 4.4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 6.3%. The Company has not recognized a right-of-use asset and lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

In calculating the right-of-use assets and related lease liabilities, the Company’s lease payments are typically discounted at its incremental borrowing rate because the interest rate implicit in the lease cannot be readily determined in the absence of key inputs which are typically not reported by our lessors. Judgment was used to estimate the secured borrowing rate associated with our leases and reflects the lease term specific to each lease.

The Company remeasures its lease liabilities monthly at the present value of the future lease payments using the discount rate determined at lease commencement.   Rent expense relating to the operating leases, including straight-line rent, was approximately $0.4 million for each of the years ended December 31, 2019 and 2018 and is recorded in general and administrative in our statements of operations.

The Company’s future minimum lease payments for its operating leases as of December 31, 2019 under ASC 842 were as follows (dollars in thousands):

For the year ending:
2020	$418
2021	399
2022	368
2023	311
2024	9
Thereafter	86
Total undiscounted future minimum lease payments	1,591
Discount	(209)
Operating lease liabilities	$1,382

The Company’s future minimum lease payments for its operating leases as of December 31, 2018 under ASC 840 were as follows (dollars in thousands):

For the year ending:
2019	$440
2020	410
2021	391
2022	360
2023	303
Thereafter	1
Total	$1,905

Contingencies

From time to time, the Company or its properties may be subject to claims and suits in the ordinary course of business. The Company’s lessees and borrowers have indemnified, and are obligated to continue to indemnify, the Company against all liabilities arising from the operations of the properties and are further obligated to indemnify it against environmental or title problems affecting the real estate underlying such facilities. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Note 9 - Equity

Common Stock

In December 2019, the Company issued 18,776,768 shares of common stock related to the Initial Mergers and the merger of Brookhill Azalea Shopping Center (as discussed above in Note 1 under the heading “—Merger with MedAmerica Properties, Inc.”). In addition, in connection with the closing of the Initial Mergers, the Company issued 200,000 shares of common stock to Boca Equity Partners LLC (“BEP”), an affiliate of Gary O. Marino, the Company’s former chairman, as consideration for certain obligations owed by the Company to BEP. The shares of Common Stock issued to BEP were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Series A Preferred Stock

As of December 31, 2019, the Company had 500 shares of Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”), outstanding, all of which were assumed from MedAmerica upon completion of the Initial Mergers. The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors.

In the event of any voluntary or involuntary liquidation, sale, merger, consolidation, dissolution or winding up of the Company, before any distribution of assets shall be made to the holders of the Company’s common stock, each holder of Series A preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to the $100 issue price plus all Series A preferred dividends accrued and unpaid on such shares up to the date of distribution of the available assets (such amount, the “Liquidation Preference”). The amount deemed distributed for purposes of determining the Liquidation Preference shall be the cash or the fair market value of the property, rights or securities distributed to the holders of Series A preferred stock as determined in good faith by the Company’s board of directors. If, upon a liquidation event, the available assets are insufficient to pay the Liquidation Preference to the holders of Series A preferred stock in full, then the available assets shall be distributed ratably among the holders of Series A preferred stock in proportion to their respective ownership of shares of Series A preferred stock.

Shares of Series A preferred stock, excluding accrued Series A preferred dividends, which will be paid as described above, may, in the sole discretion of the holder of such shares of Series A preferred stock and by written notice to the Company, be converted into shares of the Company’s common stock, at a conversion price of $0.20 per share, subject to certain adjustments, in whole or in part at any time.

Holders of Series A preferred stock are generally not entitled to voting rights.

Noncontrolling Interest

As of December 31, 2019, the Company owned an 88.4% interest in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 11.6% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) will have the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis.

2020 Equity Incentive Plan

On January 16, 2020, the board of directors of the Company approved the Broad Street Realty, Inc. 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, the Company may issue equity-based awards to directors, officers, employees, independent contractors and other eligible persons. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. A total of 3,620,000 shares of the Company’s common stock are available for issuance under the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options are presented in the table below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Options assumed with MedAmerica Merger on December 27, 2019	70,000	$7.71	$-	2.77	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at December 31, 2019	70,000	$7.71	$-	2.76	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at December 31, 2019. The intrinsic value is not material.

Note 10 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the years ended December 31, 2019 and 2018 by type of service (dollars in thousands):

		Year Ended December 31,
	Topic 606 Revenue Recognition	2019	2018
Topic 606 Revenues
Leasing commissions	Point in time	$4,466	$3,139
Property and asset management fees	Over time	1,602	1,534
Engineering services	Over time	513	453
Guaranty fees	Over time	30	31
Development fees	Over time	225	101
Sales commissions	Point in time	-	337
Equity fees	Point in time	117	166
Acquisition and disposition fees	Point in time	-	81
Topic 606 Revenue		6,953	5,842
Out of Scope of Topic 606 revenue
Rental Income		242	-
Sublease income		47	93
Total Out of Scope of Topic 606 revenue		289	93
Total Revenue		$7,242	$5,935

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of December 31, 2019 are as follows (dollars in thousands):

For the year ending December 31:
2020	$11,280
2021	11,192
2022	10,887
2023	10,062
2024	8,120
Thereafter	24,377
Total	$75,918

Note 11- Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2019 (dollars in thousands).

Location	Number of Properties	Gross Real Estate Assets at December 31, 2019	Percentage of Total Real Estate Property Investments at December 31, 2019	Rental income for the year ended December 31, 2019 (1)
Maryland	4	$71,507	41.2%	$131
Virginia	4	67,120	38.7%	65
Pennsylvania	1	26,534	15.3%	37
Washington D.C.	1	8,383	4.8%	9
	10	$173,544	100.0%	$242
(1)

Represents rental income from the property acquisition date in December 2019 through December 31, 2019. Nine of the properties were acquired on December 27, 2019 and one property was acquired on December 31, 2019.

Note 12 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the 401(k) Plan, the Company may make discretionary contributions on behalf of the eligible employees. The Company made contributions to the 401(k) Plan of approximately $0.1 million for each of the years ending December 31, 2019 and 2018, respectively.

Note 13 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. Weighted average OP units outstanding for the year ended December 31, 2019 was 0.9 million.

The following table sets forth the computation of earnings per common share for the years ended December 31, 2019 and December 31, 2018 (amounts in thousands, except per share amounts):

Numerator:	For the year ended December 31, 2019	For the year ended December 31, 2018
Net loss	$(5,070)	$(2,156)
Plus: Net loss attributable to noncontrolling interest	3,180	2,156
Net loss attributable to common stockholders	$(1,890)	$-
Denominator
Basic weighted-average common shares	265	-
Dilutive potential common shares	-	-
Diluted weighted-average common shares	265	-

Net loss per common share- basic and diluted	$(7.12)	$-

Note 14 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheet was less than $0.1 million at December 31, 2019. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheet, was approximately $0.1 million at December 31, 2019. The Company did not have any derivative financial instruments at December 31, 2018. See Note 7 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2019 and 2018 due to their short-term nature of these instruments (Level 1).

At December 31, 2019 and 2018, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin and borrowings at fixed rates. The fair value of the Company’s $94.6 million and $3.0 million in borrowings under variable rates at December 31, 2019 and December 31, 2018, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of December 31, 2019 and 2018 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of December 31, 2019, the fair value of the Company’s $17.2 million fixed rate debt was estimated to be approximately $17.2 million. As of December 31, 2018, the fair value of the Company’s $1.7 million fixed rate debt was estimated to be approximately $1.8 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 15- Taxes

Prior to the completion of the Mergers on December 27, 2019 (as described in Note 1 under the heading “—Merger with MedAmerica Properties Inc.”), the Company was structured as a limited liability company and was treated as a partnership for U.S. federal and state income purposes. As such, any taxes incurred prior to the Mergers are the responsibility of the members, and accordingly no provisions for federal or state income taxes were recorded for the Company. The income tax benefit consisted of the following for the year ended December 31, 2019 (dollars in thousands):

Year Ended December 31, 2019
Current:
Federal	$-
State	-
Total current tax expense (benefit)	-
Deferred:
Federal	$(502)
State	(202)
Total deferred tax benefit	(704)
Total income tax benefit	$(704)

The Company’s effective income tax rate for the years ended December 31, 2019 and December 31, 2018 reconciles with the federal statutory rate as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal statutory rate	21.0%	21.0%
Loss attributable to partnership not subject to tax	-11.6%	-21.0%
State income taxes, net of federal tax benefit	2.8%	0.0%
Effective income tax rate on income before taxes	12.2%	0.0%

The difference between the Company’s effective tax rate and federal statutory rate for 2019 is 8.8% which is primarily due to permanent items and state taxes.

Deferred income tax liabilities are comprised of the following at December 31, 2019 (dollars in thousands):

Year Ended December 31, 2019
Investment in the Operating Partnership	$(14,707)
NOL Carryforwards	57
Total deferred tax liabilities	$(14,650)

At December 31, 2019, the Company has federal and state income tax NOL carryforwards of approximately $0.2 million which will carry forward indefinitely subject to annual taxable income limitations.

The Company had no uncertain tax positions as of December 31, 2019. Generally, for federal and state purposes, the Company's 2016 through 2019 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of income tax expense.

Note 16 – Related Party Transactions

Receivables and Payables

As of December 31, 2019, the Company had $0.5 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, the Company had $1.1 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheet.

As of December 31, 2018, the Company had $1.2 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which includes a loan of approximately $1.0 million due from a member of the Company that was repaid to the Company during 2019 and approximately $0.2 million due from properties managed by the Company for working capital purposes. Additionally, as of December 31, 2018, the Company had $2.2 million in payables due to related parties, which included approximately $2.1 million due to properties managed by the Company related to amounts borrowed by the Company for working capital and approximately $0.1 million due to an entity that is owned by the former members of the Company.

Approximately $2.8 million and $3.1 million of the Company’s total revenue for the years ended December 31, 2019 and December 31, 2018, respectively, was generated from related parties. Additionally, approximately $0.3 million and $0.2 million of the Company’s accounts receivable, net balance at December 31, 2019 and December 31, 2018, respectively, was owed from related parties.

Included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2019 is $1.5 million of consideration to be paid to Mr. Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in January 2020.

The Mergers

As consideration in the Mergers that have closed as of the date of these financial statements, as a result of their interests in the Broad Street Entities party to such Mergers, (i) Mr. Jacoby received 2,004,146 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,004,146 shares of the Company’s common stock and 420,523 OP units, (iii) Alexander Topchy, the Company’s Chief Financial Officer, received an aggregate of 96,281 shares of the Company’s common stock and 48,320 OP units and (iv) Daniel J.W. Neal, a member of the Company’s Board of Directors, received, directly or indirectly, 521,996 shares of the Company’s common stock. As consideration in the remaining six Mergers as a result of their interests in the remaining Broad Street Entities, (i) Mr. Jacoby will receive an aggregate of approximately 547,513 shares of the Company’s common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 547,513 shares of the Company’s common stock and 136,213 OP units, (iii) Mr. Topchy will receive 43,001 shares of the Company’s common stock and 14,338 OP units and (iv) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 361,127 shares of the Company’s common stock.

Management Fees

The Company provides management services for the seven properties to be acquired as of December 31, 2019 in the seven remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the seven properties.

Messrs. Jacoby and Yockey along with Mr. Topchy, Jeffrey H. Foster, a member of the Company’s Board of Directors, and Aras Holden, the Company’s vice president of asset management and acquisitions, collectively own a 20.9% interest in BBL Current Investors LLC (“BBL”). BBL intends to redevelop a property adjacent to the Company’s Midtown Colonial property into a mixed use facility with retail on the ground floor and multi-family above. When the redevelopment is complete, the Company will manage the retail portion of the property and will receive management fees from BBL. However, the Company will have no ownership interest in the property.

Tax Protection Agreements

On December 27, 2019, pursuant to the Merger Agreements, the Company and the Operating Partnership entered into tax protection agreements (the “Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Mr.. Jacoby, Mr. Yockey and Mr. Topchy, in connection with their receipt of OP units in certain of the Initial Mergers. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello and Vista Shops at Golden Mile (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Internal Revenue Code.
Guarantees

The Company’s subsidiaries’ obligations under the Basis Term Loan Agreement, the Sub-OP Operating Agreement and the Brookhill mortgage loan are guaranteed by Mr. Jacoby and Mr. Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the MVB Loan Agreement.

Consulting Agreement

The Company has engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning upon the completion of the Initial Mergers. Pursuant to this arrangement, the Company will pay Timbergate Ventures, LLC a consulting fee of $0.2 million per year.

Legal Fees

Samuel M. Spiritos, a member of the Company’s Board of Directors, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During 2019, the Company paid approximately $0.5 million in legal fees to Shulman Rogers LLP.

Note 17 – Subsequent Events

2020 Real Estate Acquisitions

As described in Note 1 under the heading “—Merger with MedAmerica Properties, Inc.” on July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East. Additionally, as described in Note 4 the Company completed the acquisition of the fee-simple interest in the land that the Cromwell Field Shopping Center is located on under a leasehold interest.

2020 Forbearance Agreements and Debt Amendments

As described in Note 7 under the heading “—2020 Forbearance Agreements and Debt Amendments” the Company amended various debt agreements with its lenders, which resulted in temporary deferral of payments and additional capital contributions to the Company.

Impact of COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants and rental revenue. The Company has observed the impact of COVID-19 manifest in the form of temporary closures or significantly limited operations among its tenants, with the exception of tenants operating in certain “essential” businesses, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. In addition, lease renewals and new leasing activity are expected to be adversely impacted as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic. The extent of the COVID-19 pandemic’s effect on the Company’s future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration, spread and intensity of the pandemic, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, the Company cannot accurately predict the effect on future periods, but the Company expects the pandemic and the related government measures to have an adverse impact on its financial condition, liquidity, results of operations and cash flows and the impact could be material.

The Company has entered into lease modifications that deferred approximately $0.3 million of contractual revenue and waived approximately $0.3 million of contractual revenue. To date, the weighted average payback period of deferred rent is approximately seven months. Collections and rent deferrals to date may not be indicative of collections or rent deferrals in any future period.

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

It also appropriated funds for the SBA PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company received funds under the PPP as described in Note 7 under the heading (“—PPP Loan”). Additionally, the Company has utilized the deferred payment of the employer portions of social security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges.

The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operation, or liquidity.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

				Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Property Name	Location	Property Type	Encumbrances	Land	Building and improvements and intangible lease assets and liabilities	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements and intangible lease assets and liabilities	Total(1)	Accumulated Depreciation(1) (2)	Date of Construction/ Renovation	Date Acquired
Avondale Shops	Washington, D.C.	Shopping Center	$4,900	$1,775	$6,591	$-	$1,775	$6,591	$8,366	$(5)	2010	2019
Brookhill Azalea Shopping Center	Richmond, VA	Shopping Center	9,650	1,344	15,554	-	1,344	15,554	16,898	(3)	2012	2019
Coral Hills Shopping Center	Capitol Heights, MD	Shopping Center	10,504	2,186	14,317	-	2,186	14,317	16,503	(23)	2012	2019
Crestview Square	Landover Hills, MD	Shopping Center	11,724	2,853	15,717	-	2,853	15,717	18,570	(18)	2012	2019
Dekalb Plaza	East Norriton, PA	Shopping Center	13,302	7,570	17,470	-	7,570	17,470	25,040	(14)	2015	2019
Hollinswood Shopping Center	Baltimore, MD	Shopping Center	12,452	5,897	15,025	-	5,897	15,025	20,922	(13)	2018	2019
Midtown Colonial	Williamsburg, VA	Shopping Center	6,270	3,946	9,970	-	3,946	9,970	13,916	(8)	2018	2019
Midtown Lamonticello	Williamsburg, VA	Shopping Center	9,707	3,108	12,659	-	3,108	12,659	15,767	(5)	2019	2019
Vista Shops at Golden Mile	Frederick, MD	Shopping Center	14,544	4,342	10,219	-	4,342	10,219	14,561	(12)	2008	2019
West Broad Commons	Richmond, VA	Shopping Center	11,489	1,329	18,222	-	1,329	18,222	19,551	(15)	2017	2019
Total			$104,542	$34,350	$135,744	$-	$34,350	$135,744	$170,094	$(116)

(1)	The changes in total real estate and accumulated depreciation for the year ended December 31, 2019 is as follows (in thousands):

For the year ended December 31, 2019
Cost
Balance at beginning of period	$-
Acquisitions	170,094
Capitalized costs	-
Balance at end of period	$170,094

Accumulated Depreciation
Balance at beginning of period	$-
Depreciation	116
Balance at end of period	$116

The unaudited aggregate tax value of real estate assets for federal income tax purposes as of December 31, 2019 is estimated to be $90.2 million.

(2)

The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 7.5 to 45 years. The cost of intangible lease assets are depreciated on a straight-line basis over the initial term of the related leases, ranging up to 19 years. See note 2 to the consolidated financial statements for information on useful lives used for depreciation and amortization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our chief executive officer and chief financial officer that our disclosure controls and procedures as of December 31, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control system will be designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Notwithstanding that we do not qualify for the relief afforded by Instruction 1 to Item 308 of Regulation S-K to newly public companies, our management has not assessed our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2019, the end of our last fiscal year. We will do so initially as of December 31, 2020. Notwithstanding that management did not complete this assessment, in connection with the preparation of this Annual Report on Form 10-K and the consolidated financial statements and related disclosures herein, management identified material weaknesses in our internal control over financial reporting as described below under “—Material Weaknesses.”

We were unable to conduct the required assessment due to the closing of the Initial Mergers occurring on December 27, 2019, four days prior to the end of the fiscal year, and the substantial change in operational focus, management and the internal control environment following the closing of the Initial Mergers. In connection with the closing of the Initial Mergers, all of the Company’s then-existing officers resigned and all of BSR’s management team and employees, including its accounting personnel, became the management team and employees of the Company. In addition, the accounting and financial systems of the Company were replaced by those of BSR. Due to the extensive changes to our internal control environment, it was not possible for us to develop, implement, refine, test and assess our internal control environment and produce management’s assessment of internal control over financial reporting as of December 31, 2019 as required by Item 308(a) of Regulation S-K.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of this Annual Report on Form 10-K and the consolidated financial statements and related disclosures herein, management identified the following material weaknesses:

Prior to the completion and as a result of the Mergers, the Company did not maintain a sufficient complement of accounting resources with adequate knowledge, experience and training to assess the accounting and financial reporting implications for complex and non-routine transactions, including for the Mergers.  Specifically:

•	the Company’s existing accounting resources did not have sufficient experience in accounting for business combinations and in preparing consolidated financial statements in accordance with U.S. GAAP;
•	the Company did not maintain sufficient resources necessary to provide timely preparation, review and oversight in the financial statement preparation and financial reporting process;
•	the Company’s existing financial reporting resources did not have sufficient experience with financial statement preparation, disclosure and filings for public companies; and
•	the Company’s financial reporting process was also impacted by the COVID-19 pandemic, including limited office and system access and restricted accounting and management personnel interactions.

As a result of these material weaknesses in internal control over financial reporting, the Company was unable to prepare and file its consolidated financial statements within the timelines prescribed by the SEC and,  accordingly, as of December 31, 2019, the Company did not maintain adequate disclosure controls and internal control over financial reporting necessary to provide for the timely reporting of accurate financial information.

Remediation Plan

Management, under the oversight of the Audit Committee of the Board of Directors, is implementing measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The Company began remediating the material weaknesses during the first quarter of 2020.  The Company’s remediation efforts have included an analysis of existing internal control over financial reporting and an assessment of its internal and external accounting resources.

The Company began analyzing its existing internal control over financial reporting in the first quarter of 2020, including the identification and remediation of all missing or inadequately designed controls.  The Company anticipates that its control improvement efforts will be completed during the first half of 2021.  Once all appropriately designed controls are in place, they will need to be operating for a sufficient period of time prior to concluding they are operating effectively.

The Company engaged outside consultants to assist with various accounting and financial reporting matters in the first quarter of 2020 and began assessing the need for hiring of additional accounting and financial reporting resources.  As of the date of the filing of this Annual Report, the Company has hired several internal resources, including a vice president of finance and reporting. The Company will continue assessing its needs for both internal and external resources going forward.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information concerning our directors, including their ages as of December 18, 2020:

Name	Age	Position(s)
Michael Z. Jacoby	57	Chairman and Chief Executive Officer
Vineet P. Bedi (2)(3)	37	Director
Joseph Bencivenga (2)	61	Director
Jeffrey H. Foster (1)(3)	58	Director
Daniel J.W. Neal (2)(3)	62	Director
Samuel M. Spiritos (1)(2)	58	Director
Thomas M. Yockey (1)(2)	65	Director

(1)	Member of the Compensation Committee of the Board.

(2)	Member of the Nominating and Corporate Governance Committee of the Board.

(3)	Member of the Audit Committee of the Board.

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors, and the period during which he has served as a director.

Michael Z. Jacoby. Mr. Jacoby has served as the Chairman and Chief Executive Officer of the Company since the closing of the Initial Mergers on December 27, 2019. Mr. Jacoby co-founded BSR in 2002 and served as Chief Executive Officer of BSR from 2002 to December 2019. Mr. Jacoby has more than 31 years of experience in the real estate industry and is an expert in large-scale leasing, acquisition, and development transactions. He has successfully completed commercial property transactions involving the acquisition, financing, development and leasing of more than 25 million square feet of properties throughout the United States. Prior to co-founding BSR, Mr. Jacoby co-founded Core Location LLC, a firm focused on development, leasing, and capital partner relationships. During his time at Core Location, Mr. Jacoby was instrumental in the acquisition, financing, redevelopment, leasing and sale of the 1.2 million square foot Lakeside Technology Center in Chicago, Illinois, the world's largest data center, the San Jose Technology Center in San Jose, California and the Metro Atlanta Technology Center in Atlanta, Georgia. Prior to co-founding Core Location, Mr. Jacoby was senior vice president and manager of the Ezra Company. He served as manager of the HQ office and on the Ezra Board of Directors. At Ezra, he specialized in advising and negotiating on behalf of technology companies throughout the United States. Mr. Jacoby holds a Bachelor of Science degree from Washington & Lee University.

Vineet P. Bedi. Mr. Bedi has served as a director of the Company since May 2018. Mr. Bedi has over 15 years of experience in real estate investing, private equity, capital markets and public securities investing. Mr. Bedi has served as Chief Strategy Officer of Invesque Inc. (TSX: IVQ.U, IVQ) since February 2019. Mr. Bedi has served as Managing Partner of KRV Capital, LP since 2016. Prior to founding KRV Capital, LP, Mr. Bedi was the founder, managing partner and chief investment officer of Booth Park Capital Management, LLC, an alternative asset management firm investing in real estate related securities, from 2013 to 2015. Previously, Mr. Bedi served as a managing director and portfolio manager at Guggenheim Partners from 2012 to 2013, where he managed an opportunistic portfolio in the public and private real estate markets. Prior to that, Mr. Bedi was a principal and senior investment professional at High Rise Capital Management, a multi-billion dollar opportunity fund investing in the public and private real estate markets, from 2006 to 2011. Mr. Bedi began his career in the investment banking and proprietary trading groups at Bank of America Merrill Lynch and has held senior positions with Carlson Capital, LP and Schonfeld Group Holdings. Mr. Bedi also serves as an advisor for various public and private real estate entities. Mr. Bedi serves as an Adjunct Associate Professor of Finance at the NYU-Stern School of Business. Mr. Bedi is a graduate of the NYU-Stern School of Business and is a CFA Charterholder.

Joseph C. Bencivenga. Mr. Bencivenga has served as a director of the Company since August 2017 and served as the Company’s president and chief executive officer from August 2017 until the Initial Closing on

December 27, 2019. Prior to joining the Company, Mr. Bencivenga spent more than 30 years in investment banking in New York, California, and London with Barclays Capital, Salomon Brothers, Drexel Burnham, and Lehman Brothers, among other firms. From 2005 until 2010, Mr. Bencivenga was a founding partner of a $5 billion hedge fund whose business included lending to and investing private equity in small to medium sized companies. During his tenure at Barclays Capital beginning in August 1997 until February 2001, Mr. Bencivenga served as Managing Director/Global Head of High Yield, and his team originated over 75 high yield, mezzanine and bridge loan transactions and acted as lead or joint lead on over 20 transactions. Mr. Bencivenga has also served as a board member for numerous companies providing strategic financial advice in businesses in real estate, music, gaming, solid waste management, and many other industries. Mr. Bencivenga has a Master in Business Administration - Finance and a Bachelor of Science in Marketing from Fairleigh Dickinson University.

Jeffrey H. Foster. Mr. Foster has served as a director of the Company since the closing of the Initial Mergers on December 27, 2019. Since 2018, he has served as an Adjunct Professor of Real Estate at Georgetown University’s McDonough School of Business and since 2020 as an Adjunct Professor of Accounting at the University of South Florida. Mr. Foster served as the Executive Vice President, Chief Financial Officer and Treasurer of DuPont Fabros Technology (formerly NYSE: DFT), a public data center REIT, from 2013 until it was acquired in 2017. As Chief Financial Officer, he was responsible for obtaining financing through common and preferred equity, bonds and bank debt. He was also responsible for strategic planning, investor relations, and accounting. From 2007 to 2014, Mr. Foster served as Chief Accounting Officer of DFT. Mr. Foster played an integral role in DFT’s initial public offering in 2007 and its sale to Digital Realty Trust in 2017. Prior to his time at DFT, Mr. Foster served as the Chief Accounting Officer of Global Signal, the first publicly traded cell tower REIT. Mr. Foster began his career as a CPA at Arthur Anderson. Mr. Foster also serves on the board of Vault Digital Infrastructure, LP, a data center company. Mr. Foster has a B.S. in Accounting from the University of Florida and a Masters in Accountancy from the University of South Florida.

Daniel J.W. Neal. Mr. Neal has served as a director of the Company since the closing of the Initial Mergers on December 27, 2019. Since 2006, Mr. Neal has served as the chairman and chief executive officer of Kajeet, Inc. a privately held cloud software and wireless networking technologies company that he founded. Prior to founding Kajeet, Mr. Neal served as chief executive officer & vice chairman of VCampus Corporation (formerly NASDAQ: VCMP). Prior to VCampus, Mr. Neal was part of the team that built USinternetworking, Inc. (formerly NASDAQ: USIX). USinternetworking had a successful initial public offering and secondary offering, and was subsequently acquired by AT&T. Mr. Neal is an inventor on 31 U.S. patents in the fields of wireless technology and software. Before entering the technology sector, Mr. Neal worked in real estate finance and in public sector real estate development. Mr. Neal was recruited by the Public Buildings Service of the U.S. General Services Administration to lead a large team of real estate facilities planners responsible for the analysis and programming of an 80 million square foot portfolio of owned and leased real estate in the national capital region. Mr. Neal also worked at a senior level in the Office of the Vice President to effect management improvements in Federal real estate financing, development and portfolio management. Mr. Neal holds an AB in political science from the University of California, Berkeley, and an M.B.A. from the Wharton School of the University of Pennsylvania.

Samuel M. Spiritos. Mr. Spiritos has served as a director of the Company since the closing of the Initial Mergers on December 27, 2019. Since 2013, Mr. Spiritos has served as the Managing Shareholder of Shulman, Rogers, Gandal, Pordy & Ecker, P.A, a full-service Maryland law firm. Mr. Spiritos also currently serves as the Chair of the Shulman Rogers Hospitality Practice, where he focuses on deal structuring, purchase and sale contracts, franchise agreements, management agreements, financings (representing creditors and owners), joint ventures, construction and development. Mr. Spiritos has over 25 years of experience advising clients in commercial real estate transactions involving all asset classes. Mr. Spiritos also represents both lenders and borrowers on commercial loan transactions, particularly acquisitions and development financings, asset based lending, health care financings, construction and permanent loans, retail, office and hotel development and financings and workouts. Prior to his service as Managing Shareholder, Mr. Spiritos served as Chair of both the Shulman Rogers Real Estate Department and the Commercial Real Estate Transactions Practice Group. Mr. Spiritos serves as Chair of the Board of Best Buddies (Maryland, D.C. Metro area) and as a member of the Board of Directors of Montgomery College Foundation. Mr. Spiritos holds a BS from The Wharton School of Management of the University of Pennsylvania, a J.D. from the University at Buffalo School of Law and an M.B.A. from the State University of New York at Buffalo.

Thomas M. Yockey. Mr. Yockey has served as a director of the Company since the closing of the Initial Mergers on December 27, 2019. Mr. Yockey co-founded BSR in 2002 with Mr. Jacoby and served as President of BSR from 2002 to December 2019. Mr. Yockey has successfully managed large complex technical teams and a full range of development activities including acquisitions, dispositions, financing, leasing, zoning/entitlements, site planning, design, and engineering, permitting, contractor bidding/negotiation, base building construction, tenant improvements and legal matters. Prior to co-founding BSR, Mr. Yockey was Principal and Director of Development for Core Location, LLC, where he managed a national development program, focusing on projects that directly address the unique demands of mission critical telecommunications infrastructure and Internet data center providers. His duties included managing the company's development/construction team in the delivery of 2,500,000 square feet of projects over a two-year period and participating as a key member of Core Location's acquisition and due diligence team. He directly managed the development of Core Location's two key projects in partnership with The Carlyle Group of Washington, D.C., including Lakeside Technology Center in Chicago, Illinois and San Jose Technology Center, San Jose, California. Mr. Yockey earned a Masters Degree from the Department of City and Regional Planning, University of North Carolina at Chapel Hill, as well as a B.A. in Economics from the University of Michigan.

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of December 18, 2020:

Name	Age	Position(s)
Michael Z. Jacoby	57	Chairman and Chief Executive Officer
Alexander Topchy	49	Chief Financial Officer and Secretary

Set forth below is a description of the background of Mr. Topchy. Mr. Jacoby’s background is described above under “Board of Directors.”

Alexander Topchy. Mr. Topchy has served as the Chief Financial Officer and Secretary of the Company effective as of the closing of the Initial Mergers. Mr. Topchy served as the chief financial officer of BSR from 2009 to December 2019. Prior to joining BSR, from 2003 to 2006, Mr. Topchy was Vice President of Finance at EastBanc, Inc., a real estate developer based in Washington, D.C., engaged in repositioning high-street retail properties and developing ground up luxury residential condominiums. While at EastBanc, Mr. Topchy coordinated with foreign financial partners, investors, and lenders, and performed financial feasibility studies for all of EastBanc’s investments. Prior to EastBanc, he worked as a Senior Financial Analyst at Core Location, LLC, performing financial analysis for development projects, including two major technology centers. Mr. Topchy began his career at The Clark Construction Group, where he gained experience in project management and contract negotiation. Mr. Topchy has an M.B.A. in Finance and International Business from the University of Maryland's Robert H. Smith School of Business, and a B.S. in Civil and Environmental Engineering from Cornell University. He is a member of the CFA Institute and the CFA Society Washington, D.C., and has been a CFA Charterholder since 2004. Mr. Topchy previously served as Treasurer from 2017 to 2019 and as Director from 2016 to 2017 for the CFA Society Washington, D.C., Board of Directors.

There are no family relationships, as defined in subparagraph (d) of Item 401 of Regulation S-K, among any of our executive officers and directors. To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Certain Corporate Governance Matters

Audit Committee

The Board has established the Audit Committee, which is comprised of Messrs. Bedi, Neal and Foster. Mr. Foster, the chairman of our Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the SEC.

Code of Ethics

The Board established the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which applies to our chief executive officer, chief financial officer, chief accounting officer and controller, or persons performing similar functions. Among other matters, the Code of Ethics for Chief Executive Officer and Senior Financial Officers is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	compliance with applicable laws, rules and regulations;
•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•	accountability for adherence to the code.

Our Code of Ethics for Chief Executive Officer and Senior Financial Officers is available on our website at www.investors.broadstreetrealty.com under the “Governance” tab. Any changes to this code, and any waivers granted by us with respect to this code, will be posted on our website. Information on or accessible from our website is not and should not be considered a part of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2019 and 2018 by our named executive officers, which include our principal executive officer and the former principal executive officer of MedAmerica. No other executive officers’ compensation exceeded $100,000 during 2019. For the year ending December 31, 2020, Messrs. Jacoby and Topchy will receive base salaries of $400,000 and $215,000, respectively. See “—Employment Agreements” below.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael Z. Jacoby(1)	2019	—	—	—
Chief Executive Officer	2018	—	—	—

Joseph C. Bencivenga (2)	2019	—	—	—
Former President and Chief Executive Officer	2018	$43,750	—	$43,750

(1)Mr. Jacoby was appointed as Chief Executive Officer of the Company on December 27, 2019 and did not receive any compensation for his services as Chief Executive Officer in 2019.
(2)Mr. Bencivenga resigned as President and Chief Executive Officer of the Company upon the closing of the Initial Mergers. The Company stopped paying Mr. Bencivenga a salary after July 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information with respect to stock options held by our named executive officers as of December 31, 2019. There were no other outstanding equity awards held by our named executive officers as of December 31, 2019.

	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Michael Z. Jacoby	—	—	—	—	—
Joseph C. Bencivenga	15,000*	—	—	$8.00	8/22/2022

* The award is fully vested

Employment Agreements

On December 27, 2019, Mr. Jacoby and Mr. Topchy entered into employment agreements with the Company and the Operating Partnership.

The employment agreements each have initial three-year terms with automatic one-year renewals thereafter, unless the executive or the Company provides timely notice of non-renewal to the other party. Mr. Jacoby’s employment agreements provides for a base salary of $400,000 per year and Mr. Topchy’s employment agreement provides for a base salary of $215,000, both of which may be adjusted from time to time. Each employment agreement provides the executive with an annual bonus opportunity, which may be adjusted annually at the discretion of the Company’s Compensation Committee. The executive will also be eligible to receive equity-based incentives, as determined by the Compensation Committee, or by the Board in the absence of a compensation committee, and participate in other compensatory and benefit plans generally available to all employees.

The employment agreements provide that, if the executive’s employment is terminated:

•

by the Company for “cause” (as defined in the employment agreements), by the executive without “good reason” (as defined in the employment agreements), as a result of a non-renewal of the employment term by the executive, or due to the executive’s death, then the executive will receive the following payments (the “Accrued Benefits”): (i) all accrued but unpaid wages through the termination date; (ii) all accrued but unused vacation through the termination date; and (iii) all approved, but unreimbursed, business expenses;

•

by the Company without “cause,” by the executive for “good reason,” or as a result of a non-renewal of the employment term by us, then the executive will receive (in addition to the Accrued Benefits): (i) any earned but unpaid bonus relating to the bonus year completed prior to the date of termination; (ii) COBRA continuation coverage premiums required for the coverage of the executive (and his eligible dependents) under the Company’s medical group health plan for a period of 18 months, or until the executive is employed by a third party that provides comparable coverage at no cost to the executive; and (iii) a separation payment payable in equal installments over a period of 12 months following the termination equal to the sum of three times (3x) for Mr. Jacoby, and two times (2x) for Mr. Topchy of their (A) then current base salary and (B) average annual bonus for the two completed annual bonus periods immediately preceding the termination (if the termination occurs before completion of two years, the bonus amount is based on the executive’s target bonus for any non-completed fiscal year, together, if applicable, with the annual bonus earned for any completed year, with partial year amounts annualized); or

•

due to the executive’s “disability” (as defined in the employment agreements), then the executive (or his estate and/or beneficiaries, as the case may be) will receive (in addition to the Accrued Benefits): (i) any earned but unpaid bonus relating to the bonus year completed prior to the date of termination and (ii) COBRA continuation coverage premiums required for the coverage of the executive (or his eligible dependents) under the Company’s medical group health plan, for a period of 18 months or until the executive is employed by a third party that provides comparable coverage at no cost to the executive.

Additionally, in the event of a change in control (as defined in the employment agreements), other than as contemplated by the Merger Agreements, or if the executive’s employment is terminated by the Company without “cause,” by the executive for “good reason” or as a result of a non-renewal of the employment term by us, all of the executive’s outstanding unvested equity-based awards will vest and become immediately exercisable and unrestricted.

The executive’s right to receive the severance payments and benefits described above is subject to his delivery and non-revocation of an effective general release of claims in favor of the Company and compliance with customary restrictive covenant provisions, including, relating to confidentiality, noncompetition, nonsolicitation, cooperation and nondisparagement.

Director Compensation

None of the Company’s directors received compensation in their capacities as directors during the year ended December 31, 2019. In 2019, MedAmerica paid a consulting fee of $120,000 to KRV Capital, LP, an entity wholly owned by Mr. Bedi, one of our directors, and his spouse, for services provided to MedAmerica in connection with the Mergers.

2020 Non-Employee Director Compensation

The Board has adopted a director compensation policy for non-employee directors, effective as of January 16, 2020. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director will receive an annual board service retainer of $35,000 paid in cash and a grant of $50,000 in restricted shares of our common stock, which are expected to vest one year after the date of grant, subject to continued service on such date. The chairperson of our Audit Committee will receive additional annual committee chair service retainer of $20,000. Other members of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee will receive additional annual cash retainers of $4,000 for each such committee of which they are a member. Each non-employee director may elect to receive up to 100% of his annual cash retainers in fully vested shares of our common stock. We will also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board or any committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued under our equity compensation plans (including individual compensation arrangements) as of December 31, 2019. The Broad Street Realty, Inc. 2020 Equity Incentive Plan had not been adopted as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	70,000 (1)	$7.71	—
Total	70,000	$7.71	—

(1)

 Includes (i) a total of 60,000 stock options issued to former directors and officers of MedAmerica, Donald S. Denbo, Paul S. Dennis, Gary O. Marino, Joseph Bencivenga, Bennett Marks and Robert Schellig, in August 2017, in each case exercisable for five years from the grant date at the exercise price of $8.00 per share and fully vested; and (ii) 10,000 stock options issued to Vineet Bedi in June 2018 exercisable for 5 years from the grant date at the exercise price of $6.00 per share and fully vested.

On January 16, 2020, the Board approved the Broad Street Realty, Inc. 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, the Company may issue equity-based awards to directors, officers, employees, independent contractors and other eligible persons. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. A total of 3,620,000 shares of the Company’s common stock are available for issuance under the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan will be administered by the Compensation Committee of the Company’s board of directors.

Principal Stockholders

The following table sets forth the beneficial ownership of our common stock as of December 18, 2020 for:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 22,471,479 shares of common stock and 2,827,904 OP units outstanding as of December 18, 2020.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of restricted stock units and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of December 18, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The address for persons listed in the table is c/o Broad Street Realty, Inc., 7250 Woodmont Ave, Suite 350, Bethesda, Maryland 20814.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of All Shares	Number of OP Units Beneficially Owned		Percentage of All Shares and OP Units
Named executive officers and directors(1):
Michael Z. Jacoby	2,004,146	(2)	8.9%	856,805	(3)	11.3%
Thomas M. Yockey	2,004,146		8.9%	420,523		9.6%
Vineet P. Bedi	10,000	(4)	*	--		*
Joseph C. Bencivenga	15,000	(5)	*	--		*
Jeffrey H. Foster	--		--	--		--
Daniel J.W. Neal	521,996	(6)	2.3%	--		2.1%
Samuel M. Spiritos	--		--	--		--
Alexander Topchy	96,281		*	48,320		*

All current executive officers and directors as a group (8 persons)	4,651,569		20.7%	1,325,648		23.6%

* Represents beneficial ownership of less than 1%

(1)	There are no other holders of 5% or greater other than as set forth herein.
(2)	Includes 1,645,576 shares pledged as collateral under the MVB Loan Agreement.
(3)	Includes 856,805 OP units pledged as collateral under the MVB Loan Agreement.
(4)	Represents fully vested options with an exercise price of $6.00 per share.
(5)	Represents fully vested options with an exercise price of $8.00 per share.
(6)

Includes 27,376 shares held by ABL, LLC, a limited liability company of which Mr. Neal is the managing member, and 21,086 shares held by an account for Mr. Neal’s child, of which Mr. Neal is custodian.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

The Board has adopted a written related person transaction approval policy to further the goal of ensuring that any related person transaction is properly reviewed, approved by the Audit Committee and fully disclosed in accordance with the rules and regulations of the SEC. The policy applies to transactions or arrangements between the Company and any related person, including directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each of these groups (the “Related Persons”). This policy, however, does not apply with respect to general conflicts between the interests of the Company and our employees, officers and directors, including issues relating to engaging in a competing business and receiving certain benefits from the Company, such as loans or guarantees of obligations, which are reported and handled in accordance with the Company’s Code of Ethics and Business Conduct and other procedures and guidelines implemented by the Company from time to time.

Under the policy, the Related Person is responsible for identifying and reporting to the Audit Committee any proposed related person transaction. In the event the Chief Executive Officer determines that it is impractical or undesirable to wait until an Audit Committee meeting can be convened in order to review a transaction with the Related Person, the Chairperson of the Audit Committee may act as an authorized subcommittee on behalf of the Audit Committee to review such transaction, so long as the Chairperson is a disinterested member with respect to such transaction. After considering all the facts and circumstances available to the Audit Committee, the Audit Committee will approve, ratify or reject the transaction, in its discretion. All approved transactions with Related Persons are disclosed to the full Board.

Related Party Transactions

The Mergers

As consideration in the Mergers that have closed as of the date of this Annual Report on Form 10-K, as a result of their interests in the Broad Street Entities party to such Mergers, (i) Mr. Jacoby received 2,004,146 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,004,146 shares of the Company’s common stock and 420,523 OP units, (iii) Mr. Topchy received an aggregate of 96,281 shares of the Company’s common stock and 48,320 OP units and (iv) Mr. Neal received, directly or indirectly, 521,996 shares of the Company’s common stock. As consideration in the remaining six Mergers as a result of their interests in the remaining Broad Street Entities, (i) Mr. Jacoby will receive an aggregate of approximately 547,513 shares of the Company’s common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 547,513 shares of the Company’s common stock and 136,213 OP units, (iii) Mr. Topchy will receive 43,001 shares of the Company’s common stock and 14,338 OP units and (iv) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 361,127 shares of the Company’s common stock.

Representation Warranty and Indemnification Agreement

Concurrently with the entry into the Merger Agreements, Messrs. Jacoby and Yockey entered into a representation, warranty and indemnification agreement with MedAmerica and the Operating Partnership, pursuant to which they have agreed to indemnify the Company and the Operating Partnership for certain breaches of the representations and warranties of BSR, BSV and the Broad Street Entities contained in the Merger Agreements for a period of one year following the closing of the Mergers, subject to certain exceptions and limitations.

Management Fees

The Company provides management services for the seven properties to be acquired as of December 31, 2019, in the seven remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the seven properties.

Messrs. Jacoby, Yockey, Topchy, Foster and Aras Holden, our vice president of asset management and acquisitions, collectively own a 20.9% interest in BBL Current Investors LLC (“BBL”). BBL intends to redevelop a property adjacent to our Midtown Colonial property into a mixed use facility with retail on the ground floor and multi-family above. When the redevelopment is complete, the Company will manage the retail portion of the property and will receive management fees from BBL. However, the Company will have no ownership interest in the property.

Guarantees

Our subsidiaries’ obligations under the Basis Loan Agreement, the Sub-OP Operating Agreement and the Brookhill mortgage loan are guaranteed by Mr. Jacoby and Mr. Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the MVB Loan Agreement. For more information about the Basis Loan Agreement, the Sub-OP Operating Agreement and the MVB Loan Agreement, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity.”

In connection with the closings of the Mergers that have closed as of the date of this Annual Report, Mr. Jacoby was released from personal guarantees of an aggregate of $16.2 million of indebtedness and Mr. Yockey was released from personal guarantees of an aggregate of $16.2 million of indebtedness.

Tax Protection Agreements

On December 27, 2019, pursuant to the Merger Agreements, the Company and the Operating Partnership entered into tax protection agreements (the “Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Mr.. Jacoby, Mr. Yockey and Mr. Topchy, in connection with their receipt of OP units in certain of the Initial Mergers. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello and Vista Shops at Golden Mile (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Internal Revenue Code.

Consulting Agreement

We have engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning upon the completion of the Initial Mergers. Pursuant to this arrangement, we will pay Timbergate Ventures, LLC a consulting fee of $200,000 per year.

International Rail Partners LLC Compensation Payment

During 2018, Mr. Joseph Bencivenga, the Company's former president and chief executive officer, performed work for International Rail Partners LLC (“IRP”), an entity controlled by Gary O. Marino, the former chairman of the Company’s board of directors. The Company invoiced IRP for Mr. Bencivenga’s services and received payments for compensation and expenses in the aggregate amount of $125,090.

Lease Agreement

On September 13, 2018, the Company entered into an office lease and administrative support agreement (the “2018 Lease Agreement”) with Boca Equity Partners LLC (“BEP”), an entity controlled by Mr. Marino, the former chairman of the Company’s board of directors, and in which Mr. Bencivenga has a less than 1% interest. The 2018 Lease Agreement has a month-to-month term commencing on September 1, 2018. The 2018 Lease Agreement provides for the Company’s use of a portion of BEP’s offices and certain overhead items at the BEP offices, such as space, utilities and other administrative services, for $5,000 a month. The 2018 Lease Agreement replaced the June 8, 2017 office lease and administrative support agreement between the Company and BEP. Total expenses incurred by the Company under the 2018 Lease Agreement amounted to $140,000 for the year ended December 31, 2018. The Company terminated the 2018 Lease Agreement effective December 31, 2019.

Shulman Rogers LLP Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents us, and previously represented BSR, in certain real estate matters, including with matters related to the Mergers. During 2019, BSR paid $450,074 in legal fees to Shulman Rogers LLP.

Support Agreement

On January 30, 2019, the Company entered into an agreement to terminate the Support Agreement, dated February 3, 2017 (the “Support Agreement”), between the Company and BEP. The Support Agreement required the Company to pay BEP a success fee for the services provided by BEP to the Company under the Support Agreement if the Company acquired more than 50% of the assets or capital stock of any company within the one-year period following the effective date of the termination of the Support Agreement. In connection with the closing of the Initial Mergers, the Company issued BEP 200,000 shares of common stock.

Indemnification of Officers and Directors

Our charter and bylaws provide for certain indemnification rights for our directors and officers and we entered into an indemnification agreement with each of our executive officers and directors, providing for procedures for indemnification and advancement by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us or, at our request, service to other entities, as officers or directors, or in certain other capacities, to the maximum extent permitted by Delaware law.

Independence of Directors

After broadly considering all relevant facts and circumstances, the Board affirmatively has determined that each of the following directors is independent under applicable standards: Messrs. Bedi, Foster and Neal.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audited financial statements presented in this Annual Report on Form 10-K are the financial statements of BSR as of and for the year ended December 31, 2018 and represent the operations of BSR for the period from January 1, 2019 to December 27, 2019 and the operations of the Company from December 27, 2019 to December 31, 2019.  The financial statements presented in this Annual Report on Form 10-K were audited by BDO USA LLP, the Company’s independent registered accounting firm that was appointed upon completion of the Initial Mergers.

The following summarizes the fees billed by BDO USA LLP for services performed for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees (1)	415,145	246,750
Audit-Related Fees (2)	40,000	-
Total	$455,145	$246,750
(1)	Fees for services related to the audit of the Company’s financial statements, review of the Company’s unaudited interim financial statements.
(2)	Fees for the audit of the combined statements of revenue and certain operating expenses of the Company’s initial properties.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and pre-approve, either pursuant to the Company’s Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, any engagement of the Company’s independent auditor to provide any permitted non-audit service to the Company. Pursuant to the Pre-Approval Policy, which the Audit Committee will review and reassess periodically, a list of specific services within certain categories of services, including audit, audit-related and tax services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, the Audit Committee may delegate authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services. Additionally, all audit and permissible non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services, for which the estimated cost for such services shall not exceed $50,000 in the aggregate for any calendar year. The chairperson must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report

The following documents are filed as part of this report:

(1)          Financial Statements

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are included herein and are incorporated by reference. See “Item 8. Financial Statements and Supplementary Data”, filed herewith, for a list of financial statements.

(2)          Financial Statement Schedule:

The following financial statement schedule is included in Item 8 and are filed as part of this report. Schedule III—Combined Real Estate Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)          Exhibits:

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10‑K.

ITEM 16. 10‑K SUMMARY

The Company has elected not to include a summary.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of May 28, 2019, by and among Broad Street Realty, LLC MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and Broad Street Realty Merger Sub LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.2

Agreement and Plan of Merger, dated May 28, 2019, by and among Broad Street Ventures, LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and Broad Street Ventures Merger Sub LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.3

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Avondale LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Avondale Merger Sub LLC. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.4

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Colonial Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Colonial Merger Sub LLC. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.5

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Coral Hills Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Coral Hills Merger Sub LLC. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.6

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Crestview Square LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Crestview Square Merger Sub LLC. (Incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.7

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Cromwell Parent LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cromwell Merger Sub LLC. (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.8

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Cypress Point Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cypress Point Merger Sub LLC. (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.9

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Dekalb LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Dekalb Merger Sub LLC. (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.10

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Greenwood Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Greenwood Merger Sub LLC. (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

Exhibit Number	Description

2.11

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Highlandtown Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Highlandtown Merger Sub LLC. (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.12

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Hollinswood LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Hollinswood Merger Sub LLC. (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.13

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Lamont Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamont Merger Sub LLC. (Incorporated by reference to Exhibit 2.13 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.14

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Lamonticello Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamonticello Merger Sub LLC. (Incorporated by reference to Exhibit 2.14 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.15

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV LSP East Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV LSP East Merger Sub LLC. (Incorporated by reference to Exhibit 2.15 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.16

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Patrick Street Member LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Patrick Street Merger Sub LLC. (Incorporated by reference to Exhibit 2.16 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.17

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Premier Brookhill LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Brookhill Merger Sub LLC. (Incorporated by reference to Exhibit 2.17 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.18

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among Broad Street Realty, LLC MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and Broad Street Realty Merger Sub LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.19

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among Broad Street Ventures, LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and Broad Street Ventures Merger Sub LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.20

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Avondale LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Avondale Merger Sub LLC. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.21

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Colonial Investor LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Colonial Merger Sub LLC. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

Exhibit Number	Description

2.22

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Coral Hills Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Coral Hills Merger Sub LLC. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.23

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Crestview Square LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Crestview Square Merger Sub LLC. (Incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.24

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Cromwell Parent LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cromwell Merger Sub LLC. (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.25

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Cypress Point Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cypress Point Merger Sub LLC. (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.26

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Dekalb LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Dekalb Merger Sub LLC. (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.27

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Greenwood Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Greenwood Merger Sub LLC. (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.28

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019,, by and among BSV Highlandtown Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Highlandtown Merger Sub LLC. (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.29

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Hollinswood LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Hollinswood Merger Sub LLC. (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.30

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Lamont Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamont Merger Sub LLC. (Incorporated by reference to Exhibit 2.13 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.31

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Lamonticello Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamonticello Merger Sub LLC. (Incorporated by reference to Exhibit 2.14 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.32

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV LSP East Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV LSP East Merger Sub LLC. (Incorporated by reference to Exhibit 2.15 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

Exhibit Number	Description

2.33

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Patrick Street Member LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Patrick Street Merger Sub LLC. (Incorporated by reference to Exhibit 2.16 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.34

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Premier Brookhill LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Brookhill Merger Sub LLC. (Incorporated by reference to Exhibit 2.17 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.35

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Spotswood Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Spotswood Merger Sub LLC. (Incorporated by reference to Exhibit 2.18 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.36

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV West Broad Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV West Broad Merger Sub LLC. (Incorporated by reference to Exhibit 2.19 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.37

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Cromwell Parent LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Cromwell Merger Sub LLC. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.38

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Cypress Point Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Cypress Point Merger Sub LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.39

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Greenwood Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Greenwood Merger Sub LLC. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.40

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Highlandtown Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Highlandtown Merger Sub LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.41

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Lamont Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Lamont Merger Sub LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.42

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV LSP East Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV LSP East Merger Sub LLC. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.43

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Premier Brookhill LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Brookhill Merger Sub LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

Exhibit Number	Description

2.44

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Spotswood Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Spotswood Merger Sub LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

3.1

Restated Certificate of Incorporation of MedAmerica Properties Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed April 15, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation of B.H.I.T. Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 6, 2010)

3.3	Certificate of Correction. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 14, 2011)

3.4	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed on June 19, 2017)

3.5

Certificate of Amendment of Certificate of Incorporation of MedAmerica Properties Inc., filed with the Delaware Secretary of State on December 27, 2019. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.1†

Employment Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, a Delaware limited partnership and Michael Jacoby. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.2†

Employment Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, a Delaware limited partnership and Alexander Topchy. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.3

Form of Indemnification Agreement by and among Broad Street Realty, Inc. and the executive officers and directors listed on Exhibit A thereto. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.4

Representation Warranty and Indemnification Agreement, dated May 28, 2019, by and among, Michael Z. Jacoby, Thomas M. Yockey, MedAmerica Properties Inc. and Broad Street Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

10.5

Loan Agreement, dated as of December 27, 2019, by and among BSV Colonial Owner LLC, BSV Lamonticello Owner LLC, BSV Dekalb LLC, BSV Crestview Square LLC, BSV Coral Hills LLC and BSV West Broad Commons LLC, collectively as borrower, and Big Real Estate Finance I, LLC, as lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.6

Operating Agreement, dated as of December 27, 2019, by and among Broad Street BIG First OP LLC, BIG BSP Investments, LLC, Broad Street Operating Partnership, LP and any Persons admitted to Broad Street BIG First OP LLC as Substitute Member(s) in accordance with the express terms of the Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

Exhibit Number	Description

10.7

Loan Agreement, dated as of December 27, 2019, by and among MVB Bank, Inc., Broad Street Operating Partnership, LP, Broad Street Realty, Inc. and Broad Street Realty, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.8

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.9

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement and any substitute or additional Protected Partners in accordance with the terms of the Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.10

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement and any substitute or additional Protected Partners in accordance with the terms of the Agreement. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.11 †	Broad Street Realty, Inc. 2020 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 21, 2020)

10.12*	Agreement of Limited Partnership of Broad Street Realty, LP

10.13* †	Consulting Agreement, dated as of December 27, 2019, between Broad Street Realty, Inc. and Timbergate Ventures, LLC.

16.1

Letter of Marcum LLP to the Securities and Exchange Commission, dated as of December 27, 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 27, 2019).

21.1*	Subsidiaries of Registrant

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROAD STREET REALTY, INC.

Date:	December 22, 2020	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 22, 2020	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date:	December 22, 2020	By:	/s/ ALEXANDER TOPCHY
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date:	December 22, 2020	By:	/s/ VINEET P. BEDI
Vineet P. Bedi
Director

Date:	December 22, 2020	By:	/s/ JOSEPH C. BENCIVENGA
Joseph C. Bencivenga
Director

Date:	December 22, 2020	By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Director

Date:	December 22, 2020	By:	/s/ DANIEL J.W. NEAL
Daniel J.W. Neal
Director

Date:	December 22, 2020	By:	/s/ SAMUEL M. SPIRITOS
Samuel M. Spiritos
Director

Date:	December 22, 2020	By:	/s/ THOMAS M. YOCKEY
Thomas M. Yockey
Director