Form 10-Q
period 2020-03-31
Broad Street Realty, Inc.
filed 2021-04-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-09043

BROAD STREET REALTY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3361229
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7250 Woodmont Ave, Suite 350 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 828-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered	Ticker Symbol
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 8, 2021, the registrant had 22,624,679 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate properties
Land	$36,632	$34,350
Building and improvements	118,999	118,972
Intangible lease assets	20,124	20,222
Construction in progress	292	-
Less accumulated depreciation and amortization	(2,727)	(127)
Total real estate properties, net	173,320	173,417

Cash and cash equivalents	4,809	9,068
Restricted cash	1,893	2,527
Accounts receivable, net of allowance of $128 and $92, respectively	2,127	1,955
Other assets, net	4,019	5,343
Total Assets	$186,168	$192,310

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$110,958	$112,473
Accounts payable and accrued liabilities	8,027	8,692
Unamortized intangible lease liabilities, net	3,048	3,439
Payables due to related parties	836	1,052
Deferred tax liabilities	13,881	14,650
Deferred revenue	418	568
Total liabilities	137,168	140,874

Commitments and contingencies

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 21,587,336 issued and outstanding at March 31, 2020 and December 31, 2019	216	216
Additional paid in capital	53,059	53,059
Accumulated deficit	(3,965)	(1,890)
Total Broad Street Realty, Inc. stockholders' equity	49,310	51,385
Noncontrolling interest	(310)	51
Total equity	49,000	51,436
Total Liabilities and Equity	$186,168	$192,310

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$4,146	$-
Commissions	610	983
Management and other fees	368	597
Total revenues	5,124	1,580
Operating Expenses
Cost of services	449	654
Depreciation and amortization	2,482	4
Property operating	951	-
Bad debt expense	141	66
General and administrative	2,118	1,287
Total operating expenses	6,141	2,011
Operating loss	(1,017)	(431)

Other income (expense)
Interest and other income	47	-
Merger-related expense	-	(165)
Derivative fair value adjustment	(635)	-
Interest expense	(1,580)	(69)
Other expense	(20)	(60)
Total other income (expense)	(2,188)	(294)

Income tax benefit	769	-
Net loss	$(2,436)	$(725)
Plus: Net loss attributable to noncontrolling interest	361	725
Net loss attributable to common stockholders	$(2,075)	$-

Net loss attributable to common stockholders per share
Basic and diluted	$(0.10)	$-

Weighted average shares outstanding
Basic and diluted	21,587,336	-

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2018	-	$-	-	$-	$-	$-	$(5,044)	$(5,044)
Net loss	-	-	-	-	-	-	(725)	(725)
Member distributions	-	-	-	-	-	-	(138)	(138)
Balance at March 31, 2019	-	$-	-	$-	$-	$-	$(5,907)	$(5,907)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2019	500	$-	21,587,336	$216	$53,059	$(1,890)	$51	$51,436
Net loss	-	-	-	-	-	(2,075)	(361)	(2,436)
Balance at March 31, 2020	500	$-	21,587,336	$216	$53,059	$(3,965)	$(310)	$49,000

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(2,436)	$(725)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(769)	—
Depreciation and amortization	2,595	4
Minimum return on basis preferred interest	(244)	—
Straight-line rent receivable	(149)	—
Straight-line rent liability	(2)	—
Change in fair value of derivatives	635	—
Bad debt expense	141	66
Changes in operating assets and liabilities
Accounts receivable	(413)	(141)
Other assets	797	224
Receivables due from related parties	24	(70)
Accounts payable and accrued liabilities	(1,404)	(107)
Payables due to related parties	(11)	(8)
Deferred revenues	(150)	(15)
Net cash used in operating activities	(1,386)	(772)
Cash flows from investing activities
Acquisitions of real estate	(1,898)	—
Capitalized pre-acquisition costs, net	(5)	(340)
Capital expenditures for real estate	(373)	—
Capital expenditures for corporate property	-	(4)
Net cash used in investing activities	(2,276)	(344)
Cash flows from financing activities
Borrowings under debt agreements	1,436	—
Repayments under debt agreements	(2,887)	(73)
Offering costs	(1)	—
Debt origination and discount fees	(63)	—
Distributions to members	-	(138)
Proceeds from related parties	489	1,377
Payments to related parties	(205)	(15)
Net cash (used in) provided by financing activities	(1,231)	1,151
(Decrease) increase in cash, cash equivalents, and restricted cash	(4,893)	35
Cash, cash equivalents and restricted cash at beginning of period	11,595	138
Cash, cash equivalents and restricted cash at end of period	$6,702	$173

Supplemental Cash Flow Information
Interest paid	$1,615	$69
Taxes paid, net	197	—
Accrued offering costs	457	616
Accrued pre-acquisition costs	106	88

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,809	$173
Restricted cash	1,893	—
Cash, cash equivalents and restricted cash at end of period	$6,702	$173

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

March 31, 2020

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of March 31, 2020, the Company had real estate assets of $176.0 million, gross, in ten real estate properties and a parcel of land on which another shopping center is located. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2020, the Company owned 88.4% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below). As described further below, the financial statements presented herein for all periods prior to December 27, 2019 are those of Broad Street Realty, LLC (“BSR”). References herein to “the Company” for periods prior to December 27, 2019 refer to BSR.

Prior to the Initial Mergers, BSR was a real estate management and brokerage company, which was 50% owned by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and 50% owned by Thomas M. Yockey, one of the Company’s directors. BSR provided property management services for the substantial majority of the properties in the Company’s portfolio and the additional properties to be acquired by the Company upon the completion of the additional Mergers (as defined below). BSR also provided real estate brokerage services for the properties acquired or to be acquired by the Company as well as for third parties. BSR owned no real property, so all of its revenues were derived from its property management and brokerage businesses. The properties acquired by the Company in the Initial Mergers and to be acquired in the additional Mergers were or are owned by 17 separate entities (the “Broad Street Entities”). Prior to the Initial Mergers, Broad Street Ventures, LLC (“BSV”) served, directly or indirectly and either alone or with co-managers or co-managing members as the manager or managing member of each of the Broad Street Entities.

Merger with MedAmerica Properties Inc.

On May 28, 2019, MedAmerica Properties Inc. and certain of its subsidiaries (“MedAmerica”) entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements”) with each of BSR, BSV and each of the Broad Street Entities. The Merger Agreements relate to a series of 19 mergers (“Mergers”) whereby BSR, BSV and each Broad Street Entity has or will become subsidiaries of the Company.

On December 27, 2019 (the “Merger Date”), the Company completed 11 of the Mergers (the “Initial Mergers”), including the Mergers with BSR and BSV and the Mergers with nine Broad Street Entities. Upon completion of the Initial Mergers, MedAmerica’s name was changed to “Broad Street Realty, Inc.”

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

The Mergers with the Broad Street Entities that have closed were accounted for as asset acquisitions.

As consideration for the Mergers that have closed as of the date of the issuance of these financial statements, the Company has issued an aggregate 19,660,911 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities party to the Mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.1 million in cash as a portion of the consideration for the Mergers.

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

Liquidity and Management’s Plan

The Company’s properties are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate due to the COVID-19 pandemic. The Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company, and the government-imposed measures, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to the Company and its tenants’ businesses. The Company has observed the impact of COVID-19 manifest in the form of temporary closures or significantly limited operations among its tenants, with the exception of tenants operating in certain “essential” businesses, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. The Company believes the ongoing effects of the COVID-19 pandemic on its operations have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic. Due to the timing of the COVID-19 pandemic and these related government measures, they did not have a material impact on our financial condition, results of operations or cash flows for the three months ended March 31, 2020.

Additionally, the Company has been delayed in closing the remaining six Mergers, has been unable to meet and anticipates being unable to meet certain debt covenants included in the Company’s loan agreements, and has certain debt maturities occurring within the next twelve months. Specifically, as described further in Note 5 under the heading “—Forbearance Agreements and Debt Amendments”, the Company was in default of the debt service coverage ratio included in the Lamar Station Plaza East mortgage upon assumption of the mortgage with the closing of the property merger in July 2020. The Company entered into a first modification agreement with the lender upon assumption of the mortgage in which the lender agreed to forbear enforcement of the events of default subject to certain conditions. The Company expected to remain in default of the debt service coverage ratio as of December 31, 2020 and did not expect to meet all of the conditions included in the first modification agreement; therefore, the Company entered into a second modification agreement in November 2020 in which the lender agreed to forbear enforcement of the events of default subject to certain conditions which the Company has subsequently met.

The Company has developed a plan and has taken a number of proactive measures to manage the impacts of the COVID-19 pandemic on its operations and liquidity, including the following:

•

it has maintained ongoing communication with its tenants and assisted them in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including the stimulus packages that have been signed into law to date;

•

it has dedicated significant resources to monitor the performance of its portfolio, including rent collections and negotiating requests for rent relief. The Company has entered into lease modifications that deferred approximately $0.4 million of contractual revenue and waived approximately $0.3 million of contractual revenue due from April 2020 through March 2021;

•

it has received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the paycheck protection program which was forgiven in the first quarter of 2021. In March 2021, it received a second unsecured loan of approximately $0.8 million pursuant to the paycheck protection program (as described in Note 5 “—PPP Loans”);

•

it has negotiated loan payment deferrals. The lenders for the Company’s mortgage loans secured by the Hollinswood and Vista properties agreed to defer payments of principal and interest for six months, the lender for the Company’s mortgage loan secured by the Brookhill property agreed to defer payments of principal and interest for three months, the lender for the Company’s mortgage loan secured by the Avondale property agreed to require interest-only payments for four months, and the lender under the MVB Loan Agreement (as described in Note 5 under the heading “—Forbearance Agreements and Debt Amendments”) agreed to require interest-only payments for three months. The deferred amount for the Hollinswood mortgage is due in six equal monthly installments beginning November 2020. The deferred amounts for all of the other loans will be due at loan maturity;

•

it has amended the MVB Loan Agreement (as defined in Note 5) to extend the maturity date of the $2.0 million MVB Revolver to December 27, 2022 and to defer the requirement to comply with certain financial covenants until June 30, 2021 and December 31, 2021, as applicable. The amendment also eliminates the revolving nature of the facility, requires monthly principal payments as calculated over a 10-year amortization schedule and requires the repayment a $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 owed by March 31, 2021 has been paid;

•

it has negotiated the forbearance of certain mortgage covenant defaults, subject to the satisfaction of certain conditions that the Company met (as described in Note 5 “—Forbearance Agreements and Debt Amendments”);

•

it has obtained additional liquidity from the Preferred Investor (as defined in Note 5 “—Basis Preferred Interest”). The Preferred Investor made additional capital contributions, which are treated as debt, available of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Term Loan (as defined in Note 5“—Basis Term Loan”) and certain other property level debt. There is approximately $1.2 million of remaining availability to the Company from these funds which is included in restricted cash; and
•	it has deferred certain capital expenditures and paused acquisition and investment activity other than working to close the remaining six Mergers.

As of December 31, 2020, the Company had mortgages on two properties with principal balances outstanding of approximately $12.3 million that mature during the next 12 months. During the first quarter of 2021, the Company refinanced the approximately $8.9 million Vista Shops mortgage loan as described in Note 5 under the heading “—2021 Debt Agreements and Modifications”. The Company does not project that it will have sufficient cash available to pay off the $3.4 million Lamar Station Plaza East mortgage upon maturity and is currently in discussions with the lender to exercise a 12-month extension for the mortgage. There can be no assurances that the Company will be successful on the extension or refinance of the mortgage on favorable terms or at all. If the Company is unable to extend or refinance this mortgage, the lender has the right to place their loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, the Company would not have any further financial obligations to the lender as the value of this property is in excess of the outstanding mortgage balance.

Based on the measures described above, the Company believes that it is probable that it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2020.

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on December 22, 2020. During the three months ended March 31, 2020, there were no material changes to these policies except as noted below.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2019 to conform to the 2020 presentation.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus pandemic (“COVID-19”). Prior to issuance of the Lease Modification Q&A, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under Accounting Standards Codification (“ASC”) 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e., assume relief was always contemplated by the contract or assume the relief was not contemplated by the contract), with such election applied consistently to leases with similar characteristics and similar circumstances. The Company evaluated its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.

Beginning in April 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the Company’s rights as lessor, including concessions that results in total payments required by the modified lease being substantially the same or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables as tenant payments accrue and continues to recognize rental income. The Company accounted for forgiven rents as a reduction to rental income in the period the rent was forgiven.

Note 3 – Real Estate

2020 Real Estate Acquisitions

On January 10, 2020, the Company completed the acquisition of the fee-simple interest in the land that the Cromwell Field Shopping Center is located on under a leasehold interest for approximately $2.3 million, which includes less than $0.1 million of transaction costs that were capitalized since this transaction was accounted for as an asset acquisition. Upon acquisition of the land, the Company leased the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease. Once the Company completes the Merger to acquire the Cromwell Field Shopping Center leasehold interest, the ground lease will be terminated. The Company has a mortgage on the land of approximately $1.4 million.

On July 2, 2020, the Company completed the Merger to acquire Lamar Station Plaza East. Total consideration for the property included the issuance of 884,143 common shares, the payment of approximately $0.2 million in cash to the prior investors and approximately $0.1 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company assumed a $2.5 million mortgage on the property and, on July 2, 2020, entered into a loan modification agreement that increased the maximum principal amount available under the assumed loan agreement to $4.1 million. Additional discussion of this loan modification agreement is included in Note 5 under the heading “—Forbearance Agreements and Debt Amendments”.

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2020, which includes rental income for the three months ended March 31, 2020 (dollars in thousands). The Company did not own any properties and therefore did not have any rental income during the three months ended March 31, 2019.

Location	Number of Properties	Gross Real Estate Assets at March 31, 2020	Percentage of Total Real Estate Assets at March 31, 2020	Rental income for the three months ended March 31, 2020
Maryland(1)	4	$73,845	42.0%	$2,154
Virginia	4	67,150	38.1%	1,228
Pennsylvania	1	26,659	15.1%	594
Washington D.C.	1	8,393	4.8%	170
	10	$176,047	100.0%	$4,146

(1)

Rental income for the three months ended March 31, 2020 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020 as described above under the heading “—2020 Real Estate Acquisitions”.

Note 4 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019 are detailed in the table below (dollars in thousands):

	March 31, 2020	December 31, 2019
Prepaid assets and deposits	$1,605	$2,144
Right-of-use assets, net	1,195	1,284
Pre-acquisition costs	837	1,130
Straight-line rent receivable	179	30
Corporate property, net	127	101
Other receivables, net of allowance of $93 and $193	34	113
Interest rate cap asset	30	16
Receivables due from related parties	12	525
	$4,019	$5,343

Receivables due from related parties as of March 31, 2020 and December 31, 2019 are described further in Note 12 “Related Party Transactions”.

Note 5 – Debt

The table below details the Company’s debt balance at March 31, 2020 and December 31, 2019 (in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	March 31, 2020	December 31, 2019
Basis Term Loan (net of discount of $1,025 and $1,118)	January 1, 2023	Floating (2)	6.125%	$63,089	$62,996
Basis Preferred Interest (net of discount of $206 and $224) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	9,246	9,471
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,424	4,500
MVB Revolver	December 27, 2021 (6)	Floating (7)	6.75%	2,000	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	10,200	10,200
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,250	3,275
Vista Shops at Golden Mile Loan	January 25, 2021 (9)	LIBOR + 2.50%	3.49%	8,950	8,950
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	3.74%	9,607	9,650
Cromwell Land Loan (net of discount of $13)	January 10, 2023	Fixed	6.75%	1,419	-
Mezzanine Loans (10)				-	2,738
				$112,185	$113,780
Unamortized deferred financing costs				(1,227)	(1,307)
Total Mortgage and Other Indebtedness				$110,958	$112,473
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.99%, as of March 31, 2020.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $2.5 million and $2.8 million of indebtedness as of March 31, 2020 and December 31, 2019, respectively, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(4)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)

In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Forbearance Agreements and Debt Amendments”. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.

(6)	In March 2021, the Company entered into a one-year extension on the MVB Revolver as described below under the heading “—Forbearance Agreements and Debt Amendments”.
(7)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(9)	The Company completed the refinance of this loan as described below under the heading “—2021 Debt Agreements and Modifications”.

(10)

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

Basis Term Loan

On December 27, 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and was outstanding as of March 31, 2020. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of March 31, 2020, the interest rate of the Basis Term Loan was 6.125%.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended December 31, 2020, the first period effective for the Company, was approximately 1.19x.

Basis Preferred Interest

On December 27, 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of March 31, 2020, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of March 31, 2020 and December 31, 2019, the Minimum Multiple Amount was approximately $2.5 million and $2.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

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

Under certain circumstances, including in the event that the Preferred Investor’s interests are not redeemed on or prior to the Redemption Date (as it may be extended), the Preferred Investor may remove the Operating Partnership as the manager of the Sub-OP and as the manager for each of the property-owning entities held under the Sub-OP.

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

MVB Loan

On December 27, 2019, in connection with the closing of the Initial Mergers, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan matures on December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to December 27, 2022 under the terms described below under the heading “—Forbearance Agreements and Debt Amendments”. The MVB Term Loan has a fixed interest rate of 6.75% per annum. The MVB Revolver carries an interest rate of the greater of (i) Prime Rate plus 1.5% and (ii) 6.75%.

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of March 31, 2020.

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

The MVB Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The MVB Loan Agreement also requires the Company to maintain (as such terms are defined in the MVB Loan Agreement) (i) a debt service coverage ratio of at least 1.30 to 1.00, (ii) an EBITDA to consolidated funded debt ratio of at least 8.0%, (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $5.0 million (the “Minimum Liquidity Requirement”), and (iv) one or more deposit accounts with MVB with an aggregate minimum balance of $3.0 million (the

“Deposit Requirement”). The failure to comply with the Deposit Requirement is not a default under the MVB Loan Agreement but will increase the interest rate under the MVB Term Loan and MVB Revolver by 1.0% until the Deposit Requirement has been satisfied. See “—Forbearance Agreements and Debt Amendments” for amendments to these covenants and compliance dates.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2020 and December 31, 2019, the Company had approximately $33.4 million and $32.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, and Brookhill mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00 and 1.35 to 1.00, respectively.

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

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading “—2021 Debt Agreements and Modifications,” the Company expects to repay approximately $0.8 million of these funds with the proceeds from the Vista mortgage refinance. As of the date of these financial statements, there was approximately $1.2 million remaining available to the Company from these capital contributions which is included in restricted cash.

As described above under the heading “—Merger with MedAmerica Properties Inc.”, in July 2020 the Company completed the Merger to acquire Lamar Station Plaza East, which included the assumption of $2.5 million in debt. Additionally, in connection with the Merger, the Company entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. The loan was in default of the debt service coverage ratio (as defined in the loan agreement) upon the Company’s assumption of the loan agreement. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to the Company’s satisfaction of certain conditions, including (i) execution of a lease agreement with a specified tenant on or before January 1, 2021, (ii) issuance of a certificate of occupancy for a specified tenant on or before January 1, 2021, and (iii) delivery of subordination, nondisturbance and attornment agreements on or before October 2, 2020 for specified tenants. If the Company did not satisfy these conditions the Lender’s forbearance would terminate. The Company did not meet the above conditions. The Company entered into a second loan modification agreement effective November 2020 in which the lender to agreed to forbear enforcement of the events of default subject to the Company’s satisfaction of certain conditions including (i) issuance of a certificate of occupancy for a specified tenant on or before January 31, 2021 and (ii) the specified tenant has taken full possession and occupancy of the space on or before January 31, 2021. The Company met both conditions required by the second loan modification.

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, the Company entered into another amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

As discussed above, due to the COVID-19 pandemic, the Company entered into loan modifications on various debt instruments which deferred principal and interest payments or required interest-only payments for a period ranging from three to six months. Due to the terms of the modifications, the Company determined that some of these modifications met the criteria for troubled debt restructurings under the accounting standards. No gain or loss was recognized as the carrying amount of the original loans were not greater than the undiscounted cash flows of the modified loans. The Company accounted for the change prospectively using the new effective interest rates of the loans.

PPP Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note (the “PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), which was established under the CARES Act and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan bears interest at a rate of 1.0% per year. During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA, which will be recognized as a gain on debt extinguishment in the Company’s statement of operations in 2021.

On March 18, 2021, a wholly owned subsidiary of the Company entered into a promissory note (the “Second PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “Second PPP Loan”) pursuant to the PPP. The Second PPP Loan bears interest at a rate of 1.0% per year. The Second PPP Note contains certain events of default relating to, among other things, failure to make any payment when due and material adverse changes in the borrower’s financial condition. The occurrence of an event of default, following any applicable cure period, would permit MVB to declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the PPP Note to be immediately due and payable.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and certain mortgage interest, rent and utility expenses. The terms of any forgiveness may also be subject to further requirements under any regulations and guidelines the SBA may adopt. The Company can provide no assurances that it will obtain forgiveness of the Second PPP Loan in whole or in part. If the Company does not obtain forgiveness it is required to make equal monthly payments of principal and interest to repay the loan in full upon maturity on March 18, 2026.

2021 Debt Agreements and Modifications

In March 2021, the Company completed the refinance of the approximately $8.9 million Vista Shops mortgage loan. The new loan has a principal balance of $11.7 million, matures in June 2023, and carries an interest rate of 3.83% per annum. The Company deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender. The Company is in negotiations with the Basis Lender as to the application of the deposit which will be applied as follows unless another agreement is made between the Basis lender and the Company: (i) repay approximately $0.8 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to the Company in June 2020 under the Basis Preferred Interest as described above under the heading “—Forbearance Agreements and Debt Amendments”, (ii) pay off approximately $0.2 million in accrued interest on these funds and (iii) contribute approximately $0.9 million into an escrow account with the Basis Lender which will either be released to us for certain capital expenditures or used to pay down the outstanding principal balance of the capital contributions upon satisfaction of certain conditions.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of March 31, 2020 and December 31, 2019 was $1.3 million, gross ($1.2 million, net) and $1.3 million, gross ($1.3 million, net), respectively. Debt discounts associated with the Company’s debt as of March 31, 2020 and December 31, 2019 was $1.4 million, gross ($1.2 million, net) and $1.3 million, gross ($1.3 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheet and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense on the consolidated statement of operations, of approximately $0.2 million for the three months ended March 31, 2020. The Company did not recognize any amortization expense of deferred financing costs and debt discounts during the three months ended March 31, 2019.

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of March 31, 2020, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. The changes in the fair value of the Company’s derivatives, which do not qualify for hedge accounting, are recognized in earnings. For the three months ended March 31, 2020, the Company recognized approximately $0.6 million in expense related to fair value adjustments on derivatives. The Company did not have any derivative instruments during the three months ended March 31, 2019.

The fair value of the Company’s derivative financial instruments as of March 31, 2020 and December 31, 2019 was an interest rate cap asset of less than $0.1 million for each period and an interest rate swap liability of approximately $0.8 million and $0.1 million, respectively. The interest rate cap asset is included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheet, respectively.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As described above under the heading “—Forbearance Agreements and Debt Amendments”, the lender under the MVB Loan Agreement deferred covenant tests until June 30, 2021 and December 31, 2021. As of March 31, 2020, and throughout 2020, the Company was in compliance with all of the covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage which was assumed in July 2020 as described above under the heading “—Forbearance Agreements and Debt Amendments.”

Note 6 - Commitments and Contingencies

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

Contingencies

Impact of COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants and rental revenue. The Company has observed the impact of COVID-19 manifest in the form of temporary closures or significantly limited operations among its tenants, with the exception of tenants operating in certain “essential” businesses, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. In addition, lease renewals and new leasing activity are expected to be adversely impacted as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic. The extent of the COVID-19 pandemic’s effect on the Company’s future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, the Company cannot accurately predict the effect on future periods, but the Company expects the pandemic and the related government measures to have an adverse impact on its financial condition, liquidity, results of operations and cash flows and the impact could be material.

Beginning in April 2020 and through the date of these financial statements, the Company has entered into lease modifications that deferred approximately $0.4 million of contractual revenue and waived approximately $0.3 million of contractual revenue. To date, the weighted average payback period of deferred rent is approximately seven months which commences at various times beginning in July 2020 through June 2021. Rent deferrals to date may not be indicative of rent deferrals in any future period.

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

It also appropriated funds for the SBA PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company received funds under the PPP as described in Note 5 under the heading (“—PPP Loans”). Additionally, the Company has utilized the deferred payment of the employer portions of social security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges.

Litigation

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

Note 7 - Equity

Noncontrolling Interest

As of March 31, 2020, the Company owned an 88.4% interest in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 11.6% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) will have the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis.

2020 Equity Incentive Plan

On January 16, 2020, the board of directors of the Company approved the Broad Street Realty, Inc. 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, the Company may issue equity-based awards to directors, officers, employees, independent contractors and other eligible persons. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. A total of 3,620,000 shares of the Company’s common stock are available for issuance under the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors. As of March 31, 2020, there were no awards outstanding under the Plan.

On December 31, 2020, the Company granted an aggregate of 153,200 restricted shares of common stock to its directors. The compensation expense related to these grants is approximately $0.1 million and will be recognized over a weighted-average period of one year beginning on the grant date.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the three months ended March 31, 2020 are presented in the table below. The Company did not have any option awards during the three months ended March 31, 2019.

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2019	70,000	$7.71	$-	2.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at March 31, 2020	70,000	$7.71	$-	2.51	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at March 31, 2020. The intrinsic value is not material.

Note 8 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the three months ended March 31, 2020 and 2019 by type of service (dollars in thousands):

		Three Months Ended March 31,
	Topic 606 Revenue Recognition	2020	2019
Topic 606 Revenues
Leasing commissions	Point in time	$591	$983
Property and asset management fees	Over time	191	416
Engineering services	Over time	76	124
Guaranty fees	Over time	-	8
Development fees	Over time	93	30
Sales commissions	Point in time	19	-
Topic 606 Revenue		970	1,561
Out of Scope of Topic 606 revenue
Rental income		$4,146	$-
Sublease income		8	19
Total Out of Scope of Topic 606 revenue		4,154	19
Total Revenue		$5,124	$1,580

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of March 31, 2020 are as follows (dollars in thousands):

Remainder of 2020	$8,588
2021	11,717
2022	11,468
2023	10,817
2024	8,879
2025	7,331
Thereafter	19,475
Total	$78,275

Note 9 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position.

The following table sets forth the computation of earnings per common share for the three months ended March 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2020	2019
Net loss	$(2,436)	$(725)
Plus: Net loss attributable to noncontrolling interest	361	725
Net loss attributable to common stockholders	$(2,075)	$-
Denominator
Basic weighted-average common shares	21,587	-
Dilutive potential common shares	-	-
Diluted weighted-average common shares	21,587	-

Net loss per common share- basic and diluted	$(0.10)	$-

Note 10 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheets was less than $0.1 million at both March 31, 2020 and December 31, 2019. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.8 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively. See Note 5 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2020 and December 31, 2019, respectively, due to their short-term nature of these instruments (Level 1).

At March 31, 2020 and December 31, 2019, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin and borrowings at fixed rates. The fair value of the Company’s $93.8 million and $93.8 million in borrowings under variable rates at March 31, 2020 and December 31, 2019, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of March 31, 2020 and December 31, 2019 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of March 31, 2020, the fair value of the Company’s $18.3 million fixed rate debt was estimated to be approximately $19.1 million. As of December 31, 2019, the fair value of the Company’s $17.2 million fixed rate debt was estimated to be approximately $17.2 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 11 – Taxes

The provision for income taxes for the three months ended March 31, 2020 reflects an income tax benefit of approximately $0.8 million at an effective tax rate of 24%. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the partnership not subject to tax and state income taxes.

Until the completion of the Mergers on December 27, 2019 as described above under the heading “—Merger with MedAmerica Properties Inc.”, the Company was structured as a limited liability company and was treated as a partnership for U.S. federal and state income purposes. As such, any taxes are the responsibility of the members, and accordingly no provisions for federal or state income taxes were recorded for the Company during the three months ended March 31, 2019.

Note 12 – Related Party Transactions

Receivables and Payables

As of March 31, 2020, the Company had less than $0.1 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, the Company had $0.8 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital which are reflected in Payables due to related parties on the consolidated balance sheet.

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

Approximately $0.4 million and $0.7 million of the Company’s total revenue for the three months ended March 31, 2020 and March 31, 2019, respectively, was generated from related parties. Additionally, approximately $0.5 million and $0.3 million of the Company’s accounts receivable, net balance at March 31, 2020 and December 31, 2019, respectively, was owed from related parties.

During 2019, the Company agreed to pay $1.5 million of consideration to Mr. Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in January 2020 and the remaining $0.5 million is included in accounts payable and accrued expenses on the consolidated balance sheet as of March 31, 2020.

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

Management Fees

The Company provides management services for the seven properties to be acquired as of March 31, 2020 in the remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the seven properties.

Messrs. Jacoby and Yockey, along with Mr. Topchy, Jeffrey H. Foster, a member of the Company’s Board of Directors, and Aras Holden, the Company’s vice president of asset management and acquisitions, collectively own an interest in BBL Current Investors LLC (“BBL”). BBL intends to redevelop a property adjacent to the Company’s Midtown Colonial property into a mixed-use facility with retail on the ground floor and multi-family above. When the redevelopment is complete, the Company will manage the retail portion of the property and will receive management fees from BBL. However, the Company will have no ownership interest in the property.

Ground Lease

As described in Note 3 under the heading “—2020 Real Estate Acquisitions”, the Company acquired the fee-simple interest in the land that the Cromwell Field Shopping Center, a property managed by the Company, is located on under a leasehold interest. The Company leases the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized less than $0.1 million of revenue under the ground lease for the three months ended March 31, 2020.

Tax Protection Agreements

On December 27, 2019, pursuant to the Merger Agreements, the Company and the Operating Partnership entered into tax protection agreements (the “Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Mr. Jacoby, Mr. Yockey and Mr. Topchy, in connection with their receipt of OP units in certain of the Initial Mergers. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello and Vista Shops at Golden Mile (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Internal Revenue Code.

Guarantees

The Company’s subsidiaries’ obligations under the Basis Term Loan Agreement, the Sub-OP Operating Agreement, and the Brookhill mortgage loan are guaranteed by Mr. Jacoby and Mr. Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement, and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the MVB Loan Agreement and the Cromwell land loan.

Consulting Agreement

The Company has engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company pays Timbergate Ventures, LLC a consulting fee of $0.2 million per year. During the three months ended March 31, 2020, approximately $50,000 was recorded in general and administrative expenses related to this consulting agreement.

Legal Fees

Samuel M. Spiritos, a member of the Company’s Board of Directors, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During the three months ended March 31, 2020 and March 31, 2019, the Company paid less than $0.1 million and $0.1 million in legal fees to Shulman Rogers LLP, respectively.

Note 13 – Subsequent Events

2020 Real Estate Acquisitions

As described in Note 3 under the heading “—2020 Real Estate Acquisitions”, on July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East.

Forbearance Agreements and Debt Amendments

As described in Note 5 under the heading “—Forbearance Agreements and Debt Amendments”, the Company amended various debt agreements with its lenders, which resulted in temporary deferral of payments and additional capital contributions to the Company.

2021 Debt Amendments

The Company completed debt modifications as described in Note 5 under the heading “—2021 Debt Agreements and Modifications”.

PPP Loans

As described in Note 5 under the heading “—PPP Loans”, during the first quarter of 2021 the Company received forgiveness for the entire balance of the PPP Loan received in April 2020 from the SBA. Additionally, in March 2021, the Company received a Second PPP Loan from the SBA.

2020 Restricted Stock Awards

As described in Note 7 under the heading “—2020 Equity Incentive Plan”, on December 31, 2020, the Company granted an aggregate of 153,200 restricted shares of common stock to its directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and notes thereto appearing elsewhere is this report. References to “we,” “our,” “us,” and “Company” refer to Broad Street Realty, Inc., together with its consolidated subsidiaries.

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

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

•	risks related to disruption of management’s attention from its ongoing business operations due to the pending merger transactions;
•	our ability to recognize the benefits of the completed and pending mergers;
•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate acquisitions or investments;
•	adverse economic or real estate developments, either nationally or in the markets in which the Company’s properties are located;
•	changes in financial markets and interest rates, or to our business or financial condition;
•	the nature and extent of our competition;
•	other factors affecting the retail industry or the real estate industry generally;
•	availability of financing and capital;
•	the performance of our portfolio; and
•

the impact of any financial, accounting, legal or regulatory issues or litigation, including any legal proceedings, regulatory matters or enforcement matters that have been or in the future may be instituted relating to the merger transactions or that may affect us.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of March 31, 2020, we owned ten properties with an additional seven properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. Although we have paused acquisition and investment activity due to the impact of the COVID-19 pandemic, other than working to close the remaining six Mergers, over the long-term, we intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of March 31, 2020, we owned 88.4% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

We began operating in our current structure on December 27, 2019 upon the completion of the Initial Mergers. As described further below, the financial statements presented herein for all periods prior to December 27, 2019 are those of BSR. References in this section to “the Company,” “we,” “our” and “us” for periods prior to December 27, 2019 refer to Broad Street Realty, LLC (“BSR”) and thereafter to Broad Street Realty, Inc., together with its consolidated subsidiaries.

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

Mergers with MedAmerica Properties Inc.

On December 27, 2019 (the “Merger Date”), subsidiaries of MedAmerica Properties Inc. completed the 11 Initial Mergers, including the Mergers with BSR and Broad Street Ventures, LLC (“BSV”) and Mergers with nine Broad Street Entities. Upon completion of the Initial Mergers and in accordance with the Merger Agreements, Mr. Jacoby was appointed as the chairman and chief executive officer of the Company, Alexander Topchy was appointed as the chief financial officer of the Company, and each of the employees of BSR became employees of the Company. In addition, upon completion of the Initial Mergers, MedAmerica’s name was changed to “Broad Street Realty, Inc.”

On December 31, 2019, the Company completed one additional Merger whereby it acquired the Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East.

As consideration for the Mergers that have closed as of the date of this report, the Company has issued an aggregate of 19,660,911 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities party to the Mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.1 million in cash as a portion of the consideration for the Mergers.

The Merger between BSR and a wholly owned subsidiary of MedAmerica was accounted for as a reverse acquisition and recapitalization, with BSR being treated as the accounting acquirer. As a result, the consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the financial condition, the results of operations and cash flows of BSR prior to the Merger Date. Subsequent to the Merger Date, the information relates to Broad Street Realty, Inc. and its consolidated subsidiaries. BSR derived substantially all of its revenue from third-party management and brokerage fees, and, as described further below, we will derive the substantial majority of our revenue from rental payments on our owned properties. In addition, we have substantially more indebtedness than BSR did prior to the completion of the Initial Mergers.

As of the date of this report, there are six Mergers that have not been completed. The Company will issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these six properties and receive management fees.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. Due to the timing of the COVID-19 pandemic and these related government measures, they did not have a material impact on our financial condition, results of operations or cash flows for the three months ended March 31, 2020. The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods.

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

As of April 8, 2021:

•

we have collected, deferred and forgiven, respectively, the percentage of contractual revenue (base rent and expense reimbursements) due from April 2020 through March 2021 as outlined in the table below:

Period	Percentage of Contractual Rent Collected	Percentage of Contractual Rent Deferred	Percentage of Contractual Rent Forgiven
Q2 2020	84.7%	6.6%	6.6%
Q3 2020	93.3%	3.1%	0.3%
Q4 2020	95.7%	0.1%	0.0%
Q1 2021 (1)	91.7%	0.0%	0.1%

(1)	The Company is within its normal collection window for Q1 2021 contractual revenues.
•

we have entered into lease modifications that deferred approximately $0.4 million and waived approximately $0.3 million of contractual rent, respectively. To date, the weighted average payback period of deferred rent is approximately 7 months which commences at various times beginning in July 2020 through June 2021;

•	approximately 66% of our tenants (based on GLA) were designated as “essential” businesses under applicable state guidelines;
•	all of our tenants were open and operational at least on a limited basis (e.g., restaurants providing only carryout service). None of our tenants were completely closed as a result of COVID-19; and
•

our commission revenue, which comprised approximately $4.5 million of our total revenues for the year ended December 31, 2019, has been impacted by COVID-19 mostly as a result of delays in leasing transactions. We believe this revenue will return as uncertainty recedes and our clients adjust and solidify their decision process. We have experienced an increase in establishing new relationships with potential clients as well as an increase in the number of consultations with our existing clients.

Collections and rent deferrals to date may not be indicative of collections or rent deferrals in any future period. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to operate on a limited basis and residents to stay at home, which will adversely impact our results of operations. Even after governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, lease renewals and new leasing activity are expected to be adversely impacted as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic. These factors also may adversely affect the value of our properties. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, as of the date of this Quarterly Report, substantially all of our employees were working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Furthermore, our ability to close the remaining six Mergers has been adversely impacted by the market and other disruptions related to the COVID-19 pandemic, including delays in obtaining consent from the requisite lenders.

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

•

we have maintained ongoing communication with our tenants and assisted them in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including the stimulus and relief packages that have been signed into law to date;

•

we received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the Paycheck Protection Program (“PPP”) which was forgiven in the first quarter of 2021. In March 2021, we received a second unsecured loan of approximately $0.8 million pursuant to the PPP (see “—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—PPP Loans”);

•

we negotiated loan payment deferrals and loan covenant deferrals. The lenders for our mortgage loans secured by the Brookhill, Hollinswood and Vista properties agreed to defer payments of principal and interest for three months, and the lender for our mortgage loan secured by the Avondale property agreed to require interest-only payments for four months; the lender for our MVB Loan Agreement (as defined below) agreed to require interest-only payments for three months and deferred covenant tests until March 31, 2021. Subsequent to the initial payment deferral, our lender for the mortgage loans secured by Hollinswood and Vista has agreed to defer payments of principal and interest for another three months.  The deferred amount for the Hollinswood mortgage is due in six equal monthly installments beginning November 2020. The deferred amounts for all of the other loans will be due at loan maturity (see “—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—Other Mortgage Indebtedness”);

•

we obtained additional capital from one of our lenders. Under our operating agreement (the “Sub-OP Operating Agreement”) for Broad Street BIG First OP LLC (the “Sub-OP”), BIG BSP Investments, LLC (the “Preferred Investor”), a subsidiary of a real estate fund managed by Basis, made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Term Loan and certain other property level indebtedness. As of April 8, 2021, there was approximately $1.2 million remaining availability to the Company from these capital contributions which is included in restricted cash. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Liquidity and Capital Resources— Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement.”; and

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

Portfolio Summary

As of March 31, 2020, our portfolio was comprised of 10 retail properties and a parcel of land on which another shopping center is located, all of which are located in the Mid-Atlantic region, consisting of 1,012,834 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio (dollars in thousands).

Property Name	City/State	GLA	Percent Leased(1)	Gross Real Estate Assets
Avondale Shops	Washington, D.C.	28,044	86.1%	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	163,030	81.7%	17,218
Coral Hills Shopping Center	Capitol Heights, MD	85,928	100.0%	16,682
Cromwell Field Shopping Center (Land)	Glen Burnie, MD	—	—	2,256
Crestview Square	Landover Hills, MD	74,694	98.7%	18,569
Dekalb Plaza	East Norriton, PA	178,815	81.5%	26,659
Hollinswood Shopping Center	Baltimore, MD	112,698	79.6%	21,449
Midtown Colonial	Williamsburg, VA	98,043	70.3%	14,138
Midtown Lamonticello	Williamsburg, VA	63,173	56.8%	16,008
Vista Shops at Golden Mile	Frederick, MD	98,858	93.1%	14,889
West Broad Commons	Richmond, VA	109,551	94.2%	19,786
Total		1,012,834		$176,047

(1)	Percent leased is calculated as (a) GLA under commenced leases as of March 31, 2020, divided by (b) total GLA, expressed as a percentage.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of March 31, 2020 and for the three months ended March 31, 2020 (dollars in thousands). The Company did not have any properties during the three months ended March 31, 2019.

Location	Number of Properties	Gross Real Estate Assets at March 31, 2020	Percentage of Total Real Estate Assets at March 31, 2020	Rental income for the three months ended March 31, 2020
Maryland(1)	4	$73,845	42.0%	$2,154
Virginia	4	67,150	38.1%	1,228
Pennsylvania	1	26,659	15.1%	594
Washington D.C.	1	8,393	4.8%	170
	10	$176,047	100.0%	$4,146
(1)	Rental income for the three months ended March 31, 2020 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2019 Annual Report on Form 10-K, which was filed with the SEC on December 22, 2020. During the three months ended March 31, 2020, there were no material changes to these policies. See Note 2 “—Recent Accounting Pronouncements” for recently-adopted accounting pronouncements.

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

On February 3, 2020, Earth Fare, the anchor tenant at our Midtown Lamonticello property, filed for bankruptcy and announced that it is closing all of its stores. Earth Fare was purchased out of bankruptcy and reopened several of the shuttered stores, including the one at Midtown Lamonticello. The Company entered into a new ten-year lease agreement with Earth Fare at an initial base rent of $15.00 per square foot and with a rent commencement date of November 1, 2020.

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of December 31, 2020, approximately 41.3% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of December 31, 2020, approximately 17.4% of our GLA was vacant and approximately 3.2% of our leases (based on GLA) were month-to-month or scheduled to expire on or before December 31, 2021. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic and related government measures described above. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Results of Operations

The results of operations for the three months ended March 31, 2020 reflect the results of operations of Broad Street Realty, Inc. and its consolidated subsidiaries. The results of operations for the three months ended March 31, 2019 reflect the results of operations of BSR. As a result, the results of operations for the three months ended March 31, 2019 are not comparable to our results of operations for the three months ended March 31, 2020 and are not indicative of our results of operations in future periods. In addition, as described above, our results of operations in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019 (dollars in thousands)

	For the Three Months Ended		Change
	March 31, 2020	March 31, 2019	$	%
Revenues
Rental income	$4,146	$-	$4,146	-
Commissions	610	983	(373)	(38%)
Management and other fees	368	597	(229)	(38%)
Total revenues	5,124	1,580	3,544	224%
Expenses
Cost of services	449	654	(205)	(31%)
Depreciation and amortization	2,482	4	2,478	NM*
Property operating	951	-	951	-
Bad debt expense	141	66	75	114%
General and administrative	2,118	1,287	831	65%
Total operating expenses	6,141	2,011	4,130	205%
Operating loss	(1,017)	(431)	(586)	136%

Other income (expense)
Interest and other income	47	-	47	-
Merger-related expense	-	(165)	165	(100%)
Derivative fair value adjustment	(635)	-	(635)	-
Interest expense	(1,580)	(69)	(1,511)	NM*
Other expense	(20)	(60)	40	(67%)
Total other income (expense)	(2,188)	(294)	(1,894)	644%

Income tax benefit	769	-	769	-
Net loss	$(2,436)	$(725)	$(1,711)	236%
Plus: Net loss attributable to noncontrolling interest	361	725	(364)	(50%)
Net loss attributable to common stockholders	$(2,075)	$-	$(2,075)	-

*NM= Not meaningful

Revenues for the three months ended March 31, 2020 increased approximately $3.5 million, or 224%, over the prior year period as a result of an approximately $4.1 million increase in rental income partially offset by an approximately $0.4 million decrease in commissions and an approximately $0.2 million decrease in management and other fees. Rental income increased as a result of the acquisition of ten properties in December 2019. The decrease in commission income is a result of an approximately $0.4 million decrease in third-party leasing commission income related to a lower average transaction value compared with the prior year period. The decrease in management and other fee income is mainly attributable to fees recognized in 2019 of approximately $0.3 million related to the properties acquired by the Company in December 2019, partially offset by an increase in development fees of approximately $0.2 million on the Company’s one development project.

Total operating expenses for the three months ended March 31, 2020 increased approximately $4.1 million, or 205%, over the prior year period primarily from: (i) an increase in depreciation and amortization expense of approximately $2.5 million primarily related to the acquisition of ten properties in December 2019; (ii) an increase in property operating expense of approximately $1.0 million related to the acquisition of ten properties in December 2019; and (iii) an increase in general and administrative expenses of approximately $0.8 million mainly attributable to an increase in professional service fees including legal, audit and tax fees of approximately $0.4 million, higher payroll and related expenses of approximately $0.3 million and an increase in fees to operate as a public company, including director and officers insurance, board of directors fees and filing fees of approximately $0.1 million. This is partially offset by a decrease in costs of services of approximately $0.2 million due to lower gross commissions revenue.

Merger-related expenses incurred during the three months ended March 31, 2019 of approximately $0.2 million related to the Mergers completed in December 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”. Derivative fair value adjustment increased approximately $0.6 million related to the interest rate cap and interest rate swaps the Company entered into on December 27, 2019. Interest expense for the year ended December 31, 2019 increased approximately $1.5 million over the prior year period. This increase is mainly attributable to a full quarter of interest on the debt obtained by the Company in December 2019 with the closing of the Mergers as well as an additional borrowing in 2020.

Income tax benefit increased by approximately $0.8 million over the prior year period. Prior to the completion of the Mergers on December 27, 2019 as described above under the heading “—Mergers with MedAmerica Properties Inc.”, the Company was structured as a limited liability company and was treated as a partnership for U.S. federal and state income purposes. As such, any taxes were the responsibility of the members, and accordingly no provisions for federal or state income taxes were recorded during the three months ended March 31, 2019.

Net loss attributable to noncontrolling interest decreased approximately $0.4 million over the prior year period. The net loss attributable to noncontrolling interest for the three months ended March 31, 2019 reflects the pre-merger activity of BSR and the net loss attributable to noncontrolling interest for the three months ended March 31, 2020 reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership from the completion of the Mergers on December 27, 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves. As of March 31, 2020 and April 8, 2021, we had unrestricted cash and cash equivalents of approximately $4.8 million and $2.0 million, respectively, available for current liquidity needs and restricted cash of approximately $1.9 million and $8.6 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance. As described above, we have taken a number of proactive measures to maintain the strength of our business and manage the impacts of the COVID-19 pandemic on our operations and liquidity, including the following:

•

we have maintained ongoing communication with our tenants and assisted them in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including the stimulus and relief packages that have been signed into law to date;

•

we received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the PPP which was forgiven in the first quarter of 2021. In March 2021, we received a second unsecured loan of approximately $0.8 million pursuant to the PPP (see “—Consolidated Indebtedness and Preferred Equity—PPP Loans”);

•

we negotiated loan payment deferrals and loan covenant deferrals. The lenders for our mortgage loans secured by the Brookhill, Hollinswood and Vista properties agreed to defer payments of principal and interest for three months, and the lender for our mortgage loan secured by the Avondale property agreed to require interest-only payments for four months; the lender under the MVB Loan Agreement agreed to require interest-only payments for three months and deferred covenant tests until June 30, 2021 and December 31, 2021, as applicable. Subsequent to the initial payment deferral, our lender for the mortgage loans secured by Hollinswood and Vista has agreed to defer payments of principal and interest for another three months.  The deferred amounts for the Hollinswood mortgage will be due in six equal monthly installments beginning in November 2020. The deferred amount for all other loans will be due at loan maturity;

•

we obtained additional capital from the Preferred Investor. Under the Sub-OP Operating Agreement, the Preferred Investor made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Bridge Loan and certain other property level indebtedness. As of April 8, 2021, there was approximately $1.2 million of remaining availability to the Company from these capital contributions which is included in restricted cash. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement”; and

•	we have paused acquisition and investment activity other than working to close the remaining six Mergers.

As described above, as of April 8, 2021, we have collected 91.4% of contractual rent due for the months of April 2020 through March 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as certain businesses limit operations and public perception of the risk of COVID-19 persists, which will adversely impact our cash flows and liquidity. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We have a mortgage on Lamar Station Plaza East, which was assumed in the July 2020 acquisition, totaling approximately $3.4 million that matures during 2021. We do not project that we will have sufficient cash available to pay off the mortgage balance upon maturity and are currently in discussions with lenders to refinance the mortgage. There can be no assurances that we will be successful on the refinance of the mortgage on favorable terms or at all. If we are unable to refinance this mortgage, the lender has the right to place the loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, we would not have any further financial obligations to the lender as the value of this property is in excess of the outstanding mortgage balance.

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

We have encountered difficulties obtaining the necessary capital to service and refinance our existing indebtedness. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTC, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. The severe economic, market and other disruptions, worldwide, including in the bank lending, capital and other financial markets, caused by the COVID-19 pandemic and the impact on the retail industry have exacerbated the issues we have encountered obtaining financing. As described further below, during the second quarter of 2020, we relied on Basis to provide additional necessary capital. However, we can provide no assurances that Basis will continue to work with us in order to be able to meet our liquidity needs to service our indebtedness, and we may not be able to establish relationships with new lenders or financing sources as a result of Basis’s significant rights. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of March 31, 2020, and throughout 2020, we have been in compliance with all covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage which was assumed in July 2020 as described below under the heading “—2020 Covenant Defaults.” In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of March 31, 2020 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at March 31, 2020
Basis Term Loan (net of discount of $1,025)	January 1, 2023	Floating (2)	6.125%	$63,089
Basis Preferred Interest (net of discount of $206) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	9,246
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,424
MVB Revolver	December 27, 2021 (6)	Floating (7)	6.75%	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	10,200
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,250
Vista Shops at Golden Mile Loan	January 25, 2021 (9)	LIBOR + 2.50%	3.49%	8,950
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	3.74%	9,607
Cromwell Land Loan (net of discount of $13)	January 10, 2023	Fixed	6.75%	1,419
Total				$112,185
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.99%, as of March 31, 2020.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $2.5 million of indebtedness related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(4)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)

In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest”. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.

(6)	In March 2021, the Company entered into a one-year extension on the MVB Revolver as described below under the heading “—MVB Loan”.
(7)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(9)	The Company completed the refinance of this loan as described below under the heading “—2021 Debt Agreements and Modifications”.

Basis Term Loan

On December 27, 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and was outstanding as of March 31, 2020. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of March 31, 2020, the interest rate of the Basis Term Loan was 6.125%.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended December 31, 2020, the first period effective for the Company, was approximately 1.19x.

Basis Preferred Interest

On December 27, 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of March 31, 2020, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of March 31, 2020 and December 31, 2019, the Minimum Multiple Amount was approximately $2.5 million and $2.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

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

Under certain circumstances, including in the event that the Preferred Investor’s interests are not redeemed on or prior to the Redemption Date (as it may be extended), the Preferred Investor may remove the Operating Partnership as the manager of the Sub-OP and as the manager for each of the property-owning entities held under the Sub-OP.

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

On June 16, 2020, the Preferred Investor made two additional capital contributions, which are classified as debt, available to the Sub-OP in the aggregate amount of approximately $2.9 million. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers under the Basis Loan Agreement for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. As described below under the heading “—2021 Debt Agreements and Modifications,” we expect to repay approximately $0.8 million of these funds with the proceeds from the Vista mortgage refinance. As of April 8, 2021, there was approximately $1.2 million of remaining availability to the Sub-OP under these additional capital contributions which is included in restricted cash. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions.

MVB Loan

On December 27, 2019, in connection with the closing of the Initial Mergers, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan matures on December 27, 2022 and the MVB Revolver matures on December 27, 2020, which has been extended to December 27, 2022 under the terms described below. The MVB Term Loan has a fixed interest rate of 6.75% per annum. The MVB Revolver carries an interest rate of the greater of (i) Prime Rate plus 1.5% and (ii) 6.75%.

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of March 31, 2020.

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

The MVB Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The MVB Loan Agreement also requires the Company to maintain (as such terms are defined in the MVB Loan Agreement) (i) a debt service coverage ratio of at least 1.30 to 1.00, (ii) an EBITDA to consolidated funded debt ratio of at least 8.0%, (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $5.0 million (the “Minimum Liquidity Requirement”), and (iv) one or more deposit accounts with MVB with an aggregate minimum balance of $3.0 million (the “Deposit Requirement”). The failure to comply with the Deposit Requirement is not a default under the MVB Loan Agreement but will increase the interest rate under the MVB Term Loan and MVB Revolver by 1.0% until the Deposit Requirement has been satisfied. As described above, MVB has agreed to require interest-only payments for three months (April, May, and June) and deferred covenant tests until June 30, 2021 and December 31, 2021.

In December 2020, we entered into an amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, we entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and requires the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing date of our pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing date of the pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2020 and December 31, 2019, the Company had approximately $33.4 million and $32.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, and Brookhill mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00 and 1.35 to 1.00, respectively.

As described above, in response to the COVID-19 pandemic, the lenders for our Brookhill, Hollinswood and Vista mortgage loans agreed to defer payments of principal and interest for three months (April, May and June or May, June and July) and the lender for our Avondale mortgage loan agreed to require interest-only payments for four months (May through August). The lender for the Hollinswood and Vista mortgage loans agreed to defer another three months of principal and interest payments in exchange for the Company agreeing to increase its guaranty to 50% of the mortgage principal. The guaranty will be reduced to the original amount of 25% of the Vista mortgage principal balance and $2.0 million for the Hollinswood loan upon the repayment of the deferred amount.  The deferred payments for the Brookhill and Vista mortgage loans are due at maturity. The deferred payments for the Hollinswood mortgage loan are due in six equal monthly installments beginning in November 2020. Due to the terms of the modifications, we determined that some of these modifications met the criteria for troubled debt restructurings under the accounting standards. No gain or loss was recognized as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. We accounted for the change prospectively using the new effective interest rates of the loans.

In connection with the closings of the six remaining Mergers, we expect to incur or assume approximately $78.6 million of additional mortgage indebtedness.

PPP Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note (the “PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the PPP, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration

(the “SBA”). The PPP Loan bears interest at a rate of 1.0% per year. During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA, which will be recognized as a gain on debt extinguishment in the Company’s statement of operations for the three months ended March 31, 2021.

On March 18, 2021, a wholly owned subsidiary of the Company entered into a promissory note (the “Second PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “Second PPP Loan”) pursuant to the PPP. The Second PPP Loan bears interest at a rate of 1.0% per year. The Second PPP Note contains certain events of default relating to, among other things, failure to make any payment when due and material adverse changes in the borrower’s financial condition. The occurrence of an event of default, following any applicable cure period, would permit MVB to declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the PPP Note to be immediately due and payable.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and certain mortgage interest, rent and utility expenses. The terms of any forgiveness may also be subject to further requirements under any regulations and guidelines the SBA may adopt. The Company can provide no assurances that it will obtain forgiveness of the Second PPP Loan in whole or in part. If the Company does not obtain forgiveness it is required to make equal monthly payments of principal and interest to repay the loan in full upon maturity on March 18, 2026.

2020 Covenant Defaults

As described above under the heading “—Merger with MedAmerica Properties Inc.”, in July 2020 we completed the Merger to acquire Lamar Station Plaza East, which included the assumption of $2.5 million in debt. Additionally, in connection with the Merger, we entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. The loan was in default of the debt service coverage ratio (as defined in the loan agreement) upon assumption of the loan agreement. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to Company’s satisfaction of certain conditions, including (i) execution of a lease agreement with a specified tenant on or before January 1, 2021, (ii) issuance of a certificate of occupancy for a specified tenant on or before January 1, 2021, and (iii) delivery of subordination, nondisturbance and attornment agreements on or before October 2, 2020 for specified tenants. If we did not satisfy these conditions, the Lender’s forbearance would terminate. We did not meet the above conditions. We entered into a second loan modification agreement effective November 2020 in which the lender agreed to forbear enforcement of the events of default subject to our satisfaction of certain conditions including (i) issuance of a certificate of occupancy for a specified tenant on or before January 31, 2021 and (ii) the specified tenant has taken full possession and occupancy of the space on or before January 31, 2021. We met both conditions required by the second loan modification.

2021 Debt Agreements and Modifications

In March 2021, we completed the refinance of the approximately $8.9 million Vista Shops mortgage loan. The new loan has a principal balance of $11.7 million, matures in June 2023, and carries an interest rate of 3.83%. We deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender. We are in negotiations with the Basis Lender as to the application of the deposit which will be applied as follows unless another agreement is made between the Basis Lender and the Company: (i) repay approximately $0.8 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to us in June 2020 under the Basis Preferred Interest as described above under the heading “—Basis Preferred Interest”, (ii) pay off approximately $0.2 million in accrued interest on these funds and (iii) contribute approximately $0.9 million into an escrow account with the Basis Lender which will either be released to us for certain capital expenditures or used to pay down the outstanding principal balance of the capital contributions upon satisfaction of certain conditions.

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

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are summarized below (dollars in thousands). The cash flows for the three months ended March 31, 2020 reflect the cash flows Broad Street Realty, Inc. and its consolidated subsidiaries. The cash flows for the three months ended March 31, 2019 reflect the cash flows of BSR. As described above, our cash flows in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

	For the Three Months Ended March 31,
	2020	2019	Change
Cash and cash equivalents at beginning of period	$11,595	$138	$11,457
Net cash used in operating activities	(1,386)	(772)	(614)
Net cash used in investing activities	(2,276)	(344)	(1,932)
Net cash (used in) provided by financing activities	(1,231)	1,151	(2,382)
Cash and cash equivalents at end of period	$6,702	$173	$6,529

Operating Activities- Cash used in operating activities increased by approximately $0.6 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. Operating cash flows were primarily impacted by a net increase in changes in operating assets and liabilities of approximately $1.0 million, of which approximately $1.3 million related to the change in accounts payable and accrued liabilities, which is offset by an approximately $0.3 million change in accounts receivable. This was partially offset by an increase in net cash provided by operating activities, before net changes in operating assets and liabilities, of approximately $0.4 million mainly attributable to the completion of the Mergers described above under the heading “—Mergers with MedAmerica Properties Inc”.

Investing Activities- Cash used in investing activities during the three months ended March 31, 2020 increased by $1.9 million compared to the corresponding period in 2019. This increase is mainly attributable to the acquisition of a parcel of land during the three months ended March 31, 2020.

Financing Activities- Cash provided by financing activities for the three months ended March 31, 2020 decreased by $2.4 million compared to the corresponding period in 2019. The change resulted primarily from a decrease in net borrowings under debt agreements of approximately $1.4 million and a net decrease in proceeds from related parties, which include properties managed by the Company, of approximately $1.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, management had concluded that there were material weaknesses in internal control over financial reporting related to the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2019. We are in the process of remediating the material weaknesses as of the end of the period covered by this Quarterly Report on Form 10-Q.

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q, as a result of the materials weaknesses referred to above. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this quarterly filing on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Ongoing Remediation Plan

Management, under the oversight of the Audit Committee of the Board of Directors, has continued to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The Company began remediating the material weaknesses during the first quarter of 2020 and continues to do so through the date of this report.  The Company’s remediation efforts have included initial assessments of existing internal control over financial reporting and its internal and external accounting resources. While the Company has completed the initial assessments, it will continue monitoring and assessing on a continuing basis.

As part of the Company’s initial assessment of its existing internal control over financial reporting the Company identified missing or inadequately designed controls and is in the process of remediating. The Company anticipates that its control improvement efforts will be completed during the first half of 2021. Once all appropriately designed controls are in place, they will need to be operating for a sufficient period of time prior to concluding they are operating effectively.

The Company engaged outside consultants to assist with various accounting and financial reporting matters in the first quarter of 2020 and began assessing the need for hiring of additional accounting and financial reporting resources.  As of the date of the filing of this report, the Company has hired several internal resources, including a vice president of finance and reporting. The Company will continue assessing its needs for both internal and external resources going forward.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
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

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.1	Broad Street Realty, Inc. 2020 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 21, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broad Street Realty, Inc.

Date: April 15, 2021	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: April 15, 2021	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)