Form 10-Q
period 2020-06-30
Broad Street Realty, Inc.
filed 2021-04-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate properties
Land	$36,632	$34,350
Building and improvements	118,999	118,972
Intangible lease assets	20,124	20,222
Construction in progress	1,050	-
Less accumulated depreciation and amortization	(5,348)	(127)
Total real estate properties, net	171,457	173,417

Cash and cash equivalents	4,764	9,068
Restricted cash	4,131	2,527
Accounts receivable, net of allowance of $225 and $92, respectively	2,300	1,955
Other assets, net	4,158	5,343
Total Assets	$186,810	$192,310

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$114,540	$112,473
Accounts payable and accrued liabilities	8,696	8,692
Unamortized intangible lease liabilities, net	2,825	3,439
Payables due to related parties	661	1,052
Deferred tax liabilities	13,097	14,650
Deferred revenue	474	568
Total liabilities	140,293	140,874

Commitments and contingencies

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 21,587,336 issued and outstanding at June 30, 2020 and December 31, 2019	216	216
Additional paid in capital	53,059	53,059
Accumulated deficit	(6,079)	(1,890)
Total Broad Street Realty, Inc. stockholders' equity	47,196	51,385
Noncontrolling interest	(679)	51
Total equity	46,517	51,436
Total Liabilities and Equity	$186,810	$192,310

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$3,645	$-	$7,791	$-
Commissions	224	986	834	1,969
Management and other fees	316	630	684	1,227
Total revenues	4,185	1,616	9,309	3,196
Operating Expenses
Cost of services	140	718	589	1,372
Depreciation and amortization	2,499	5	4,981	9
Property operating	907	-	1,858	-
Bad debt expense	24	-	165	66
General and administrative	2,037	1,184	4,155	2,471
Total operating expenses	5,607	1,907	11,748	3,918
Operating loss	(1,422)	(291)	(2,439)	(722)

Other income (expense)
Interest and other income	1	-	48	-
Merger-related expense	-	(28)	-	(196)
Derivative fair value adjustment	(69)	-	(704)	-
Interest expense	(1,611)	(82)	(3,191)	(151)
Other expense	(166)	(31)	(186)	(88)
Total other income (expense)	(1,845)	(141)	(4,033)	(435)

Income tax benefit	784	-	1,553	-
Net loss	$(2,483)	$(432)	$(4,919)	$(1,157)
Plus: Net loss attributable to noncontrolling interest	369	432	730	1,157
Net loss attributable to common stockholders	$(2,114)	$-	$(4,189)	$-

Net loss attributable to common stockholders per share
Basic and diluted	$(0.10)	$-	$(0.19)	$-

Weighted average shares outstanding
Basic and diluted	21,587,336	-	21,587,336	-

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2018	-	$-	-	$-	$-	$-	$(5,044)	$(5,044)
Net loss	-	-	-	-	-	-	(725)	(725)
Member distributions	-	-	-	-	-	-	(138)	(138)
Balance at March 31, 2019	-	-	-	-	-	-	(5,907)	(5,907)
Net loss	-	-	-	-	-	-	(432)	(432)
Member distributions	-	-	-	-	-	-	(23)	(23)
Balance at June 30, 2019	-	$-	-	$-	$-	$-	$(6,362)	$(6,362)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2019	500	$-	21,587,336	$216	$53,059	$(1,890)	$51	$51,436
Net loss	-	-	-	-	-	(2,075)	(361)	(2,436)
Balance at March 31, 2020	500	-	21,587,336	216	53,059	(3,965)	(310)	49,000
Net loss	-	-	-	-	-	(2,114)	(369)	(2,483)
Balance at June 30, 2020	500	$-	21,587,336	$216	$53,059	$(6,079)	$(679)	$46,517

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,919)	$(1,157)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(1,553)	—
Depreciation and amortization	5,221	9
Minimum return on basis preferred interest	(488)	—
Straight-line rent receivable	(480)	—
Straight-line rent liability	6	3
Change in fair value of derivatives	704	—
Bad debt expense	165	66
Write-off of pre-acquisition costs	150
Changes in operating assets and liabilities
Accounts receivable	(617)	(386)
Other assets	1,109	300
Receivables due from related parties	22	(110)
Accounts payable and accrued liabilities	(1,109)	140
Payables due to related parties	(11)	35
Deferred revenues	(94)	(61)
Net cash used in operating activities	(1,894)	(1,161)
Cash flows from investing activities
Acquisitions of real estate	(1,898)	—
Capitalized pre-acquisition costs, net of refunds	34	(483)
Capital expenditures for real estate	(1,131)	—
Capital expenditures for corporate property	-	(4)
Net cash used in investing activities	(2,995)	(487)
Cash flows from financing activities
Borrowings under debt agreements	5,063	—
Repayments under debt agreements	(2,909)	(146)
Offering costs	(1)	(83)
Debt origination and discount fees	(63)	—
Distributions to members	-	(161)
Proceeds from related parties	1,139	2,342
Payments to related parties	(1,040)	(15)
Net cash provided by financing activities	2,189	1,937
(Decrease) increase in cash, cash equivalents, and restricted cash	(2,700)	289
Cash, cash equivalents and restricted cash at beginning of period	11,595	138
Cash, cash equivalents and restricted cash at end of period	$8,895	$427

Supplemental Cash Flow Information
Interest paid	$2,781	$182
Taxes paid, net	197	—
Accrued offering costs	457	870
Accrued pre-acquisition costs	95	360

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$4,764	$427
Restricted cash	4,131	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$8,895	$427

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

June 30, 2020

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of June 30, 2020, the Company had real estate assets of $176.8 million, gross, in ten real estate properties and a parcel of land on which another shopping center is located. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2020, the Company owned 88.4% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below). As described further below, the financial statements presented herein for all periods prior to December 27, 2019 are those of Broad Street Realty, LLC (“BSR”). References herein to “the Company” for periods prior to December 27, 2019 refer to BSR.

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

•

it has amended the MVB Loan Agreement (as defined in Note 5) to extend the maturity date of the $2.0 million MVB Revolver to December 27, 2022 and to defer the requirement to comply with certain financial covenants until June 30, 2021 and December 31, 2021, as applicable. The amendment also eliminates the revolving nature of the facility, requires monthly principal payments as calculated over a 10-year amortization schedule and requires the repayment a $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The payment owed by March 31, 2021 has been paid;

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on December 22, 2020. During the six months ended June 30, 2020, there were no material changes to these policies except as noted below.

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

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of June 30, 2020, which includes rental income for the six months ended June 30, 2020 (dollars in thousands). The Company did not own any properties and therefore did not have any rental income during the six months ended June 30, 2019.

Location	Number of Properties	Gross Real Estate Assets at June 30, 2020	Percentage of Total Real Estate Assets at June 30, 2020	Rental income for the six months ended June 30, 2020
Maryland(1)	4	$74,285	42.1%	$3,947
Virginia	4	67,383	38.1%	2,394
Pennsylvania	1	26,744	15.1%	1,126
Washington D.C.	1	8,393	4.7%	324
	10	$176,805	100.0%	$7,791

(1) Rental income for the six months ended June 30, 2020 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020 as described above under the heading “—2020 Real Estate Acquisitions”.

Note 4 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 are detailed in the table below (dollars in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets, net	$1,498	$1,284
Prepaid assets and deposits	1,302	2,144
Pre-acquisition costs	637	1,130
Straight-line rent receivable	510	30
Corporate property, net	120	101
Interest rate cap asset	34	16
Receivables due from related parties	24	525
Other receivables, net of allowance of $87 and $193	19	113
Lease incentives	14	-
	$4,158	$5,343

Receivables due from related parties as of June 30, 2020 and December 31, 2019 are described further in Note 12 “Related Party Transactions”.

Note 5 – Debt

The table below details the Company’s debt balance at June 30, 2020 and December 31, 2019 (in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	June 30, 2020	December 31, 2019
Basis Term Loan (net of discount of $932 and $1,118)	January 1, 2023	Floating (2)	6.125%	$63,182	$62,996
Basis Preferred Interest (net of discount of $187 and $224) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	11,890	9,471
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,424	4,500
MVB Revolver	December 27, 2021 (6)	Floating (7)	6.75%	2,000	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	10,200	10,200
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,241	3,275
Vista Shops at Golden Mile Loan	January 25, 2021(9)	LIBOR + 2.50%	2.66%	8,950	8,950
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.91%	9,595	9,650
Cromwell Land Loan (net of discount of $12)	January 10, 2023	Fixed	6.75%	1,418	-
Paycheck Protection Program Loan	April 20, 2022 (10)	Fixed	1.00%	757	-
Mezzanine Loans (11)	-	-	-	-	2,738
				$115,657	$113,780
Unamortized deferred financing costs				(1,117)	(1,307)
Total Mortgage and Other Indebtedness				$114,540	$112,473

(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.16%, as of June 30, 2020.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $2.3 million and $2.8 million of indebtedness as of June 30, 2020 and December 31, 2019, respectively, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

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

(6)	In March 2021, the Company entered into a one-year extension on the MVB Revolver as described below under the heading “—Forbearance Agreements and Debt Amendments”.
(7)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.

(9)	The Company completed the refinance of this loan as described below under the heading “—2021 Debt Agreements and Modifications”.
(10)	During the first quarter of 2021, the Company received forgiveness for its Paycheck Protection Program Loan as described below under the heading “—PPP Loans”.
(11)

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

Basis Term Loan

On December 27, 2019, in connection with the closing of the Initial Mergers, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and was outstanding as of June 30, 2020. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of June 30, 2020, the interest rate of the Basis Term Loan was 6.125%.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended December 31, 2020, the first period effective for the Company, was approximately 1.19x

Basis Preferred Interest

On December 27, 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of June 30, 2020, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of June 30, 2020 and December 31, 2019, the Minimum Multiple Amount was approximately $2.3 million and $2.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of June 30, 2020.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of June 30, 2020 and December 31, 2019, the Company had approximately $33.4 million and $32.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, and Brookhill mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00 and 1.35 to 1.00, respectively.

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

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, the Company entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property (c) March 31, 2022, and (d) September 30, 2022. The payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

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

2021 Debt Agreements and Modifications

In March 2021, the Company completed the refinance of the approximately $8.9 million Vista Shops mortgage loan. The new loan has a principal balance of $11.7 million, matures in June 2023, and carries an interest rate 3.83% per annum. The Company deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender. The Company is in negotiations with the Basis Lender as to the application of the deposit which will be applied as follows unless another agreement is made between the Basis Lender and the Company: (i) repay approximately $0.8 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to the Company in June 2020 under the Basis Preferred Interest as described above under the heading “—Forbearance Agreements and Debt Amendments”, (ii) pay off approximately $0.2 million in accrued interest on these funds and (iii) contribute approximately $0.9 million into an escrow account with the Basis Lender which will either be released to us for certain capital expenditures or used to pay down the outstanding principal balance of the capital contributions upon satisfaction of certain conditions.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of June 30, 2020 and December 31, 2019 was $1.3 million, gross ($1.1 million, net) and $1.3 million, gross ($1.3 million, net), respectively. Debt discounts associated with the Company’s debt as of June 30, 2020 and December 31, 2019 was $1.4 million, gross ($1.1 million, net) and $1.3 million, gross ($1.3 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheet and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense on the consolidated statement of operations, of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2020. The Company did not recognize any amortization expense of deferred financing costs and debt discounts during the three and six months ended June 30, 2019.

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of June 30, 2020, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. The changes in the fair value of the Company’s derivatives, which do not qualify for hedge accounting, are recognized in earnings. For the three and six months ended June 30, 2020, the Company recognized approximately $0.1 million and $0.7 million in expense related to fair value adjustments on derivatives. The Company did not have any derivative instruments during the three and six months ended June 30, 2019.

The fair value of the Company’s derivative financial instruments as of June 30, 2020 and December 31, 2019 was an interest rate cap asset of less than $0.1 million for each period and an interest rate swap liability of approximately $0.8 million and $0.1 million, respectively. The interest rate cap asset is included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheet, respectively.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As described above under the heading “—Forbearance Agreements and Debt Amendments”, the lender under the MVB Loan Agreement deferred covenant tests until June 30, 2021 and December 31, 2021. As of June 30, 2020, and throughout 2020, the Company was in compliance with all of the covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage which was assumed in July 2020 as described above under the heading “—Forbearance Agreements and Debt Amendments.”

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

Note 7 - Equity

Noncontrolling Interest

As of June 30, 2020, the Company owned an 88.4% interest in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 11.6% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) will have the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis.

2020 Equity Incentive Plan

On January 16, 2020, the board of directors of the Company approved the Broad Street Realty, Inc. 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, the Company may issue equity-based awards to directors, officers, employees, independent contractors and other eligible persons. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. A total of 3,620,000 shares of the Company’s common stock are available for issuance under the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors. As of June 30, 2020, there were no awards outstanding under the Plan.

On December 31, 2020, the Company granted an aggregate of 153,200 restricted shares of common stock to its directors. The compensation expense related to these grants is approximately $0.1 million and will be recognized over a weighted-average period of one year beginning on the grant date.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the six months ended June 30, 2020 are presented in the table below. The Company did not have any option awards during the six months ended June 30, 2019.

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2019	70,000	$7.71	$-	2.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at June 30, 2020	70,000	$7.71	$-	2.26	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at June 30, 2020. The intrinsic value is not material.

Note 8 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2020 and 2019 by type of service (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Topic 606 Revenue Recognition	2020	2019	2020	2019
Topic 606 Revenues
Leasing commissions	Point in time	$224	$986	$815	$1,969
Property and asset management fees	Over time	151	386	342	802
Development fees	Over time	88	89	181	119
Engineering services	Over time	65	141	141	265
Equity fees	Point in time	4	-	4	-
Guaranty fees	Over time	-	7	-	15
Sales commissions	Point in time	-	-	19	-
Topic 606 Revenue		532	1,609	1,502	3,170
Out of Scope of Topic 606 revenue
Rental income		$3,645	$-	$7,791	$-
Sublease income		8	7	16	26
Total Out of Scope of Topic 606 revenue		3,653	7	7,807	26
Total Revenue		$4,185	$1,616	$9,309	$3,196

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of June 30, 2020 are as follows (dollars in thousands):

Remainder of 2020	$5,748
2021	11,756
2022	11,509
2023	10,834
2024	8,879
2025	7,331
Thereafter	19,475
Total	$75,532

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

The following table sets forth the computation of earnings per common share for the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2020	2019	2020	2019
Net loss	$(2,483)	$(432)	$(4,919)	$(1,157)
Plus: Net loss attributable to noncontrolling interest	369	432	730	1,157
Net loss attributable to common stockholders	$(2,114)	$-	$(4,189)	$-
Denominator
Basic weighted-average common shares	21,587	-	21,587	-
Dilutive potential common shares	-	-	-	-
Diluted weighted-average common shares	21,587	-	21,587	-

Net loss per common share- basic and diluted	$(0.10)	$-	$(0.19)	$-

Note 10 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheets was less than $0.1 million at both June 30, 2020 and December 31, 2019. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.8 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively. See Note 5 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of June 30, 2020 and December 31, 2019, respectively, due to their short-term nature of these instruments (Level 1).

At June 30, 2020 and December 31, 2019, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin and borrowings at fixed rates. The fair value of the Company’s $93.9 and $93.8 million in borrowings under variable rates at June 30, 2020 and December 31, 2019, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of June 30, 2020 and December 31, 2019 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of June 30, 2020, the fair value of the Company’s $21.8 million fixed rate debt was estimated to be approximately $22.4 million. As of December 31, 2019, the fair value of the Company’s $17.2 million fixed rate debt was estimated to be approximately $17.2 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 11 – Taxes

The provision for income taxes for the three and six months ended June 30, 2020 reflects an income tax benefit of approximately $0.8 million and $1.6 million, respectively, at an effective tax rate of 24% for each period. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the partnership not subject to tax and state income taxes.

Until the completion of the Mergers on December 27, 2019 as described above under the heading “—Merger with MedAmerica Properties Inc.”, the Company was structured as a limited liability company and was treated as a partnership for U.S. federal and state income purposes. As such, any taxes are the responsibility of the members, and accordingly no provisions for federal or state income taxes were recorded for the Company during the three and six months ended June 30, 2019.

Note 12 – Related Party Transactions

Receivables and Payables

As of June 30, 2020, the Company had less than $0.1 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, the Company had $0.7 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital which are reflected in Payables due to related parties on the consolidated balance sheet.

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

Approximately $0.4 million and $0.8 million of the Company’s total revenue for the three and six months ended June 30, 2020, respectively, was generated from related parties. Approximately $0.8 million and $1.4 million of the Company’s total revenue for the three and six months ended June 30, 2019, respectively, was generated from related parties. Additionally, approximately $0.5 million and $0.3 million of the Company’s accounts receivable, net balance at June 30, 2020 and December 31, 2019, respectively, was owed from related parties.

During 2019, the Company agreed to pay $1.5 million of consideration to Mr. Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in January 2020 and the remaining $0.5 million is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2020.

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

Management Fees

The Company provides management services for the seven properties to be acquired as of June 30, 2020 in the remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the seven properties.

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

Ground Lease

As described in Note 3 under the heading “—2020 Real Estate Acquisitions”, the Company acquired the fee-simple interest in the land that the Cromwell Field Shopping Center, a property managed by the Company, is located on under a leasehold interest. The Company leases the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized approximately $36,000 and $0.1 million of revenue under the ground lease for the three and six months ended June 30, 2020, respectively.

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

Consulting Agreement

The Company has engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company pays Timbergate Ventures, LLC a consulting fee of $0.2 million per year. During the three and six months ended June 30, 2020, approximately $50,000 and $0.1 million, respectively, was recorded in general and administrative expenses related to this consulting agreement.

Legal Fees

Samuel M. Spiritos, a member of the Company’s Board of Directors, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During each of the three and six months ended June 30, 2020, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP. During each of the three and six months ended June 30, 2019, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP.

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

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of June 30, 2020, we owned ten properties with an additional seven properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. Although we have paused acquisition and investment activity due to the impact of the COVID-19 pandemic, other than working to close the remaining six Mergers, over the long-term, we intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of June 30, 2020, we owned 88.4% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

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

Portfolio Summary

As of June 30, 2020, our portfolio was comprised of ten retail properties and a parcel of land on which another shopping center is located, all of which are located in the Mid-Atlantic region, consisting of 1,012,834 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio (dollars in thousands).

Property Name	City/State	GLA	Percent Leased(1)	Gross Real Estate Assets
Avondale Shops	Washington, D.C.	28,044	86.1%	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	163,030	78.6%	17,218
Coral Hills Shopping Center	Capitol Heights, MD	85,928	100.0%	16,682
Cromwell Field Shopping Center (Land)	Glen Burnie, MD	—	—	2,256
Crestview Square	Landover Hills, MD	74,694	98.7%	18,570
Dekalb Plaza	East Norriton, PA	178,815	81.5%	26,744
Hollinswood Shopping Center	Baltimore, MD	112,698	79.6%	21,888
Midtown Colonial	Williamsburg, VA	98,043	70.3%	14,354
Midtown Lamonticello	Williamsburg, VA	63,173	56.8%	16,014
Vista Shops at Golden Mile	Frederick, MD	98,858	91.5%	14,889
West Broad Commons	Richmond, VA	109,551	91.7%	19,797
Total		1,012,834		$176,805

(1)	Percent leased is calculated as (a) GLA under commenced leases as of June 30, 2020, divided by (b) total GLA, expressed as a percentage.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of June 30, 2020 and for the six months ended June 30, 2020 (dollars in thousands). The Company did not have any properties during the six months ended June 30, 2019.

Location	Number of Properties	Gross Real Estate Assets at June 30, 2020	Percentage of Total Real Estate Assets at June 30, 2020	Rental income for the six months ended June 30, 2020
Maryland(1)	4	$74,285	42.1%	$3,947
Virginia	4	67,383	38.1%	2,394
Pennsylvania	1	26,744	15.1%	1,126
Washington D.C.	1	8,393	4.7%	324
	10	$176,805	100.0%	$7,791
(1)	Rental income for the six months ended June 30, 2020 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2019 Annual Report on Form 10-K, which was filed with the SEC on December 22, 2020. During the six months ended June 30, 2020, there were no material changes to these policies. See Note 2 “—Recent Accounting Pronouncements” for recently-adopted accounting pronouncements.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2020 reflect the results of operations of Broad Street Realty, Inc. and its consolidated subsidiaries. The results of operations for the three and six months ended June 30, 2019 reflect the results of operations of BSR. As a result, the results of operations for the three and six months ended June 30, 2019 are not comparable to our results of operations for the three and six months ended June 30, 2020 and are not indicative of our results of operations in future periods. In addition, as described above, our results of operations in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019 (dollars in thousands)

	For the Three Months Ended		Change
	June 30, 2020	June 30, 2019	$	%
Revenues
Rental income	$3,645	$-	$3,645	-
Commissions	224	986	(762)	(77%)
Management and other fees	316	630	(314)	(50%)
Total revenues	4,185	1,616	2,569	159%
Expenses
Cost of services	140	718	(578)	(81%)
Depreciation and amortization	2,499	5	2,494	NM*
Property operating	907	-	907	-
Bad debt expense	24	-	24	-
General and administrative	2,037	1,184	853	72%
Total operating expenses	5,607	1,907	3,700	194%
Operating loss	(1,422)	(291)	(1,131)	389%

Other income (expense)
Interest and other income	1	-	1	-
Merger-related expense	-	(28)	28	(100%)
Derivative fair value adjustment	(69)	-	(69)	-
Interest expense	(1,611)	(82)	(1,529)	NM*
Other expense	(166)	(31)	(135)	435%
Total other income (expense)	(1,845)	(141)	(1,704)	NM*

Income tax benefit	784	-	784	-
Net loss	$(2,483)	$(432)	$(2,051)	475%
Plus: Net loss attributable to noncontrolling interest	369	432	(63)	(15%)
Net loss attributable to common stockholders	$(2,114)	$-	$(2,114)	-

*NM= Not meaningful

Revenues for the three months ended June 30, 2020 increased approximately $2.6 million, or 159%, over the prior year period as a result of an approximately $3.6 million increase in rental income partially offset by an approximately $0.8 million decrease in commissions and an approximately $0.3 million decrease in management and other fees. Rental income increased as a result of the acquisition of ten properties in December 2019. The decrease in commission income is a result of an approximately $0.6 million decrease in third-party leasing commission income due to delays in transactions related to COVID-19. The decrease in management and other fee income is mainly attributable to fees recognized in 2019 of approximately $0.3 million related to the properties acquired by the Company in December 2019.

Total operating expenses for the three months ended June 30, 2020 increased approximately $3.7 million, or 194%, over the prior year period primarily from: (i) an increase in depreciation and amortization expense of approximately $2.5 million primarily related to the acquisition of ten properties in December 2019; (ii) an increase in property operating expense of approximately $0.9 million related to the acquisition of ten properties in December 2019; and (iii) an increase in general and administrative expenses of approximately $0.9 million mainly attributable to higher payroll and related expenses of approximately $0.5 million, an increase in professional service fees including legal, audit and tax fees of approximately $0.3 million and an increase in fees to operate as a public company, including director and officers insurance, board of directors fees and filing fees of approximately $0.1 million. This is partially offset by a decrease in costs of services of approximately $0.6 million due to lower gross commissions revenue.

Interest expense for three months ended June 30, 2020 increased approximately $1.5 million over the prior year period. This increase is mainly attributable to a full quarter of interest on the debt obtained by the Company in December 2019 with the closing of the Mergers as well as additional borrowings in 2020. Other expense for the three months ended June 30, 2020 increased approximately $0.1 million over the prior year period. This increase is mainly attributable to expensed due diligence costs for acquisitions no longer being pursued by the Company.

Income tax benefit increased by approximately $0.8 million over the prior year period. Prior to the completion of the Mergers on December 27, 2019 as described above under the heading “—Mergers with MedAmerica Properties Inc.”, the Company was structured as a limited liability company and was treated as a partnership for U.S. federal and state income purposes. As such, any taxes were the responsibility of the members, and accordingly no provisions for federal or state income taxes were recorded during the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019 (dollars in thousands)

	For the Six Months Ended		Change
	June 30, 2020	June 30, 2019	$	%
Revenues
Rental income	$7,791	$-	$7,791	-
Commissions	834	1,969	(1,135)	(58%)
Management and other fees	684	1,227	(543)	(44%)
Total revenues	9,309	3,196	6,113	191%
Expenses
Cost of services	589	1,372	(783)	(57%)
Depreciation and amortization	4,981	9	4,972	NM*
Property operating	1,858	-	1,858	-
Bad debt expense	165	66	99	150%
General and administrative	4,155	2,471	1,684	68%
Total operating expenses	11,748	3,918	7,830	200%
Operating loss	(2,439)	(722)	(1,717)	238%

Other income (expense)
Interest and other income	48	-	48	-
Merger-related expense	-	(196)	196	(100%)
Derivative fair value adjustment	(704)	-	(704)	-
Interest expense	(3,191)	(151)	(3,040)	NM*
Other expense	(186)	(88)	(98)	111%
Total other income (expense)	(4,033)	(435)	(3,598)	827%

Income tax benefit	1,553	-	1,553	-
Net loss	$(4,919)	$(1,157)	$(3,762)	325%
Plus: Net loss attributable to noncontrolling interest	730	1,157	(427)	(37%)
Net loss attributable to common stockholders	$(4,189)	$-	$(4,189)	-

*NM= Not meaningful

Revenues for the six months ended June 30, 2020 increased approximately $6.1 million, or 191%, over the prior year period as a result of an approximately $7.8 million increase in rental income partially offset by an approximately $1.1 million decrease in commissions and an approximately $0.5 million decrease in management and other fees. Rental income increased as a result of the acquisition of ten properties in December 2019. The decrease in commission income is a result of an approximately $1.0 million decrease in third-party leasing commission income due to delays in transactions related to COVID-19. The decrease in management and other fee income is mainly attributable to fees recognized in 2019 of approximately $0.5 million related to the properties acquired by the Company in December 2019.

Total operating expenses for the six months ended June 30, 2020 increased approximately $7.8 million, or 200%, over the prior year period primarily from: (i) an increase in depreciation and amortization expense of approximately $5.0 million primarily related to the acquisition of ten properties in December 2019; (ii) an increase in property operating expense of approximately $1.9 million related to the acquisition of ten properties in December 2019; and (iii) an increase in general and administrative expenses of approximately $1.7 million mainly attributable to higher payroll and related expenses of approximately $0.8 million, an increase in professional service fees including legal, audit and tax fees of approximately $0.7 million and an increase in fees to operate as a public company, including director and officers insurance, board of directors fees and filing fees of approximately $0.2 million. This is partially offset by a decrease in costs of services of approximately $0.8 million due to lower gross commissions revenue.

Merger-related expenses incurred during the six months ended June 30, 2019 of approximately $0.2 million related to the Mergers completed in December 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”. Derivative fair value adjustment increased approximately $0.7 million over the prior year period related to the fair value adjustment of the interest rate cap and interest rate swaps the Company entered into on December 27, 2019. Interest expense for six months ended June 30, 2020 increased approximately $3.0 million over the prior year period. This increase is mainly attributable to a full six months of interest on the debt obtained by the Company in December 2019 with the closing of the Mergers as well as additional borrowings in 2020. Other expense for the six months ended June 30, 2020 increased approximately $0.1 million over the prior year period. This increase is mainly attributable to expensed due diligence costs for acquisitions no longer being pursued by the Company.

Income tax benefit increased by approximately $1.6 million over the prior year period. Prior to the completion of the Mergers on December 27, 2019 as described above under the heading “—Mergers with MedAmerica Properties Inc.”, the Company was structured as a limited liability company and was treated as a partnership for U.S. federal and state income purposes. As such, any taxes were the responsibility of the members, and accordingly no provisions for federal or state income taxes were recorded during the six months ended June 30, 2019.

Net loss attributable to noncontrolling interest decreased approximately $0.4 million over the prior year period. The net loss attributable to noncontrolling interest for the six months ended June 30, 2019 reflects the pre-merger activity of BSR and the net loss attributable to noncontrolling interest for the six months ended June 30, 2020 reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership from the completion of the Mergers on December 27, 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves. As of June 30, 2020 and April 8, 2021, we had unrestricted cash and cash equivalents of approximately $4.8 million and $2.0 million, respectively, available for current liquidity needs and restricted cash of approximately $4.1 million and $8.6 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance. As described above, we have taken a number of proactive measures to maintain the strength of our business and manage the impacts of the COVID-19 pandemic on our operations and liquidity, including the following:

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

As described below, under our existing debt agreements, we are subject to continuing covenants. As of June 30, 2020, and throughout 2020, we have been in compliance with all covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage which was assumed in July 2020 as described below under the heading “—2020 Covenant Defaults.” In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of June 30, 2020 (dollars in thousands):

	Maturity Date	Rate Type	Interest rate (1)	Balance Outstanding at June 30, 2020
Basis Term Loan (net of discount of $932)	January 1, 2023	Floating (2)	6.125%	$63,182
Basis Preferred Interest (net of discount of $187) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	11,890
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,424
MVB Revolver	December 27, 2021 (6)	Floating (7)	6.75%	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	10,200
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,241
Vista Shops at Golden Mile Loan	January 25, 2021(9)	LIBOR + 2.50%	2.66%	8,950
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.91%	9,595
Cromwell Land Loan (net of discount of $12)	January 10, 2023	Fixed	6.75%	1,418
Paycheck Protection Program Loan	April 20, 2022 (10)	Fixed	1.00%	757
Total				$115,657

(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.16%, as of June 30, 2020.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $2.3 million of indebtedness related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

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

(6)	In March 2021, the Company entered into a one-year extension on the MVB Revolver as described below under the heading “—MVB Loan”.
(7)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(9)	The Company completed the refinance of this loan as described below under the heading “—2021 Debt Agreements and Modifications”.
(10)	During the first quarter of 2021, the Company received forgiveness for its Paycheck Protection Program Loan as described below under the heading “—PPP Loans”.

Basis Term Loan

On December 27, 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and was outstanding as of June 30, 2020. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of June 30, 2020, the interest rate of the Basis Term Loan was 6.125%.

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

Basis Preferred Interest

On December 27, 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of June 30, 2020, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of June 30, 2020 and December 31, 2019, the Minimum Multiple Amount was approximately $2.3 million and $2.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of June 30, 2020.

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

In December 2020, we entered into an amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, we entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and requires the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing date of our pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing date of the pending merger of the Greenwood property (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

Mortgage Indebtedness

In addition to the indebtedness described above, as of June 30, 2020 and December 31, 2019, the Company had approximately $33.4 million and $32.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, and Brookhill mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00 and 1.35 to 1.00, respectively.

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

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are summarized below (dollars in thousands). The cash flows for the six months ended June 30, 2020 reflect the cash flows Broad Street Realty, Inc. and its consolidated subsidiaries. The cash flows for the six months ended June 30, 2019 reflect the cash flows of BSR. As described above, our cash flows in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

	For the Six Months Ended June 30,
	2020	2019	Change
Cash and cash equivalents at beginning of period	$11,595	$138	$11,457
Net cash used in operating activities	(1,894)	(1,161)	(733)
Net cash used in investing activities	(2,995)	(487)	(2,508)
Net cash provided by financing activities	2,189	1,937	252
Cash and cash equivalents at end of period	$8,895	$427	$8,468

Operating Activities- Cash used in operating activities increased by approximately $0.7 million during the six months ended June 30, 2020 compared to the corresponding period in 2019. Operating cash flows were primarily impacted by a net increase in changes in operating assets and liabilities of approximately $0.6 million, which mainly related to the change in accounts payable and accrued liabilities.

Investing Activities- Cash used in investing activities during the six months ended June 30, 2020 increased by $2.5 million compared to the corresponding period in 2019. This increase is mainly attributable to the acquisition of a parcel of land totaling $1.9 million and an increase in capital expenditures totaling $1.1 million during the six months ended June 30, 2020. This was partially offset by a decrease in capitalized pre-acquisition costs of $0.5 million.

Financing Activities- Cash provided by financing activities for the six months ended June 30, 2020 increased by $0.3 million compared to the corresponding period in 2019. The change resulted primarily from a increase in net borrowings under debt agreements of approximately $2.3 million, partially offset by a net decrease in proceeds from related parties, which include properties managed by the Company, of approximately $2.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

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

10.1

Capital Contribution Agreement, dated June 16, 2020 by and between Broad Street Operating Partnership, LP and BIG BSP Investments, LLC with respect to a $2,428,000 Capital Contribution to Broad Street BIG First OP LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.2

Capital Contribution Agreement, dated June  16, 2020, by and between Broad Street Operating Partnership, LP and BIG BSP Investments, LLC with respect to a $442,000 Capital Contribution to Broad Street BIG First OP LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.3	Amendment to Basis Loan Agreement dated June 16, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.4	Amendment to MVB Loan Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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