Form 10-K
period 2020-12-31
Broad Street Realty, Inc.
filed 2021-04-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30,794,043, based on the closing sales price per share of $1.79 as reported on the OTC Markets, Inc.

On April 8, 2021, the registrant had a total of 22,624,679 shares of common stock outstanding.

BROAD STREET REALTY, INC.

FORWARD-LOOKING STATEMENTS

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

PART I

The following description of the business of Broad Street Realty, Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2020 (this “report”). Unless the context indicates otherwise, references to “Broad Street,” “we,” “the Company,” “our” and “us” for periods prior to December 27, 2019 refer to Broad Street Realty, LLC and thereafter refer to the activities of and the assets and liabilities of the business and operations of Broad Street Realty, Inc. together with its consolidated subsidiaries, including Broad Street Operating Partnership, LP (the or our “Operating Partnership”), of which we are the sole member of the sole general partner.

ITEM 1. BUSINESS

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of December 31, 2020, we owned 11 properties with an additional six properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. Although we have paused acquisition and investment activity due to the impact of the COVID-19 pandemic, other than working to close the remaining six Mergers, over the long-term, we intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

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

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2020, we owned 88.9% of the units of limited partnership interest in our Operating Partnership (“OP units”), and we are the sole member of the sole general partner of our Operating Partnership.

The Mergers

On May 28, 2019, the Company and certain of its subsidiaries entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements”) with each of BSR, Broad Street Ventures, LLC (“BSV”) and each of BSV Avondale LLC, BSV Colonial Investor LLC, BSV Coral Hills Investors LLC, BSV Crestview Square LLC, BSV Cromwell Parent LLC, BSV Cypress Point Investors LLC, BSV Dekalb LLC, BSV Greenwood Investors LLC, BSV Highlandtown Investors LLC, BSV Hollinswood LLC, BSV Lamont Investors LLC, BSV Lamonticello Investors LLC, BSV LSP East Investors LLC, BSV Patrick Street Member LLC, BSV Premier Brookhill LLC, BSV Spotswood Investors LLC and BSV West Broad Investors LLC (collectively with BSR and BSV, the “Broad Street Entities”). The Merger Agreements relate to a series of 19 mergers (“Mergers”) whereby BSR, BSV and each Broad Street Entity have or are expected to become subsidiaries of the Company.

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

Our Portfolio

As of December 31, 2020, we owned 11 retail properties, of which ten are located in the Mid-Atlantic region and one is located in Colorado, consisting of 1,055,143 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio as of December 31, 2020.

Property Name	City/State	Year Built/ Renovated(1)	GLA	Percent Leased(2)		Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Avondale	Washington, D.C.	2010	28,044	82.0%		$526,201	$22.87	4.4%	Dollar Tree
Brookhill	Richmond, VA	2012	163,363	79.8%		1,307,679	10.03	10.9%	Food Lion
Coral Hills	Capitol Heights, MD	2012	85,928	100.0%		1,305,571	15.19	10.9%	Compare Foods
Crestview	Landover Hills, MD	2012	74,694	98.7%		1,391,102	18.87	11.6%	Value Village
Dekalb	East Norriton, PA	2015	178,815	81.5%		1,527,045	10.48	12.6%	Urban Air
Hollinswood	Baltimore, MD	2018	112,698	78.5%		1,451,926	16.41	12.1%	LA Mart
Lamar Station Plaza East	Lakewood, CO	1984	41,976	40.2%	(5)	263,479	15.63	2.2%	Hopebridge(5)
Midtown Colonial	Williamsburg, VA	2018	98,043	70.3%		611,164	8.87	5.1%	Food Lion
Midtown Lamonticello	Williamsburg, VA	2019	63,173	90.6%		907,216	15.84	7.5%	Earth Fare
Vista	Frederick, MD	2008	98,858	93.0%		1,595,832	17.37	13.2%	Aldi
West Broad	Richmond, VA	2017	109,551	81.3%		1,137,296	12.77	9.5%	New Grand Mart
Total/Weighted Average			1,055,143	82.6%		$12,024,511	$13.80	100.0%

(1)	Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)	Percent leased is calculated as (a) GLA under commenced leases as of December 31, 2020, divided by (b) total GLA, expressed as a percentage.
(3)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(4)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.
(5)	The Hopebridge lease commenced in March 2021, will generate approximately $0.2 million in additional annualized base rent and increases the percentage leased for the property to 60.9%.

Tenant Diversification

The following table sets forth information about the 20 largest tenants in our portfolio, based upon annualized base rent, as of December 31, 2020.

Tenant Name	Total Leased GLA	Percentage of Total GLA	Total Annualized Base Rent(1)	Percentage of Total Annualized Base Rent
Food Lion	71,759	6.8%	$491,604	4.1%
New Grand Mart	39,386	3.7%	417,846	3.5%
Urban Air	34,075	3.2%	381,640	3.2%
Earth Fare	24,016	2.3%	360,240	3.0%
Planet Fitness	20,123	1.9%	352,153	2.9%
Compare Foods	35,000	3.3%	315,000	2.6%
LA Mart	30,030	2.8%	293,867	2.4%
Dollar Tree	19,231	1.8%	277,920	2.3%
Value Village	23,400	2.2%	263,250	2.2%
Family Dollar	19,430	1.8%	246,178	2.0%
Dollar General	25,953	2.5%	243,992	2.0%
Crunch Fitness	25,320	2.4%	240,540	2.0%
Crossroads Animal Referral & Emergency	9,852	0.9%	238,705	2.0%
Big Lots	32,788	3.1%	229,516	1.9%
Aldi	18,000	1.7%	216,000	1.8%
Subway	7,323	0.7%	192,786	1.6%
Empire Beauty School	11,000	1.0%	192,027	1.6%
Goodwill	25,460	2.4%	190,950	1.6%
Ace Hardware	17,163	1.6%	175,921	1.5%
Davita Dialysis	6,800	0.6%	145,495	1.2%
Total/Weighted Average	496,109	46.7%	$5,465,630	45.4%

(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our portfolio, based on GLA, as of December 31, 2020.

Square Feet Under Lease	Number of Leases	Leased GLA	Percentage of Leased GLA	Total Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
Less than 1,000	20	12,055	1.4%	$459,202	$38.09	3.8%
1,000 - 2,499	68	108,676	12.5%	2,307,519	21.23	19.2%
2,500 - 9,999	53	238,812	27.4%	4,242,769	17.77	35.3%
10,000 - 39,999	23	511,736	58.7%	5,015,021	9.80	41.7%
Total/Weighted Average	164	871,279	100.0%	$12,024,511	$13.80	100.0%

(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as annualized base rent divided by leased GLA as of December 31, 2020.

Geographic Concentration

The following table sets forth information regarding the geographic concentration of our portfolio as of December 31, 2020.

MSA	MSA Rank(1)	Number of Properties	GLA	Percentage of Total GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent
Washington-Baltimore-Arlington	6	5	400,222	37.9%	90.7%	$6,270,632	$17.27	52.2%
Richmond, VA	44	2	272,914	25.9%	80.4%	2,444,975	11.14	20.3%
Virginia Beach-Norfolk-Newport News	37	2	161,216	15.3%	78.3%	1,518,380	12.03	12.6%
Philadelphia-Camden-Wilmington	8	1	178,815	16.9%	81.5%	1,527,045	10.48	12.7%
Denver-Aurora-Lakewood	19	1	41,976	4.0%	40.2%	263,479	15.63	2.2%
Total/Weighted Average		11	1,055,143	100.0%	82.6%	$12,024,511	$13.80	100.0%

(1)	MSA Rank is derived from The U.S. Census Bureau’s Annual Estimate of Resident Population: April 1, 2010 to July 1, 2019.
(2)	Percent leased is calculated as (a) GLA under commenced leases as of December 31, 2020, divided by (b) total GLA, expressed as a percentage.
(3)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(4)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations in our portfolio for leases in place as of December 31, 2020 for the ten calendar years from 2021 to 2030 and thereafter, assuming no exercise of renewal options or early termination rights.

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
MTM	1	415	0.0%	$—	$—	—
2021	20	32,562	3.1%	561,745	17.25	4.7%
2022	19	50,890	4.8%	886,681	17.42	7.4%
2023	28	128,431	12.2%	1,684,240	13.11	14.0%
2024	30	82,649	7.8%	1,638,509	19.82	13.6%
2025	29	190,238	18.1%	2,420,011	12.72	20.0%
2026	8	56,643	5.4%	703,593	12.42	5.9%
2027	8	97,607	9.3%	1,225,012	12.55	10.2%
2028	5	76,094	7.2%	764,872	10.05	6.4%
2029	5	34,205	3.2%	488,547	14.28	4.1%
2030	8	99,091	9.4%	1,301,880	13.14	10.8%
Thereafter	3	22,454	2.1%	349,421	15.56	2.9%
Vacant	47	183,864	17.4%	—	—	—
Total/Weighted Average	211	1,055,143	100.0%	$12,024,511	$13.80	100.0%

(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Description of Properties

Avondale Shops, Washington D.C.

Avondale is a strip retail property located in the northeast region of Washington D.C. at the signalized intersection of Michigan Avenue and Eastern Avenue.  The property has 28,044 square feet of GLA and, as of December 31, 2020, was 82.0% leased to eight tenants and accounted for 4.4% of our total annualized base rent.   The anchor tenant, Dollar Tree, represents approximately 30.5% of Avondale’s total annualized base rent as of December 31, 2020 and its lease expires in May 2027.

Brookhill Azalea Shopping Center, Richmond, Virginia

Brookhill is a retail center located on the border of the City of Richmond and its northern suburbs in close proximity to major transportation corridors Interstate 95, U.S. Route 1 and U.S. Route 301.  The property is located adjacent to major retail demand drivers Walmart and CVS Pharmacy.  The property has 163,363 square feet of GLA and, as of December 31, 2020, was 79.8% leased to 25 tenants and accounted for 10.9% of our total annualized base rent.  The anchor tenant, Food Lion, represented 23.6% of Brookhill’s total annualized base rent as of December 31, 2020 and its lease expires in January 2025.  Other notable national tenants include Dollar General and Kentucky Fried Chicken. The property management for Brookhill is performed by a third-party manager that is responsible for the day-to-day aspects of managing Brookhill, including collecting rents, maintaining the property in good working order and providing us with periodic property condition reports and leasing pipeline updates. We are responsible for the back office management of Brookhill, including processing rental payments and accounting functions.

Coral Hills Shopping Center, Capitol Heights, Maryland

Coral Hills is a retail center located in the densely populated Capitol Heights neighborhood, which is blocks from the Washington D.C. metro line and has excellent visibility along Marlboro Pike with large pylons. The property is anchored by Compare Foods and is adjacent to McDonalds and across the street from a CVS Pharmacy.  The property has 85,928 square feet of GLA and, as of December 31, 2020, was 100.0% leased to 16 tenants and accounted for 10.9% of our total annualized base rent. Compare Foods represented 24.1% of Coral Hill’s total annualized base rent as of December 31, 2020 and its lease expires in February 2026. Other notable national tenants include Family Dollar and AutoZone.

Crestview Square, Landover Hills, Maryland

Crestview is located in a densely populated suburban market near the Hyattsville Arts District and University of Maryland College Park campus.  The property is located less than a mile from major regional transportation corridors, including Interstate 295 and U.S. Route 50.  The property has prominent pylon signage at the signalized intersection for Annapolis Road and Cooper Lane and is in close proximity to national retailers Walmart and McDonalds.  The property has 74,694 square feet of GLA and, as of December 31, 2020, was 98.7% leased to 19 tenants and accounted for 11.6% of our total annualized base rent.  The anchor tenant, Value Village, represented 18.9% of Crestview’s total annualized base rent as of December 31, 2020 and its lease expires in January 2030.

Dekalb Plaza, East Norriton, Pennsylvania

Dekalb is a retail center located in a Philadelphia suburb.  The property is located at a major signalized intersection of Dekalb Pike and West Germantown Pike and is positioned in close proximity to Walmart and T.J. Maxx and across the street from Suburban Community Hospital, part of the national Prime Healthcare system.  The property has 178,815 square feet of GLA and, as of December 31, 2020, was 81.5% leased to 13 tenants and accounted for 12.6% of our total annualized base rent.  The anchor tenant, Urban Air, represented 25.0% of Dekalb’s total annualized base rent as of December 31, 2020 and its lease expires in October 2028.  Other notable tenants include Crunch Fitness, Big Lots, Goodwill and Chick-fil-A.

The following tables set forth certain information with respect to Dekalb Plaza as of December 31, 2020.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
Urban Air	10/31/2028	2 x 5 year Terms	34,075	23.4%	$381,640	$11.20	25.0%
Big Lots	01/31/2025	1 x 5 year Term	32,788	22.5%	229,516	7.00	15.0%
Goodwill	10/31/2023	3 x 5 year Terms	25,460	17.5%	190,950	7.50	12.5%
Crunch Fitness	12/31/2025	2 x 5 year Terms	25,320	17.4%	240,540	9.50	15.8%
(1)

Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2021	1	1,962	1.1%	$36,447	$18.58	2.4%
2022	1	850	0.5%	15,335	18.04	1.0%
2023	2	27,160	15.2%	232,600	8.56	15.2%
2024	3	9,900	5.5%	172,826	17.46	11.3%
2025	2	58,108	32.5%	470,055	8.09	30.8%
2026	1	750	0.4%	13,113	17.48	0.9%
2027	2	12,902	7.2%	205,029	15.89	13.4%
2028	1	34,075	19.1%	381,640	11.20	25.0%
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Vacant	7	33,108	18.5%	—	—	—
Total/Weighted Average	20	178,815	100.0%	$1,527,045	$10.48	100.0%
(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Occupancy Rate and Base Rent

As of December 31,	Occupancy Rate (1)	Average Annual Rent Per Square Foot (2)
2020	81.5%	$10.48
2019	81.5%	$10.34
2018	83.8%	$10.11
2017	74.1%	$10.29
2016	68.6%	$10.24
(1)	Occupancy rate is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)	Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Hollinswood Shopping Center, Baltimore, Maryland

Hollinswood is a retail center located in suburban Baltimore, Maryland. The property has 112,698 of GLA and, as of December 31, 2020, was 78.5% leased to 21 tenants and accounted for 12.1% of our total annualized base rent. The anchor tenant, LA Mart, represented 20.2% of Hollinswood’s total annualized base rent as of December 31, 2020 and its lease expires in October 2030. Other notable tenants include Dollar Tree, Advance Auto, Dollar General and a Royal Farms convenience and gas center.

The following tables set forth certain information with respect to Hollinswood Shopping Center as of December 31, 2020.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
LA Mart	10/31/2030	2 x 5 year Terms	30,030	34.0%	$293,867	$9.79	20.2%
Dollar General	7/31/2027	2 x 5 year Terms	12,286	13.9%	162,326	13.21	11.2%
(1)

Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2021	4	6,555	5.8%	$138,477	21.13	9.5%
2022	2	4,378	3.9%	92,160	21.05	6.3%
2023	2	4,005	3.6%	87,137	21.76	6.0%
2024	2	4,725	4.2%	98,651	20.88	6.8%
2025	2	3,188	2.8%	53,884	16.90	3.7%
2026	2	9,150	8.1%	140,764	15.38	9.7%
2027	1	12,286	10.9%	162,326	13.21	11.2%
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	4	38,875	34.5%	505,027	12.99	34.9%
Thereafter	2	5,291	4.7%	173,500	32.79	11.9%
Vacant	4	24,245	21.5%	—	—	—
Total/Weighted Average	25	112,698	100.0%	$1,451,926	$16.41	100.0%
(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Occupancy Rate and Base Rent

As of December 31,	Occupancy Rate (1)		Average Annual Rent Per Square Foot (2)
2020	78.5%	(3)	$16.41
2019	84.3%		$15.31
2018	84.4%		$15.16
2017	85.0%		$14.34
2016	97.2%		$13.17
(1)	Occupancy rate is calculated as occupied GLA divided by total GLA as of December 31 of each year.

(2)	Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.
(3)	The Planet Fitness lease commenced in January 2021 and increases the occupancy rate for the property to 92.3%.

Lamar Station Plaza East, Lakewood, Colorado

Lamar Station Plaza East is a retail center located in Lakewood, Colorado. The property has 41,976 square feet of GLA and, as of December 31, 2020, was 40.2% leased to 10 tenants and accounted for 2.2% of our total annualized base rent. The Company has entered into a lease with Hopebridge for 8,700 square feet of GLA and rent commenced in March 2021 that will generate approximately $0.2 million in additional annualized base rent for the property and will expire in March 2028. The addition of the Hopebridge lease increases the property’s leased percentage to 60.9%. This property was acquired in 2020 and fits the Company’s investment criteria with the potential to add value through repositioning and redeveloping the property.

Midtown Colonial, Williamsburg, Virginia

Midtown Colonial is a retail center located in Williamsburg, Virginia.  The property is part of the Midtown Row redevelopment which will create a mixed-use town center in Williamsburg, Virginia. The property is located adjacent to The College of William & Mary, within minutes of the campus center, and is situated at signalized intersections along Monticello Avenue.  The property has 98,043 square feet of GLA and, as of December 31, 2020, was 70.3% leased to five tenants and accounted for 5.1% of our total annualized base rent.  The property is under-occupied at this time as it is currently undergoing re-leasing as the property re-development nears completion. The anchor tenant, Food Lion, accounted for 29.9% of Midtown Colonial’s total annualized base rent as of December 31, 2020 and its lease expires in November 2028. See “Risk Factors—Risks Related to Our Organizational Structure—Certain of our director, officers and employees have outside business interests that present conflicts of interest with us and may adversely affect our business.”

Midtown Lamonticello, Williamsburg, Virginia

Midtown Lamonticello is a retail center located in Williamsburg, Virginia. The property is located directly across the street from The College of William & Mary, within minutes of the campus center.  It is situated at a signalized intersection along Monticello Avenue that is shared with our Midtown Colonial property.  The property has 63,173 square feet of GLA and, as of December 31, 2020, was 90.6% leased to 10 tenants and accounted for 7.5% of our total annualized base rent. The anchor tenant, Earth Fare, accounted for 39.7% of Midtown Lamonticello’s total annualized base rent as of December 31, 2020 and its lease expires in October 2030.

Vista Shops at Golden Mile, Frederick, Maryland

Vista is a retail center located in Frederick, Maryland. The property is accessible from the main retail thoroughfare West Patrick Street, also known as “The Golden Mile,” and in close proximity to Interstate 270.  The property has 98,858 square feet of GLA and, as of December 31, 2020, was 93.0% leased to 24 tenants and accounted for 13.2% of our total annualized base rent.  The anchor tenant, Aldi, has been on site for over 10 years. Aldi accounted for 13.5% of Vista’s total annualized base rent as of December 31, 2020 and its lease expires in December 2023. Other notable tenants include Planet Fitness, Dollar Tree and Care Veterinary Center, owned by Pathway Vet Alliance, which operates over 150 locations.

West Broad Commons, Richmond, Virginia

West Broad is a retail center located in the suburbs of Richmond, Virginia.  The property is located at a signalized intersection along West Broad Street and in close proximity to Costco, McDonalds, Sam’s Club and Guitar Center.  The property has 109,551 square feet of GLA and, as of December 31, 2020, was 81.3% leased to 13 tenants and accounted for 9.5% of our total annualized base rent.  The anchor tenant, New Grand Mart, is a specialty grocer with four locations in the metro Washington D.C. region and two in Richmond, Virginia. New Grand Mart accounted for 36.7% of West Broad’s total annualized base rent as of December 31, 2020 and its lease expires in December 2027.

The following tables set forth certain information with respect to West Broad Commons as of December 31, 2020.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
New Grand Mart	12/31/2027	2 x 5 year Terms	39,386	44.2%	$417,846	$10.61	36.7%
Empire Beauty School	11/30/2025	—	11,000	12.3%	192,027	17.46	16.9%
Hibachi Grill and Supreme Buffet	9/30/2027	—	13,000	14.6%	91,000	7.00	8.0%
(1)

Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2021	3	4,900	4.5%	$73,295	$14.96	6.4%
2022	—	—	—	—	—	—
2023	2	6,796	6.2%	84,979	12.50	7.5%
2024	2	2,800	2.6%	50,680	18.10	4.5%
2025	2	12,211	11.1%	219,852	18.00	19.3%
2026	—	—	—	—	—	—
2027	2	52,386	47.7%	508,846	9.71	44.7%
2028	—	—	—	—	—	—
2029	1	4,000	3.7%	98,880	24.72	8.7%
2030	1	6,000	5.5%	100,764	16.79	8.9%
Vacant	6	20,458	18.7%	—	—	—
Total/Weighted Average	19	109,551	100.0%	$1,137,296	$12.77	100.0%
(1)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(2)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

Occupancy Rate and Base Rent

As of December 31,	Occupancy Rate (1)	Average Annual Rent Per Square Foot (2)
2020	81.3%	$12.77
2019	91.6%	$12.39
2018	91.6%	$11.92
2017	93.8%	$11.85
2016	93.4%	$10.17
(1)	Occupancy rate is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)	Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Pending Mergers

The following table provides certain information as of December 31, 2020 with respect to the six properties that are under contract to be acquired pursuant to the six Mergers that have not closed as of the date of this report. We will continue to serve as the third-party manager of each of these properties until the applicable Merger closes.

Property Name	City/State	Year Built/ Renovated(1)	GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Cromwell	Glen Burnie, MD	1988	233,486	85.3%	$1,901,443	$9.55	19.2%	Rose's
Cypress Point	Virginia Beach, VA	2012	118,200	42.9%	730,684	14.42	7.4%	Dollar Tree
Highlandtown	Baltimore, MD	1987	57,513	85.5%	862,042	17.53	8.7%	Hazlo Market
Greenwood Village	Greenwood Village, CO	2017	204,158	85.8%	2,849,063	16.26	28.7%	United States Postal Service
Lamar Station Plaza	Lakewood, CO	2015	197,925	87.6%	1,757,260	10.13	17.7%	Casa Bonita
Spotswood	Harrisonburg, VA	1997	190,650	99.4%	1,827,932	9.64	18.4%	Kroger
Total/Weighted Average			1,001,932		$9,928,424	$12.08	100.0%

(1)	Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)	Percent leased is calculated as (a) GLA under commenced leases as of December 31, 2020, divided by (b) total GLA, expressed as a percentage.
(3)

Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2020, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.

(4)	Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2020.

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

Property Management and Brokerage Business

We manage or co-manage the properties in our portfolio, the six properties that are under contract to be acquired pursuant to the Mergers that have not closed as of the date of this report and four other properties. We also lease all of our owned and managed properties but utilize third-party leasing companies to augment our staff on a limited basis. Our asset and property management teams directly oversee the properties in our portfolio and our third-party managed properties and seek to increase our operating cash flows through the success of our leasing, property management and asset management functions. Our property management functions include the oversight of all day-to-day operations of our properties as well as the coordination and oversight of tenant improvements and building services. Our internal leasing team identifies prospective tenants, assists in the negotiation of leases, provides statements as to the income and expenses applicable to each such property, monitors monthly lease payments, periodically verifies tenant payment of real estate taxes and insurance coverage and periodically inspects each such property and tenants’ sales records, where applicable. We do not pay property management fees other than for the on-site property management of the Brookhill property.

We receive fees for any third-party property management, brokerage or leasing services. We represent primarily commercial tenants for their office and retail real estate needs, either for lease transactions or purchase and sale transactions.  We will continue to receive property management fees for the six properties that are under contract to be acquired pursuant to the Mergers that have not closed as of the date of this report. These fees will cease once the Mergers are closed.

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

We define small tenants as those leasing less than 10,000 square feet and we have tailored our management and leasing approach to deal with the unique needs of these smaller tenants.  As of December 31, 2020, of the 164 leases on our owned properties, 141 are leased to small tenants representing 41.3% of our portfolio GLA and 58.3% of our total annualized base rent. We believe that our ability to act quickly allows us to capture those tenants that are unable or unwilling to wait a substantial period of time for a lease to be approved. We are able to examine the credit of a potential tenant during the lease negotiation process and efficiently finalize the terms of the lease. Smaller tenants generally pay a premium per square foot to occupy smaller spaces. As of December 31, 2020, this base rent premium averaged 98.9% over what larger tenants in our portfolio pay on a weighted average per square foot basis.

Terms of Leases

We typically lease our properties to tenants on either a triple-net or modified gross basis. Our triple net leases provide that the tenant is generally responsible for reimbursing us for the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space and most other operating expenses. We perform common area maintenance, and the related cost is reimbursed by the tenant. Utilities and other premises-specific costs are typically paid directly by the tenant. Our modified gross leases provide that the tenant pays us a base rent and we are responsible for the payment of all property expenses.  In our modified gross leases, we typically negotiate that a proportional share of increases in expenses such as real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs that exceed a base rate, are reimbursed to us by the tenant. The leases for the properties in our portfolio have remaining lease terms that range from month-to-month to over 10 years, with a weighted average remaining lease term of 5.4 years as of December 31, 2020 based on GLA. Anchor tenant leases are typically for 10 to 20 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect us against significant vacancies and to ensure the presence of strong tenants that draw consumers to our centers. The shorter terms of smaller store leases allow us under appropriate circumstances to adjust rental rates periodically and, where possible, upgrade or adjust the overall tenant mix.

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

As of the date of this report, we have 43 employees, all of which are full time employees.

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

Our Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website. Any amendment to or waiver of our Code of Business Conduct and Ethics will be disclosed in the Corporate Governance section of the Investor Relations section of our website within four business data of the amendment or waiver.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flows, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

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

All of our properties, as well as our headquarters and other offices, are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us, and the government-imposed measures in response to the COVID-19 pandemic, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to our and our tenants’ businesses. We have observed the impact of COVID-19 manifest in the form of temporary closures or significantly limited operations among our tenants, with the exception of tenants operating in certain “essential” businesses, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. Although our tenants were open and operational at least on a limited basis (e.g., restaurants providing only carryout service) as of the date of this report, no assurance can be given that such closures or restrictions will not continue to occur.

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

The COVID-19 pandemic also has caused, and may continue to cause, severe economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets. Prior to the economic fallout from the COVID-19 pandemic, our access to capital was already constrained as a result of our existing debt and the lack of an active trading market for our common stock, and we expect our access to capital will be further constrained if there is a prolonged economic downturn. We may not have access to capital in order to be able to refinance debt as it comes due (including approximately $14.3 million of debt that matures in 2021, of which approximately $10.9 million has been refinanced or the maturity date has been extended during the first quarter of 2021), make debt service payments, acquire additional properties or pay dividends to our stockholders. In the event that we default under our existing debt agreements, subject to any applicable cure periods, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

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

The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of the COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods, but the pandemic and the related government measures may have an adverse impact on our financial condition, liquidity, results of operations and cash flows in future periods and the impact could be material.

We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we continue to encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.

We primarily rely upon external sources of capital, including debt and equity financing, to fund our capital needs, including acquisitions, development opportunities and repayment of debt maturities. We have encountered, and may continue to encounter, difficulties obtaining the necessary capital to service and refinance our existing indebtedness, including approximately $3.4 million of debt that matures in 2021. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock, and our access to capital is currently constrained by our existing debt and the lack of an active trading market for our common stock. The severe economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets, caused by the COVID-19 pandemic and the adverse impacts on the retail industry have exacerbated the issues we have encountered obtaining financing.

In June 2020, BIG BSP Investments, LLC (the “Preferred Investor”), a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), made additional capital contributions, which is classified as debt, of approximately $2.9 million available to Broad Street BIG First OP LLC, a subsidiary of our Operating Partnership (the “Sub-OP”), in order to service certain of our indebtedness, including indebtedness outstanding under the loan agreement, dated as of December 27, 2019, by and among six of our subsidiaries and a subsidiary of Basis (the “Basis Loan Agreement”). As of April 8, 2021, there was approximately $1.2 million of remaining availability to the Sub-OP under this additional capital contribution which is included in restricted cash and approximately $3.8 million of remaining availability under the Preferred Investor’s initial capital commitment to the Sub-OP. The Preferred Investor has not been willing to fund the $3.8 million of remaining availability under its initial capital commitment as of the date of this report. We can provide no assurances that Basis will continue to work with us in order to be able to meet our liquidity needs to service our indebtedness, and we may not be able to establish relationships with new lenders as a result of Basis’s significant rights under its agreements with us. See “ —The Basis Loan Agreement and the Sub-OP Agreement contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity.”

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

Ten of the 11 properties currently in our portfolio are located in the Mid-Atlantic region, including Maryland, Pennsylvania, Virginia and Washington, D.C., and one property is located in the Denver, Colorado area. Of the six pending mergers, four of the properties are in the Mid-Atlantic region and two are in the Denver, Colorado area. As a result of this geographic concentration, our business is dependent on the condition of the economy in these regions generally and the respective markets for retail real estate in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail space resulting from the COVID-19 pandemic and related economic fallout, the regulatory environment, business climate or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

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

For example, on February 3, 2020, Earth Fare, the anchor tenant at our Midtown Lamonticello property, filed for bankruptcy and announced that it was closing all of its stores. Earthfare was purchased out of bankruptcy and reopened several of the shuttered stores, including the one at Midtown Lamonticello. We entered into a new lease with Earth Fare and rent payments commenced on November 1, 2020. The new lease provides for $15.00 rent per square foot, compared to $19.25 rent per square foot under the prior Earth Fare lease. We may have other tenants declare for bankruptcy or close operations and terminate leases early as a result of the COVID-19 pandemic and related economic fallout.

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

As of December 31, 2020, we had an aggregate of $123.0 million of outstanding indebtedness, including $11.4 million of preferred equity in the Sub-OP that is classified as indebtedness on our balance sheet. Since December 31, 2020, we have incurred approximately $3.8 million, net of additional indebtedness. In addition, we expect to incur or assume an aggregate of $78.6 million in additional indebtedness in connection with the closings of the six pending Mergers. We may also need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes. If we incur additional debt, the related risks that we now face could intensify. Our substantial indebtedness could have material adverse consequences to us, including:

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

Each property in our portfolio is, and the six properties we expect to acquire in the remaining Mergers will be, subject to secured indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For example, we have a mortgage on one property totaling approximately $3.4 million that matures during 2021, and we can provide no assurances that we will be able to refinance the loan on favorable terms or at all. If we are unable to refinance the loan, the lender has the right to place its loan in default and ultimately foreclose on the property. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. If any of our properties are foreclosed upon due to a default, it could materially and adversely affect our financial condition, results of operations, cash flows and cash available for distribution to our stockholders.

The Basis Loan Agreement and the Sub-OP Agreement contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

Entities secured by Basis have substantial rights under the Basis Loan Agreement and the Sub-OP Operating Agreement (each as defined under “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity”), in particular, with respect to the properties owned by the Sub-OP, which secure the Basis Term Loan. The following are either prohibited or require the approval of Basis under the Basis Loan Agreement or the Sub-OP Operating Agreement:

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

Under certain circumstances, including in the event that Basis’ preferred interests in the Sub-OP are not redeemed on or prior to the redemption date, Basis may remove the Operating Partnership as the manager of the Sub-OP and as the manager for each of the property-owning entities held by the Sub-OP. In addition, if the debt service coverage ratio under the Basis Loan Agreement falls below 1.05x for two consecutive calendar quarters, the Basis Lender has the right to remove us as the manager of the six properties securing the Basis Term Loan. If the Basis Lender removed us as the manager of these properties, we would no longer manage the day-to-day operations of those properties.

Moreover, if there is a default by the Company under the MVB Loan (as defined below), by Mr. Jacoby under his guarantee of the MVB Loan or by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the cash accounts of the property-owning entities that collect rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as additional collateral for the Basis Term Loan. The Basis Lender also has the right to sweep those cash accounts if the debt service coverage ratio under the Basis Loan Agreement falls below 1.10x. If the Basis Lender exercises its right under the cash sweep provision, then our cash available for operations and other purposes would be significantly limited.

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

In addition to the restrictions provided in the Basis Loan Agreement and the Sub-OP Operating Agreement described above, other documents evidencing indebtedness contain certain financial covenants and affirmative and restrictive covenants, including, among other things, with respect to insurance coverage and our ability to incur additional indebtedness. The MVB Loan Agreement also requires us to maintain (as such terms are defined in the MVB Loan Agreement (i) a debt service coverage ratio of at least 1.00 to 1 beginning June 30, 2021, (ii) an EBITDA to consolidated funded debt ratio of at least 8.0% beginning December 31, 2021 and (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $3.0 million beginning June 30, 2021. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage and Lamar Station Plaza East mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40x, 1.35x, 1.35x and 1.25x, respectively. These limitations may restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flows and the market value of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

As of December 31, 2020, leases representing approximately 4.7% and 7.4% of our total annualized base rent are scheduled to expire by the end of 2021 and 2022, respectively, assuming no exercise of renewal options or early termination rights. In addition, approximately 17.4% of the square footage at our properties was available for rent as of December 31, 2020. We compete with many other entities engaged in real estate investment and leasing activities, including national, regional and local owners, operators, acquirers and developers. If our competitors offer retail space at rental rates below current market rates or below the rental rates that we currently charge our tenants, we may lose potential tenants. Even if our tenants renew their leases or we are able to re-lease the space, the terms and other costs of renewal or re-leasing, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-lease space in a reasonable time, or if rental rates decline or tenant improvement costs, leasing commissions or other costs increase, our business, financial condition and results of operations, ability to make distributions and ability to satisfy our debt service obligations could be materially and adversely affected.

Certain of the leases at our properties contain, and leases for properties that we may acquire in the future may contain, “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could materially and adversely affect our performance or the value of the affected retail property.

Certain of the leases at our properties contain, and leases for properties that we may acquire in the future may contain, “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (i) the presence of a certain anchor tenant or tenants, (ii) the continued operation of an anchor tenant’s store and (iii) minimum occupancy levels at the retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to reduce its rent. In periods of prolonged economic decline, including as a result of the COVID-19 pandemic, there is a higher-than-normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the affected retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue, tenants’ rights to terminate their leases early, or a reduction of their rent, our revenues and the value of the affected retail property could be materially and adversely affected.

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

As of December 31, 2020, we had approximately $101.9 million in floating-rate indebtedness, and we may enter into debt instruments with variable interest rates in the future. Increases in interest rates on variable rate debt will increase our interest expense, unless we make arrangements to hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, increase the cost of financing or impair our ability to pay dividends to our stockholders. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As described under Item 9A—Controls and Procedures, we conducted our assessment of our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2020, the end of our last fiscal year. Our assessment noted that while remediation of the previously identified material weaknesses is in process, such remediation has not been completed nor have the remediated controls been in place for a sufficient amount of time to conclude as to their operating effectiveness.  Consequently, the material weaknesses as noted previously remain at December 31, 2020 and our internal controls over financial reporting are ineffective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion and as a result of the Mergers, we did not maintain a sufficient complement of accounting resources with adequate knowledge, experience and training to assess the accounting and financial reporting implications for complex and non-routine transactions, including for the Mergers. See Item 9A “Controls and Procedures—Material Weaknesses.” As a result of these material weaknesses in internal control over financial reporting, we were unable to prepare and file our consolidated financial statements within the timelines prescribed by the SEC and, accordingly, as of December 31, 2020, we did not maintain adequate disclosure controls and internal control over financial reporting necessary to provide for the timely reporting of accurate financial information.

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

Our success depends, to a significant extent, on the services of certain key personnel, particularly Michael Jacoby, our chairman and chief executive officer. Among the reasons that Mr. Jacoby is important to our continued success is that he has significant experience in acquiring, financing, owning, leasing, managing, developing and redeveloping commercial real estate properties. Our ability to acquire, manage, develop and redevelop and successfully integrate and operate retail properties, therefore, depends upon the significant relationships that Mr. Jacoby and other members of our senior management team have developed over many years. Although we have entered into employment agreements with Mr. Jacoby and Alexander Topchy, our chief financial officer, we cannot provide any assurance that they will remain employed by us. Our ability to retain our senior management team, or to attract and integrate suitable replacements should any member of the senior management team leave, is dependent upon the competitive nature of the employment market. The loss of services of one or more members of our senior management team, particularly Mr. Jacoby, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our business, financial condition and results of operations. Furthermore, the Basis Loan Agreement prohibits us from engaging in certain change of control transactions. It is deemed a change of control under the Basis Loan Agreement if Mr. Jacoby ceases to be our chairman and chief executive officer and ceases to be actively involved in our daily activities and operations if Basis does not approve a replacement of Mr. Jacoby within 90 days of him ceasing to serve in such roles. If Mr. Jacoby were to no longer serve in his current roles, we could be declared in default under the Basis Loan Agreement.

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

In addition, all of the shares of our common stock that were issued in the Mergers were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Those shares may not be offered or sold unless the offer and sale is registered under, or exempt from the registration requirements of, the Securities Act, and we do not intend to register the offer and sale of those shares. Pursuant to Rule 144 under the Securities Act, between six and 12 months after issuance, those shares may be transferred without registration only if we satisfy the current public information requirement of Rule 144, which requires that we have filed all required periodic reports under the Exchange Act during the 12 months preceding such sale. If we do not satisfy the current public information requirement of Rule 144 shares of common stock issued in the Mergers that have been completed to date cannot be transferred pursuant to Rule 144 under the Securities Act until 12 months after the issuance of such shares.

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

As of April 8, 2021, Messrs. Jacoby and Yockey together owned approximately 17.8% of the outstanding shares of our common stock and 20.9% of the combined outstanding shares of common stock and OP units (which OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance). Furthermore, if all of the Mergers are completed, they will own 18.3% of the combined outstanding shares of common stock and OP units. In addition, Mr. Neal, a member of our board of directors, owned approximately 2.4% of the outstanding shares of our common stock as of April 8, 2021. Consequently, certain members of our management and our board of directors, whose economic, tax or business interests or goals may be different or inconsistent with ours, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors and the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

Messrs. Jacoby, Yockey, Topchy, Aras Holden, our vice president of asset management and acquisitions, and Jeffrey H. Foster, a member of our board of directors, collectively own a 20.9% interest in an entity that is redeveloping a property that formerly was a part of our Midtown Colonial property into a mixed-use facility with retail on the ground floor and multi-family above. When the redevelopment is complete, we will manage the retail portion of the property. However, we will have no ownership interest in the property. As a result of their ownership interest in this entity, Messrs. Jacoby, Yockey, Topchy, Holden and Foster will have conflicts of interest. The retail portion of the property owned in part by Messrs. Jacoby, Yockey, Topchy, Holden and Foster may compete with properties we own, including the portion of Midtown Colonial that we own. Furthermore, our directors and officers may invest in other properties in the future that compete with properties owned by us.

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

Furthermore, Messrs. Jacoby, Yockey, Topchy and Neal have ownership interests in the Broad Street Entities that are party to the Mergers that have not closed. As a result, there are inherent conflicts of interest in the remaining Mergers. As a result of these relationships, we may choose not to enforce, or to enforce less vigorously, our rights under the Merger Agreements for the remaining Mergers. Furthermore, our decision about whether or not to continue to pursue the closings of these Mergers could be impacted by these relationships.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC under the symbol “BRST.” On April 6, 2021, there were 584 holders of record. Such information was obtained through our registrar and transfer agent. The quotations on the OTC are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Dividends

We do not have a history of paying cash dividends to holders of our common stock. In the future, we intend to make regular quarterly distributions to the holders of our common stock. However, we can provide no assurances as to the timing of dividends or as to the amount of dividends. Our ability to make distributions will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations to us and unanticipated expenditures. For more information regarding factors that could materially and adversely affect our actual results of operations and ability to make distributions to our stockholders, see Item 1.A “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and the capital requirements of our company. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distributions. However, we currently have no intention to make distributions using shares of our common stock.

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

On December 31, 2020, the Company granted an aggregate of 153,200 restricted shares of common stock to its directors. The grants were made pursuant to the exemptions from registration under Section 4(a)(2) of the Securities Act. See Note 9 to the audited consolidated financial statements included herein.

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

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of December 31, 2020, we owned 11 properties with an additional six properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. Although we have paused acquisition and investment activity due to the impact of the COVID-19 pandemic, other than working to close the remaining six Mergers, over the long-term, we intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2020, we owned 88.9% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

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

The Merger between BSR and a wholly owned subsidiary of MedAmerica was accounted for as a reverse acquisition and recapitalization, with BSR being treated as the accounting acquirer. As a result, the consolidated financial statements included in this Annual Report on Form 10-K reflect the financial condition, the results of operations and cash flows of BSR prior to the Merger Date. Subsequent to the Merger Date, the information relates to Broad Street Realty, Inc. and its consolidated subsidiaries. BSR derived substantially all of its revenue from third-party management and brokerage fees, and, as described further below and elsewhere in this Annual Report, we derive the substantial majority of our revenue from rental payments on our owned properties. In addition, we have substantially more indebtedness than BSR did prior to the completion of the Initial Mergers.

As of the date of this report, there are six Mergers that have not been completed. The Company will issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these six properties and receive management fees.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. The COVID-19 pandemic and these related government measures had an adverse impact on our financial condition, liquidity, results of operations and cash flows for the year ended December 31, 2020. The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods.

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

Period	Percentage of Contractual Revenue Collected	Percentage of Contractual Revenue Deferred	Percentage of Contractual Revenue Forgiven
Q2 2020	84.7%	6.6%	6.6%
Q3 2020	93.3%	3.1%	0.3%
Q4 2020	95.7%	0.1%	0.0%
Q1 2021 (1)	91.7%	0.0%	0.1%
(1)	The Company is within its normal collection window for Q1 2021 contractual revenues.
•	we have entered into lease modifications that deferred approximately $0.4 million of contractual revenue and waived approximately $0.3 million of contractual revenue. To date, the weighted average payback period of deferred rent is approximately seven months, which commences at various times beginning in July 2020 through June 2021;
•	approximately 66% of our tenants (based on GLA) were designated as “essential” businesses under applicable state guidelines;
•	all of our tenants were open and operational at least on a limited basis (e.g., restaurants providing only carryout service). None of our tenants were completely closed as a result of COVID-19; and
•

our commissions revenue, which comprised approximately $2.4 million and $4.5 million of our total revenues for the years ended December 31, 2020 and 2019, respectively, has been impacted by COVID-19 mostly as a result of delays in leasing transactions. We believe this revenue will return as uncertainty recedes and our clients adjust and solidify their decision process. We have experienced an increase in establishing new relationships with potential clients as well as an increase in the number of consultations with our existing clients.

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

•

we received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the Paycheck Protection Program (“PPP”) which was forgiven in the first quarter of 2021. In March 2021, we received a second unsecured loan of approximately $0.8 million pursuant to the PPP (see “—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—Paycheck Protection Program Loans”);

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

•

we obtained additional capital from one of our lenders and investors. Under our operating agreement (the “Sub-OP Operating Agreement”) for Broad Street BIG First OP LLC (the “Sub-OP”), BIG BSP Investments, LLC (the “Preferred Investor”), a subsidiary of a real estate fund managed by Basis, made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Bridge Loan and certain other property level indebtedness. As of April 8, 2021, there was approximately $1.2 million of remaining availability to the Company from these funds which is included in restricted cash. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Liquidity and Capital Resources— Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement.”; and

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

How We Derive Our Revenue

Historically, BSR derived the majority of its revenue from third-party management and brokerage fees. As a result of the Mergers, we have acquired BSR, BSV and 10 of the properties that were managed on a third-party basis by BSR prior to those Mergers. As a result, during the year ended December 31, 2020 and going forward, we will derive a substantial majority of our revenue from rents received from our tenants at each of our properties since we will own a majority of the properties that were previously managed on a third-party basis by BSR. Our leases are generally triple net, pursuant to which the tenant is responsible for property expenses, including real estate taxes, insurance and maintenance, or modified gross, pursuant to which the tenant generally reimburses us for its proportional share of expenses. As of December 31, 2020, our portfolio (i) had annualized base rent of $12.0 million, (ii) had an annualized base rent per square foot of $13.80, (iii) was 82.6% leased to a diversified group of tenants and (iv) had no tenant accounting for more than 4.1% of the total annualized base rent. We continue to operate a third-party property management and brokerage business unit.  Our brokerage business primarily consists of representations of commercial tenants for their office and retail real estate needs, either for lease transactions or purchase and sale transactions.  Until we close the remaining six Mergers, we will receive property management fees for the management of those properties.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of December 31, 2020, approximately 41.3% of our portfolio (based on leased GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of December 31, 2020, approximately 17.4% of our GLA was vacant and approximately 3.1% of our leases (based on total GLA) were month-to-month or scheduled to expire on or before December 31, 2021. See “Item 1 Business—Our Portfolio—Lease Expirations.” Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic and related government measures described above. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

General and Administrative Expenses

General and administrative expenses include employee compensation costs, professional fees, consulting and other general administrative expenses. Our general and administrative expenses increased substantially for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of the completion of the Initial Mergers.  Additionally, we expect an increase in general and administrative expenses in the future related to stock issuances to employees. We expect that our general and administrative expenses will rise in some measure as our portfolio grows but that such expenses as a percentage of our revenue will decrease over time due to efficiencies and economies of scale.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiaries, and all material intercompany transactions and balances are eliminated in consolidation. We consolidate entities in which we own less than 100% of the equity interest but have a controlling interest through a variable interest, voting rights or other means. For these entities, we record a noncontrolling interest representing the equity held by other parties.

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

A majority of our leases require tenants to make estimated payments to the Company to cover their proportional share of operating expenses, including, but not limited to, real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses. We collect these estimated expenses and are reimbursed by tenants for any actual expense in excess of estimates or reimburse tenants if collected estimates exceed actual operating results. The reimbursements are recorded in rental income, and the expenses are recorded in property operating expenses, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the credit risk.

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

We assess the fair value of acquired assets and acquired liabilities in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805 Business Combinations and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market and economic conditions that may affect the property.  The most significant components of our allocations are typically the allocation of fair value to land and buildings and in-place leases and other intangible assets. The estimates of the fair value of buildings will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired.

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

Asset Impairment

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and the undiscounted future cash flow analysis. Subsequent changes in estimated undiscounted cash flows could affect the determination of whether an impairment exists.

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

Results of Operations

The results of operations for the year ended December 31, 2020 reflect the results of operations of Broad Street Realty, Inc. and its consolidated subsidiaries. The results of operations for the year ended December 31, 2019 reflect the results of operations of BSR prior to the Merger Date and, subsequent to the Merger Date, the results of operations of Broad Street Realty, Inc. and its consolidated subsidiaries. As a result, the results of operations for the year ended December 31, 2019 are not comparable to our results of operations for the year ended December 31, 2020 and are not indicative of our results of operations in future periods. In addition, as described above, our results of operations in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019 (dollars in thousands)

	For the year ended December 31,		Change
	2020	2019	$	%
Revenues
Rental income	$15,864	$242	$15,622	NM*
Commissions	2,437	4,466	(2,029)	(45%)
Management and other fees	1,358	2,534	(1,176)	(46%)
Total revenues	19,659	7,242	12,417	171%
Expenses
Cost of services	1,685	2,697	(1,012)	(38%)
Depreciation and amortization	9,939	146	9,793	NM*
Property operating	3,914	1	3,913	NM*
Bad debt expense	320	369	(49)	(13%)
General and administrative	8,911	5,637	3,274	58%
Total operating expenses	24,769	8,850	15,919	180%
Operating loss	(5,110)	(1,608)	(3,502)	218%

Other income (expense)
Interest and other income	55	33	22	67%
Merger-related expense	-	(829)	829	(100%)
Derivative fair value adjustment	(639)	(130)	(509)	392%
Interest expense	(6,676)	(3,148)	(3,528)	112%
Other expense	(187)	(92)	(95)	103%
Total other income (expense)	(7,447)	(4,166)	(3,281)	79%

Income tax benefit	3,033	704	2,329	331%
Net loss	$(9,524)	$(5,070)	$(4,454)	88%
Plus: Net loss attributable to noncontrolling interest	1,379	3,180	(1,801)	(57%)
Net loss attributable to common stockholders	$(8,145)	$(1,890)	$(6,255)	331%
*NM= Not Meaningful

Revenues for the year ended December 31, 2020 increased approximately $12.4 million, or 171%, over the prior year as a result of an approximately $15.6 million increase in rental income partially offset by an approximately $2.0 million decrease in commissions, and an approximately $1.2 million decrease in management and other fees. Rental income increased as a result of the acquisition of ten properties in December 2019 and one property in July 2020. The decrease in commissions of approximately $2.0 million, or 45%, as compared to the prior year is mainly attributable to a decrease in third party leasing commissions due to delays in transactions related to COVID-19. The decrease in management and other fee income is mainly attributable to fees recognized in 2019 of approximately $1.1 million related to the properties acquired by the Company in December 2019 and July 2020.

Total operating expenses for the year ended December 31, 2020 increased approximately $15.9 million over the prior year primarily from: (i) an increase in depreciation and amortization expense of approximately $9.8 million primarily related to the acquisition of ten properties in December 2019 and one property in July 2020; (ii) an increase in property operating expenses of $3.9 million related to the acquisition of ten properties in December 2019 and one property in July 2020; and (iii) an increase in general and administrative expenses of approximately $3.3 million mainly attributable to an increase in professional service fees including legal, audit and tax fees of approximately $1.7 million, higher payroll and related expenses of approximately $1.2 million and an increase in fees to operate as a public company, including directors and officers insurance, board of directors fees and filing fees of approximately $0.4 million. This is partially offset by a decrease in costs of services of approximately $1.0 million due to lower gross commission revenue.

Merger-related expenses incurred in 2019 of approximately $0.8 million related to the Mergers completed in December 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”. Derivative fair value adjustment increased approximately $0.5 million over the prior year related to the fair value adjustment of the interest rate cap and interest rate swaps the Company entered into on December 27, 2019. Interest expense for the year ended December 31, 2020 increased approximately $3.5 million over the prior year. This increase is mainly attributable to a full year of interest on the debt obtained by the Company in December 2019 with the closing of the Mergers as well as additional borrowings during 2020.

Income tax benefit increased approximately $2.3 million over the prior year which is attributable to the timing of the completion of the Mergers on December 27, 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”.

Net loss attributable to noncontrolling interest decreased approximately $1.8 million over the prior year. The 2019 amount reflects the pre-merger activity of BSR, LLC and the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership from the completion of the Mergers on December 27, 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves. As of December 31, 2020 and April 8, 2021, we had unrestricted cash and cash equivalents of approximately $4.1 million and $2.0 million, respectively, available for current liquidity needs and restricted cash of approximately $5.9 million and $8.6 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

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

•

we received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the PPP which was forgiven in the first quarter of 2021. In March 2021, we received a second unsecured loan of approximately $0.8 million pursuant to the PPP (see “—Consolidated Indebtedness and Preferred Equity—Paycheck Protection Program Loans”);

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
•

we obtained additional capital from the Preferred Investor. Under the Sub-OP Operating Agreement, the Preferred Investor made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Bridge Loan and certain other property level indebtedness. As of April 8, 2021, there was approximately $1.2 million of remaining availability to the Company from these capital contributions, which is included in restricted cash. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement”; and

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

We have a mortgage on Lamar Station Plaza East totaling approximately $3.4 million that matures during 2021. We do not project that we will have sufficient cash available to pay off the mortgage balance upon maturity and are currently in discussions with lenders to refinance the mortgage. There can be no assurances that we will be successful on the refinance of the mortgage on favorable terms or at all. If we are unable to refinance this mortgage, the lender has the right to place their respective loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, we would not have any further financial obligations to the lenders as the value of these properties are in excess of the outstanding mortgage balances.

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

We have encountered difficulties obtaining the necessary capital to service and refinance our existing indebtedness. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTC, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. The severe economic, market and other disruptions, worldwide, including in the bank lending, capital and other financial markets, caused by the COVID-19 pandemic and the impact on the retail industry have exacerbated the issues we have encountered obtaining financing. As described further below, during the year ended December 31, 2020, we relied on Basis to provide additional necessary capital. However, we can provide no assurances that Basis will continue to work with us in order to be able to meet our liquidity needs to service our indebtedness, and we may not be able to establish relationships with new lenders or financing sources as a result of Basis’s significant rights. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of December 31, 2020, and throughout 2020, we were in compliance with all of the covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage as described below under the heading “— 2020 Covenant Defaults.” In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of December 31, 2020 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at December 31, 2020
Basis Term Loan (net of discount of $745)	January 1, 2023	Floating (2)	6.13%	$66,439
Basis Preferred Interest (net of discount of $150) (3)	January 1, 2023 (4)	Fixed	14.0% (5)	11,434
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,277
MVB Revolver	December 27, 2021 (6)	Floating (7)	6.75%	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	11,670
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,205
Vista Shops at Golden Mile Loan	January 25, 2021 (9)	LIBOR + 2.50%	2.64%	8,902
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.89%	9,432
Lamar Station Plaza East Loan (net of discount of $7)	July 17, 2021	LIBOR + 3.00% (10)	4.00%	3,446
Cromwell Land Loan (net of discount of $10)	January 10, 2023	Fixed	6.75%	1,415
Paycheck Protection Program Loan	April 20, 2022 (11)	Fixed	1.00%	757
Total				$122,977

_____________________

(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.14%, as of December 31, 2020.
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

(6)	In March 2021, the Company entered into a one-year extension on the MVB Revolver as described below under the heading “—MVB Loan”.
(7)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(9)	The Company completed the refinance of this loan as described below under the heading “—2021 Debt Agreements and Modifications”.
(10)	The interest rate on the Lamar Station Plaza East Loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.

(11)	During the first quarter of 2021, the Company received forgiveness for its Paycheck Protection Program Loan as described below under the heading “—Paycheck Protection Program Loans”.

The following table sets forth our scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2020 (dollars in thousands):

Year (1)	Amount Due	Percentage of Total
2021 (2) (3) (4)	$15,911	12.8%
2022 (3)	5,043	4.1%
2023	81,013	65.4%
2024	11,473	9.3%
2025	10,449	8.4%
Thereafter	-	-
	$123,889	100.0%

_____________________

(1)	Does not reflect the exercise of any maturity extension options.
(2)

Includes the maturity of the Vista Mortgage Loan of approximately $8.9 million that was refinanced during the first quarter of 2021 as described below under the heading “—2021 Debt Agreements and Modifications”.

(3)

Includes the scheduled repayment of the PPP Loan of approximately $0.8 million which was forgiven in the first quarter of 2021 as described below under the heading “—Paycheck Protection Program Loans”.

(4)	Includes the maturity of the MVB Revolver that was extended in March 2021 to mature in December 2022 as described above under the heading “—MVB Loan”.

Basis Loan Agreement

On December 27, 2019, in connection with the closing of the Initial Mergers, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and was outstanding as of December 31, 2019. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of December 31, 2020, the interest rate of the Basis Term Loan was 6.125% and the balance outstanding was $66.9 million.

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

Basis Preferred Interest

On December 27, 2019, in connection with the closing of the Initial Mergers, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement of the Sub-OP (the “Sub-OP Operating Agreement”). Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of December 31, 2020, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of December 31, 2020, the Minimum Multiple Amount was approximately $1.8 million, which is included as indebtedness on the consolidated balance sheet.

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

On June 16, 2020, the Preferred Investor made two additional capital contributions, which are classified as debt, available to the Sub-OP in the aggregate amount of approximately $2.9 million. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers under the Basis Loan Agreement for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. As described below under the heading “—2021 Debt Agreements and Modifications”, we expect to repay approximately $0.8 million of these funds with the proceeds from the Vista mortgage refinance. As of April 8, 2021, there was approximately $1.2 million of remaining availability to the Sub-OP under these additional capital contributions, which is included in restricted cash. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of December 31, 2020.

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

In December 2020, we entered into an amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, we entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminates the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and requires the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing date of our pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing date of the pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

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

Paycheck Protection Program Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note (the “PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the PPP, which was established under the CARES Act and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan bears interest at a rate of 1.0% per year. During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA, which will be recognized as a gain on debt extinguishment in the Company’s statement of operations for the three months ended March 31, 2021.

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

Other Mortgage Indebtedness

As of December 31, 2020, we had approximately $38.1 million of outstanding mortgage indebtedness secured by our properties. The Borrowers’ obligations under the Brookhill Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Brookhill mortgage loan. Additionally, the Hollinswood mortgage, Vista mortgage, Brookhill mortgage, and Lamar Station Plaza East mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00, 1.35 to 1.00 and 1.25 to 1.00, respectively.

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

As discussed above, due to the COVID-19 pandemic, we entered into loan modifications on various debt instruments which deferred principal and interest payments or required interest-only payments for a period ranging from three to six months. Due to the terms of the modifications, we determined that some of these modifications met the criteria for troubled debt restructurings under the accounting standards. No gain or loss was recognized during the year ended December 31, 2020, as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. We accounted for the change prospectively using the new effective interest rates of the loans.

In connection with the closings of the six remaining Mergers, we expect to incur or assume approximately $78.6 million of additional mortgage indebtedness.

2020 Covenant Defaults

As described above under the heading “—Merger with MedAmerica Properties Inc.”, in July 2020 we completed the Merger to acquire Lamar Station Plaza East, which included the assumption of $2.5 million in debt. Additionally, in connection with the Merger, we entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. The loan was in default of the debt service coverage ratio (as defined in the loan agreement) upon our assumption of the loan agreement. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to Company’s satisfaction of certain conditions, including (i) execution of a lease agreement with a specified tenant on or before January 1, 2021, (ii) issuance of a certificate of occupancy for a specified tenant on or before January 1, 2021, and (iii) delivery of subordination, nondisturbance and attornment agreements on or before October 2, 2020 for specified tenants. If we do not satisfy these conditions, the Lender’s forbearance will terminate. We did not meet the above conditions. We entered into a second loan modification agreement effective November 2020 in which the lender agreed to forbear enforcement of the events of default subject to our satisfaction of certain conditions including (i) issuance of a certificate of occupancy for a specified tenant on or before January 31, 2021 and (ii) the specified tenant has taken full possession and occupancy of the space on or before January 31, 2021. We met both conditions required by the second loan modification.

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

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2020 and 2019 (dollars in thousands). The cash flows for the year ended December 31, 2020 reflect the cash flows of Broad Street Realty, Inc. and its consolidated subsidiaries. The cash flows for the year ended December 31, 2019 reflect the cash flows of BSR prior to the Merger Date and, subsequent to the Merger Date, the cash flows of Broad Street Realty, Inc. and its consolidated subsidiaries. As described above, our cash flows in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

	For the year ended December 31,
	2020	2019	Change
Cash and cash equivalents and restricted cash at beginning of period	$11,595	$138	$11,457
Net cash used in operating activities	(2,418)	(5,326)	2,908
Net cash used in investing activities	(6,247)	(70,318)	64,071
Net cash provided by financing activities	7,053	87,101	(80,048)
Cash and cash equivalents and restricted cash at end of period	$9,983	$11,595	$(1,612)

Operating Activities- Cash flows used in operating activities decreased by approximately $2.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019.  Operating cash flows were primarily impacted by net decrease in changes in operating assets and liabilities of approximately $3.4 million, of which approximately $2.4 million related to the change in accounts payable and accrued liabilities.

Investing Activities- Cash used in investing activities during the year ended December 31, 2020 decreased by approximately $64.1 million compared to the year ended December 31, 2019. This decrease is the result of the acquisitions of one property and one parcel of land during the year ended December 31, 2020 as compared to the acquisition of ten real estate properties during the year ended December 31, 2019.

Financing Activities- Cash provided by financing activities for the year ended December 31, 2020 decreased by approximately $80.0 million compared to the year ended December 31, 2019. The change resulted primarily from a decrease in net borrowings under debt agreements of $79.1 million partially offset by a decrease in offering costs paid of $1.6 million and a decrease in debt origination fees of $2.2 million, all of which related to the completion of the Mergers described above under the heading “—Mergers with MedAmerica Properties Inc.” during the year ended December 31, 2019. Additionally, the change related to a net decrease in proceeds from related parties, which include properties managed by the Company and the chief executive officer of the Company, of approximately $4.9 million.

Off Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Shareholders and Board of Directors

Broad Street Realty, Inc.

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Broad Street Realty, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter Regarding Liquidity

As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and the COVID-19 pandemic has caused significant disruptions to its business.  Management’s evaluation of the conditions and management’s plans to mitigate these matters are also described in Note 1.  Our opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase Price Allocation

As described in Notes 1 and 4 to the consolidated financial statements, on July 2, 2020 the Company acquired Lamar Station Plaza East for a purchase price of approximately $1.8 million. In connection with this acquisition, the Company recorded approximately $5.0 million of tangible and intangible real estate assets and assumed approximately $3.3 million of liabilities. The Company allocates the purchase price of acquired real estate to the identifiable assets and liabilities acquired based on their relative fair values. The determination of fair value requires significant judgment to develop the assumptions used in the estimated cash flow projections.

We identified the purchase price allocation of Lamar Station Plaza East as a critical audit matter. Auditing management’s judgments regarding market-based assumptions used in the estimated cash flow projections including forecasts of future revenue and operating expense growth rates, market lease rates, lease-up periods, capitalization rates and discount rates involved especially challenging auditor judgment due to the nature and extent of audit effort, including the need for specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:

•

Assessing the reasonableness of significant assumptions, including revenue and operating expense growth rates, estimated market lease rates, lease-up periods, capitalization rates and discount rates, through benchmarking against third-party industry data.

•

Utilizing personnel with specialized knowledge and skills in valuation methodologies to assist in evaluating the reasonableness of the valuation methodologies and assumptions used in the preparation of the purchase price allocation, including estimated market lease rates, lease-up periods, capitalization rates and discount rates.

Assessment of Impairment of Real Estate Properties

The Company’s real estate properties approximated $174.5 million as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company assesses impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized on properties when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. The Company identified the impact on its properties and their tenants resulting from the COVID-19 pandemic as a triggering event and, as a result, performed an undiscounted cash flow test on the Company’s real estate properties. There were no impairment charges recorded during the year ended December 31, 2020.

We identified the assessment of impairment of real estate properties as a critical audit matter.  Significant management judgment was required in the evaluation of potential impairment indicators and assumptions, as impacted by the COVID-19 pandemic, used in the undiscounted cash flow models, including future revenue and operating expense growth rates, capitalization rates, and holding periods. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating management’s assessment of potential impairment indicators, including changes in occupancy, the nature of the real estate properties and its operating and collections performance against historical data.

•

Evaluating management’s assumptions, as impacted by the COVID-19 pandemic, including future revenue and operating expense growth rates, capitalization rates, and holding periods used in performing the recoverability test.

•	Utilizing professionals with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the market-based assumptions utilized by management.

Liquidity and Management’s Plan

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties. The impact of COVID-19 has resulted in a decline in on-time rental payments and increased requests for rental relief from tenants, delays in closing the remaining Mergers and a violation of certain debt covenants included in the Company’s loan agreements. Additionally, the Company has certain debt maturities occurring in the next 12 months. The Company’s plan to manage the impacts of the COVID-19 pandemic include negotiating loan payment deferrals, amending loan agreements to extend debt maturities, refinancing property-level debt, and obtaining additional liquidity from the Preferred Investor. The assessment of management’s plan requires significant management judgment and assumptions related to forecasting future cash flows to estimate future liquidity requirements.

We identified the Company’s assessment of its liquidity and management’s related plans as a critical audit matter.  Significant judgment is required by management when evaluating the uncertainty related to the effects of the COVID-19 pandemic on the Company’s financial results and liquidity. In particular, there is a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s liquidity assessment to determine if it is probable that the Company will be able to satisfy its obligations as they become due for a period of one year from the date these consolidated financial statements are issued.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s liquidity assessment including the probability of management’s plans occurring and management’s ability to accurately forecast future results.
•

Assessing the reasonableness of management’s key assumptions, including projected revenues in the cash flow forecasts, by considering available industry and Company specific data on revenue and leasing trends and evaluating positive and negative evidence that support or contradict management’s conclusions.

•	Evaluating management’s disclosures in the consolidated financial statements regarding liquidity and management’s related plans.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Philadelphia, Pennsylvania

April 15, 2021

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Real estate properties
Land	$38,458	$34,350
Building and improvements	122,988	118,972
Intangible lease assets	20,619	20,222
Construction in progress	2,951	-
Less accumulated depreciation and amortization	(10,535)	(127)
Total real estate properties, net	174,481	173,417

Cash and cash equivalents	4,105	9,068
Restricted cash	5,878	2,527
Accounts receivable, net of allowance of $523 and $92, respectively	2,224	1,955
Other assets, net	4,738	5,343
Total Assets	$191,426	$192,310

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$122,060	$112,473
Accounts payable and accrued liabilities	10,486	8,692
Unamortized intangible lease liabilities, net	2,381	3,439
Payables due to related parties	660	1,052
Deferred tax liabilities	11,853	14,650
Deferred revenue	502	568
Total liabilities	147,942	140,874

Commitments and contingencies

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares and 500 shares outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 22,624,679 and 21,587,336 issued and outstanding at December 31, 2020 and 2019, respectively	225	216
Additional paid in capital	54,622	53,059
Accumulated deficit	(10,035)	(1,890)
Total Broad Street Realty, Inc. stockholders' equity	44,812	51,385
Noncontrolling interest	(1,328)	51
Total equity	43,484	51,436
Total Liabilities and Equity	$191,426	$192,310

See accompanying notes to consolidated financial statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2020	2019
Revenues
Rental income	$15,864	$242
Commissions	2,437	4,466
Management and other fees	1,358	2,534
Total revenues	19,659	7,242
Operating Expenses
Cost of services	1,685	2,697
Depreciation and amortization	9,939	146
Property operating	3,914	1
Bad debt expense	320	369
General and administrative	8,911	5,637
Total operating expenses	24,769	8,850
Operating loss	(5,110)	(1,608)

Other income (expense)
Interest and other income	55	33
Merger-related expense	-	(829)
Derivative fair value adjustment	(639)	(130)
Interest expense	(6,676)	(3,148)
Other expense	(187)	(92)
Total other income (expense)	(7,447)	(4,166)

Income tax benefit	3,033	704
Net loss	$(9,524)	$(5,070)
Plus: Net loss attributable to noncontrolling interest	1,379	3,180
Net loss attributable to common stockholders	$(8,145)	$(1,890)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.37)	$(7.12)

Weighted average shares outstanding
Basic and diluted	22,029,408	265,354

See accompanying notes to consolidated financial statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance at December 31, 2018	-	$-	-	$-	$-	$-	$(5,044)	$(5,044)
Member distributions	-	-	-	-	-	-	(327)	(327)
Effect of reverse merger	500	-	2,610,568	26	(4,203)	-	(80)	(4,257)
Issuance of Common Stock, net of costs	-	-	18,976,768	190	55,632	-	-	55,822
Issuance of OP Units	-	-	-	-	1,630	-	8,682	10,312
Net loss	-	-	-	-	-	(1,890)	(3,180)	(5,070)
Balance at December 31, 2019	500	-	21,587,336	216	53,059	(1,890)	51	51,436
Issuance of Common Stock	-	-	884,143	9	1,563	-	-	1,572
Grants of restricted stock	-	-	153,200	-	-	-	-	-
Net loss	-	-	-	-	-	(8,145)	(1,379)	(9,524)
Balance at December 31, 2020	500	$-	22,624,679	$225	$54,622	$(10,035)	$(1,328)	$43,484

See accompanying notes to consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,524)	$(5,070)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(3,033)	(704)
Depreciation and amortization	10,442	182
Minimum return on basis preferred interest	(982)	2,760
Straight-line rent receivable	(855)	(30)
Straight-line rent liability	9	1
Change in fair value of derivatives	639	130
Bad debt expense	320	369
Write-off of pre-acquisition costs	150	-
Changes in operating assets and liabilities
Accounts receivable	(662)	(715)
Other assets	712	(69)
Receivables due from related parties	13	(122)
Accounts payable and accrued liabilities	456	(1,960)
Payables due to related parties	(12)	42
Deferred revenues	(91)	(140)
Net cash used in operating activities	(2,418)	(5,326)
Cash flows from investing activities
Acquisitions of real estate	(2,044)	(69,340)
Capitalized pre-acquisition costs, net of refunds	120	(946)
Capital expenditures for real estate	(4,323)	-
Capital expenditures for corporate property	-	(32)
Net cash used in investing activities	(6,247)	(70,318)
Cash flows from financing activities
Borrowings under debt agreements	10,539	91,048
Repayments under debt agreements	(3,308)	(4,668)
Offering costs	(1)	(1,551)
Debt origination and discount fees	(103)	(2,272)
Distributions to members	-	(306)
Proceeds from related parties	1,149	6,327
Payments to related parties	(1,223)	(1,477)
Net cash provided by financing activities	7,053	87,101
(Decrease) increase in cash, cash equivalents, and restricted cash	(1,612)	11,457
Cash, cash equivalents and restricted cash at beginning of period	11,595	138
Cash, cash equivalents and restricted cash at end of period	$9,983	$11,595

See accompanying notes to consolidated financial statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the year ended December 31,
	2020	2019
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,105	$9,068
Restricted cash	5,878	2,527
Cash, cash equivalents and restricted cash at end of period	$9,983	$11,595
Supplemental Cash Flow Information
Interest paid	$5,995	$390
Taxes paid, net	323	4
Accrued acquisition costs	-	16
Accrued deferred loan costs	-	20
Accrued offering costs	457	459
Accrued pre-acquisition costs	119	15
Accrued capital expenditures for real estate	10	-
Supplemental disclosure of non-cash investing and financing activities
Reverse acquisition	$-	$(3,161)
Acquisition of real estate	(4,101)	(82,029)
Common shares issued in Mergers	1,583	58,259
OP Units issued in Mergers	-	8,682
Debt assumed in Mergers	2,518	18,249

See accompanying notes to consolidated financial statements

Broad Street Realty, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of December 31, 2020, the Company had real estate assets of $185.0 million, gross, in 11 real estate properties and a parcel of land on which another shopping center is located. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

Property Name	City/State	Total Gross Real Estate Assets at December 31, 2020
Avondale Shops	Washington, D.C.	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	17,226
Cromwell Field Shopping Center (Land)	Glen Burnie, MD	2,256
Coral Hills Shopping Center	Capitol Heights, MD	16,682
Crestview Square	Landover Hills, MD	18,592
Dekalb Plaza	East Norriton, PA	26,757
Hollinswood Shopping Center	Baltimore, MD	23,362
Lamar Station Plaza East	Lakewood, CO	6,069
Midtown Colonial	Williamsburg, VA	14,750
Midtown Lamonticello	Williamsburg, VA	16,216
Vista Shops at Golden Mile	Fredrick, MD	14,889
West Broad Commons	Richmond, VA	19,824
		$185,016

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of December 31, 2020, the Company owned 88.9% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below). As described further below, the financial statements presented herein for all periods prior to December 27, 2019 are those of Broad Street Realty, LLC (“BSR”). References herein to “the Company” for periods prior to December 27, 2019 refer to BSR only.

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

As consideration for the Mergers that have closed as of the date of the issuance of these financial statements, the Company has issued an aggregate 19,660,911 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.1 million in cash as a portion of the consideration for the Mergers.

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

Additionally, the Company has been delayed in closing the remaining six Mergers, has been unable to meet and anticipates being unable to meet certain debt covenants included in the Company’s loan agreements, and has certain debt maturities occurring within the next twelve months. Specifically, as described further in Note 7 under the heading “—2020 Covenant Defaults”, the Company was in default of the debt service coverage ratio included in the Lamar Station Plaza East mortgage upon assumption of the mortgage with the closing of the property merger in July 2020. The Company entered into a first modification agreement with the lender upon assumption of the mortgage in which the lender agreed to forbear enforcement of the events of default subject to certain conditions. The Company expected to remain in default of the debt service coverage ratio as of December 31, 2020 and did not expect to meet all of the conditions included in the first modification agreement; therefore, the Company entered into a second modification agreement in November 2020 in which the lender agreed to forbear enforcement of the events of default subject to certain conditions which the Company has subsequently met.

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

•

it has received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the paycheck protection program which was forgiven in the first quarter of 2021. In March 2021, it received a second unsecured loan of approximately $0.8 million pursuant to the paycheck protection program (as described in Note 7 “—PPP Loans”);

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

•

it has amended the MVB Loan Agreement (as defined in Note 7) to extend the maturity date of the $2.0 million MVB Revolver to December 27, 2022 and to defer the requirement to comply with certain financial covenants until June 30, 2021 and December 31, 2021, as applicable. The amendment also eliminates the revolving nature of the facility, requires monthly principal payments as calculated over a 10-year amortization schedule and requires the repayment a $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid;

•	it has negotiated the forbearance of certain mortgage covenant defaults, subject to the satisfaction of certain conditions that the Company met (as described in Note 7 “—2020 Covenant Defaults”);
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

As of December 31, 2020, the Company had mortgages on two properties with principal balances outstanding of approximately $12.3 million that mature during the next 12 months. During the first quarter of 2021, the Company refinanced the approximately $8.9 million Vista Shops mortgage loan as described in Note 7 under the heading “—2021 Debt Agreements and Modifications”. The Company does not project that it will have sufficient cash available to pay off the $3.4 million Lamar Station Plaza East mortgage upon maturity and is currently in discussions with the lender to exercise a 12-month extension for the mortgage. There can be no assurances that the Company will be successful on the extension or refinance of the mortgage on favorable terms or at all. If the Company is unable to extend or refinance this mortgage, the lender has the right to place their loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, the Company would not have any further financial obligations to the lender as the value of this property is in excess of the outstanding mortgage balance.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2020.

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

Leases of Real Estate Properties: At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification.  Currently, all of the Company’s lease arrangements are classified as operating leases.  Rental revenue for operating leases is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. If the Company determines that future lease payments are not probable of collection, the Company will account for these leases on a cash basis.  If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company.  When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed.  When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment.  If the Company’s assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of revenue recognized would be impacted.

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

When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. The control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on net loss or cash flows.

Engineering Services: The Company provides engineering services to property owners on an as needed basis at the properties where the Company is the property or asset manager. The Company receives consideration at agreed upon fixed rates for the time incurred plus a reimbursement for costs incurred and revenue is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company accounts for performance obligations using the right to invoice practical expedient. The Company applies the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contract. Under this practical expedient, the

Company recognizes revenue in an amount that corresponds directly with the value to the customer of performance completed to date and for which there is a right to invoice the customer. Engineering services fees are included in Management and other fee income on the consolidated statements of operations.

Development Services: The Company provides construction-related services ranging from general contracting to project management for owners and occupiers of real estate. Depending on the terms of the engagement, the Company’s performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. The Company’s obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, the Company recognizes revenue over time, generally using input measures (e.g., to-date costs incurred relative to total estimated costs at completion). Typically, the Company is entitled to consideration at distinct milestones over the term of an engagement. The Company may receive variable consideration which can include, but is not limited to, a fee paid upon return of an investor’s original investment in a project. The Company assesses variable consideration on a contract-by-contract basis, and when appropriate, recognizes revenue based on its assessment of the outcome and historical results. The Company recognizes revenue related to variable consideration if it is deemed probable there will not be a significant reversal in the future. Development services fees are included in management and other fee income on the consolidated statements of operations.

Capital Transactions: The Company provides brokerage and other services for capital transactions, such as real estate sales, real estate acquisitions or other financing. The Company’s performance obligation is to facilitate the execution of capital transactions, and the Company is generally entitled to the full consideration at the point in time upon which its performance obligation is satisfied, at which time the Company recognizes revenue. Capital transaction fees are included in management and other fee income on the consolidated statements of operations.

Contract Assets and Contract Liabilities

Contract assets include amounts recognized as revenue for which the Company is not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2020 and 2019, the Company did not have any contract assets.

Contract liabilities include advance payments related to performance obligations that have not yet been satisfied. As of December 31, 2020 and 2019, the Company had approximately $0.1 million and $0.2 million, respectively, of contract liabilities which are included in deferred revenue on its consolidated balance sheets. The Company recognizes the contract liability as revenue once it has transferred control of service to the customer and all revenue recognition criteria are met.

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

Allocation of Purchase Price of Acquired Real Estate

As part of the purchase price allocation process of acquisitions, management makes estimates based upon the relative fair values of each component for asset acquisitions and at a fair value of each component for business combinations. We assess the fair value of acquired assets and acquired liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market and economic conditions that may affect the property.

The Company records above-market and below-market lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding acquired leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market acquired leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2020 and 2019, the Company had above-market leases with a gross value of approximately $2.7 million and $2.6 million, respectively, included in intangible lease assets on the consolidated balance sheets and below-market lease liabilities with a gross value of approximately $3.3 million and $3.5 million, respectively.

In-place lease intangibles are valued considering factors such as an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on evaluation of current market demand. The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense. As of December 31, 2020 and 2019, the Company had in-place leases with a gross value of approximately $18.0 million and $17.6 million, respectively, included in intangible lease assets on the consolidated balance sheets.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	20 to 45 years
Improvements	7.5 to 15 years
Lease intangibles	Less than 1 month to 19 years

Asset Impairment- Real Estate Properties

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property and the criteria are met for the property to be classified as held-for-sale. In determining the fair value, the Company uses current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and the undiscounted future cash flow analysis. Subsequent changes in estimated undiscounted cash flows could affect the determination of whether an impairment exists. The Company identified the impact on its properties and their tenants resulting from the COVID-19 pandemic as a triggering event and, as a result, performed an undiscounted cash flow test on the Company’s real estate properties. In each instance, the expected undiscounted future cash flows exceeded the carrying value of the related asset therefore no impairment was recorded.

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

Stock-Based Compensation

The fair value of stock-based awards is calculated on the date of grant. The Company amortizes the stock-based compensation expense on a straight-line basis over the period that the awards are expected to vest, net of any forfeitures. Forfeitures of stock-based awards are recognized as they occur.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow models. For the years ended December 31, 2020 and 2019, the Company has recorded all acquisitions based on estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy).

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2020 and December 31, 2019, the Company recognized approximately $0.6 million and $0.1 million, respectively, in expense related to fair value adjustments on derivatives.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and related disclosures.

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

As part of the reverse acquisition, the Company acquired less than $0.1 million of cash and cash equivalents. The Company also assumed payables and accruals of less than $0.1 million. The Company incurred approximately $0.8 million in costs associated with the merger that have been expensed under the heading “Merger-related expense” on the Consolidated Statement of Operations during the year ended December 31, 2019.

Note 4 – Real Estate

2020 Real Estate Acquisitions

On July 2, 2020, the Company completed the Merger to acquire Lamar Station Plaza East. Total consideration for the property included the issuance of 884,143 common shares, the payment of approximately $0.2 million in cash to the prior investors and approximately $0.1 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company assumed a $2.5 million mortgage on the property and, on July 2, 2020, entered into a loan modification agreement that increased the maximum principal amount available under the assumed loan agreement to $4.1 million. Additional discussion of this loan modification agreement is included in Note 7 under the heading “—2020 Covenant Defaults”.

The following table provides additional information regarding total consideration for the property (dollars in thousands).

Cash paid to prior owners	$175
Value of common shares issued	1,583
Transaction costs	70
Cash acquired in acquisition	(44)
Total Cost of Acquisition	$1,784

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the property acquired in July 2020 (dollars in thousands).

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

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the ten properties acquired by the Company in December 2019 (dollars in thousands).

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

Note 5 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of December 31, 2020 and 2019 (dollars in thousands).

	December 31, 2020	December 31, 2019
Assets:
Above-market leases	$2,661	$2,636
Above-market leases accumulated amortization	(504)	(6)
In-place leases	17,958	17,586
In-place leases accumulated amortization	(4,841)	(59)
Total net real estate intangible assets	$15,274	$20,157

Liabilities
Below-market leases	3,290	3,451
Below-market leases accumulated amortization	(909)	(12)
Total net real estate intangible liabilities	$2,381	$3,439

For the years ended December 31, 2020 and 2019, the Company’s net amortization related to intangibles was approximately $4.4 million and less than $0.1 million, respectively.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of December 31, 2020 (dollars in thousands):

	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
2021	$3,381	$470	$(765)	$3,086
2022	2,842	443	(655)	2,630
2023	2,335	390	(489)	2,236
2024	1,523	257	(289)	1,491
2025	969	199	(95)	1,073
Thereafter	2,067	398	(88)	2,377
Total	$13,117	$2,157	$(2,381)	$12,893

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of December 31, 2020, the weighted average remaining amortization period of above-market lease intangible assets, in-place lease intangibles and below-market lease intangibles is approximately 5.8 years, 4.8 years and 3.6 years, respectively.

Note 6 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2020 and 2019 are detailed in the table below (dollars in thousands):

	December 31, 2020	December 31, 2019
Prepaid assets and deposits	$1,662	$2,144
Right-of-use assets, net	1,287	1,284
Straight-line rent receivable	885	30
Pre-acquisition costs	519	1,130
Receivables due from related parties	206	525
Corporate property, net	107	101
Other receivables, net of allowance of $82 and $193	59	113
Lease incentives	12	-
Interest rate cap asset	1	16
Total	$4,738	$5,343

Receivables due from related parties as of December 31, 2020 and 2019, respectively, are described further in Note 16 “Related Party Transactions”.

Note 7 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance as of December 31, 2020 and 2019 (dollars in thousands):

			Interest Rate at	Balance Outstanding at December 31,
	Maturity Date	Rate Type	December 31, 2020 (1)	2020	2019
Basis Term Loan (net of discount of $745 and $1,118)	January 1, 2023	Floating (2)	6.125%	$66,439	$62,996
Basis Preferred Interest (net of discount of $150 and $224) (3)	January 1, 2023 (4)	Fixed	14% (5)	11,434	9,471
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,277	4,500
MVB Revolver	December 27, 2021 (6)	Floating (7)	6.75%	2,000	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	11,670	10,200
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,205	3,275
Vista Shops at Golden Mile Loan	January 25, 2021 (9)	LIBOR + 2.50%	2.64%	8,902	8,950
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.89%	9,432	9,650
Lamar Station Plaza East Loan (net of discount of $7)	July 17, 2021	LIBOR + 3.00% (10)	4.00%	3,446	-
Cromwell Land Loan (net of discount of $10)	January 10, 2023	Fixed	6.75%	1,415	-
Paycheck Protection Program Loan	April 20, 2022 (11)	Fixed	1.00%	757	-
Mezzanine Loans (12)	-	-	-	-	2,738
				$122,977	$113,780
Unamortized deferred financing costs				(917)	(1,307)
Total Mortgage and Other Indebtedness				$122,060	$112,473

(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.14%, as of December 31, 2020.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $1.8 million and $2.8 million of indebtedness as of December 31, 2020 and 2019, respectively, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

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

Basis Term Loan

On December 27, 2019, in connection with the closing of the Initial Mergers, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers, of which $63.8 million was drawn at closing and outstanding at December 31, 2019. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties that were acquired in connection with the closing of the Initial Mergers: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of December 31, 2020, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

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

Basis Preferred Interest

On December 27, 2019, in connection with the closing of the Initial Mergers, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of December 31, 2020, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of December 31, 2020 and 2019, the Minimum Multiple Amount was approximately $1.8 million and $2.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

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

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As of the date of these financial statements, there was approximately $1.2 million remaining available to the Company from these capital contributions, which is included in restricted cash.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of December 31, 2020.

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

The MVB Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The MVB Loan Agreement also requires the Company to maintain (as such terms are defined in the MVB Loan Agreement) (i) a debt service coverage ratio of at least 1.30 to 1.00, (ii) an EBITDA to consolidated funded debt ratio of at least 8.0%, (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $5.0 million (the “Minimum Liquidity Requirement”), and (iv) one or more deposit accounts with MVB with an aggregate minimum balance of $3.0 million (the “Deposit Requirement”). The failure to comply with the Deposit Requirement is not a default under the MVB Loan Agreement but will increase the interest rate under the MVB Term Loan and MVB Revolver by 1.0% until the Deposit Requirement has been satisfied. During 2020, the lender under the MVB Loan Agreement agreed to require interest-only payments for three months (April, May, and June) and deferred covenant tests until June 30, 2021 and December 31, 2021 (as described below).

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, the Company entered into another amendment to the MVB Loan agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million. These amendments were treated as  modifications under the accounting standards.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of December 31, 2020, the Company had approximately $38.1 million of outstanding mortgage indebtedness secured by individual properties.

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

As discussed above, due to the COVID-19 pandemic, the Company entered into loan modifications on various debt instruments which deferred principal and interest payments or required interest-only payments for a period ranging from three to six months. Due to the terms of the modifications, the Company determined that some of these modifications met the criteria for troubled debt restructurings under the accounting standards. No gain or loss was recognized during the year ended December 31, 2020, as the carrying amount of the original loans were not greater than the undiscounted cash flows of the modified loans. The Company accounted for the change prospectively using the new effective interest rates of the loans.

The Hollinswood mortgage, Vista mortgage, Brookhill mortgage, and Lamar Station Plaza East mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.35 to 1.00, 1.35 to 1.00 and 1.25 to 1.00 respectively.

As of December 31, 2020, and throughout 2020, we were in compliance with all of the covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage as described below under the heading “— 2020 Covenant Defaults.”

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

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of December 31, 2020 and 2019 was $1.4 million, gross ($0.9 million, net) and $1.3 million, gross ($1.3 million, net), respectively. Debt discounts associated with the Company’s debt as of December 31, 2020 and 2019 was $1.4 million, gross ($0.9 million, net) and $1.3 million, gross ($1.3 million, net). Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheet and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense on the consolidated statements of operations, of approximately $0.9 million and less than $0.1 million for each of the years ended December 31, 2020 and 2019, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2020 (dollars in thousands):

Year	Amount Due
2021 (1) (2) (3)	$15,911
2022 (2)	5,043
2023	81,013
2024	11,473
2025	10,449
Thereafter	-
123,889
Unamortized debt discounts and issuance costs, net	(1,829)
Total	$122,060
(1)

Includes the maturity of the Vista Mortgage Loan of approximately $8.9 million that was refinanced during the first quarter of 2021 as described above under the heading “—2021 Debt Agreements and Modifications”.

(2)	Includes the scheduled repayment of the PPP Loan of approximately $0.8 million, which was forgiven in the first quarter of 2021 as described above under the heading “—PPP Loans”.
(3)	Includes the maturity of the MVB Revolver that was extended in March 2021 to mature in December 2022 as described above under the heading “—MVB Loan”.

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of December 31, 2020 and 2019, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. The changes in the fair value of the Company’s derivatives, which do not qualify for hedge accounting, are recognized in earnings. For the years ended December 31, 2020 and 2019, the Company recognized approximately $0.6 million and $0.1 million, respectively, in expense related to fair value adjustments on derivatives.

The fair value of the Company’s derivative financial instruments as of December 31, 2020 was an interest rate cap of less than $0.1 million and an interest rate swap liability of approximately $0.7 million. The fair value of the Company’s derivative financial instruments as of December 31, 2019 was an interest rate cap asset of less than $0.1 million and an interest rate swap liability of approximately $0.1 million. The interest rate cap asset is included in

Other assets, net and the interest rate swap liability is included in accounts payable and accrued expenses on the consolidated balance sheets, respectively.

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

Leases

At the inception of a lease and over its term, the Company evaluates each lease to determine the proper lease classification. Certain of these leases provide the Company with the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, the Company has determined that they should be evaluated as lease arrangements. As of December 31, 2020, the Company was obligated under operating lease agreements consisting primarily of the Company’s office leases, equipment leases and a ground lease related to a parcel of land adjacent to one of the Company’s properties, which expires in 2035. The Company’s ground lease rent is approximately $8,000 annually and is included in property-related expenses. The majority of the Company’s office leases contain provisions for specified annual increases over the rents of the prior year and are computed based on a specified annual increase over the prior year’s rent, generally between 3.0% and 4.0%. The Company’s office leases have initial terms ranging from 3 to 7 years.

In accordance with the adoption of ASC 842 Leases, the Company recorded right-of-use assets (included in Other assets, net on the consolidated balance sheet) and related lease liabilities (included in Accounts payable and accrued expenses on the consolidated balance sheet) for these leases. As of December 31, 2020, the Company’s weighted average remaining lease term is approximately 3.4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. The Company has not recognized a right-of-use asset and lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

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

The Company remeasures its lease liabilities monthly at the present value of the future lease payments using the discount rate determined at lease commencement.   Rent expense relating to the operating leases, including straight-line rent, was approximately $0.5 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively, and is recorded in general and administrative in our statements of operations.

The Company’s future minimum lease payments for its operating leases as of December 31, 2020 were as follows (dollars in thousands):

For the year ending:
2021	$535
2022	508
2023	406
2024	9
2025	8
Thereafter	78
Total undiscounted future minimum lease payments	1,544
Discount	(150)
Operating lease liabilities	$1,394

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

Beginning in April 2020 and through the date of these financial statements, the Company has entered into lease modifications that deferred approximately $0.4 million of contractual revenue and waived approximately $0.3 million of contractual revenue. To date, the weighted average payback period of deferred rent is approximately seven months, which commences at various time beginning in July 2020 through June 2021. Rent deferrals to date may not be indicative of rent deferrals in any future period.

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The tax changes under the CARES Act are immaterial to the Company.

It also appropriated funds for the SBA PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company received funds under the PPP as described in Note 7 under the heading (“—PPP Loans”). Additionally, the Company has utilized the deferred payment of the employer portions of social security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges, totaling approximately $0.2 million.

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

Series A Preferred Stock

As of December 31, 2020, the Company had 500 shares of Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”), outstanding, all of which were assumed from MedAmerica upon completion of the Initial Mergers. The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors.

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

Noncontrolling Interest

As of December 31, 2020, the Company owned an 88.9% interest in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 11.1% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) will have the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis.

2020 Equity Incentive Plan

On January 16, 2020, the board of directors of the Company approved the Broad Street Realty, Inc. 2020 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, the Company may issue equity-based awards to directors, officers, employees, independent contractors and other eligible persons. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. As of December 31, 2020, the Plan had 3,620,000 shares authorized for issuance with 3,466,800 shares available for future issuance, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

Restricted Stock

Awards of restricted stock are awards of the Company’s common stock that are subject to restrictions on transferability and other restrictions as established by the Company’s compensation committee on the date of grant that are generally subject to forfeiture if employment terminates prior to vesting. Upon vesting, all restrictions would lapse. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends on the shares.  The value of the awards is determined based on the market value of the Company’s common stock on the date of grant.  The Company expenses the cost of restricted stock ratably over the vesting period.

The following table summarizes the stock-based award activity under the 2020 Equity Incentive Plan for the year ended December 31, 2020. There was no activity during the year ended December 31, 2019.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2019	-	$-
Granted	153,200	0.55
Outstanding as of December 31, 2020	153,200	$0.55

Compensation expense related to these share-based payments for the year ended December 31, 2020 was less than $1,000 and was included in general and administrative expenses on the consolidated statement of operations. The remaining unrecognized costs from stock-based awards as of December 31, 2020 was approximately $0.1 million and will be recognized over a weighted-average period of one year.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options are presented in the table below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Options assumed with MedAmerica Merger on December 27, 2019	70,000	$7.71	$-	2.77	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at December 31, 2019	70,000	$7.71	$-	2.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at December 31, 2020	70,000	$7.71	$-	1.76	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at December 31, 2020. The intrinsic value is not material.

Note 10 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the years ended December 31, 2020 and 2019 by type of service (dollars in thousands):

		Year Ended December 31,
	Topic 606 Revenue Recognition	2020	2019
Topic 606 Revenues
Leasing commissions	Point in time	$2,313	$4,466
Property and asset management fees	Over time	711	1,602
Development fees	Over time	361	225
Engineering services	Over time	256	513
Sales commissions	Point in time	124	-
Equity fees	Point in time	4	117
Guaranty fees	Over time	-	30
Topic 606 Revenue		3,769	6,953
Out of Scope of Topic 606 revenue
Rental income		15,864	242
Sublease income		26	47
Total Out of Scope of Topic 606 revenue		15,890	289
Total Revenue		$19,659	$7,242

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of December 31, 2020 are as follows (dollars in thousands):

For the year ending December 31:
2021	$12,591
2022	12,463
2023	11,762
2024	9,734
2025	8,124
Thereafter	22,224
Total	$76,898

Note 11- Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2019 (dollars in thousands).

	Number of Properties at December 31,		Gross Real Estate Assets at December 31,		Percentage of Total Gross Real Estate Assets at December 31,		Rental income for the year ended December 31,
Location	2020	2019	2020	2019	2020	2019	2020	2019 (1)
Maryland (2)	4	4	$75,780	$71,507	41.0%	41.2%	$7,972	$131
Virginia	4	4	68,017	67,120	36.8%	38.7%	4,910	65
Pennsylvania	1	1	26,757	26,534	14.5%	15.3%	2,109	37
Washington D.C.	1	1	8,393	8,383	4.5%	4.8%	691	9
Colorado	1	-	6,069	-	3.3%	-	182	-
	11	10	$185,016	$173,544	100.0%	100.0%	$15,864	$242
(1)

Represents rental income from the property acquisition date in December 2019 through December 31, 2019. Nine of the properties were acquired on December 27, 2019 and one property was acquired on December 31, 2019.

(2)

Rental income for the year ended December 31, 2020 includes approximately $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020 as described in Note 4.

Note 12 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the 401(k) Plan, the Company may make discretionary contributions on behalf of the eligible employees. The Company made contributions to the 401(k) Plan of approximately $0.1 million for each of the years ending December 31, 2020 and 2019, respectively.

Note 13 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. Weighted average OP units outstanding for the years ended December 31, 2020 and 2019 was approximately 2.8 million and 0.9 million, respectively.

The following table sets forth the computation of earnings per common share for the years ended December 31, 2020 and 2019 (amounts in thousands, except per share amounts):

Numerator:	For the year ended December 31, 2020	For the year ended December 31, 2019
Net loss	$(9,524)	$(5,070)
Plus: Net loss attributable to noncontrolling interest	1,379	3,180
Net loss attributable to common stockholders	$(8,145)	$(1,890)
Denominator
Basic weighted-average common shares	22,029	265
Dilutive potential common shares	-	-
Diluted weighted-average common shares	22,029	265

Net loss per common share- basic and diluted	$(0.37)	$(7.12)

Note 14 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheet was less than $0.1 million as of December 31, 2020 and 2019. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheet, was approximately $0.7 million and $0.1 million as of December 31, 2020 and 2019, respectively. See Note 7 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2020 and 2019 due to their short-term nature of these instruments (Level 1).

At December 31, 2020 and 2019, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin and borrowings at fixed rates. The fair value of the Company’s $101.9 million and $93.8 million in borrowings under variable rates as of December 31, 2020 and 2019, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of December 31, 2020 and 2019 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of December 31, 2020, the fair value of the Company’s $21.1 million fixed rate debt was estimated to be approximately $21.6 million. As of December 31, 2019, the fair value of the Company’s $17.2 million fixed rate debt was estimated to be approximately $17.2 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 15- Taxes

Prior to the completion of the Mergers on December 27, 2019 (as described in Note 1 under the heading “—Merger with MedAmerica Properties Inc.”), the Company was structured as a limited liability company and was treated as a partnership for U.S. federal and state income purposes. As such, any taxes incurred prior to the Mergers are the responsibility of the members, and accordingly no provisions for federal or state income taxes were recorded for the Company. The income tax benefit consisted of the following for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
Federal	$-	$-
State	-	-
Total current tax expense (benefit)	-	-
Deferred:
Federal	$(2,164)	$(502)
State	(869)	(202)
Total deferred tax benefit	(3,033)	(704)
Total income tax benefit	$(3,033)	$(704)

The Company’s effective income tax rate for the years ended December 31, 2020 and 2019 reconciles with the federal statutory rate as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Federal statutory rate	21.0%	21.0%
Loss attributable to partnership not subject to tax	-2.3%	-11.6%
State income taxes, net of federal tax benefit	5.5%	2.8%
Effective income tax rate on income before taxes	24.2%	12.2%

The difference between the Company’s effective tax rate and federal statutory rate for the years ended December 31, 2020 and 2019 is 3.2% and 8.8%, respectively, which is primarily due to permanent items and state taxes.

Deferred income tax liabilities are comprised of the following as of December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Investment in the Operating Partnership	$(12,826)	$(14,707)
NOL Carryforwards	973	57
Total deferred tax liabilities	$(11,853)	$(14,650)

At December 31, 2020, the Company has federal and state income tax NOL carryforwards of approximately $3.5 million which will carry forward indefinitely for federal purposes and for most states.

The Company had no uncertain tax positions as of December 31, 2020. Generally, for federal and state purposes, the Company's 2017 through 2020 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of income tax expense.

Note 16 – Related Party Transactions

Receivables and Payables

As of December 31, 2020, the Company had $0.2 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, the Company had $0.7 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheet.

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

Approximately $1.6 million and $2.8 million of the Company’s total revenue for the years ended December 31, 2020 and 2019, respectively, was generated from related parties. Additionally, approximately $0.5 million and $0.3 million of the Company’s accounts receivable, net balance at December 31, 2020 and 2019, respectively, was owed from related parties.

During 2019, the Company agreed to pay $1.5 million of consideration to Mr. Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in January 2020 and the remaining $0.5 million is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2020.

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

Management Fees

The Company provides management services for the six properties to be acquired as of December 31, 2020 in the remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the six properties.

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

Ground Lease

As described in Note 4 under the heading “—2020 Real Estate Acquisitions”, the Company acquired the fee-simple interest in the land that the Cromwell Field Shopping Center, a property managed by the Company, is located on under a leasehold interest. The Company leases the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized approximately $0.1 million of revenue under the ground lease for the year ended December 31, 2020.

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

Guarantees

The Company’s subsidiaries’ obligations under the Basis Term Loan Agreement, the Sub-OP Operating Agreement, the Brookhill mortgage loan, and the Lamar Station Plaza East mortgage loan are guaranteed by Mr. Jacoby and Mr. Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement, the Brookhill mortgage loan and the Lamar Station Plaza East mortgage loan. Mr. Jacoby is also a guarantor under the MVB Loan Agreement and the Cromwell land loan.

Consulting Agreement

The Company has engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company pays Timbergate Ventures, LLC a consulting fee of $0.2 million per year.

Legal Fees

Samuel M. Spiritos, a member of the Company’s Board of Directors, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During the years ended December 31, 2020 and 2019, the Company paid approximately $0.1 million and $0.5 million in legal fees to Shulman Rogers LLP.

Note 17 – Subsequent Events

2021 Debt Amendments

The Company completed debt modifications as described in Note 7 under the headings “—2021 Debt Agreements and Modifications” and “MVB Loan”.

PPP Loans

As described in Note 7 under the heading “—PPP Loans”, during the first quarter of 2021 the Company received forgiveness for the entire balance of the PPP Loan received in April 2020 from the SBA. Additionally, in March 2021, the Company received a Second PPP Loan from the SBA.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

				Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Property Name	Location	Property Type	Encumbrances	Land	Building and improvements and intangible lease assets and liabilities	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements and intangible lease assets and liabilities	Total(1)	Accumulated Depreciation(1) (2)	Date of Construction/ Renovation	Date Acquired
Avondale Shops	Washington, D.C.	Shopping Center	$4,733	$1,776	$6,593	$7	$1,776	$6,600	$8,376	$(364)	2010	2019
Brookhill Azalea Shopping Center	Richmond, VA	Shopping Center	9,432	1,344	15,554	8	1,344	15,562	16,906	(1,066)	2012	2019
Coral Hills Shopping Center	Capitol Heights, MD	Shopping Center	10,957	2,186	14,317	-	2,186	14,317	16,503	(1,669)	2012	2019
Crestview Square	Landover Hills, MD	Shopping Center	12,235	2,853	15,717	22	2,853	15,739	18,592	(1,301)	2012	2019
Dekalb Plaza	East Norriton, PA	Shopping Center	14,966	7,573	17,479	210	7,573	17,689	25,262	(1,066)	2015	2019
Hollinswood Shopping Center	Baltimore, MD	Shopping Center	13,907	5,907	15,050	1,916	5,907	16,966	22,873	(1,050)	2018	2019
Midtown Colonial	Williamsburg, VA	Shopping Center	8,633	3,963	10,014	773	3,963	10,787	14,750	(559)	2018	2019
Midtown Lamonticello	Williamsburg, VA	Shopping Center	10,110	3,108	12,659	213	3,108	12,872	15,980	(418)	2019	2019
Vista Shops at Golden Mile	Frederick, MD	Shopping Center	14,142	4,342	10,219	44	4,342	10,263	14,605	(899)	2008	2019
West Broad Commons	Richmond, VA	Shopping Center	11,967	1,324	18,180	49	1,324	18,229	19,553	(1,055)	2017	2019
Cromwell Land	Glen Burnie, MD	Land	1,415	2,256	-	-	2,256	-	2,256	-	(3)	2020
Lamar Station Plaza East	Lakewood, CO	Shopping Center	3,446	1,826	3,183	1,060	1,826	4,243	6,069	(178)	1984	2020
Total			$115,943	$38,458	$138,965	$4,302	$38,458	$143,267	$181,725	$(9,625)

(1)	The changes in total real estate and accumulated depreciation for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019
Cost
Balance at beginning of period	$170,094	$-
Acquisitions	7,265	170,094
Capitalized costs	4,302	-
Purchase price accounting adjustment	64	-
Balance at end of period	$181,725	$170,094

Accumulated Depreciation
Balance at beginning of period	$116	$-
Depreciation	9,509	116
Balance at end of period	$9,625	$116

The unaudited aggregate tax value of real estate assets for federal income tax purposes as of December 31, 2020 is estimated to be $94.0 million.

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

(3)

In January 2020, the Company completed the acquisitions of the fee-simple interest in the land that the Cromwell Field Shopping Center is located on under a leasehold interest. Upon acquisition of the land, the Company leases the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our chief executive officer and chief financial officer that our disclosure controls and procedures as of December 31, 2020 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

We conducted our assessment of our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2020, the end of our last fiscal year.  Our assessment noted that while remediation of the previously identified material weaknesses is in process, such remediation has not been completed nor have the remediated controls been in place for a sufficient amount of time to conclude as to their operating effectiveness.  Consequently, the material weaknesses as noted previously remain at December 31, 2020 and our internal controls over financial reporting are ineffective.  See further details below under “Material Weaknesses” and “Ongoing Remediation Plan.”

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

As was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, prior to the completion and as a result of the Mergers, the Company did not maintain a sufficient complement of accounting resources with adequate knowledge, experience and training to assess the accounting and financial reporting implications for complex and non-routine transactions, including for the Mergers.  Specifically:

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

As a result of these material weaknesses in internal control over financial reporting, the Company was unable to prepare and file its consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2020 within the timelines prescribed by the SEC and, although the Company filed its Annual Report on Form 10-K for the year ended December 31, 2020 by the extended date of April 15, 2021, as of December 31, 2020, the Company did not maintain adequate disclosure controls and internal control over financial reporting necessary to provide for the timely reporting of accurate financial information.

Ongoing Remediation Plan

Management, under the oversight of the Audit Committee of the Board of Directors, has continued to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The Company began remediating the material weaknesses during the first quarter of 2020 and continues to do so through the date of this Annual Report.  The Company’s remediation efforts have included initial assessments of existing internal control over financial reporting and its internal and external accounting resources. While the Company has completed the initial assessments, it will continue monitoring and assessing on a continuing basis.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information concerning our directors, including their ages as of April 8, 2021:

Name	Age	Position(s)
Michael Z. Jacoby	57	Chairman and Chief Executive Officer
Vineet P. Bedi (2)(3)	38	Director
Joseph Bencivenga (2)	62	Director
Jeffrey H. Foster (1)(3)	58	Director
Daniel J.W. Neal (2)(3)	62	Director
Samuel M. Spiritos (1)(2)	58	Director
Thomas M. Yockey (1)(2)	65	Director

(1)	Member of the Compensation Committee of the Board.

(2)	Member of the Nominating and Corporate Governance Committee of the Board.

(3)	Member of the Audit Committee of the Board.

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

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of April 8, 2020:

Name	Age	Position(s)
Michael Z. Jacoby	57	Chairman and Chief Executive Officer
Alexander Topchy	50	Chief Financial Officer and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2020 and 2019 by our named executive officers, which include our principal executive officer and the chief financial officer. See “—Employment Agreements” below.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (3)	Total
Michael Z. Jacoby(1)	2020	$400,000	$238,000	$29,001	$667,001
Chief Executive Officer	2019	—	—	—	—

Alexander Topchy (2)	2020	$215,000	—	$21,679	$236,679
Chief Financial Officer and Secretary	2019	—	—	—	—

(1)Mr. Jacoby was appointed as Chief Executive Officer of the Company on December 27, 2019 and did not receive any compensation for his services as Chief Executive Officer in 2019.

(2)Mr. Topchy was appointed as Chief Financial Officer and the Company on December 27, 2019 and did not receive any compensation for his services as Chief Financial Officer in 2019.

(3)These amounts include (i) insurance premiums for family members (Mr. Jacoby—$15,001; Mr. Topchy—$13,091), (ii) $14,000 car allowance for Mr. Jacoby and (iii) $8,588 401(k) match for Mr. Topchy.

Outstanding Equity Awards at Fiscal Year-End

None of the Company’s named executive officers held equity awards as of December 31, 2020.

Employment Agreements

On December 27, 2019, Mr. Jacoby and Mr. Topchy entered into employment agreements with the Company and the Operating Partnership.

The employment agreements each have initial three-year terms with automatic one-year renewals thereafter, unless the executive or the Company provides timely notice of non-renewal to the other party. Mr. Jacoby’s employment agreements provides for a base salary of $400,000 per year and Mr. Topchy’s employment agreement provides for a base salary of $215,000 per year, both of which may be adjusted from time to time. Each employment agreement provides the executive with an annual bonus opportunity, which may be adjusted annually at the discretion of the Company’s Compensation Committee. The executive will also be eligible to receive equity-based incentives, as determined by the Compensation Committee, or by the Board in the absence of a compensation committee, and participate in other compensatory and benefit plans generally available to all employees.

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

Director Compensation

The Board has adopted a director compensation policy for non-employee directors, effective as of January 16, 2020. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director will receive an annual board service retainer of $35,000 paid in cash and a grant of $50,000 in restricted shares of our common stock, which are expected to vest one year after the date of grant, subject to continued service on such date. The chairperson of our Audit Committee will receive additional annual committee chair service retainer of $20,000. Other members of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee will receive additional annual cash retainers of $4,000 for each such committee of which they are a member. Each non-employee director may elect to receive up to 100% of his annual cash retainers in restricted shares of our common stock. We will also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board or any committee thereof.

For the fiscal year ending December 31, 2021, all retainers will be paid in restricted shares of our common stock.

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2020, other than Mr. Jacoby, who received no separate compensation for his service as a director. For information on the compensation of Mr. Jacoby, please refer to “Executive Officers —Summary Compensation Table.”

Name	Fees Paid in Cash		Stock Awards (2)	All Other Compensation		Total
Vineet P. Bedi	$43,000		$7,994	$-		$50,994
Joseph C. Bencivenga	39,000	(1)	7,994	-		46,994
Jeffrey H. Foster	59,000	(1)	7,994	-		66,994
Daniel J.W. Neal	43,000	(1)	7,994	-		50,994
Samuel M. Spiritos	43,000	(1)	7,994	-		50,994
Thomas M. Yockey	43,000	(1)	7,994	200,000	(3)	250,994
(1)

Represents cash retainer fees the director elected to be received in restricted shares of common stock, which will vest on January 1, 2022, subject to the director’s continued service on the Board on such date. Mr. Bencivenga received 11,338 restricted shares, Mr. Foster received 17,152 restricted shares and Messrs. Neal, Spiritos, and Yockey each received 12,500 restricted shares in lieu of their cash retainer.

(2)

Represents the grant date fair value of awards of restricted shares of common stock granted on December 31, 2020 under the Company’s 2020 Equity Incentive Plan (the “Plan”). These awards vest on January 1, 2022, subject to continued service on the Board on such date.

(3)

Represents a consulting fee paid to Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey. See “Certain Relationships and Related Transactions and Director Independence—Related Party Transactions—Consulting Agreement.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued under our equity compensation plans (including individual compensation arrangements) as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	70,000 (1)	$7.71	3,466,800
Total	70,000	$7.71	—

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

Principal Stockholders

The following table sets forth the beneficial ownership of our common stock as of April 8, 2021 for:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 22,624,679 shares of common stock and 2,827,904 OP units outstanding as of April 8, 2021.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of restricted stock units and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 8, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The address for persons listed in the table is c/o Broad Street Realty, Inc., 7250 Woodmont Ave, Suite 350, Bethesda, Maryland 20814.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of All Shares	Number of OP Units Beneficially Owned		Percentage of All Shares and OP Units
Named executive officers and directors(1):
Michael Z. Jacoby	2,004,146	(2)	8.9%	856,805	(3)	11.2%
Thomas M. Yockey	2,031,181		9.0%	420,523		9.6%
Vineet P. Bedi	24,535	(4)	*	--		*
Joseph C. Bencivenga	40,873	(5)	*	--		*
Jeffrey H. Foster	31,687		*	--		*
Daniel J.W. Neal	549,031	(6)	2.4%	--		2.2%
Samuel M. Spiritos	27,035		*	--		*
Alexander Topchy	96,281		*	48,320		*

All current executive officers and directors as a group (8 persons)	4,804,769		21.2%	1,325,648		24.1%

* Represents beneficial ownership of less than 1%

(1)	There are no other holders of 5% or greater other than as set forth herein.
(2)	Includes 1,645,576 shares pledged as collateral under the MVB Loan Agreement.
(3)	Includes 856,805 OP units pledged as collateral under the MVB Loan Agreement.
(4)	Represents 10,000 fully vested options with an exercise price of $6.00 per share and 14,535 restricted shares of common stock.
(5)	Represents 15,000 fully vested options with an exercise price of $8.00 per share and 25,873 restricted shares of common stock.
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

Management Fees

The Company provides management services for the six properties to be acquired as of December 31, 2020, in the six remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the seven properties.

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

Consulting Agreement

We have engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning upon the completion of the Initial Mergers. Pursuant to this arrangement, we pay Timbergate Ventures, LLC a consulting fee of $200,000 per year.

Shulman Rogers LLP Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents us, and previously represented BSR, in certain real estate matters, including with matters related to the Mergers. During the years ended December 31, 2020 and 2019, the Company paid $54,311 and $450,074, respectively, in legal fees to Shulman Rogers LLP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audited financial statements presented in this Annual Report on Form 10-K are the financial statements of the Company as of and for the year ended December 31, 2020 and represent the operations of BSR for the period from January 1, 2019 to December 27, 2019 and the operations of the Company from December 27, 2019 to

December 31, 2019.  The financial statements presented in this Annual Report on Form 10-K were audited by BDO USA LLP, the Company’s independent registered accounting firm that was appointed upon completion of the Initial Mergers.

The following summarizes the fees billed by BDO USA LLP for services performed for the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees (1)	637,484	415,145
Audit-Related Fees (2)	-	40,000
Total	$637,484	$455,145
(1)	Fees for services related to the audit of the Company’s financial statements and review of the Company’s unaudited interim financial statements.
(2)	Fees for the audit of the combined statements of revenue and certain operating expenses of the Company’s initial properties.

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

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

4.1*	Description of Securities of Broad Street Realty, Inc.

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

10.11 †	Broad Street Realty, Inc. 2020 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 21, 2020)

10.12	Agreement of Limited Partnership of Broad Street Realty, LP (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on December 22, 2020).

10.13 †

Consulting Agreement, dated as of December 27, 2019, between Broad Street Realty, Inc. and Timbergate Ventures, LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on December 22, 2020)

10.14

Capital Contribution Agreement, dated June 16, 2020 by and between Broad Street Operating Partnership, LP and BIG BSP Investments, LLC with respect to a $2,428,000 Capital Contribution to Broad Street BIG First OP LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.15

Capital Contribution Agreement, dated June  16, 2020, by and between Broad Street Operating Partnership, LP and BIG BSP Investments, LLC with respect to a $442,000 Capital Contribution to Broad Street BIG First OP LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.16	Amendment to Basis Loan Agreement dated June 16, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.17	Amendment to MVB Loan Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2020)

10.18*†	Form of Restricted Stock Award Agreement for Directors.

Exhibit Number	Description

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

Date:	April 15, 2021	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date:	April 15, 2021	By:	/s/ ALEXANDER TOPCHY
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date:	April 15, 2021	By:	/s/ VINEET P. BEDI
Vineet P. Bedi
Director

Date:	April 15, 2021	By:	/s/ JOSEPH C. BENCIVENGA
Joseph C. Bencivenga
Director

Date:	April 15, 2021	By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Director

Date:	April 15, 2021	By:	/s/ DANIEL J.W. NEAL
Daniel J.W. Neal
Director

Date:	April 15, 2021	By:	/s/ SAMUEL M. SPIRITOS
Samuel M. Spiritos
Director

Date:	April 15, 2021	By:	/s/ THOMAS M. YOCKEY
Thomas M. Yockey
Director