Form 10-Q
period 2021-03-31
Broad Street Realty, Inc.
filed 2021-05-17
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2021, the registrant had 22,624,679 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate properties
Land	$38,458	$38,458
Building and improvements	124,344	122,988
Intangible lease assets	20,619	20,619
Construction in progress	2,924	2,951
Less accumulated depreciation and amortization	(12,959)	(10,535)
Total real estate properties, net	173,386	174,481

Cash and cash equivalents	2,744	4,105
Restricted cash	8,397	5,878
Accounts receivable, net of allowance of $355 and $523, respectively	2,062	2,224
Other assets, net	4,400	4,738
Total Assets	$190,989	$191,426

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$125,037	$122,060
Accounts payable and accrued liabilities	9,334	10,486
Unamortized intangible lease liabilities, net	2,180	2,381
Payables due to related parties	1,145	660
Deferred tax liabilities	11,245	11,853
Deferred revenue	501	502
Total liabilities	149,442	147,942

Commitments and contingencies

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 22,624,679 issued and outstanding at March 31, 2021 and December 31, 2020	225	225
Additional paid in capital	54,627	54,622
Accumulated deficit	(11,712)	(10,035)
Total Broad Street Realty, Inc. stockholders' equity	43,140	44,812
Noncontrolling interest	(1,593)	(1,328)
Total equity	41,547	43,484
Total Liabilities and Equity	$190,989	$191,426

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental income	$3,938	$4,146
Commissions	635	610
Management and other fees	345	368
Total revenues	4,918	5,124
Operating Expenses
Cost of services	343	449
Depreciation and amortization	2,313	2,482
Property operating	1,250	951
Bad debt expense	55	141
General and administrative	2,586	2,118
Total operating expenses	6,547	6,141
Operating loss	(1,629)	(1,017)

Other income (expense)
Interest and other income	-	47
Derivative fair value adjustment	191	(635)
Interest expense	(1,878)	(1,580)
Gain on extinguishment of debt	757	-
Other expense	(7)	(20)
Total other income (expense)	(937)	(2,188)

Income tax benefit	624	769
Net loss	$(1,942)	$(2,436)
Plus: Net loss attributable to noncontrolling interest	265	361
Net loss attributable to common stockholders	$(1,677)	$(2,075)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.07)	$(0.10)

Weighted average shares outstanding
Basic and diluted	22,471,479	21,587,336

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2019	500	$-	21,587,336	$216	$53,059	$(1,890)	$51	$51,436
Net loss	-	-	-	-	-	(2,075)	(361)	(2,436)
Balance at March 31, 2020	500	$-	21,587,336	$216	$53,059	$(3,965)	$(310)	$49,000

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2020	500	$-	22,624,679	$225	$54,622	$(10,035)	$(1,328)	$43,484
Stock-based compensation	-	-	-	-	21	-	-	21
Tax effect of change in ownership percentage of OP					(16)			(16)
Net loss	-	-	-	-	-	(1,677)	(265)	(1,942)
Balance at March 31, 2021	500	$-	22,624,679	$225	$54,627	$(11,712)	$(1,593)	$41,547

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,942)	$(2,436)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(624)	(769)
Depreciation and amortization	2,455	2,595
Minimum return on basis preferred interest	(242)	(244)
Gain on extinguishment of debt	(757)	—
Straight-line rent receivable	6	(149)
Straight-line rent liability	(4)	(2)
Stock-based compensation	21	—
Change in fair value of derivatives	(191)	635
Bad debt expense	55	141
Changes in operating assets and liabilities
Accounts receivable	107	(413)
Other assets	233	797
Receivables due from related parties	(4)	24
Accounts payable and accrued liabilities	(1,058)	(1,404)
Payables due to related parties	-	(11)
Deferred revenues	(1)	(150)
Net cash used in operating activities	(1,946)	(1,386)
Cash flows from investing activities
Acquisitions of real estate	-	(1,898)
Capitalized pre-acquisition costs, net	-	(5)
Capital expenditures for real estate	(1,148)	(373)
Net cash used in investing activities	(1,148)	(2,276)
Cash flows from financing activities
Borrowings under debt agreements	13,469	1,436
Repayments under debt agreements	(9,372)	(2,887)
Offering costs	-	(1)
Debt origination and discount fees	(330)	(63)
Proceeds from related parties	487	489
Payments to related parties	(2)	(205)
Net cash provided by (used in) financing activities	4,252	(1,231)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,158	(4,893)
Cash, cash equivalents and restricted cash at beginning of period	9,983	11,595
Cash, cash equivalents and restricted cash at end of period	$11,141	$6,702

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

Supplemental Cash Flow Information
Interest paid	$1,887	$1,615
Taxes paid, net	-	197
Accrued offering costs	457	457
Accrued capital expenditures for real estate	192
Accrued pre-acquisition costs	133	106
Accrued deferred loan costs	12	-

Supplemental disclosure of non-cash financing activities
Forgiveness of Paycheck Protection Program loan	757	-

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,744	$4,809
Restricted cash	8,397	1,893
Cash, cash equivalents and restricted cash at end of period	$11,141	$6,702

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

March 31, 2021

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of March 31, 2021, the Company had real estate assets of $186.3 million, gross, in 11 real estate properties and a parcel of land on which another shopping center is located. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2021, the Company owned 88.9% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below).

Merger with MedAmerica Properties Inc.

On May 28, 2019, MedAmerica Properties Inc. and certain of its subsidiaries (“MedAmerica”) entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements”) with each of Broad Street Realty, LLC (“BSR”), Broad Street Ventures, LLC (“BSV”) and each of the 17 separate entities that owned the properties acquired by the Company in the Initial Mergers (as defined below) and to be acquired in the additional Mergers (as defined below) (the “Broad Street Entities”). The Merger Agreements relate to a series of 19 mergers (“Mergers”) whereby BSR, BSV and each Broad Street Entity has or will become subsidiaries of the Company.

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

Additionally, the Company has been delayed in closing the remaining six Mergers, has been unable to meet and anticipates being unable to meet certain debt covenants included in the Company’s loan agreements, and has certain debt maturities occurring within the next twelve months. Specifically, as described further in Note 5 under the heading “—Covenants”, the Company was in default of the debt service coverage ratio included in the Lamar Station Plaza East mortgage upon assumption of the mortgage with the closing of the property merger in July 2020. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to Company’s satisfaction of certain conditions, which the Company did not meet. The Company entered into a second modification agreement in November 2020 in which the lender agreed to forbear enforcement of the events of default subject to certain conditions, which the Company has subsequently met.

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

•

it has dedicated significant resources to monitor the performance of its portfolio, including rent collections and negotiating requests for rent relief. The Company has entered into lease modifications that deferred approximately $0.4 million of contractual revenue and waived approximately $0.3 million of contractual revenue due during 2020;

•

it received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the paycheck protection program which was forgiven in the first quarter of 2021, and, in March 2021, it received a second unsecured loan of approximately $0.8 million pursuant to the paycheck protection program (as described in Note 5 “—PPP Loans”);

•

it has negotiated loan payment deferrals during 2020. The lenders for the Company’s mortgage loans secured by the Hollinswood and Vista properties agreed to defer payments of principal and interest for six months, the lender for the Company’s mortgage loan secured by the Brookhill property agreed to defer payments of principal and interest for three months, the lender for the Company’s mortgage loan secured by the Avondale property agreed to require interest-only payments for four months, and the lender under the MVB Loan Agreement (as defined in Note 5) agreed to require interest-only payments for three months. The deferred amount for the Hollinswood mortgage is due in six equal monthly installments beginning November 2020. The deferred amounts for all of the other loans will be due at loan maturity;

•

it has amended the MVB Loan Agreement (as defined in Note 5) to extend the maturity date of the $2.0 million MVB Revolver to December 27, 2022 and to defer the requirement to comply with certain financial covenants until June 30, 2021 and December 31, 2021, as applicable. The amendment also eliminates the revolving nature of the facility, requires monthly principal payments as calculated over a 10-year amortization schedule and requires the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 owed by March 31, 2021 has been paid;

•	it has negotiated the forbearance of certain mortgage covenant defaults, subject to the satisfaction of certain conditions that the Company met (as described in Note 5 “—Covenants”);
•

it has obtained additional liquidity from the Preferred Investor (as defined in Note 5 “—Basis Preferred Interest”). The Preferred Investor made additional capital contributions, which are treated as debt, available of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Term Loan (as defined in Note 5“—Basis Term Loan”) and certain other property level debt. There is approximately $1.0 million of remaining availability to the Company from these funds, which is included in restricted cash; and

•	it has deferred certain capital expenditures and paused acquisition and investment activity other than working to close the remaining six Mergers.

As of March 31, 2021, the Company had a mortgage on Lamar Station Plaza East with a principal balance outstanding of approximately $3.5 million that matures during the next 12 months. The Company does not project that it will have sufficient cash available to pay off the mortgage loan upon maturity and is currently in discussions with the lender to exercise a 12-month extension for the mortgage. There can be no assurances that the Company will be successful on the extension or refinance of the mortgage loan on favorable terms or at all. If the Company is unable to extend or refinance this mortgage loan, the lender has the right to place the loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, the Company would not have any further financial obligations to the lender as the value of this property is in excess of the outstanding loan balance.

Based on the measures described above, the Company believes that it is probable that it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The unaudited consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021. During the three months ended March 31, 2021, there were no material changes to these policies except as noted below.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on January 1, 2021. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 740-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, that simplifies the accounting for convertible instruments and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance also provides clarifications to improve the consistency of earnings per share calculations and requires new disclosures regarding convertible instruments. The Company early adopted this guidance on January 1, 2021. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Real Estate

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2021, which includes rental income for the three months ended March 31, 2021 and 2020 (dollars in thousands).

				Rental income for the three months ended March 31,
Location	Number of Properties	Gross Real Estate Assets at March 31, 2021	Percentage of Total Real Estate Assets at March 31, 2021	2021	2020
Maryland(1)	4	$76,971	41.2%	$1,896	$2,154
Virginia	4	68,121	36.6%	1,227	1,228
Pennsylvania	1	26,761	14.4%	511	594
Washington D.C.	1	8,393	4.5%	173	170
Colorado	1	6,099	3.3%	131	-
	11	$186,345	100.0%	$3,938	$4,146

(1)	Rental income for each of the three months ended March 31, 2021 and 2020 include less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020.

Note 4 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 are detailed in the table below (dollars in thousands):

	March 31, 2021	December 31, 2020
Prepaid assets and deposits	$1,385	$1,662
Right-of-use assets, net	1,179	1,287
Straight-line rent receivable	879	885
Pre-acquisition costs	533	519
Receivables due from related parties	210	206
Corporate property, net	101	107
Other receivables, net of allowance of $82 and $82	100	59
Lease incentives	10	12
Interest rate cap asset	3	1
	$4,400	$4,738

Receivables due from related parties as of March 31, 2021 and December 31, 2020 are described further in Note 12 “Related Party Transactions”.

Note 5 – Debt

The table below details the Company’s debt balance at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	March 31, 2021	December 31, 2020
Basis Term Loan (net of discount of $653 and $745)	January 1, 2023	Floating (2)	6.125%	$66,532	$66,439
Basis Preferred Interest (net of discount of $131 and $150) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	11,211	11,434
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,193	4,277
MVB Revolver	December 27, 2022	Floating (6)	6.75%	1,750	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (7)	4.06%	12,619	11,670
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,179	3,205
Vista Shops at Golden Mile Loan (net of discount of $83)	June 24, 2023	Fixed	3.83%	11,617	8,902
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.86%	9,329	9,432
Lamar Station Plaza East Loan (net of discount of $4 and $7)	July 17, 2021	LIBOR + 3.00% (8)	4.00%	3,497	3,446
Cromwell Land Loan (net of discount of $8 and $10)	January 10, 2023	Fixed	6.75%	1,411	1,415
First Paycheck Protection Program Loan	April 20, 2022 (9)	Fixed	1.00%	-	757
Second Paycheck Protection Program Loan	March 18, 2026	Fixed	1.00%	769	-
				$126,107	$122,977
Unamortized deferred financing costs				(1,070)	(917)
Total Mortgage and Other Indebtedness				$125,037	$122,060
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.11%, as of March 31, 2021.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $1.5 million and $1.8 million of indebtedness as of March 31, 2021 and December 31, 2020, respectively, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

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

(6)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(7)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(8)	The interest rate on the Lamar Station Plaza East Loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.
(9)	During the first quarter of 2021, the Company received forgiveness for its first Paycheck Protection Program Loan as described below under the heading “—PPP Loans”.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of March 31, 2021, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The Company was in compliance with debt service coverage calculation for the twelve months ended March 31, 2021.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of March 31, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of March 31, 2021 and December 31, 2020, the Minimum Multiple Amount was approximately $1.5 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading “—Mortgage Indebtedness,” the Company repaid approximately $0.75 million of these funds with the proceeds from the Vista mortgage refinance. As of the date of these financial statements, there was approximately $1.0 million remaining available to the Company from these capital contributions, which is included in restricted cash.

MVB Loan

In December 2019, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan matures on December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to December 27, 2022 under the terms described below. The MVB Term Loan has a fixed interest rate of 6.75% per annum. The MVB Revolver carries an interest rate of the greater of (i) Prime Rate plus 1.5% and (ii) 6.75%.

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of March 31, 2021.

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

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021, and, in March 2021, the Company entered into another amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million. These amendments were treated as modifications under applicable accounting standards.

Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2021 and December 31, 2020, the Company had approximately $41.6 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage, and Lamar Station Plaza East mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40 to 1.00, 1.50 to 1.00, 1.35 to 1.00, and 1.25 to 1.00, respectively.

In March 2021, the Company completed the refinance of the Vista Shops mortgage loan. The new loan has a principal balance of $11.7 million, matures in June 2023, and carries an interest rate of 3.83% per annum. The Company deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender, which was applied as follows during the second quarter of 2021: (i) repaid approximately $0.75 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to the Company in June 2020 under the Basis Preferred Interest as described above under the heading “—Basis Preferred Interest”, (ii) paid approximately $46,000 in accrued interest on these funds and (iii) contributed approximately $1.1 million into an escrow account with the Basis Lender which will be used to pay down the outstanding principal balance of the capital contributions upon satisfaction of certain conditions.

PPP Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note (the “PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan bears interest at a rate of 1.0% per year. During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA, which is recognized as a gain on debt extinguishment in the Company’s statement of operations.

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

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of March 31, 2021 and December 31, 2020 was $1.6 million, gross ($1.1 million, net) and $1.4 million, gross ($0.9 million, net), respectively. Debt discounts associated with the Company’s debt as of March 31, 2021 and December 31, 2020 were $1.5 million, gross ($0.9 million, net) and $1.4 million, gross ($0.9 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statement of operations, of approximately $0.2 million for each of the three months ended March 31, 2021 and 2020, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of March 31, 2021 (dollars in thousands):

Year	Amount Due
Remainder of 2021	$4,687
2022	6,546
2023	92,442
2024	12,607
2025	10,658
2026	46
Thereafter	-
126,986
Unamortized debt discounts and issuance costs, net	(1,949)
Total	$125,037

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of March 31, 2021, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. The changes in the fair value of the Company’s derivatives, which do not qualify for hedge accounting, are recognized in earnings. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.2 million in income and $0.6 million in expense, respectively, related to fair value adjustments on derivatives.

The fair value of the Company’s derivative financial instruments as of March 31, 2021 and December 31, 2020 was an interest rate cap asset of less than $0.1 million for each period and an interest rate swap liability of approximately $0.5 million and $0.7 million, respectively. The interest rate cap asset is included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheet, respectively.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As described above under the heading “—MVB Loan”, the lender under the MVB Loan Agreement deferred covenant tests until June 30, 2021 and December 31, 2021. As of March 31, 2021, the Company was in

compliance with all of the covenants under its debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage as described below.

In July 2020 the Company completed the Merger to acquire Lamar Station Plaza East, which included the assumption of $2.5 million in debt. Additionally, in connection with the Merger, the Company entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. The loan was in default of the debt service coverage ratio (as defined in the loan agreement) upon the Company’s assumption of the loan agreement. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to Company’s satisfaction of certain conditions, which the Company did not meet. The Company entered into a second loan modification agreement effective November 2020 pursuant to which the lender agreed to forbear enforcement of the events of default subject to the Company’s satisfaction of certain conditions including (i) issuance of a certificate of occupancy for a specified tenant on or before January 31, 2021 and (ii) the specified tenant taking full possession and occupancy of the space on or before January 31, 2021. The Company met both conditions required by the second loan modification. The lender’s forbearance applied to the default of the debt service coverage ratio calculation through December 31, 2020. The next debt service coverage ratio testing date is June 30, 2021 and the loan matures in July 2021.

Note 6 - Commitments and Contingencies

Commitments

As detailed in Note 1 under the heading “—Merger with MedAmerica Properties Inc.”, there are six Mergers that have not been completed. The Company will issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these six properties and earn management fees.

Contingencies

Impact of COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants and rental revenue. The Company has observed the impact of COVID-19 manifest in the form of limited operations among its tenants, which has resulted, and may in the future result in, a decline in on-time rental payments and requests from tenants for temporary rental relief. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. In addition, lease renewals and new leasing activity are expected to be adversely impacted as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic. The extent of the COVID-19 pandemic’s effect on the Company’s future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the effectiveness of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, the Company cannot accurately predict the effect on future periods, but the Company expects the pandemic and the related government measures to have an adverse impact on its financial condition, liquidity, results of operations and cash flows and the impact could be material.

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

Note 7 - Equity

Noncontrolling Interest

As of March 31, 2021, the Company owned an 88.9% interest in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 11.1% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis.

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. As of March 31, 2021, the Plan had 3,620,000 shares authorized for issuance with 3,466,800 shares available for future issuance, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

Restricted Stock

Awards of restricted stock are awards of the Company’s common stock that are subject to restrictions on transferability and other restrictions as established by the Company’s compensation committee on the date of grant that are generally subject to forfeiture if employment (or service as a director) terminates prior to vesting. Upon vesting, all restrictions would lapse. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends on the shares.  The value of the awards is determined based on the market value of the Company’s common stock on the date of grant.  The Company expenses the cost of restricted stock ratably over the vesting period.

The following table summarizes the stock-based award activity under the Plan for the year three months ended March 31, 2021. There was no activity during the three months ended March 31, 2020.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2020	153,200	$0.55
Granted	-	-
Outstanding as of March 31, 2021	153,200	$0.55

Compensation expense related to these share-based payments for the three months ended March 31, 2021 was approximately $21,000 and was included in general and administrative expenses on the consolidated statement of operations. The remaining unrecognized costs from stock-based awards as of March 31, 2021 was less than $0.1 million and will be recognized over a weighted-average period of 0.8 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the three months ended March 31, 2021 and 2020 are presented in the tables below.

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2020	70,000	$7.71	$-	1.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at March 31, 2021	70,000	$7.71	$-	1.51	$-

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2019	70,000	$7.71	$-	2.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at March 31, 2020	70,000	$7.71	$-	2.51	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at March 31, 2021. The intrinsic value is not material.

Note 8 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the three months ended March 31, 2021 and 2020 by type of service (dollars in thousands):

	Topic 606	Three Months Ended March 31,
	Revenue Recognition	2021	2020
Topic 606 Revenues
Leasing commissions	Point in time	$589	$591
Property and asset management fees	Over time	197	191
Development fees	Over time	89	93
Engineering services	Over time	59	76
Sales commissions	Point in time	46	19
Topic 606 Revenue		980	970
Out of Scope of Topic 606 revenue
Rental income		$3,938	$4,146
Sublease income		-	8
Total Out of Scope of Topic 606 revenue		3,938	4,154
Total Revenue		$4,918	$5,124

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of March 31, 2021 are as follows (dollars in thousands):

Remainder of 2021	$9,649
2022	12,559
2023	11,853
2024	9,825
2025	8,160
2026	5,836
Thereafter	17,311
Total	$75,193

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

The following table sets forth the computation of earnings per common share for the three months ended March 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2021	2020
Net loss	$(1,942)	$(2,436)
Plus: Net loss attributable to noncontrolling interest	265	361
Net loss attributable to common stockholders	$(1,677)	$(2,075)
Denominator
Basic weighted-average common shares	22,471	21,587
Dilutive potential common shares	-	-
Diluted weighted-average common shares	22,471	21,587

Net loss per common share- basic and diluted	$(0.07)	$(0.10)

Note 10 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheets was less than $0.1 million at both March 31, 2021 and December 31, 2020. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.6 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively. See Note 5 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2021 and December 31, 2020, respectively, due to their short-term nature of these instruments (Level 1).

At March 31, 2021 and December 31, 2020, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin and borrowings at fixed rates. The fair value of the Company’s $93.8 million and $101.9 million in borrowings under variable rates at March 31, 2021 and December 31, 2020, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of March 31, 2021 and December 31, 2020 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of March 31, 2021, the fair value of the Company’s $32.4 million fixed rate debt was estimated to be approximately $32.8 million. As of December 31, 2020, the fair value of the Company’s $21.1 million fixed rate debt was estimated to be approximately $21.6 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 11 – Taxes

The provision for income taxes for the three months ended March 31, 2021 and 2020 reflects an income tax benefit of approximately $0.6 million and $0.8 million, respectively, at an effective tax rate of 24.3% and 24.0%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the partnership not subject to tax and state income taxes.

Note 12 – Related Party Transactions

Receivables and Payables

As of March 31, 2021, the Company had approximately $0.2 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, the Company had $1.1 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheet.

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

Approximately $0.5 million and $0.4 million of the Company’s total revenue for the three months ended March 31, 2021 and 2020, respectively, was generated from related parties. Additionally, approximately $0.6 million and $0.5 million of the Company’s accounts receivable, net balance at March 31, 2021 and December 31, 2020, respectively, was owed from related parties.

During 2019, the Company agreed to pay $1.5 million of consideration to Mr. Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in January 2020 and the remaining $0.5 million is included in accounts payable and accrued expenses on the consolidated balance sheet as of March 31, 2021.

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

Management Fees

The Company provides management services for the six properties to be acquired as of March 31, 2021 in the remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the six properties.

Messrs. Jacoby and Yockey, along with Mr. Topchy, Jeffrey H. Foster, a member of the Company’s Board of Directors, and Aras Holden, the Company’s vice president of asset management and acquisitions, own an interest in BBL Current Investors LLC (“BBL”). BBL is redeveloping a property adjacent to the Company’s Midtown Colonial property into a mixed-use facility with retail on the ground floor and multi-family above. When the redevelopment is complete, the Company will manage the retail portion of the property and will receive management fees from BBL. However, the Company will have no ownership interest in the property.

Ground Lease

The Company owns the fee-simple interest in the land that the Cromwell Field Shopping Center, a property managed by the Company, is located on under a leasehold interest. The Company leases the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized less than $0.1 million of revenue under the ground lease for each of the three months ended March 31, 2021 and 2020.

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

Consulting Agreement

The Company has engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company pays Timbergate Ventures, LLC a consulting fee of $0.2 million per year. During each of the three months ended March 31, 2021 and 2020, approximately $50,000 was recorded in general and administrative expenses related to this consulting agreement.

Legal Fees

Samuel M. Spiritos, a member of the Company’s Board of Directors, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During each of the three months ended March 31, 2021 and 2020, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP.

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

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers and street retail-based properties in the Mid-Atlantic and Denver, Colorado markets. As of March 31, 2021, we owned 11 properties with an additional six properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. Although we have paused acquisition and investment activity due to the impact of the COVID-19 pandemic, other than working to close the remaining six Mergers, over the long-term, we intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of March 31, 2021, we owned 88.9% of the units of limited partnership interest (“OP units”) in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

Mergers with MedAmerica Properties Inc.

On December 27, 2019 (the “Merger Date”), subsidiaries of MedAmerica Properties Inc. (“MedAmerica”) completed 11 mergers (the “Initial Mergers”), including the mergers with Broad Street Realty, LLC (“BSR”) and Broad Street Ventures, LLC (“BSV”) and mergers with nine Broad Street Entities. Prior the Initial Mergers, Broad Street Realty, LLC (“BSR”) was a real estate management and brokerage company, which was 50% owned by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and 50% owned by Thomas M. Yockey, one of the Company’s directors. BSR provided property management services for the substantial majority of the properties in the Company’s current portfolio and the additional properties to be acquired by the Company upon the completion of the additional Mergers. BSR also provided real estate brokerage services for the properties acquired or to be acquired by the Company as well as for third party clients. BSR owned no real property, so all of its revenues were derived from its property management and brokerage businesses. The properties acquired by the Company in the Initial Mergers and to be acquired in the additional Mergers were or are owned by entities (the “Broad Street Entities”) for which Broad Street Ventures, LLC (“BSV”) served or serves, directly or indirectly and either alone or with other co-managers or co-managing members as the manager or managing member.

Upon completion of the Initial Mergers and in accordance with the applicable merger agreements, Mr. Jacoby was appointed as the chairman and chief executive officer of the Company, Alexander Topchy was appointed as the chief financial officer of the Company, and each of the employees of BSR became employees of the Company. In addition, upon completion of the Initial Mergers, MedAmerica’s name was changed to “Broad Street Realty, Inc.”

On December 31, 2019, the Company completed one additional merger whereby it acquired the Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one merger whereby it acquired Lamar Station Plaza East.

As consideration for the mergers with the Broad Street Entities that have closed as of the date of this report, the Company has issued an aggregate of 19,660,911 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities party to the mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.1 million in cash as a portion of the consideration for the mergers.

As of the date of this report, there are six mergers that have not been completed. The Company expects to issue an aggregate of 10,400,779 shares of common stock and 573,529 OP units as consideration for the additional mergers. Until the closing of the remaining mergers, the Company will continue to manage these six properties and receive management fees.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the effectiveness of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods.

All of our properties, as well as our headquarters and other offices, are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us, and the government-imposed measures, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to our and our tenants’ businesses. We have observed the impact of COVID-19 manifest in the form of limited operations among our tenants, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief.

As of May 12, 2021:

•

we have collected, deferred and forgiven, respectively, the percentage of contractual revenue (base rent and expense reimbursements) due from April 2020 through March 2021 as outlined in the table below:

Period	Percentage of Contractual Rent Collected	Percentage of Contractual Rent Deferred	Percentage of Contractual Rent Forgiven
Q2 2020	85.3%	6.6%	6.6%
Q3 2020	93.8%	3.1%	0.3%
Q4 2020	95.7%	0.1%	0.0%
Q1 2021	95.0%	0.0%	0.1%

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
•

our commission revenue, which comprised approximately $0.6 million of our total revenues for each of the three months ended March 31, 2021 and 2020, has been impacted by COVID-19 mostly as a result of delays in leasing transactions. We believe this revenue will return as uncertainty recedes and our clients adjust and solidify their decision process. We have experienced an increase in establishing new relationships with potential clients as well as an increase in the number of consultations with our existing clients.

Collections and rent deferrals to date may not be indicative of collections or rent deferrals in any future period. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to operate on a limited basis, which will adversely impact our results of operations. Even after governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, lease renewals and new leasing activity are expected to be adversely impacted as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic. These factors also may adversely affect the value of our properties. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

•

we received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the Paycheck Protection Program (“PPP”) which was forgiven in the first quarter of 2021, and, in March 2021, we received a second unsecured loan of approximately $0.8 million pursuant to the PPP (see “—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—PPP Loans”);
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

•

we obtained additional capital from one of our lenders. Under our operating agreement (the “Sub-OP Operating Agreement”) for Broad Street BIG First OP LLC (the “Sub-OP”), BIG BSP Investments, LLC (the “Preferred Investor”), a subsidiary of a real estate fund managed by Basis, made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Term Loan and certain other property level indebtedness. As of May 12, 2021, there was approximately $1.0 million remaining availability to the Company from these capital contributions, which is included in restricted cash. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Liquidity and Capital Resources— Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement.”; and

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

Portfolio Summary

As of March 31, 2021, our portfolio was comprised of 11 retail properties and a parcel of land on which another shopping center is located, consisting of 1,055,143 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio (dollars in thousands).

Property Name	City/State	GLA	Percent Leased(1)	Gross Real Estate Assets
Avondale Shops	Washington, D.C.	28,044	82.0%	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	163,363	79.5%	17,262
Coral Hills Shopping Center	Capitol Heights, MD	85,928	100.0%	16,682
Cromwell Field Shopping Center (Land)	Glen Burnie, MD	—	—	2,256
Crestview Square	Landover Hills, MD	74,694	98.7%	18,592
Dekalb Plaza	East Norriton, PA	178,815	81.5%	26,761
Hollinswood Shopping Center	Baltimore, MD	112,698	91.9%	24,529
Lamar Station Plaza East	Lakewood, CO	41,976	60.9%	6,099
Midtown Colonial	Williamsburg, VA	98,043	71.9%	14,813
Midtown Lamonticello	Williamsburg, VA	63,173	90.6%	16,222
Vista Shops at Golden Mile	Frederick, MD	98,858	96.8%	14,912
West Broad Commons	Richmond, VA	109,551	81.3%	19,824
Total		1,055,143		$186,345

(1)	Percent leased is calculated as (a) GLA under commenced leases as of March 31, 2021, divided by (b) total GLA, expressed as a percentage.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of March 31, 2021, which includes rental income for the three months ended March 31, 2021 and 2020 (dollars in thousands).

				Rental income for the three months ended March 31,
Location	Number of Properties	Gross Real Estate Assets at March 31, 2021	Percentage of Total Real Estate Assets at March 31, 2021	2021	2020
Maryland(1)	4	$76,971	41.2%	$1,896	$2,154
Virginia	4	68,121	36.6%	1,227	1,228
Pennsylvania	1	26,761	14.4%	511	594
Washington D.C.	1	8,393	4.5%	173	170
Colorado	1	6,099	3.3%	131	-
	11	$186,345	100.0%	$3,938	$4,146
(1)

Rental income for each of the three months ended March 31, 2021 and 2020 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2020 Annual Report on Form 10-K, which was filed with the SEC on April 15, 2021. During the three months ended March 31, 2021, there were no material changes to these policies. See Note 2 “—Recent Accounting Pronouncements” for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of March 31, 2021, approximately 41.3% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of March 31, 2021, approximately 14.7% of our GLA was vacant and approximately 1.8% of our leases (based on GLA) were month-to-month or scheduled to expire on or before December 31, 2021. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic and related government measures described above. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020 (dollars in thousands)

	For the Three Months Ended		Change
	March 31, 2021	March 31, 2020	$	%
Revenues
Rental income	$3,938	$4,146	$(208)	(5%)
Commissions	635	610	25	4%
Management and other fees	345	368	(23)	(6%)
Total revenues	4,918	5,124	(206)	(4%)
Expenses
Cost of services	343	449	(106)	(24%)
Depreciation and amortization	2,313	2,482	(169)	(7%)
Property operating	1,250	951	299	31%
Bad debt expense	55	141	(86)	(61%)
General and administrative	2,586	2,118	468	22%
Total operating expenses	6,547	6,141	406	7%
Operating loss	(1,629)	(1,017)	(612)	60%

Other income (expense)
Interest and other income	-	47	(47)	(100%)
Derivative fair value adjustment	191	(635)	826	(130%)
Interest expense	(1,878)	(1,580)	(298)	19%
Gain on extinguishment of debt	757	-	757	-
Other expense	(7)	(20)	13	(65%)
Total other income (expense)	(937)	(2,188)	1,251	(57%)

Income tax benefit	624	769	(145)	(19%)
Net loss	$(1,942)	$(2,436)	$494	(20%)
Plus: Net loss attributable to noncontrolling interest	265	361	(96)	(27%)
Net loss attributable to common stockholders	$(1,677)	$(2,075)	$398	(19%)

Revenues for the three months ended March 31, 2021 decreased approximately $0.2 million, or 4%, from the prior period as a result of a decrease in rental income related to revenue from certain tenants being converted to cash basis accounting due to the Company’s determination regarding the probability of future lease payments from these tenants being collectable. The decrease was partially offset by an increase in rental income of approximately $0.1 million related to the property acquired in July 2020.

Total operating expenses for the three months ended March 31, 2021 increased approximately $0.4 million, or 7%, over the prior period primarily from: (i) an increase in general and administrative expenses of approximately $0.5 million mainly attributable to an increase in professional service fees, including legal, audit and tax fees of approximately $0.4 million and higher payroll and related expenses of approximately $0.1 million; and (ii) an increase in property operating expense of approximately $0.3 million, of which approximately $0.2 million is related to an increase snow removal expense and approximately $0.1 million is related to the acquisition of one property in July 2020. The increase was partially offset by (i) a decrease in depreciation and amortization expense of approximately $0.2 million mainly related to a decrease in amortization of in-place lease intangibles that were fully amortized during

2020 and (ii) a decrease in costs of services of approximately $0.1 million mainly related to a decrease in third party commission expense.

Derivative fair value adjustment, related to the interest rate cap and interest rate swaps the Company entered into in December 2019, was approximately $0.2 million of income for the three months ended March 31, 2021 as compared to approximately $0.6 million of expense for the prior year period. Interest expense for the three months ended March 31, 2021 increased approximately $0.3 million over the prior year period. This increase is mainly attributable to additional borrowings of approximately $13.9 million subsequent to March 31, 2020. The gain on extinguishment of debt of approximately $0.8 million for the three months ended March 31, 2021 is related to the forgiveness of the PPP Loan described below under the heading “Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity —PPP Loans.”.

Net loss attributable to noncontrolling interest decreased approximately $0.1 million over the prior year period. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership from the completion of the Mergers on December 27, 2019, described above under the heading “—Mergers with MedAmerica Properties Inc.”.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves. As of March 31, 2021 and May 12, 2021, we had unrestricted cash and cash equivalents of approximately $2.7 million and $2.2 million, respectively, available for current liquidity needs and restricted cash of approximately $8.4 million and $7.5 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance. As described above, we have taken a number of proactive measures to maintain the strength of our business and manage the impacts of the COVID-19 pandemic on our operations and liquidity, including the following:

•

we have maintained ongoing communication with our tenants and assisted them in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including the stimulus and relief packages that have been signed into law to date;

•

we received an unsecured loan in April 2020 of approximately $0.8 million pursuant to the PPP which was forgiven in the first quarter of 2021, and, in March 2021, we received a second unsecured loan of approximately $0.8 million pursuant to the PPP (see “—Consolidated Indebtedness and Preferred Equity—PPP Loans”);

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

•

we obtained additional capital from the Preferred Investor. Under the Sub-OP Operating Agreement, the Preferred Investor made additional capital contributions, which are treated as debt, available to the Sub-OP of approximately $2.9 million in the aggregate in order to assist in debt service under the Basis Term Loan and certain other property level indebtedness. As of May 12, 2021, there was approximately $1.0 million of remaining availability to the Company from these capital contributions which is included in restricted cash. For more information about the Sub-OP Operating Agreement and these capital contributions, see “—Consolidated Indebtedness and Preferred Equity—Sub-OP Operating Agreement”; and

•	we have paused acquisition and investment activity other than working to close the remaining six Mergers.

As described above, as of May 12, 2021, we have collected 95.0% of contractual rent due for the three months ended March 31, 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as certain businesses limit operations and public perception of the risk of COVID-19 persists, which will adversely impact our cash flows and liquidity. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We have a mortgage loan secured by Lamar Station Plaza East totaling approximately $3.5 million that matures in July 2021. We do not project that we will have sufficient cash available to pay off the mortgage balance upon maturity and are currently in discussions with lenders to refinance the mortgage. There can be no assurances that we will be successful on the refinance of the mortgage on favorable terms or at all. If we are unable to refinance this mortgage, the lender has the right to place the loan in default and ultimately foreclose on the property, in which case the property could be sold and the sale proceeds would be used to pay off the loan. Under this circumstance, we would not have any further financial obligations to the lender as the value of this property is in excess of the outstanding mortgage balance.

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

We have encountered difficulties obtaining the necessary capital to service and refinance our existing indebtedness. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTC, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. The severe economic, market and other disruptions, worldwide, including in the bank lending, capital and other financial markets, caused by the COVID-19 pandemic and the impact on the retail industry have exacerbated the issues we have encountered obtaining financing. As described further below, during 2020, we relied on Basis to provide additional necessary capital. However, we can provide no assurances that Basis will continue to work with us in order to be able to meet our liquidity needs to service our indebtedness, and we may not be able to establish relationships with new lenders or financing sources as a result of Basis’s significant rights. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of March 31, 2021 we have been in compliance with all covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage as described below under the heading ““—Consolidated Indebtedness and Preferred Equity—Covenant Defaults.” In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of March 31, 2021 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at March 31, 2021
Basis Term Loan (net of discount of $653)	January 1, 2023	Floating (2)	6.125%	$66,532
Basis Preferred Interest (net of discount of $131) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	11,211
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,193
MVB Revolver	December 27, 2022	Floating (6)	6.75%	1,750
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (7)	4.06%	12,619
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,179
Vista Shops at Golden Mile Loan (net of discount of $83)	June 24, 2023	Fixed	3.83%	11,617
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.86%	9,329
Lamar Station Plaza East Loan (net of discount of $4)	July 17, 2021	LIBOR + 3.00% (8)	4.00%	3,497
Cromwell Land Loan (net of discount of $8)	January 10, 2023	Fixed	6.75%	1,411
Paycheck Protection Program Loan	March 18, 2026	Fixed	1.00%	769
Total				$126,107
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.11%, as of March 31, 2021.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $1.5 million of indebtedness related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

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

(6)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(7)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(8)	The interest rate on the Lamar Station Plaza East Loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of March 31, 2021, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended March 31, 2021 was approximately 1.14x.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of March 31, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of March 31, 2021 and December 31, 2020, the Minimum Multiple Amount was approximately $1.5 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

On June 16, 2020, the Preferred Investor made two additional capital contributions, which are classified as debt, available to the Sub-OP in the aggregate amount of approximately $2.9 million. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers under the Basis Loan Agreement for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. As described below under the heading “—Mortgage Indebtedness”, we repaid approximately $0.75 million of these funds with the proceeds from the Vista mortgage refinance. As of May 12, 2021, there was approximately $1.0 million of remaining availability to the Sub-OP under these additional capital contributions, which is included in restricted cash. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions.

MVB Loan

In December 2019, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan matures on December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to December 27, 2022 under the terms described below. The MVB Term Loan has a fixed interest rate of 6.75% per annum. The MVB Revolver carries an interest rate of the greater of (i) Prime Rate plus 1.5% and (ii) 6.75%.

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of March 31, 2021.

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

In December 2020, we entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, we entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing date of our pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing date of the pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2021 and December 31, 2020, the Company had approximately $41.6 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage, and Lamar Station Plaza East mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.50 to 1.00, 1.35 to 1.00 and 1.25 to 1.00, respectively.

In March 2021, we completed the refinance of the Vista Shops mortgage loan. The new loan has a principal balance of $11.7 million, matures in June 2023, and carries an interest rate of 3.83%. We deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender, which was applied as follows during the second quarter of 2021: (i) repaid approximately $0.75 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to us in June 2020 under the Basis Preferred Interest as described above under the heading “—Basis Preferred Interest”, (ii) paid approximately $46,000 in accrued interest on these funds and (iii) contributed approximately $1.1 million into an escrow account with the Basis Lender which will be used to pay down the outstanding principal balance of the capital contributions upon satisfaction of certain conditions.

In connection with the closings of the six remaining Mergers, we expect to incur or assume approximately $82.5 million of additional mortgage indebtedness.

PPP Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note (the “PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the PPP, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan bears interest at a rate of 1.0% per year. During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA, which was recognized as a gain on debt extinguishment in the Company’s statement of operations.

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

Covenant Defaults

As described above under the heading “—Mergers with MedAmerica Properties Inc.”, in July 2020 we completed the merger to acquire Lamar Station Plaza East, which included the assumption of $2.5 million in debt. Additionally, in connection with the merger, we entered into a loan modification agreement, which increased the maximum principal amount available under the assumed loan agreement to $4.1 million. The loan was in default of the debt service coverage ratio (as defined in the loan agreement) upon assumption of the loan agreement. In connection with the loan modification agreement, the lender agreed to forbear enforcement of the event of default subject to Company’s satisfaction of certain conditions, which we did not meet. We entered into a second loan modification agreement effective November 2020 pursuant to which the lender agreed to forbear enforcement of the events of default subject to our satisfaction of certain conditions including (i) issuance of a certificate of occupancy for a specified tenant on or before January 31, 2021 and (ii) the specified tenant has taken full possession and occupancy of the space on or before January 31, 2021. We met both conditions required by the second loan modification. The lender’s forbearance applied to the default of the debt service coverage ratio calculation through December 31, 2020. The next debt service coverage ratio testing date is June 30, 2021 and the loan matures in July 2021.

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

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are summarized below (dollars in thousands). As described above, our cash flows in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

	For the Three Months Ended March 31,
	2021	2020	Change
Cash and cash equivalents and restricted cash at beginning of period	$9,983	$11,595	$(1,612)
Net cash used in operating activities	(1,946)	(1,386)	(560)
Net cash used in investing activities	(1,148)	(2,276)	1,128
Net cash provided by (used in) financing activities	4,252	(1,231)	5,483
Cash and cash equivalents and restricted cash at end of period	$11,141	$6,702	$4,439

Operating Activities- Cash used in operating activities increased by approximately $0.6 million during the three months ended March 31, 2021 compared to the corresponding period in 2020. Operating cash flows were primarily impacted by a decrease in net cash provided by operating activities, before net changes in operating assets and liabilities, of approximately $1.0 million.  This was partially offset by a net decrease in changes in operating assets and liabilities of approximately $0.4 million, which was mainly attributable to the change in accounts payable and accrued liabilities.

Investing Activities- Cash used in investing activities during the three months ended March 31, 2021 decreased by $1.1 million compared to the corresponding period in 2020. This decrease is mainly attributable to the acquisition of a parcel of land totaling approximately $1.9 million during the three months ended March 31, 2020, partially offset by an increase in capital expenditures for real estate during the three months ended March 31, 2021 of $0.8 million.

Financing Activities- Cash provided by financing activities for the three months ended March 31, 2021 was approximately $4.3 million as compared to cash used in financing activities of approximately $1.2 million during the corresponding period in 2020. The change resulted primarily from an increase in net borrowings under debt agreements of approximately $5.5 million, which includes (i) a net increase in the Vista Shops mortgage loan of approximately $2.8 million from the refinance of the loan as described above under the heading “—Mortgage Indebtedness”, (ii) the receipt of the Second PPP Loan of approximately $0.8 million as described above under the heading “—PPP Loans”, and (iii) a $1.9 million, net reduction of debt repayments compared to the corresponding period, mainly attributable to the payoff of the mezzanine loans related to the Initial Mergers which were repaid in the first quarter of 2020 due to the timing of the Initial Mergers in December 2019.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As initially disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that there were material weaknesses in our internal control over financial reporting. We are in the process of remediating the material weaknesses as of the end of the period covered by this Quarterly Report on Form 10-Q.

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q, as a result of the materials weaknesses referred to above. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

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

As part of the Company’s initial assessment of its existing internal control over financial reporting, the Company identified missing or inadequately designed controls and is in the process of remediating. The Company anticipates that its control improvement efforts will be completed during 2021. Once all appropriately designed controls are in place, they will need to be operating for a sufficient period of time prior to concluding they are operating effectively.

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

While we believe that these efforts have improved, and will continue to improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.1	Allonge and Modification Agreement, dated as of March 30, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 5, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broad Street Realty, Inc.

Date: May 17, 2021	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: May 17, 2021	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)