Form 10-Q
period 2021-06-30
Broad Street Realty, Inc.
filed 2021-08-16
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 29,039,222 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate properties
Land	$46,164	$38,458
Building and improvements	149,276	122,988
Intangible lease assets	29,657	20,619
Construction in progress	431	2,951
Less accumulated depreciation and amortization	(15,760)	(10,535)
Total real estate properties, net	209,768	174,481

Cash and cash equivalents	3,072	4,105
Restricted cash	9,264	5,878
Accounts receivable, net of allowance of $81 and $523, respectively	1,812	2,224
Other assets, net	3,810	4,738
Total Assets	$227,726	$191,426

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$158,760	$122,060
Accounts payable and accrued liabilities	9,669	10,486
Unamortized intangible lease liabilities, net	2,921	2,381
Payables due to related parties	39	660
Deferred tax liabilities	9,300	11,853
Deferred revenue	639	502
Total liabilities	181,328	147,942

Commitments and contingencies

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 29,039,222 and 22,624,679 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	290	225
Additional paid in capital	62,542	54,622
Accumulated deficit	(14,442)	(10,035)
Total Broad Street Realty, Inc. stockholders' equity	48,390	44,812
Noncontrolling interest	(1,992)	(1,328)
Total equity	46,398	43,484
Total Liabilities and Equity	$227,726	$191,426

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$4,816	$3,645	$8,754	$7,791
Commissions	571	224	1,206	834
Management and other fees	311	316	656	684
Total revenues	5,698	4,185	10,616	9,309
Operating Expenses
Cost of services	446	140	789	589
Depreciation and amortization	2,676	2,499	4,989	4,981
Property operating	1,197	907	2,447	1,858
Bad debt expense (recoveries)	(9)	24	46	165
General and administrative	2,477	2,037	5,063	4,155
Total operating expenses	6,787	5,607	13,334	11,748
Operating loss	(1,089)	(1,422)	(2,718)	(2,439)

Other income (expense)
Interest and other income	7	1	7	48
Derivative fair value adjustment	20	(69)	211	(704)
Interest expense	(3,081)	(1,611)	(4,959)	(3,191)
Gain on extinguishment of debt	-	-	757	-
Other expense	(5)	(166)	(12)	(186)
Total other income (expense)	(3,059)	(1,845)	(3,996)	(4,033)

Income tax benefit	1,019	784	1,643	1,553
Net loss	$(3,129)	$(2,483)	$(5,071)	$(4,919)
Plus: Net loss attributable to noncontrolling interest	399	369	664	730
Net loss attributable to common stockholders	$(2,730)	$(2,114)	$(4,407)	$(4,189)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.11)	$(0.10)	$(0.19)	$(0.19)

Weighted average shares outstanding
Basic and diluted	24,831,316	21,587,336	23,657,916	21,587,336

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2019	500	$-	21,587,336	$216	$53,059	$(1,890)	$51	$51,436
Net loss	-	-	-	-	-	(2,075)	(361)	(2,436)
Balance at March 31, 2020	500	-	21,587,336	216	53,059	(3,965)	(310)	49,000
Net loss	-	-	-	-	-	(2,114)	(369)	(2,483)
Balance at June 30, 2020	500	$-	21,587,336	$216	$53,059	$(6,079)	$(679)	$46,517

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2020	500	$-	22,624,679	$225	$54,622	$(10,035)	$(1,328)	$43,484
Stock-based compensation	-	-	-	-	21	-	-	21
Tax effect of change in ownership percentage of OP	-	-	-	-	(16)	-	-	(16)
Net loss	-	-	-	-	-	(1,677)	(265)	(1,942)
Balance at March 31, 2021	500	-	22,624,679	225	54,627	(11,712)	(1,593)	41,547
Issuance of common stock	-	-	6,331,162	63	7,797	-	-	7,860
Grants of restricted stock	-	-	90,517	-	-	-	-	-
Shares surrendered for taxes upon vesting	-	-	(7,136)	-	(21)	-	-	(21)
Issuance of warrants	-	-	-	-	22	-	-	22
Stock-based compensation	-	-	-	2	121	-	-	123
Tax effect of change in ownership percentage of OP	-	-	-	-	(4)	-	-	(4)
Net loss	-	-	-	-	-	(2,730)	(399)	(3,129)
Balance at June 30, 2021	500	$-	29,039,222	$290	$62,542	$(14,442)	$(1,992)	$46,398

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,071)	$(4,919)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(1,643)	(1,553)
Depreciation and amortization	5,352	5,221
Minimum return on preferred interests	424	(488)
Gain on extinguishment of debt	(757)	—
Straight-line rent receivable	(282)	(480)
Straight-line rent liability	(14)	6
Stock-based compensation	144	—
Change in fair value of derivatives	(211)	704
Bad debt expense	46	165
Write-off of pre-acquisition costs	-	150
Changes in operating assets and liabilities
Accounts receivable	653	(617)
Other assets	703	1,109
Receivables due from related parties	(18)	22
Accounts payable and accrued liabilities	(2,629)	(1,109)
Payables due to related parties	(6)	(11)
Deferred revenues	(152)	(94)
Net cash used in operating activities	(3,461)	(1,894)
Cash flows from investing activities
Acquisitions of real estate, net of cash and restricted cash received	2,377	(1,898)
Capitalized pre-acquisition costs, net of refunds	-	34
Capital expenditures for real estate	(1,882)	(1,131)
Net cash provided by (used in) investing activities	495	(2,995)
Cash flows from financing activities
Borrowings under debt agreements	17,908	5,063
Repayments under debt agreements	(12,076)	(2,909)
Offering costs	-	(1)
Taxes remitted upon vesting of restricted stock	(21)	—
Debt origination and discount fees	(675)	(63)
Proceeds from related parties	671	1,139
Payments to related parties	(488)	(1,040)
Net cash provided by financing activities	5,319	2,189
Increase (decrease) in cash, cash equivalents, and restricted cash	2,353	(2,700)
Cash, cash equivalents and restricted cash at beginning of period	9,983	11,595
Cash, cash equivalents and restricted cash at end of period	$12,336	$8,895

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

Supplemental Cash Flow Information
Interest paid	$3,648	$2,781
Taxes paid, net	2	197
Accrued offering costs	457	457
Accrued capital expenditures for real estate	275	-
Accrued acquisition costs	560	-
Accrued pre-acquisition costs	91	95
Accrued deferred loan costs	43	-

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate	(39,552)	-
Common shares issued in mergers	8,038	-
Debt assumed in mergers	31,514	-
Forgiveness of Paycheck Protection Program loan	757	-

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$3,072	$4,764
Restricted cash	9,264	4,131
Cash, cash equivalents and restricted cash at end of period	$12,336	$8,895

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

June 30, 2021

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers, street retail-based properties and mixed-use assets in the Mid-Atlantic and Denver, Colorado markets. As of June 30, 2021, the Company had real estate assets of $225.5 million, gross, in 14 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2021, the Company owned 91.1% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below).

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

On December 31, 2019, the Company completed one additional Merger whereby it acquired Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East. The Company closed three additional Mergers whereby it acquired the Highlandtown Village Shopping Center, Cromwell Field Shopping Center and Spotswood Valley Square Shopping Center on May 21, 2021, May 26, 2021, and June 4, 2021, respectively.

As consideration for the Mergers that have closed as of the date of the issuance of these financial statements, the Company has issued an aggregate 25,992,073 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities party to the Mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.9 million in cash as a portion of the consideration for the Mergers.

As of the date of the issuance of these financial statements, there are three Mergers that have not been completed. The Company expects to issue an aggregate of 4,069,621 shares of common stock and 573,529 OP units as consideration for the additional Mergers as agreed to in the Merger Agreements. Until the closing of the remaining Mergers, the Company will continue to manage these three properties and receive management fees.

Liquidity and Management’s Plan

The Company’s properties are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may operate due to the COVID-19 pandemic. The Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company, and the government-imposed measures have resulted in significant disruptions to the Company and its tenants’ businesses. The Company has observed the impact of COVID-19 manifest in the form of limited operations among its tenants, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. Throughout the COVID-19 pandemic, the Company put into place actions to improve its financial position and maximize liquidity, as described further in “Note 1—Liquidity and Management’s Plan” in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. The Company’s contractual rent collections have generally returned to pre-COVID results, and the Company continues to maintain ongoing communications and work with its tenants to collect prior deferred rent and to monitor any additional disruptions to their business. The Company’s projected operating model reflects sufficient cash flow to cover its obligations over the next twelve months, except as noted below.

The Company’s financing is generally comprised of short-term mortgages secured by the Company’s properties that typically mature within three to five years of origination. The Company is currently in contact with lenders and brokers in the marketplace to restructure its debt.

Specifically, the Company has a mortgage on Lamar Station Plaza East with a principal balance outstanding of approximately $3.5 million that matures during the next twelve months. The Company does not project that it will have sufficient cash flow available to pay off the mortgage loan upon maturity and will seek to refinance the loan prior to maturity in July 2022. There can be no assurances that the Company will be successful in the refinance of the mortgage loan on favorable terms or at all. If the Company is unable to refinance the mortgage loan, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, the Company would not have any further financial obligation to the lender.

Based on the measures described above for the Lamar Station Plaza East mortgage, the Company believes that it is probable that it will be able to generate sufficient liquidity to satisfy its obligations over the next twelve months.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the SEC applicable to interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The unaudited consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021.

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021. During the six months ended June 30, 2021, there were no material changes to these policies except as noted below.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

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

Note 3 – Real Estate

2021 Real Estate Acquisitions

On May 21, 2021, the Company completed the Merger to acquire Highlandtown Village Shopping Center. Total consideration for the property included the issuance of 1,749,008 shares of common stock and approximately $0.2 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company assumed approximately $5.5 million of indebtedness secured by the property.

On May 26, 2021, the Company completed the Merger to acquire Cromwell Field Shopping Center. Total consideration for the property included the issuance of 2,092,657 shares of common stock, the payment of approximately $0.5 million in cash to the prior investors, and approximately $0.4 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company assumed approximately $13.65 million of indebtedness secured by the property. The Company previously acquired the fee-simple interest in the land that the Cromwell Field Shopping Center is located on under a leasehold interest and terminated the ground lease upon completion of the Merger.

On June 4, 2021, the Company completed the Merger to acquire Spotswood Valley Square Shopping Center. Total consideration for the property included the issuance of 2,489,497 shares of common stock, the payment of approximately $0.4 million in cash to the prior investors, and approximately $0.3 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company assumed approximately $12.4 million of mortgage secured by the property.

The following table provides additional information regarding the total considerations paid for the three properties acquired during the second quarter of 2021 (dollars in thousands).

Cash paid to prior owners	$840
Value of common shares issued	8,038
Prior owner debt and preferred equity paid off at closing	400
Settlement of notes payable owed to properties	(700)
Transaction costs	905
Cash acquired in acquisitions	(1,241)
Total Cost of Acquisitions	$8,242

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the three properties acquired by the Company during the second quarter of 2021 (dollars in thousands).

Land	$7,707
Building	15,225
Building and site improvements	6,396
Intangible lease assets	9,037
Total real estate assets acquired	38,365
Other assets	3,074
Deferred tax assets	1,117
Total assets acquired	42,556
Accounts payable and accrued expenses	(1,813)
Intangible lease liabilities	(987)
Assumed mortgage indebtedness	(31,514)
Total liabilities assumed	(34,314)
Assets acquired net of liabilities assumed	$8,242

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of June 30, 2021, which includes rental income for the six months ended June 30, 2021 and 2020 (dollars in thousands).

				Rental income for the six months ended June 30,
Location	Number of Properties	Gross Real Estate Assets at June 30, 2021	Percentage of Total Real Estate Assets at June 30, 2021	2021	2020
Maryland(1)	6	$101,499	45.0%	$4,298	$3,947
Virginia	5	82,726	36.7%	2,688	2,394
Pennsylvania	1	26,811	11.9%	1,106	1,126
Washington D.C.	1	8,393	3.7%	325	324
Colorado	1	6,099	2.7%	337	-
	14	$225,528	100.0%	$8,754	$7,791

(1)

Rental income for each of the six months ended June 30, 2021 and 2020 include less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Cromwell Field Shopping Center Merger on May 26, 2021.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of June 30, 2021 and December 31, 2020 (dollars in thousands).

	June 30, 2021	December 31, 2020
Assets:
Above-market leases	$4,070	$2,661
Above-market leases accumulated amortization	(773)	(504)
In-place leases	25,587	17,958
In-place leases accumulated amortization	(6,899)	(4,841)
Total net real estate intangible assets	$21,985	$15,274

Liabilities
Below-market leases	4,277	3,290
Below-market leases accumulated amortization	(1,356)	(909)
Total net real estate intangible liabilities	$2,921	$2,381

For the three and six months ended June 30, 2021, the Company’s net amortization related to intangibles was approximately $1.0 million and $1.9 million, respectively. For the three and six months ended June 30, 2020, the Company’s net amortization related to intangibles was approximately $1.1 million and $2.2 million, respectively.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of June 30, 2021 (dollars in thousands):

	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2021	$3,128	$394	$(669)	$2,853
2022	5,521	764	(1,173)	5,112
2023	3,611	661	(542)	3,730
2024	2,263	466	(316)	2,413
2025	1,394	348	(111)	1,631
2026	997	224	(41)	1,180
Thereafter	1,774	440	(69)	2,145
Total	$18,688	$3,297	$(2,921)	$19,064

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 5 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 are detailed in the table below (dollars in thousands):

	June 30, 2021	December 31, 2020
Straight-line rent receivable	$1,167	$885
Right-of-use assets, net	1,045	1,287
Prepaid assets and deposits	1,042	1,662
Pre-acquisition costs	293	519
Other receivables, net of allowance of $82 and $82	127	59
Corporate property, net	84	107
Receivables due from related parties	41	206
Lease incentives	9	12
Interest rate cap asset	2	1
	$3,810	$4,738

Receivables due from related parties as of June 30, 2021 and December 31, 2020 are described further in Note 13 “Related Party Transactions”.

Note 6 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	June 30, 2021	December 31, 2020
Basis Term Loan (net of discount of $560 and $745)	January 1, 2023	Floating (2)	6.125%	$66,625	$66,439
Basis Preferred Interest (net of discount of $112 and $150) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	9,970	11,434
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,109	4,277
MVB Revolver	December 27, 2022	Floating (6)	6.75%	1,721	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (7)	4.06%	13,144	11,670
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,152	3,205
Vista Shops at Golden Mile Loan (net of discount of $52)	June 24, 2023	Fixed	3.83%	11,648	8,902
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.85%	9,238	9,432
Lamar Station Plaza East Loan (net of discount of $1 and $7)	July 17, 2022 (8)	LIBOR + 3.00% (9)	4.00%	3,515	3,446
Cromwell Land Loan (net of discount of $0 and $10) (10)	January 10, 2023	Fixed	6.75%	-	1,415
First Paycheck Protection Program Loan	April 20, 2022 (11)	Fixed	1.00%	-	757
Second Paycheck Protection Program Loan	March 18, 2026	Fixed	1.00%	769	-
Lamont Street Preferred Interest (net of discount of $86) (12)	September 30, 2023	Fixed	13.50%	4,744	-
Highlandtown Village Shopping Center Loan (net of discount of $63)	May 6, 2023	Fixed	4.132%	5,422	-
Cromwell Field Shopping Center Loan (net of discount of $227)	November 15, 2022	LIBOR + 5.40%(13)	5.90%	12,166	-
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $28)	November 15, 2022	Fixed	10.00%	1,502	-
Spotswood Valley Square Shopping Center Loan (net of discount of $125)	July 6, 2023	Fixed	4.8235%	12,219	-
				$159,944	$122,977
Unamortized deferred financing costs				(1,184)	(917)
Total Mortgage and Other Indebtedness				$158,760	$122,060
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.10%, as of June 30, 2021.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $1.3 million and $1.8 million of indebtedness as of June 30, 2021 and December 31, 2020, respectively, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(4)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP (as defined below) will mature at that time.
(5)

In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $1.9 million was outstanding at June 30, 2021. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.

(6)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(7)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(8)	In July 2021, the Company entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to July 2022 as described below under the heading “—Mortgage Indebtedness”.
(9)	The interest rate on the Lamar Station Plaza East loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.
(10)	The Company paid off the remaining principal balance of the Cromwell land loan during the second quarter of 2021.

(11)	During the first quarter of 2021, the Company received forgiveness for its first Paycheck Protection Program Loan as described below under the heading “—PPP Loans”.
(12)

The outstanding balance includes approximately $0.9 million of indebtedness as of June 30, 2021 related to the Lamont Street Minimum Multiple Amount owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest”.

(13)	The interest rate on the Cromwell Field Shopping Center Loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of June 30, 2021, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The Company was in compliance with debt service coverage calculation for the twelve months ended June 30, 2021.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of June 30, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of June 30, 2021 and December 31, 2020, the Minimum Multiple Amount was approximately $1.3 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading “—Mortgage Indebtedness,” the Company repaid approximately $0.75 million of these funds with the proceeds from the Vista mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. As of the date of these consolidated financial statements, there was approximately $1.0 million remaining available to the Company from these capital contributions, which is included in restricted cash.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of June 30, 2021.

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

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021, and in March 2021, the Company entered into another amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payment owed by March 31, 2021 has been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million. These amendments were treated as modifications under applicable accounting standards.

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood Mergers on May 21, 2021 and June 4, 2021, Lamont Street Partners LLC (“Lamont Street”) contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC (“BSV Highlandtown”) and BSV Spotswood Investors LLC (“BSV Spotswood”) designated as Class A units.

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests must be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26, less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the three months ended June 30, 2021. As of June 30, 2021, the remaining Lamont Street Minimum Multiple Amount was approximately $0.9 million, which is included in indebtedness on the consolidated balance sheet.

The Operating Partnership serves as the managing member of BSV Highlandtown and BSV Spotswood. However, Lamont Street has approval rights over certain major decisions, including, but not limited to (i) the incurrence of new indebtedness or modification of existing indebtedness by BSV Highlandtown and BSV Spotswood, or their direct or indirect subsidiaries, (ii) capital expenditures over $100,000, (iii) any proposed change to a property directly or indirectly owned by BSV Highlandtown and BSV Spotswood, (iv) direct or indirect acquisitions of new properties by BSV Highlandtown or BSV Spotswood, (v) the sale or other disposition of any property directly or indirectly owned by BSV Highlandtown and BSV Spotswood, (vi) the issuance of additional membership interests in BSV Highlandtown and BSV Spotswood, (vii) any amendment to an existing material lease related to the properties and (viii) decisions regarding the dissolution, winding up or liquidation of BSV Highlandtown or BSV Spotswood or the filing of any bankruptcy petition by BSV Highlandtown and BSV Spotswood or their subsidiaries.

Under certain circumstances, including an event whereby Lamont Street’s interests are not redeemed on or prior to the Lamont Street Redemption Date (as it may be extended), Lamont Street may remove the Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood.

Mortgage Indebtedness

In addition to the indebtedness described above, as of June 30, 2021 and December 31, 2020, the Company had approximately $72.0 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, and Spotswood mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40 to 1.00, 1.50 to 1.00, 1.35 to 1.00, 1.30 to 1.00, 1.00 to 1.00 and 1.15 to 1.00, respectively. The debt service coverage ratio required for the Lamar Station Plaza East mortgage was modified with the loan amendment and is described below.

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

In July 2021, the Company entered into a modification of the Lamar Station Plaza East mortgage loan, which extended the maturity date of the loan to July 2022. The amendment also waived the debt service coverage ratio test for the period ending June 30, 2021 and requires a debt service coverage ratio of (i) 1.05 to 1.0 for the three months ended September 30, 2021; (ii) 1.15 to 1.0 for the six months ended December 31, 2021; and (ii) 1.25 to 1.0 for the twelve months ended March 31, 2022.

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

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of June 30, 2021 and December 31, 2020 was $1.9 million, gross ($1.2 million, net) and $1.4 million, gross ($0.9 million, net), respectively. Debt discounts associated with the Company’s debt as of June 30, 2021 and December 31, 2020 were $2.0 million, gross ($1.3 million, net) and $1.4 million, gross ($0.9 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statement of operations, of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. The Company recognized amortization expense of deferred financing costs and debt discounts of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of June 30, 2021 (dollars in thousands):

Year	Amount Due
Remainder of 2021 (1)	$4,707
2022	20,914
2023	111,733
2024	13,133
2025	10,665
2026	46
Thereafter	-
161,198
Unamortized debt discounts and issuance costs, net	(2,438)
Total	$158,760
(1)

Includes the maturity of the Lamar Station Plaza East loan of approximately $3.5 million that was modified in July 2021 to extend the maturity date to July 2022 as described above under the heading “—Mortgage Indebtedness”.

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of June 30, 2021, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. The changes in the fair value of the Company’s derivatives, which do not qualify for hedge accounting, are recognized in earnings. For the three and six months ended June 30, 2021, the Company recognized less than $0.1 million and approximately $0.2 million, respectively, in income related to fair value adjustments on derivatives. For the three and six months ended June 30, 2020, the Company recognized approximately $0.1 million and $0.7 million, respectively, in expense related to the fair value adjustments on derivatives.

The fair value of the Company’s derivative financial instruments as of June 30, 2021 and December 31, 2020 was an interest rate cap asset of less than $0.1 million for each period and an interest rate swap liability of approximately $0.5 million and $0.7 million, respectively. The interest rate cap asset is included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheet, respectively.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As described above under the heading “—MVB Loan”, the lender under the MVB Loan Agreement deferred covenant tests until June 30, 2021 and December 31, 2021. As of June 30, 2021, the Company has been in compliance with all covenants under its debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage which was waived by the lender for the period ending June 30, 2021, as described above under the heading “—Mortgage Indebtedness”.

Note 7 - Commitments and Contingencies

Commitments

As detailed in Note 1 under the heading “—Merger with MedAmerica Properties Inc.”, there are three Mergers that have not been completed. The Company expects to issue an aggregate of 4,069,621 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these three properties and earn management fees.

Contingencies

Impact of COVID-19

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants and rental revenue. The Company has observed the impact of COVID-19 manifest in the form of limited operations among its tenants, which has resulted, and may in the future result in, a decline in on-time rental payments and requests from tenants for temporary rental relief. In some cases, the Company may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to the Company as those currently in place. The extent of the COVID-19 pandemic’s effect on the Company’s future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the effectiveness, including the deployment, of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, the Company cannot accurately predict the effect on future periods.

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

Note 8 - Equity

Noncontrolling Interest

As of June 30, 2021, the Company owned a 91.1% interest in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 8.9% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. As of June 30, 2021, no OP units have been redeemed.

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. As of June 30, 2021, the Plan had 3,620,000 shares authorized for issuance with 3,376,283 shares available for future issuance, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

Restricted Stock

Awards of restricted stock are awards of the Company’s common stock that are subject to restrictions on transferability and other restrictions as established by the Company’s compensation committee on the date of grant that are generally subject to forfeiture if employment (or service as a director) terminates prior to vesting. Upon vesting, all restrictions would lapse. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends on the shares.  The value of the awards is determined based on the market value of the Company’s common stock on the date of grant.  The Company expenses the cost of restricted stock ratably over the vesting period.

The following table summarizes the stock-based award activity under the Plan for the six months ended June 30, 2021. There was no activity during the six months ended June 30, 2020.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2020	153,200	$0.55
Granted	90,517	2.95
Vested	(30,172)	2.95
Outstanding as of June 30, 2021	213,545	$1.23

Of the restricted shares that vested during the six months ended June 30, 2021, 7,136 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three and six months ended June 30, 2021 was approximately $0.1 million and was included in general and administrative expenses on the consolidated statement of operations. The remaining unrecognized costs from stock-based awards as of June 30, 2021 was approximately $0.2 million and will be recognized over a weighted-average period of 0.7 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the six months ended June 30, 2021 and 2020 are presented in the tables below.

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2020	70,000	$7.71	$-	1.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at June 30, 2021	70,000	$7.71	$-	1.26	$-

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2019	70,000	$7.71	$-	2.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at June 30, 2020	70,000	$7.71	$-	2.26	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at June 30, 2021. The intrinsic value is not material.

Warrants

On June 4, 2021, the Company issued to Lamont Street warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”). The Warrants were issued in connection with Lamont Street’s contribution of the Lamont Street Preferred Investment described in Note 6 under the heading “—Lamont Street Preferred Interest.”

Note 9 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2021 and 2020 by type of service (dollars in thousands):

	Topic 606	Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Recognition	2021	2020	2021	2020
Topic 606 Revenues
Leasing commissions	Point in time	$477	$224	$1,066	$815
Property and asset management fees	Over time	149	151	346	342
Sales commissions	Point in time	94	-	140	19
Development fees	Over time	88	88	177	181
Engineering services	Over time	74	65	133	141
Equity fees	Point in time	-	4	-	4
Topic 606 Revenue		882	532	1,862	1,502
Out of Scope of Topic 606 revenue
Rental income		$4,816	$3,645	$8,754	$7,791
Sublease income		-	8	-	16
Total Out of Scope of Topic 606 revenue		4,816	3,653	8,754	7,807
Total Revenue		$5,698	$4,185	$10,616	$9,309

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of June 30, 2021 are as follows (dollars in thousands):

Remainder of 2021	$8,507
2022	16,644
2023	15,167
2024	12,284
2025	10,062
2026	7,680
Thereafter	19,747
Total	$90,091

Note 10 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position.

The following table sets forth the computation of earnings per common share for the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2021	2020	2021	2020
Net loss	$(3,129)	$(2,483)	$(5,071)	$(4,919)
Plus: Net loss attributable to noncontrolling interest	399	369	664	730
Net loss attributable to common stockholders	$(2,730)	$(2,114)	$(4,407)	$(4,189)
Denominator
Basic weighted-average common shares	24,831	21,587	23,658	21,587
Dilutive potential common shares	-	-	-	-
Diluted weighted-average common shares	24,831	21,587	23,658	21,587

Net loss per common share- basic and diluted	$(0.11)	$(0.10)	$(0.19)	$(0.19)

Note 11 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheets was less than $0.1 million at both June 30, 2021 and December 31, 2020. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.5 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively. See Note 6 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of June 30, 2021 and December 31, 2020, respectively, due to the short-term nature of these instruments (Level 1).

At June 30, 2021 and December 31, 2020, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin and borrowings at fixed rates. The fair value of the Company’s $106.4 million and $101.9 million in borrowings under variable rates at June 30, 2021 and December 31, 2020, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of June 30, 2021 and December 31, 2020 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of June 30, 2021, the fair value of the Company’s $53.5 million fixed rate debt was estimated to be approximately $53.8 million. As of December 31, 2020, the fair value of the Company’s $21.1 million fixed rate debt was estimated to be approximately $21.6 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 12 – Taxes

The provision for income taxes for the three and six months ended June 30, 2021 reflects an income tax benefit of approximately $1.0 million and $1.6 million, respectively, at an effective tax rate of 24.5% for each period. The provision for income taxes for the three and six months ended June 30, 2020 reflects an income tax benefit of approximately $0.8 million and $1.6 million, respectively, at an effective tax rate of 24% for each period. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the partnership not subject to tax and state income taxes.

Note 13 – Related Party Transactions

Receivables and Payables

As of June 30, 2021, the Company had less than $0.1 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, the Company had less than $0.1 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheet.

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

Approximately $0.3 million and $0.8 million of the Company’s total revenue for the three and six months ended June 30, 2021, respectively, was generated from related parties. Approximately $0.4 million and $0.8 million of the Company’s total revenue for the three and six months ended June 30, 2020, respectively, was generated from related parties. Additionally, approximately $0.4 million and $0.5 million of the Company’s accounts receivable, net balance at June 30, 2021 and December 31, 2020, respectively, was owed from related parties.

During 2019, the Company agreed to pay $1.5 million of consideration to Mr. Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in January 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

The Mergers

As consideration in the Mergers that have closed as of the date of these financial statements, as a result of their interests in the Broad Street Entities party to such Mergers, (i) Mr. Jacoby received 2,366,950 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,366,950 shares of the Company’s common stock and 420,523 OP units, (iii) Alexander Topchy, the Company’s Chief Financial Officer, received an aggregate of 120,584 shares of the Company’s common stock and 48,320 OP units, (iv) Daniel J.W. Neal, a member of the Company’s Board of Directors, received, directly or indirectly, 774,189 shares of the Company’s common stock, and (v) Samuel M. Spiritos, a director of the Company, indirectly received 13,827 shares of the Company’s common stock. As consideration in the remaining three Mergers as a result of their interests in the remaining Broad Street Entities, (i) Mr. Jacoby will receive an aggregate of approximately 184,685 shares of the Company’s common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 184,685 shares of the Company’s common stock and 136,213 OP units, (iii) Mr. Topchy will receive 18,695 shares of the Company’s common stock and 14,338 OP units and (iv) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 120,431 shares of the Company’s common stock.

Management Fees

The Company provides management services for the three properties to be acquired as of June 30, 2021 in the remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the three properties.

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

Ground Lease

The Company owns the fee-simple interest in the land that the Cromwell Field Shopping Center, a property previously managed by the Company, is located on under a leasehold interest. The Company leased the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized less than $0.1 million of revenue under the ground lease for each of the three and six months ended June 30, 2021 and 2020. The ground lease was terminated upon the acquisition of Cromwell Field Shopping Center as described in Note 3 “—2021 Real Estate Acquisitions”.

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

Guarantees

The Company’s subsidiaries’ obligations under the Basis Term Loan Agreement, the Sub-OP Operating Agreement, the Brookhill mortgage loan, and the Spotswood mortgage loan are guaranteed by Mr. Jacoby and Mr. Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement, and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the MVB Loan Agreement, the Lamont Street Preferred Interest, the Highlandtown mortgage loan and the Cromwell mortgage loan.

Consulting Agreement

The Company has engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company pays Timbergate Ventures, LLC a consulting fee of $0.2 million per year. During each of the three months ended June 30, 2021 and 2020, approximately $50,000 was recorded in general and administrative expenses related to this consulting agreement. During each of the six months ended June 30, 2021 and 2020, approximately $0.1 million was recorded in general and administrative expenses related to this consulting agreement.

Legal Fees

Samuel M. Spiritos, a member of the Company’s Board of Directors, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During each of the three and six months ended June 30, 2021, the Company paid approximately $0.2 million in legal fees to Shulman Rogers LLP. During each of the three and six months ended June 30, 2020, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP.

Note 14 – Subsequent Events

2021 Debt Amendments

The Company modified the Lamar Station Plaza East loan as described in Note 6 under the heading “—Mortgage Indebtedness”.

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

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers, street retail-based properties and mixed-use assets in the Mid-Atlantic and Denver, Colorado markets. As of June 30, 2021, we owned 14 properties with an additional three properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States and major university communities. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of June 30, 2021, we owned 91.1% of the units of limited partnership interest (“OP units”) in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

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

On December 31, 2019, the Company completed one additional merger whereby it acquired the Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one merger whereby it acquired Lamar Station Plaza East. The Company closed on three additional Mergers whereby it acquired the Highlandtown Village Shopping Center, Cromwell Field Shopping Center and Spotswood Valley Square Shopping Center on May 21, 2021, May 26, 2021, and June 4, 2021, respectively.

As consideration for the mergers with the Broad Street Entities that have closed as of the date of this report, the Company has issued an aggregate of 25,992,073 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities party to the mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.9 million in cash as a portion of the consideration for the mergers.

As of the date of this report, there are three mergers that have not been completed. The Company expects to issue an aggregate of 4,069,621 shares of common stock and 573,529 OP units as consideration for the additional mergers. Until the closing of the remaining mergers, the Company will continue to manage these three properties and receive management fees.

Impact of COVID-19

We continue to monitor and address risks related to the COVID-19 pandemic. Since March 2020 when the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency with respect to COVID-19, we have been impacted by COVID-19 and the actions taken by federal, state, and local authorities, including restrictions on freedom of movement and business operations, such as travel bans, border closings, business closures, quarantines and shelter-in-place or similar orders. The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the effectiveness, including the deployment, of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods.

All of our properties are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that operate. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us, and the government-imposed measures have resulted in significant disruptions to our and our tenants’ businesses. We have observed the impact of COVID-19 manifest in the form of limited operations among our tenants, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief.

As of August 6, 2021, we have collected, deferred and forgiven, respectively, the percentage of contractual revenue (base rent and expense reimbursements) due from April 2020 through June 2021 as outlined in the table below:

Period	Percentage of Contractual Rent Collected	Percentage of Contractual Rent Deferred	Percentage of Contractual Rent Forgiven
Q2 2020	85.6%	6.6%	6.6%
Q3 2020	95.2%	3.1%	0.3%
Q4 2020	97.1%	0.1%	0.0%
Q1 2021	97.3%	0.0%	0.1%
Q2 2021	94.5%	0.0%	0.0%

We have entered into lease modifications that deferred approximately $0.4 million and waived approximately $0.3 million of contractual rent, respectively. To date, the weighted average payback period of deferred rent is approximately seven months which commences at various times beginning in July 2020 through June 2021.

Collections and rent deferrals to date may not be indicative of collections or rent deferrals in any future period. Even as governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. These factors also may adversely affect the value of our properties. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.  We will continue to actively monitor the implications of the COVID-19 pandemic on our and our tenants’ businesses and may take further actions to alter our business practices if we determine that such changes are in the best interests of our employees, tenants and stockholders, or as required by federal, state, or local authorities.

Portfolio Summary

As of June 30, 2021, our portfolio was comprised of 14 retail properties consisting of 1,537,516 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio (dollars in thousands).

Property Name	City/State	GLA	Percent Leased(1)	Gross Real Estate Assets
Avondale Shops	Washington, D.C.	28,044	76.5%	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	163,363	81.6%	17,262
Coral Hills Shopping Center	Capitol Heights, MD	85,928	100.0%	16,682
Cromwell Field Shopping Center	Glen Burnie, MD	233,486	85.3%	18,590
Crestview Square	Landover Hills, MD	74,694	98.7%	18,592
Dekalb Plaza	East Norriton, PA	178,815	81.5%	26,811
Highlandtown Village Shopping Center	Baltimore, MD	57,513	85.5%	7,383
Hollinswood Shopping Center	Baltimore, MD	112,698	91.9%	25,340
Lamar Station Plaza East	Lakewood, CO	42,700	59.8%	6,099
Midtown Colonial	Williamsburg, VA	98,043	71.9%	14,827
Midtown Lamonticello	Williamsburg, VA	63,173	90.6%	16,162
Spotswood Valley Square	Harrisonburg, VA	190,650	99.3%	14,650
Vista Shops at Golden Mile	Frederick, MD	98,858	96.8%	14,912
West Broad Commons	Richmond, VA	109,551	81.3%	19,825
Total		1,537,516	87.1%	$225,528

(1)	Percent leased is calculated as (a) GLA under commenced leases as of June 30, 2021, divided by (b) total GLA, expressed as a percentage.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of June 30, 2021, which includes rental income for the six months ended June 30, 2021 and 2020 (dollars in thousands).

				Rental income for the six months ended June 30,
Location	Number of Properties	Gross Real Estate Assets at June 30, 2021	Percentage of Total Real Estate Assets at June 30, 2021	2021	2020
Maryland(1)	6	$101,499	45.0%	$4,298	$3,947
Virginia	5	82,726	36.7%	2,688	2,394
Pennsylvania	1	26,811	11.9%	1,106	1,126
Washington D.C.	1	8,393	3.7%	325	324
Colorado	1	6,099	2.7%	337	-
	14	$225,528	100.0%	$8,754	$7,791
(1)

Rental income for each of the six months ended June 30, 2021 and 2020 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Cromwell Field Shopping Center Merger on May 26, 2021.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2020 Annual Report on Form 10-K, which was filed with the SEC on April 15, 2021. During the six months ended June 30, 2021, there were no material changes to these policies. See Note 2 “—Recent Accounting Pronouncements” for recently-adopted accounting pronouncements.

Factors that May Impact Future Results of Operations

Rental Income

Growth in rental income will depend on our ability to acquire additional properties that meet our investment criteria and on filling vacancies and increasing rents on the properties in our portfolio. The amount of rental income generated by the properties in our portfolio depends on our ability to renew expiring leases or re-lease space upon the scheduled or unscheduled termination of leases, lease currently available space and maintain or increase rental rates at our properties. In addition to the factors regarding the COVID-19 pandemic described above, our rental income in future periods could be adversely affected by local, regional, or national economic conditions, an oversupply of or a reduction in demand for retail space, changes in market rental rates, our ability to provide adequate services and maintenance at our properties, and fluctuations in interest rates. In addition, economic downturns affecting our markets or downturns in our tenants’ businesses that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments to us, including as a result of the COVID-19 pandemic, could adversely affect our ability to maintain or increase rent and occupancy.

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of June 30, 2021, approximately 36.0% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of June 30, 2021, approximately 12.9% of our GLA was vacant and approximately 4.8% of our leases (based on GLA) were month-to-month or scheduled to expire on or before December 31, 2021. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic and related government measures described above. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

Acquisitions

Over the long-term, we intend to grow our portfolio through the acquisition of additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States and major university communities. We have established relationships with a wide variety of market participants, including tenants, leasing agents, investment sales brokers, property owners and lenders, in our target markets and beyond, and, over the long-term, we believe that we will have opportunities to acquire properties that meet our investment criteria at attractive prices.

General and Administrative Expenses

General and administrative expenses include employee compensation costs, professional fees, consulting, and other general administrative expenses.  We expect an increase in general and administrative expenses in the future related to stock issuances to employees. We expect that our general and administrative expenses will rise in some measure as our portfolio grows but that such expenses as a percentage of our revenue will decrease over time due to efficiencies and economies of scale.

Capital Expenditures

We incur capital expenditures at our properties that vary in amount and frequency based on each property’s specific needs.  We expect our capital expenditures will be for recurring maintenance to ensure our properties are in good working condition, including parking and roof repairs, façade maintenance and general upkeep.  We also will incur capital expenditures related to repositioning and refurbishing properties where we have identified opportunities to improve our properties to increase occupancy, and we may incur capital expenditures related to redevelopment or development consistent with our business and growth strategies.

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020 (dollars in thousands)

	For the Three Months Ended		Change
	June 30, 2021	June 30, 2020	$	%
Revenues
Rental income	$4,816	$3,645	$1,171	32%
Commissions	571	224	347	155%
Management and other fees	311	316	(5)	(2%)
Total revenues	5,698	4,185	1,513	36%
Expenses
Cost of services	446	140	306	219%
Depreciation and amortization	2,676	2,499	177	7%
Property operating	1,197	907	290	32%
Bad debt expense (recoveries)	(9)	24	(33)	(138%)
General and administrative	2,477	2,037	440	22%
Total operating expenses	6,787	5,607	1,180	21%
Operating loss	(1,089)	(1,422)	333	(23%)

Other income (expense)
Interest and other income	7	1	6	600%
Derivative fair value adjustment	20	(69)	89	(129%)
Interest expense	(3,081)	(1,611)	(1,470)	91%
Gain on extinguishment of debt	-	-	-	-
Other expense	(5)	(166)	161	(97%)
Total other income (expense)	(3,059)	(1,845)	(1,214)	66%

Income tax benefit	1,019	784	235	30%
Net loss	$(3,129)	$(2,483)	$(646)	26%
Plus: Net loss attributable to noncontrolling interest	399	369	30	8%
Net loss attributable to common stockholders	$(2,730)	$(2,114)	$(616)	29%

Revenues for the three months ended June 30, 2021 increased approximately $1.5 million, or 36%, from the prior year period as a result of an approximately $1.2 million increase in rental income and an approximately $0.3 million increase in commissions. The increase in rental income is mainly attributable to an increase of $0.8 million related to the acquisition of one property in July 2020 and three properties in the second quarter of 2021 and an approximately $0.2 million increase related to rent waived during the three months ended June 30, 2020 related to COVID-19. The increase in commissions is mainly attributable to a larger transaction volume due to transactions delayed in 2020 related to COVID-19.

Total operating expenses for the three months ended June 30, 2021 increased approximately $1.2 million, or 21%, over the prior period primarily from: (i) an increase in general and administrative expenses of approximately $0.4 million mainly attributable to an increase in professional service fees, including legal, audit and tax fees of approximately $0.4 million and an increase in stock compensation expense of approximately $0.1 million; (ii) an increase in property operating expense of approximately $0.3 million which is related to the four properties acquired since July 2020; (iii) an increase in cost of services of approximately $0.3 million related to a larger transaction volume due to transactions delayed in 2020 related to COVID-19; and (iv) an increase in depreciation and amortization expense of approximately $0.2 million, which is comprised of an increase in depreciation and amortization expense of approximately $0.5 million related to the four properties acquired since July 2020, partially offset by a decrease in amortization of in-place lease intangibles that were fully amortized during 2020 of approximately $0.4 million.

Derivative fair value adjustment, related to the interest rate cap and interest rate swaps the Company entered into in December 2019, was less than $0.1 million of income for the three months ended June 30, 2021, as compared to approximately $0.1 million of expense for the prior year period. Interest expense for the three months ended June 30, 2021 increased approximately $1.5 million over the prior year period. This increase is mainly attributable the recognition of approximately $1.0 million of interest expense related to the Lamont Street Minimum Multiple Amount described below under the heading “Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity —Lamont Street Preferred Interest”, as well as additional net borrowings of approximately $43.4 million. The approximately $0.2 million decrease in other expense is mainly attributable to a decrease in expensed due diligence costs for acquisitions no longer being pursued by the Company.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020 (dollars in thousands)

	For the Six Months Ended		Change
	June 30, 2021	June 30, 2020	$	%
Revenues
Rental income	$8,754	$7,791	$963	12%
Commissions	1,206	834	372	45%
Management and other fees	656	684	(28)	(4%)
Total revenues	10,616	9,309	1,307	14%
Expenses
Cost of services	789	589	200	34%
Depreciation and amortization	4,989	4,981	8	0%
Property operating	2,447	1,858	589	32%
Bad debt expense	46	165	(119)	(72%)
General and administrative	5,063	4,155	908	22%
Total operating expenses	13,334	11,748	1,586	14%
Operating loss	(2,718)	(2,439)	(279)	11%

Other income (expense)
Interest and other income	7	48	(41)	(85%)
Derivative fair value adjustment	211	(704)	915	(130%)
Interest expense	(4,959)	(3,191)	(1,768)	55%
Gain on extinguishment of debt	757	-	757	-
Other expense	(12)	(186)	174	(94%)
Total other income (expense)	(3,996)	(4,033)	37	(1%)

Income tax benefit	1,643	1,553	90	6%
Net loss	$(5,071)	$(4,919)	$(152)	3%
Plus: Net loss attributable to noncontrolling interest	664	730	(66)	(9%)
Net loss attributable to common stockholders	$(4,407)	$(4,189)	$(218)	5%

Revenues for the six months ended June 30, 2021 increased approximately $1.3 million, or 14%, from the prior year period as a result of an approximately $1.0 million increase in rental income and an approximately $0.4 million increase in commissions. Rental income increased as a result of the acquisition of one property in July 2020 and three properties in the second quarter of 2021. The increase in commissions is mainly attributable to a larger transaction volume due to transactions delayed in 2020 related to COVID-19.

Total operating expenses for the six months ended June 30, 2021 increased approximately $1.6 million, or 14%, over the prior period primarily from: (i) an increase in general and administrative expenses of approximately $0.9 million mainly attributable to an increase in professional service fees, including legal, audit, and tax fees of approximately $0.7 million, an increase in stock compensation expense of approximately $0.1 million and higher payroll and related expenses of approximately $0.1 million; (ii) an increase in property operating expense of approximately $0.6 million, of which approximately $0.4 million is related to the four properties acquired since July 2020, and $0.2 million is related to an increase in snow removal expense; and (iii) an increase in cost of services of approximately $0.2 million related to a larger transaction volume due to transactions delayed in 2020 related to COVID-19. The increase was partially offset by a decrease in bad debt expense of approximately $0.1 million.

Derivative fair value adjustment, related to the interest rate cap and interest rate swaps the Company entered into in December 2019, was approximately $0.2 million of income for the six months ended June 30, 2021, as compared to approximately $0.7 million of expense for the prior year period. Interest expense for the six months ended June 30, 2021 increased approximately $1.8 million over the prior year period. This increase is mainly attributable the recognition of approximately $1.0 million of interest expense related to the Lamont Street Minimum Multiple Amount described below under the heading “Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity —Lamont Street Preferred Interest”, as well as additional net borrowings of approximately $43.4 million. The gain on extinguishment of debt of approximately $0.8 million for the six months ended June 30, 2021 is related to the forgiveness of the PPP Loan described below under the heading “Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity —PPP Loans.”. The approximately $0.2 million decrease in other expense is mainly attributable to a decrease in expensed due diligence costs for acquisitions no longer being pursued by the Company.

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

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves. As of June 30, 2021 and August 6, 2021, we had unrestricted cash and cash equivalents of approximately $3.1 million and $2.8 million, respectively, available for current liquidity needs and restricted cash of approximately $9.3 million and $9.7 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance. As described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, we have taken a number of proactive measures to maintain the strength of our business and manage the impacts of the COVID-19 pandemic on our operations and liquidity.

As of August 6, 2021, we have collected 94.5% of contractual rent due for the three months ended June 30, 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as certain businesses limit operations and public perception of the risk of COVID-19 persists, which will adversely impact our cash flows and liquidity. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We have a mortgage loan secured by Lamar Station Plaza East totaling approximately $3.5 million that was scheduled to mature in July 2021. We entered into a modification to the loan to extend the maturity date to July 2022. We do not project that we will have sufficient cash available to pay off the mortgage balance upon maturity and will seek to refinance the mortgage. There can be no assurances that we will be successful on the refinance of the mortgage on favorable terms or at all. If we are unable to refinance this mortgage, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, we would not have any further financial obligations to the lender.

Our long-term liquidity requirements are expected to consist primarily of funds necessary for the repayment of debt at or prior to maturity, capital improvements, development and/or redevelopment of properties and property acquisitions. We expect to meet our long-term liquidity requirements through net cash from operations, additional secured and unsecured debt and, subject to market conditions, the issuance of additional shares of common stock, preferred stock, or OP units.

We have encountered difficulties obtaining the necessary capital to service and refinance our existing indebtedness. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTC, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. The severe economic, market and other disruptions, worldwide, including in the bank lending, capital, and other financial markets, caused by the COVID-19 pandemic and the impact on the retail industry have exacerbated the issues we have encountered obtaining financing. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations, or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of June 30, 2021, we have been in compliance with all covenants under our debt agreements except for the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage which was waived by the lender for the period ending June 30, 2021, as described below under the heading “—Consolidated Indebtedness and Preferred Equity—Mortgage Indebtedness.”

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of June 30, 2021 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at June 30, 2021
Basis Term Loan (net of discount of $560)	January 1, 2023	Floating (2)	6.125%	$66,625
Basis Preferred Interest (net of discount of $112) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	9,970
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,109
MVB Revolver	December 27, 2022	Floating (6)	6.75%	1,721
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (7)	4.06%	13,144
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,152
Vista Shops at Golden Mile Loan (net of discount of $52)	June 24, 2023	Fixed	3.83%	11,648
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.85%	9,238
Lamar Station Plaza East Loan (net of discount of $1)	July 17, 2022 (8)	LIBOR + 3.00% (9)	4.00%	3,515
Paycheck Protection Program Loan	March 18, 2026	Fixed	1.00%	769
Lamont Street Preferred Interest (net of discount of $86) (10)	September 30, 2023	Fixed	13.50%	4,744
Highlandtown Village Shopping Center Loan (net of discount of $63)	May 6, 2023	Fixed	4.132%	5,422
Cromwell Field Shopping Center Loan (net of discount of $227)	November 15, 2022	LIBOR + 5.40%(11)	5.90%	12,166
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $28)	November 15, 2022	Fixed	10.00%	1,502
Spotswood Valley Square Shopping Center Loan (net of discount of $125)	July 6, 2023	Fixed	4.8235%	12,219
Total				$159,944
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.10%, as of June 30, 2021.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $1.3 million of indebtedness related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(4)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)

In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $1.9 million was outstanding at June 30, 2021. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.

(6)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(7)	We have entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(8)	In July 2021, we entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to July 2022 as described below under the heading “—Mortgage Indebtedness”.
(9)	The interest rate on the Lamar Station Plaza East loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.
(10)

The outstanding balance includes approximately $0.9 million of indebtedness as of June 30, 2021 related to the Lamont Street Minimum Multiple Amount owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest”.

(11)	The interest rate on the Cromwell Field Shopping Center Loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of June 30, 2021, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended June 30, 2021 was approximately 1.27x.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of June 30, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of June 30, 2021 and December 31, 2020, the Minimum Multiple Amount was approximately $1.3 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

On June 16, 2020, the Preferred Investor made two additional capital contributions, which are classified as debt, available to the Sub-OP in the aggregate amount of approximately $2.9 million. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers under the Basis Loan Agreement for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. As described below under the heading “—Mortgage Indebtedness”, we repaid approximately $0.75 million of these funds with the proceeds from the Vista mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company.  As of August 6, 2021, there was approximately $1.0 million of remaining availability to the Sub-OP under these additional capital contributions, which is included in restricted cash. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of June 30, 2021.

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

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood Mergers on May 21, 2021 and June 4, 2021, Lamont Street Partners LLC (“Lamont Street”) contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC (“BSV Highlandtown”) and BSV Spotswood Investors LLC (“BSV Spotswood”) designated as Class A units.

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests must be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26, less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the three months ended June 30, 2021. As of June 30, 2021, the remaining Lamont Street Minimum Multiple Amount was approximately $0.9 million, which is included in indebtedness on the consolidated balance sheet.

The Operating Partnership serves as the managing member of BSV Highlandtown and BSV Spotswood. However, Lamont Street has approval rights over certain major decisions, including, but not limited to (i) the incurrence of new indebtedness or modification of existing indebtedness by BSV Highlandtown and BSV Spotswood, or their direct or indirect subsidiaries, (ii) capital expenditures over $100,000, (iii) any proposed change to a property directly or indirectly owned by BSV Highlandtown and BSV Spotswood, (iv) direct or indirect acquisitions of new properties by BSV Highlandtown or BSV Spotswood, (v) the sale or other disposition of any property directly or indirectly owned by BSV Highlandtown and BSV Spotswood, (vi) the issuance of additional membership interests in BSV

Highlandtown and BSV Spotswood, (vii) any amendment to an existing material lease related to the properties and (viii) decisions regarding the dissolution, winding up or liquidation of BSV Highlandtown or BSV Spotswood or the filing of any bankruptcy petition by BSV Highlandtown and BSV Spotswood or their subsidiaries.

Under certain circumstances, including in the event that Lamont Street’s interests are not redeemed on or prior to the Lamont Street Redemption Date (as it may be extended), Lamont Street may remove the Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood.

Mortgage Indebtedness

In addition to the indebtedness described above, as of June 30, 2021 and December 31, 2020, we had approximately $72.0 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage and Spotswood mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective Loan Agreements) of at least 1.40 to 1.00, 1.50 to 1.00, 1.35 to 1.00, 1.30 to 1.00, 1.00 to 1.00, and 1.15 to 1.00, respectively. The debt service coverage ratio required for the Lamar Station Plaza East mortgage was modified with the loan amendment and is described below.

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

In July 2021, we modified the Lamar Station Plaza East mortgage loan, which extended the maturity date of the loan to July 2022. The amendment also waived the debt service coverage ratio test for the period ending June 30, 2021 and requires a debt service coverage ratio of (i) 1.05 to 1.0 for the three months ended September 30, 2021; (ii) 1.15 to 1.0 for the six months ended December 31, 2021; and (ii) 1.25 to 1.0 for the twelve months ended March 31, 2022.

In connection with the closings of the three remaining Mergers, we expect to incur or assume approximately $47.9 million of additional mortgage indebtedness.

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

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are summarized below (dollars in thousands). As described above, our cash flows in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

	For the Six Months Ended June 30,
	2021	2020	Change
Cash and cash equivalents and restricted cash at beginning of period	$9,983	$11,595	$(1,612)
Net cash used in operating activities	(3,461)	(1,894)	(1,567)
Net cash provided by (used in) investing activities	495	(2,995)	3,490
Net cash provided by financing activities	5,319	2,189	3,130
Cash and cash equivalents and restricted cash at end of period	$12,336	$8,895	$3,441

Operating Activities- Cash used in operating activities decreased by approximately $1.6 million during the six months ended June 30, 2021, compared to the corresponding period in 2020. Operating cash flows were primarily impacted by a decrease in net cash provided by operating activities, before net changes in operating assets and liabilities, of approximately $0.8 million and a net increase in changes in operating assets and liabilities of approximately $0.8 million, which was mainly attributable to the change in accounts receivable and accounts payable and accrued liabilities.

Investing Activities- Cash provided by investing activities during the six months ended June 30, 2021 was approximately $0.5 million, as compared to cash used in investing activities of approximately $3.0 million during the corresponding period in 2020. During the six months ended June 30, 2021, the Company closed on three Mergers which resulted in a net cash inflow of approximately $2.4 million. During the six months ended June 30, 2021, the Company completed the acquisition of a parcel of land totaling approximately $1.9 million. This is partially offset by an increase in capital expenditures for real estate during the six months ended June 30, 2021 of approximately $0.8 million.

Financing Activities- Cash provided by financing activities increased by approximately $3.1 million during the six months ended June 30, 2021, compared to the corresponding period in 2020. The change resulted primarily from an increase in net borrowings under debt agreements of approximately $3.7 million, which includes (i) a $3.9 million increase related to the Lamont Street Preferred interest as described above under the heading “—Lamont Street Preferred Interest”, (ii) a net increase in the Vista Shops mortgage loan of approximately $2.8 million from the refinance of the loan as described above under the heading “—Mortgage Indebtedness”, and (iii) a net decrease of $2.9 million related the payoff of the approximately $1.4 million Cromwell land loan during 2021 which was originated in January 2020. Additionally, debt origination and discount fees increased by approximately $0.6 million during the six months ended June 30, 2021, as compared to the prior year period.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

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

The Company engaged outside consultants to assist with various accounting and financial reporting matters in the first quarter of 2020 and began assessing the need for hiring of additional accounting and financial reporting resources.  As of the date of the filing of this report, the Company has hired several internal resources, including a vice president of finance and reporting and a controller. The Company will continue assessing its needs for both internal and external resources going forward.

While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the closing of the Mergers whereby the company acquired the Highlandtown Village Shopping Center, the Cromwell Field Shopping Center and Spotswood Valley Square Shopping Center, the Company issued an aggregate of 6,331,162 shares of its common stock to the prior investors in the respective Broad Street Entity that owned the Highlandtown Village Shopping Center, the Cromwell Field Shopping Center and the Spotswood Valley Square Shopping Center. The shares of common stock were issued upon the closing of the Mergers pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D thereunder. Issuances of common stock were only to persons who qualify as “accredited investors” as defined under the Securities Act.

On June 4, 2021, the Company issued to Lamont Street Partners LLC (“Lamont Street”) warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”). The Warrants were issued in connection with Lamont Street’s contribution of an aggregate of $3.9 million to BSV Spotswood Investors LLC (“BSV Spotswood”) and BSV Highlandtown Investors LLC (“BSV Highlandtown”) in exchange for a 1.0% preferred membership interest in each of BSV Spotswood and BSV Highlandtown. The Warrants were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Lamont Street qualifies as an “accredited investor” as defined under the Securities Act.

Company Purchases of Equity Securities

During the three months ended June 30, 2021, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2020 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs
April 1 through April 30, 2021	-	$-	N/A	N/A
May 1 through May 31, 2021	-	-	N/A	N/A
June 1 through June 30, 2021	7,136	2.95	N/A	N/A
Total	7,136
(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

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

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.1	First Amendment to Operating Agreement of Broad Street BIG First OP, LLC, dated as of May 10, 2021

10.2	Second Amendment to Basis Loan Agreement, dated May 10, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of Broad Street Realty, Inc., (ii) consolidated statements of operations of Broad Street Realty, Inc.., (iii) consolidated statements of comprehensive income/(loss) of Broad Street Realty, Inc., (iv) consolidated statements of changes in equity of Broad Street Realty, Inc., (v) consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broad Street Realty, Inc.

Date: August 16, 2021	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: August 16, 2021	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)