Form 10-Q
period 2021-09-30
Broad Street Realty, Inc.
filed 2021-11-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 31,884,411 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate properties
Land	$46,164	$38,458
Building and improvements	149,246	122,988
Intangible lease assets	29,637	20,619
Construction in progress	638	2,951
Less accumulated depreciation and amortization	(19,369)	(10,535)
Total real estate properties, net	206,316	174,481

Cash and cash equivalents	2,388	4,105
Restricted cash	8,626	5,878
Accounts receivable, net of allowance of $52 and $523, respectively	2,014	2,224
Other assets, net	4,522	4,738
Total Assets	$223,866	$191,426

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$157,361	$122,060
Accounts payable and accrued liabilities	10,292	10,486
Unamortized intangible lease liabilities, net	2,579	2,381
Payables due to related parties	4	660
Deferred tax liabilities	8,627	11,853
Deferred revenue	571	502
Total liabilities	179,434	147,942

Commitments and contingencies

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 29,039,222 and 22,624,679 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	290	225
Additional paid in capital	62,618	54,622
Accumulated deficit	(16,262)	(10,035)
Total Broad Street Realty, Inc. stockholders' equity	46,646	44,812
Noncontrolling interest	(2,214)	(1,328)
Total equity	44,432	43,484
Total Liabilities and Equity	$223,866	$191,426

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$5,875	$4,291	$14,629	$12,082
Commissions	854	570	2,060	1,404
Management and other fees	278	371	934	1,055
Total revenues	7,007	5,232	17,623	14,541
Operating Expenses
Cost of services	557	379	1,346	968
Depreciation and amortization	3,426	2,497	8,415	7,478
Property operating	1,426	936	3,873	2,794
Bad debt expense (recoveries)	(31)	45	15	210
General and administrative	2,781	2,201	7,844	6,356
Total operating expenses	8,159	6,058	21,493	17,806
Operating loss	(1,152)	(826)	(3,870)	(3,265)

Other income (expense)
Interest and other income	1	2	8	50
Derivative fair value adjustment	50	3	261	(701)
Interest expense	(2,387)	(1,722)	(7,346)	(4,913)
Gain on extinguishment of debt	773	-	1,530	-
Other expense	-	-	(12)	(186)
Total other income (expense)	(1,563)	(1,717)	(5,559)	(5,750)

Income tax benefit	673	641	2,316	2,194
Net loss	$(2,042)	$(1,902)	$(7,113)	$(6,821)
Plus: Net loss attributable to noncontrolling interest	222	272	886	1,002
Net loss attributable to common stockholders	$(1,820)	$(1,630)	$(6,227)	$(5,819)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.06)	$(0.07)	$(0.25)	$(0.27)

Weighted average shares outstanding	28,825,677	22,461,869	25,399,433	21,880,975
Basic and diluted

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2019	500	$-	21,587,336	$216	$53,059	$(1,890)	$51	$51,436
Net loss	-	-	-	-	-	(2,075)	(361)	(2,436)
Balance at March 31, 2020	500	-	21,587,336	216	53,059	(3,965)	(310)	49,000
Net loss	-	-	-	-	-	(2,114)	(369)	(2,483)
Balance at June 30, 2020	500	-	21,587,336	216	53,059	(6,079)	(679)	46,517
Issuance of common stock	-	-	884,143	9	1,563	-	-	1,572
Net loss	-	-	-	-	-	(1,630)	(272)	(1,902)
Balance at September 30, 2020	500	$-	22,471,479	$225	$54,622	$(7,709)	$(951)	$46,187

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2020	500	$-	22,624,679	$225	$54,622	$(10,035)	$(1,328)	$43,484
Stock-based compensation	-	-	-	-	21	-	-	21
Tax effect of change in ownership percentage of OP	-	-	-	-	(16)	-	-	(16)
Net loss	-	-	-	-	-	(1,677)	(265)	(1,942)
Balance at March 31, 2021	500	-	22,624,679	225	54,627	(11,712)	(1,593)	41,547
Issuance of common stock	-	-	6,331,162	63	7,797	-	-	7,860
Grants of restricted stock	-	-	90,517	-	-	-	-	-
Shares surrendered for taxes upon vesting	-	-	(7,136)	-	(21)	-	-	(21)
Issuance of warrants	-	-	-	-	22	-	-	22
Stock-based compensation	-	-	-	2	121	-	-	123
Tax effect of change in ownership percentage of OP	-	-	-	-	(4)	-	-	(4)
Net loss	-	-	-	-	-	(2,730)	(399)	(3,129)
Balance at June 30, 2021	500	-	29,039,222	290	62,542	(14,442)	(1,992)	46,398
Stock-based compensation	-	-	-	-	76	-	-	76
Net loss	-	-	-	-	-	(1,820)	(222)	(2,042)
Balance at September 30, 2021	500	$-	29,039,222	$290	$62,618	$(16,262)	$(2,214)	$44,432

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,113)	$(6,821)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(2,316)	(2,194)
Depreciation and amortization	9,006	7,850
Minimum return on preferred interests	45	(735)
Gain on extinguishment of debt	(1,530)	—
Straight-line rent receivable	(291)	(859)
Straight-line rent liability	(22)	14
Stock-based compensation	220	—
Change in fair value of derivatives	(261)	701
Bad debt expense	15	210
Write-off of pre-acquisition costs	-	150
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	479	(1,087)
Other assets	(110)	131
Receivables due from related parties	(19)	14
Accounts payable and accrued liabilities	(1,871)	(1,035)
Payables due to related parties	(6)	(12)
Deferred revenues	(220)	(102)
Net cash used in operating activities	(3,994)	(3,775)
Cash flows from investing activities
Acquisitions of real estate, net of cash and restricted cash received	2,470	(2,044)
Capitalized pre-acquisition costs, net of refunds	-	120
Capital expenditures for real estate	(2,067)	(2,357)
Net cash provided by (used in) investing activities	403	(4,281)
Cash flows from financing activities
Borrowings under debt agreements	17,960	5,966
Repayments under debt agreements	(12,734)	(3,087)
Offering costs	-	(1)
Taxes remitted upon vesting of restricted stock	(21)	—
Debt origination and discount fees	(731)	(95)
Proceeds from related parties	671	1,139
Payments to related parties	(523)	(1,223)
Net cash provided by financing activities	4,622	2,699
Increase (decrease) in cash, cash equivalents, and restricted cash	1,031	(5,357)
Cash, cash equivalents and restricted cash at beginning of period	9,983	11,595
Cash, cash equivalents and restricted cash at end of period	$11,014	$6,238

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

Supplemental Cash Flow Information
Interest paid	$6,029	$4,290
Taxes paid, net of refunds	(171)	322
Accrued acquisition costs	560	-
Accrued offering costs	457	457
Accrued capital expenditures for real estate	346	-
Accrued pre-acquisition costs	91	108

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate and other net assets	(39,552)	(4,101)
Common shares issued in mergers	8,038	1,583
Debt assumed in mergers	31,514	2,518
Forgiveness of Paycheck Protection Program loan	1,530	-

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,388	$3,405
Restricted cash	8,626	2,833
Cash, cash equivalents and restricted cash at end of period	$11,014	$6,238

See accompanying notes to interim consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

September 30, 2021

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers, street retail-based properties and mixed-use assets in the Mid-Atlantic and Denver, Colorado markets. As of September 30, 2021, the Company had real estate assets of $225.7 million, gross, in 14 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2021, the Company owned 91.1% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below).

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

On December 31, 2019, the Company completed one additional Merger whereby it acquired Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East. The Company closed three additional Mergers whereby it acquired the Highlandtown Village Shopping Center, Cromwell Field Shopping Center and Spotswood Valley Square Shopping Center on May 21, 2021, May 26, 2021, and June 4, 2021, respectively. On October 6, 2021, the Company closed on one Merger whereby it acquired The Shops at Greenwood Village.

As consideration for the Mergers that have closed as of the date of the issuance of these financial statements, the Company has issued an aggregate 28,744,641 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities party to the Mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.9 million in cash as a portion of the consideration for the Mergers.

As of the date of the issuance of these financial statements, there are two Mergers that have not been completed. The Company expects to issue an aggregate of 1,317,055 shares of common stock and 573,529 OP units as consideration for the additional Mergers as agreed to in the Merger Agreements. Until the closing of the remaining Mergers, the Company will continue to manage these two properties and receive management fees.

Liquidity and Management’s Plan

The Company’s properties are located in areas that have been subject to shelter-in-place orders and restrictions on the types of businesses that may operate due to the COVID-19 pandemic. The Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company, and the government-imposed measures have resulted in significant disruptions to the Company and its tenants’ businesses. The Company has observed the impact of COVID-19 manifest in the form of limited operations among its tenants, which has resulted, and may in the future result in, a decline in on-time rental payments and increased requests from tenants for temporary rental relief. Throughout the COVID-19 pandemic, the Company put into place actions to improve its financial position and maximize liquidity, as described further in “Note 1—Liquidity and Management’s Plan” to the Company’s financial statements included in its 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. The Company’s contractual rent collections have generally returned to pre-COVID results, and the Company continues to maintain ongoing communications and work with its tenants to collect prior deferred rent and to monitor any additional disruptions to their business. The Company’s projected operating model reflects sufficient cash flow to cover its obligations over the next twelve months, except as noted below.

The Company’s financing is generally comprised of mortgages secured by the Company’s properties that typically mature within three to five years of origination. The Company is currently in contact with lenders and brokers in the marketplace to restructure its debt.

Specifically, the Company has two mortgage loans and a mezzanine loan on two properties with a combined principal balance outstanding of approximately $17.2 million that mature during the next twelve months. The Company does not project that it will have sufficient cash flow available to pay off the mortgage and mezzanine loans upon maturity and will seek to refinance the loans prior to maturity in July 2022 and November 2022. There can be no assurances that the Company will be successful in the refinance of the mortgage and mezzanine loans on favorable terms or at all. If the Company is unable to refinance the mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, the Company would not have any further financial obligation to the lenders as the value of the properties are in excess of the outstanding loan balances.

Based on the scenario described above, the Company believes that it is probable that it will be able to generate sufficient liquidity to satisfy its obligations over the next twelve months.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on April 15, 2021. During the nine months ended September 30, 2021, there were no material changes to these policies except as noted below.

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

The following table provides additional information regarding the total consideration paid for the three properties acquired during the second quarter of 2021 (dollars in thousands).

Cash paid to prior owners	$840
Value of common shares issued	8,038
Prior owner debt and preferred equity paid off at closing	400
Settlement of notes payable owed to properties	(700)
Transaction costs	905
Cash acquired in acquisitions	(1,334)
Total Cost of Acquisitions	$8,149

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the three properties acquired by the Company during the second quarter of 2021 (dollars in thousands).

Land	$7,707
Building	15,162
Building and site improvements	6,381
Intangible lease assets	9,018
Total real estate assets acquired	38,268
Other assets	3,074
Deferred tax assets	1,117
Total assets acquired	42,459
Accounts payable and accrued expenses	(1,813)
Intangible lease liabilities	(983)
Assumed mortgage indebtedness	(31,514)
Total liabilities assumed	(34,310)
Assets acquired net of liabilities assumed	$8,149

On October 6, 2021, the Company completed the Merger to acquire The Shops at Greenwood Village. Total consideration for the property included the issuance of 2,752,568 shares of common stock, the payoff of approximately $20.2 million of the prior owner’s debt and preferred equity, the payment of approximately $0.1 million in cash to the prior investors and approximately $0.4 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. In connection with the closing, the Company entered into a $23.5 million mortgage loan secured by the property, which is discussed further in Note 6 under the heading “—Mortgage Indebtedness”.

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of September 30, 2021, which includes rental income for the nine months ended September 30, 2021 and 2020 (dollars in thousands).

				Rental income for the nine months ended September 30,
Location	Number of Properties	Gross Real Estate Assets at September 30, 2021	Percentage of Total Real Estate Assets at September 30, 2021	2021	2020
Maryland(1)	6	$101,455	45.0%	$7,342	$6,072
Virginia	5	82,764	36.7%	4,456	3,631
Pennsylvania	1	26,972	11.9%	1,909	1,753
Washington D.C.	1	8,393	3.7%	423	514
Colorado	1	6,101	2.7%	499	112
	14	$225,685	100.0%	$14,629	$12,082

(1)

Rental income for the nine months ended September 30, 2021 and 2020 includes less than $0.1 million and approximately $0.1 million, respectively, of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Cromwell Field Shopping Center Merger on May 26, 2021.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of September 30, 2021 and December 31, 2020 (dollars in thousands).

	September 30, 2021	December 31, 2020
Assets:
Above-market leases	$4,065	$2,661
Above-market leases accumulated amortization	(970)	(504)
In-place leases	25,572	17,958
In-place leases accumulated amortization	(8,475)	(4,841)
Total net real estate intangible assets	$20,192	$15,274

Liabilities
Below-market leases	4,273	3,290
Below-market leases accumulated amortization	(1,694)	(909)
Total net real estate intangible liabilities	$2,579	$2,381

For the three and nine months ended September 30, 2021, the Company’s net amortization related to intangibles was approximately $1.5 million and $3.3 million, respectively. For the three and nine months ended September 30, 2020, the Company’s net amortization related to intangibles was approximately $1.1 million and $3.3 million, respectively.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of September 30, 2021 (dollars in thousands):

	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2021	$1,548	$197	$(330)	$1,415
2022	5,515	763	(1,171)	5,107
2023	3,609	660	(542)	3,727
2024	2,263	465	(316)	2,412
2025	1,393	347	(111)	1,629
2026	999	223	(41)	1,181
Thereafter	1,770	440	(68)	2,142
Total	$17,097	$3,095	$(2,579)	$17,613

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 5 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 are detailed in the table below (dollars in thousands):

	September 30, 2021	December 31, 2020
Prepaid assets and deposits	$1,799	$1,662
Straight-line rent receivable	1,177	885
Right-of-use assets, net	945	1,287
Pre-acquisition costs	293	519
Other receivables, net of allowance of $78 and $82	181	59
Corporate property, net	76	107
Receivables due from related parties	42	206
Lease incentives	8	12
Interest rate cap asset	1	1
	$4,522	$4,738

Receivables due from related parties as of September 30, 2021 and December 31, 2020 are described further in Note 13 “Related Party Transactions”.

Note 6 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at September 30, 2021 and December 31, 2020 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	September 30, 2021	December 31, 2020
Basis Term Loan (net of discount of $466 and $745, respectively)	January 1, 2023	Floating (2)	6.125%	$66,718	$66,439
Basis Preferred Interest (net of discount of $94 and $150, respectively) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	9,741	11,434
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,022	4,277
MVB Revolver	December 27, 2022	Floating (6)	6.75%	1,439	2,000
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (7)	4.06%	13,146	11,670
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,125	3,205
Vista Shops at Golden Mile Loan (net of discount of $45 and $0, respectively) (8)	June 24, 2023	Fixed	3.83%	11,655	8,902
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.83%	9,136	9,432
Lamar Station Plaza East Loan (net of discount of $12 and $7, respectively)	July 17, 2022 (9)	LIBOR + 3.00% (10)	4.00%	3,504	3,446
Cromwell Land Loan (net of discount of $0 and $10, respectively) (11)	January 10, 2023	Fixed	6.75%	-	1,415
First Paycheck Protection Program Loan	April 20, 2022 (12)	Fixed	1.00%	-	757
Second Paycheck Protection Program Loan	March 18, 2026 (13)	Fixed	1.00%	-	-
Lamont Street Preferred Interest (net of discount of $76) (14)	September 30, 2023	Fixed	13.50%	4,621	-
Highlandtown Village Shopping Center Loan (net of discount of $54)	May 6, 2023	Fixed	4.13%	5,393	-
Cromwell Field Shopping Center Loan (net of discount of $185)	November 15, 2022	LIBOR + 5.40% (15)	5.90%	12,208	-
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $23)	November 15, 2022	Fixed	10.00%	1,507	-
Spotswood Valley Square Shopping Center Loan (net of discount of $110)	July 6, 2023	Fixed	4.82%	12,161	-
				$158,376	$122,977
Unamortized deferred financing costs				(1,015)	(917)
Total Mortgage and Other Indebtedness				$157,361	$122,060
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.08%, as of September 30, 2021.

(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $1.0 million and $1.8 million of indebtedness as of September 30, 2021 and December 31, 2020, respectively, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(4)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP (as defined below) will mature at that time.
(5)

In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $1.9 million was outstanding at September 30, 2021. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.

(6)	The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(7)	The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(8)

The Company completed the refinance of this loan in March 2021 as described below under the heading “—Mortgage Indebtedness”. The prior loan matured on January 25, 2021 and carried an interest rate of LIBOR plus 2.5% per annum.

(9)	In July 2021, the Company entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to July 2022 as described below under the heading “—Mortgage Indebtedness”.
(10)	The interest rate on the Lamar Station Plaza East loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.
(11)	The Company paid off the remaining principal balance of the Cromwell land loan during the second quarter of 2021.
(12)	During the first quarter of 2021, the Company received forgiveness for its PPP Loan (as defined below) as described below under the heading “—PPP Loans”.
(13)	During the third quarter of 2021, the Company received forgiveness for its Second PPP Loan (as defined below) as described below under the heading “—PPP Loans”.
(14)

The outstanding balance includes approximately $0.8 million of indebtedness as of September 30, 2021 related to the Lamont Street Minimum Multiple Amount owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest”.

(15)	The interest rate on the Cromwell Field Shopping Center Loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of September 30, 2021, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event, which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The Company was in compliance with debt service coverage calculation for the twelve months ended September 30, 2021.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of September 30, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of September 30, 2021 and December 31, 2020, the Minimum Multiple Amount was approximately $1.0 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading “—Mortgage Indebtedness,” the Company repaid approximately $0.75 million of these funds with the proceeds from the Vista mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. On October 1, 2021, approximately $1.0 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. As of the date of these consolidated financial statements, there is no remaining availability to the Company from these capital contributions.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of September 30, 2021.

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

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021, and in March 2021, the Company entered into another amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s then-pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s then-pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payments owed by March 31, 2021 and September 30, 2021 have been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million. These amendments were treated as modifications under applicable accounting standards.

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

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests must be redeemed on or before September 30, 2023 (the “Lamont Street

Redemption Date”). The Lamont Street Redemption Date may be extended to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26, less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of September 30, 2021, the remaining Lamont Street Minimum Multiple Amount was approximately $0.8 million, which is included in indebtedness on the consolidated balance sheet.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of September 30, 2021 and December 31, 2020, the Company had approximately $71.8 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, and Spotswood mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40 to 1.00, 1.50 to 1.00, 1.35 to 1.00, 1.30 to 1.00, 1.00 to 1.00 and 1.15 to 1.00, respectively. The debt service coverage ratio required for the Lamar Station Plaza East mortgage was modified with the loan amendment and is described below.

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

In connection with the closing of the Merger whereby the Company acquired The Shops at Greenwood Village as described in Note 3 under the heading “—2021 Real Estate Acquisitions”, on October 6, 2021, the Company entered into a $23.5 million mortgage loan secured by the property, which bears interest at prime rate minus 0.35% per annum and matures on October 10, 2028. The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

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

On March 18, 2021, a wholly owned subsidiary of the Company entered into a promissory note (the “Second PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “Second PPP Loan”) pursuant to the PPP. During the third quarter of 2021, the Company received forgiveness for its entire balance of the Second PPP Loan from the SBA, which is recognized as a gain on debt extinguishment in the Company’s statement of operations.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of September 30, 2021 and December 31, 2020 was $1.9 million, gross ($1.0 million, net) and $1.4 million, gross ($0.9 million, net), respectively. Debt discounts associated with the Company’s debt as of September 30, 2021 and December 31, 2020 were $2.0 million, gross ($1.1 million, net) and $1.4 million, gross ($0.9 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statement of operations, of approximately $0.4 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. The Company recognized amortization expense of deferred financing costs and debt discounts of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of September 30, 2021 (dollars in thousands):

Year	Amount Due
Remainder of 2021	$520
2022	24,268
2023	111,172
2024	13,004
2025	10,477
2026	-
Thereafter	-
159,441
Unamortized debt discounts and issuance costs, net	(2,080)
Total	$157,361

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of September 30, 2021, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. The changes in the fair value of the Company’s derivatives, which do not qualify for hedge accounting, are recognized in earnings. For the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million and approximately $0.3 million, respectively, in income related to fair value adjustments on derivatives. For the three and nine months ended September 30, 2020, the Company recognized less than $0.1 million in income and approximately $0.7 million in expense, respectively, related to the fair value adjustments on derivatives.

The fair value of the Company’s derivative financial instruments as of September 30, 2021 and December 31, 2020 was an interest rate cap asset of less than $0.1 million for each period and an interest rate swap liability of approximately $0.5 million and $0.7 million, respectively. The interest rate cap asset is included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheet, respectively.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As described above under the heading “—MVB Loan”, the lender under the MVB

Loan Agreement deferred covenant tests until June 30, 2021 and December 31, 2021. As of September 30, 2021, the Company was in compliance with all covenants under its debt agreements.

Note 7 - Commitments and Contingencies

Commitments

As detailed in Note 1 under the heading “—Merger with MedAmerica Properties Inc.”, there are two Mergers that have not been completed. The Company expects to issue an aggregate of 1,317,055 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these two properties and earn management fees.

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

Beginning in April 2020 and through the date of these financial statements, the Company has entered into lease modifications that deferred approximately $0.5 million of contractual revenue and waived approximately $0.3 million of contractual revenue. Approximately $0.3 million of the total deferred rent remains outstanding as of the date of these financial statements and has a weighted average payback period of approximately 29 months. Rent deferrals to date may not be indicative of rent deferrals in any future period.

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

Note 8 - Equity

Noncontrolling Interest

As of September 30, 2021, the Company owned a 91.1% interest in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 8.9% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. As of September 30, 2021, no OP units have been redeemed.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. As of September 30, 2021, there were 4,876,283 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the nine months ended September 30, 2021. There was no activity during the nine months ended September 30, 2020.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2020	153,200	$0.55
Granted	90,517	2.95
Vested	(30,172)	2.95
Outstanding as of September 30, 2021	213,545	$1.23

Of the restricted shares that vested during the nine months ended September 30, 2021, 7,136 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for the three and nine months ended September 30, 2021 was approximately $0.1 million and approximately $0.2 million, respectively, and was included in general and administrative expenses on the consolidated statement of operations. The remaining unrecognized costs from stock-based awards as of September 30, 2021 was approximately $0.1 million and will be recognized over a weighted-average period of 0.4 years.

On October 1, 2021, the Company granted 58,140 restricted shares of common stock to executives, which will vest ratably on January 1, 2022, January 1, 2023, and January 1, 2024, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.1 million.

Restricted Stock Units

The Company’s restricted stock unit (“RSU”) awards represent the right to receive unrestricted shares of common stock based on the achievement of Company performance objectives as determined by the Company’s compensation committee. Grants of RSUs generally entitle recipients to shares of common stock equal to 0% up to 300% of the number of units granted at the vesting date. RSUs are not eligible to vote or to receive dividends prior to vesting. Dividend equivalents are credited to the recipient and are paid only to the extent the RSUs vest based on the achievement of the applicable performance objectives.

On October 1, 2021, the Company granted executives RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (as defined in the performance award of stock units agreements pursuant to which the RSUs were granted) at the end of the performance period ending on December 31, 2024, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the nine months ended September 30, 2021 and 2020 are presented in the tables below.

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2020	70,000	$7.71	$-	1.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at September 30, 2021	70,000	$7.71	$-	1.01	$-

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2019	70,000	$7.71	$-	2.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at September 30, 2020	70,000	$7.71	$-	2.01	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at September 30, 2021. The intrinsic value is not material.

Warrants

On June 4, 2021, the Company issued to Lamont Street warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”). The Warrants were issued in connection with Lamont Street’s contribution of the Lamont Street Preferred Investment described in Note 6 under the heading “—Lamont Street Preferred Interest.”

Note 9 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the three and nine months ended September 30, 2021 and 2020 by type of service (dollars in thousands):

	Topic 606	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Recognition	2021	2020	2021	2020
Topic 606 Revenues
Leasing commissions	Point in time	$668	$534	$1,734	$1,349
Property and asset management fees	Over time	144	188	490	530
Sales commissions	Point in time	186	36	326	55
Development fees	Over time	70	92	247	273
Engineering services	Over time	64	83	197	224
Equity fees	Point in time	-	-	-	4
Topic 606 Revenue		1,132	933	2,994	2,435
Out of Scope of Topic 606 revenue
Rental income		$5,875	$4,291	$14,629	$12,082
Sublease income		-	8	-	24
Total Out of Scope of Topic 606 revenue		5,875	4,299	14,629	12,106
Total Revenue		$7,007	$5,232	$17,623	$14,541

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of September 30, 2021 are as follows (dollars in thousands):

Remainder of 2021	$4,264
2022	16,857
2023	15,416
2024	12,535
2025	10,301
2026	7,919
Thereafter	20,243
Total	$87,535

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

The following table sets forth the computation of earnings per common share for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2021	2020	2021	2020
Net loss	$(2,042)	$(1,902)	$(7,113)	$(6,821)
Plus: Net loss attributable to noncontrolling interest	222	272	886	1,002
Net loss attributable to common stockholders	$(1,820)	$(1,630)	$(6,227)	$(5,819)
Denominator
Basic weighted-average common shares	28,826	22,462	25,399	21,881
Dilutive potential common shares	-	-	-	-
Diluted weighted-average common shares	28,826	22,462	25,399	21,881

Net loss per common share- basic and diluted	$(0.06)	$(0.07)	$(0.25)	$(0.27)

Note 11 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheets was less than $0.1 million at both September 30, 2021 and December 31, 2020. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.5 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively. See Note 6 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of September 30, 2021 and December 31, 2020, respectively, due to the short-term nature of these instruments (Level 1).

At September 30, 2021 and December 31, 2020, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin and borrowings at fixed rates. The fair value of the Company’s $106.2 million and $101.9 million in borrowings under variable rates at September 30, 2021 and December 31, 2020, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of September 30, 2021 and December 31, 2020 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of September 30, 2021, the fair value of the Company’s $52.2 million fixed rate debt was estimated to be approximately $52.4 million. As of December 31, 2020, the fair value of the Company’s $21.1 million fixed rate debt was estimated to be approximately $21.6 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 12 – Taxes

The provision for income taxes for the three and nine months ended September 30, 2021 reflects an income tax benefit of approximately $0.7 million and $2.3 million, respectively, at an effective tax rate of 24.6% for each period. The provision for income taxes for the three and nine months ended September 30, 2020 reflects an income tax benefit of approximately $0.6 million and $2.2 million, respectively, at an effective tax rate of 24% for each period. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the partnership not subject to tax and state income taxes.

Note 13 – Related Party Transactions

Receivables and Payables

As of September 30, 2021, the Company had less than $0.1 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, the Company had less than $0.1 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheet.

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

Approximately $0.3 million and $1.1 million of the Company’s total revenue for the three and nine months ended September 30, 2021, respectively, was generated from related parties. Approximately $0.4 million and $1.2 million of the Company’s total revenue for the three and nine months ended September 30, 2020, respectively, was generated from related parties. Additionally, approximately $0.3 million and $0.5 million of the Company’s accounts receivable, net balance at September 30, 2021 and December 31, 2020, respectively, was owed from related parties.

During 2019, the Company agreed to pay $1.5 million of consideration to Mr. Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in January 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

The Mergers

As consideration in the Mergers that have closed as of the date of these financial statements, as a result of their interests in the Broad Street Entities party to such Mergers, (i) Mr. Jacoby received 2,533,650 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,533,650 shares of the Company’s common stock and 420,523 OP units, (iii) Alexander Topchy, the Company’s Chief Financial Officer, received an aggregate of 137,345 shares of the Company’s common stock and 48,320 OP units, (iv) Daniel J.W. Neal, a member of the Company’s Board of Directors, received, directly or indirectly, 878,170 shares of the Company’s common stock, and (v) Samuel M. Spiritos, a director of the Company, indirectly received 13,827 shares of the Company’s common stock. As consideration in the remaining two Mergers as a result of their interests in the remaining Broad Street Entities, (i) Mr. Jacoby will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (iii) Mr. Topchy will receive 1,934 shares of the Company’s common stock and 14,338 OP units and (iv) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 16,450 shares of the Company’s common stock.

Management Fees

The Company provides management services for the two properties to be acquired as of September 30, 2021 in the remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own the two properties.

Messrs. Jacoby and Yockey, along with Mr. Topchy, Jeffrey H. Foster, a member of the Company’s Board of Directors, and Aras Holden, the Company’s vice president of asset management and acquisitions, own an interest in BBL Current Investors LLC (“BBL”). BBL redeveloped a property adjacent to the Company’s Midtown Colonial property into a mixed-use facility with retail on the ground floor and multi-family above. The Company will manage the retail portion of the property and will receive management fees from BBL beginning in the fourth quarter of 2021. However, the Company will have no ownership interest in the property.

Ground Lease

The Company owns the fee-simple interest in the land that the Cromwell Field Shopping Center, a property previously managed by the Company, is located on under a leasehold interest. The Company leased the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized less than $0.1 million of revenue under the ground lease for the nine months ended

September 30, 2021. The ground lease was terminated upon the acquisition of Cromwell Field Shopping Center as described in Note 3 “—2021 Real Estate Acquisitions”. The Company recognized less than $0.1 million and approximately $0.1 million of revenue, respectively, under the ground lease for the three and nine months ended September 30, 2020.

Tax Protection Agreements

On December 27, 2019, pursuant to the Merger Agreements, the Company and the Operating Partnership entered into tax protection agreements (the “Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Mr. Jacoby, Mr. Yockey and Mr. Topchy, in connection with their receipt of OP units in certain of the Initial Mergers. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello and Vista Shops at Golden Mile (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

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

Consulting Agreement

The Company has engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company pays Timbergate Ventures, LLC a consulting fee of $0.2 million per year. During each of the three months ended September 30, 2021 and 2020, approximately $50,000 was recorded in general and administrative expenses related to this consulting agreement. During each of the nine months ended September 30, 2021 and 2020, approximately $150,000 was recorded in general and administrative expenses related to this consulting agreement.

Legal Fees

Samuel M. Spiritos, a member of the Company’s Board of Directors, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During the three and nine months ended September 30, 2021, the Company paid less than $0.1 million and $0.3 million, respectively, in legal fees to Shulman Rogers LLP. During each of the three and nine months ended September 30, 2020, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP.

Note 14 – Subsequent Events

Real Estate Acquisitions

As described in Note 3 under the heading “—2021 Real Estate Acquisitions”, on October 6, 2021, the Company closed on the Merger whereby it acquired The Shops at Greenwood Village.

Debt Agreements

As described in Note 6 under the heading “—Mortgage Indebtedness”, in conjunction with the acquisition of The Shops at Greenwood Village the Company entered into a $23.5 million mortgage on the property.

Equity Incentive Plan Grants

As described in Note 8 under the heading “—Amended and Restated 2020 Equity Incentive Plan”, the Company granted restricted shares of common stock and RSUs to executives on October 1, 2021.

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

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission (the “SEC”) from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are a fully integrated real estate company that owns, operates, develops and redevelops primarily grocery-anchored shopping centers, street retail-based properties and mixed-use assets in the Mid-Atlantic and Denver, Colorado markets. As of September 30, 2021, we owned 14 properties with an additional three properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States and major university communities. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2021, we owned 91.1% of the units of limited partnership interest (“OP units”) in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

Mergers with MedAmerica Properties Inc.

On December 27, 2019 (the “Merger Date”), subsidiaries of MedAmerica Properties Inc. (“MedAmerica”) completed 11 mergers (the “Initial Mergers”), including the mergers with Broad Street Realty, LLC (“BSR”) and Broad Street Ventures, LLC (“BSV”) and mergers with nine Broad Street Entities (as defined below). Prior to the Initial Mergers, BSR was a real estate management and brokerage company, which was 50% owned by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and 50% owned by Thomas M. Yockey, one of the Company’s directors. BSR provided property management services for a substantial majority of the properties in the Company’s current portfolio and the additional properties to be acquired by the Company upon the completion of the additional Mergers. BSR also provided real estate brokerage services for the properties acquired or to be acquired by the Company as well as for third party clients. BSR owned no real property, so all of its revenues were derived from its property management and brokerage businesses. The properties acquired by the Company in the Initial Mergers and to be acquired in the additional Mergers were or are owned by entities (the “Broad Street Entities”) for which Broad Street Ventures, LLC (“BSV”) served or serves, directly or indirectly and either alone or with other co-managers or co-managing members as the manager or managing member.

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

On December 31, 2019, the Company completed one additional merger whereby it acquired the Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one merger whereby it acquired Lamar Station Plaza East. The Company closed on three additional Mergers whereby it acquired the Highlandtown Village Shopping Center, Cromwell Field Shopping Center and Spotswood Valley Square Shopping Center on May 21, 2021, May 26, 2021, and June 4, 2021, respectively. On October 6, 2021, the Company closed on one Merger whereby it acquired The Shops at Greenwood Village.

As consideration for the mergers with the Broad Street Entities that have closed as of the date of this report, the Company has issued an aggregate of 28,744,641 shares of common stock and 2,827,904 OP units to prior investors in the Broad Street Entities party to the mergers. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.9 million in cash as a portion of the consideration for the mergers.

As of the date of this report, there are two mergers that have not been completed. The Company expects to issue an aggregate of 1,317,055 shares of common stock and 573,529 OP units as consideration for the additional mergers. Until the closing of the remaining mergers, the Company will continue to manage these two properties and receive management fees.

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

As of November 5, 2021, we have collected approximately 94.1% of contractual rent for the three months ended September 30, 2021. Throughout the COVID-19 pandemic, we have entered into lease modifications that deferred approximately $0.5 million and waived approximately $0.3 million of contractual rent. Approximately $0.3 million of the total deferred rent remains outstanding and has a weighted average payback period of approximately 29 months

Collections and rent deferrals to date may not be indicative of collections or rent deferrals in any future period. Even as governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. These factors also may adversely affect the value of our properties. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

Portfolio Summary

As of September 30, 2021, our portfolio was comprised of 14 retail properties consisting of 1,537,057 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio (dollars in thousands).

Property Name	City/State	GLA	Percent Leased(1)	Gross Real Estate Assets
Avondale Shops	Washington, D.C.	28,044	80.5%	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	163,363	82.6%	17,268
Coral Hills Shopping Center	Capitol Heights, MD	85,928	100.0%	16,682
Cromwell Field Shopping Center	Glen Burnie, MD	233,486	63.3%	18,498
Crestview Square	Landover Hills, MD	74,694	98.7%	18,592
Dekalb Plaza	East Norriton, PA	178,356	81.7%	26,972
Highlandtown Village Shopping Center	Baltimore, MD	57,513	95.7%	7,383
Hollinswood Shopping Center	Baltimore, MD	112,698	91.9%	25,388
Lamar Station Plaza East	Lakewood, CO	42,700	59.8%	6,101
Midtown Colonial	Williamsburg, VA	98,043	73.9%	14,855
Midtown Lamonticello	Williamsburg, VA	63,173	90.6%	16,166
Spotswood Valley Square	Harrisonburg, VA	190,650	99.3%	14,650
Vista Shops at Golden Mile	Frederick, MD	98,858	96.8%	14,912
West Broad Commons	Richmond, VA	109,551	80.2%	19,825
Total		1,537,057	84.4%	$225,685

(1)	Percent leased is calculated as (a) GLA under commenced leases as of September 30, 2021, divided by (b) total GLA, expressed as a percentage.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of September 30, 2021, which includes rental income for the nine months ended September 30, 2021 and 2020 (dollars in thousands).

				Rental income for the nine months ended September 30,
Location	Number of Properties	Gross Real Estate Assets at September 30, 2021	Percentage of Total Real Estate Assets at September 30, 2021	2021	2020
Maryland(1)	6	$101,455	45.0%	$7,342	$6,072
Virginia	5	82,764	36.7%	4,456	3,631
Pennsylvania	1	26,972	11.9%	1,909	1,753
Washington D.C.	1	8,393	3.7%	423	514
Colorado	1	6,101	2.7%	499	112
	14	$225,685	100.0%	$14,629	$12,082
(1)

Rental income for the nine months ended September 30, 2021 and 2020 includes less than $0.1 million and approximately $0.1 million, respectively, of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Cromwell Field Shopping Center Merger on May 26, 2021.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2020 Annual Report on Form 10-K, which was filed with the SEC on April 15, 2021. During the nine months ended September 30, 2021, there were no material changes to these policies. See Note 2 “—Recent Accounting Pronouncements” to our consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of September 30, 2021, approximately 38.0% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of September 30, 2021, approximately 15.6% of our GLA was vacant and approximately 0.7% of our leases (based on GLA) were month-to-month or scheduled to expire on or before December 31, 2021. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic and related government measures described above. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020 (dollars in thousands)

	For the Three Months Ended		Change
	September 30, 2021	September 30, 2020	$	%
Revenues
Rental income	$5,875	$4,291	$1,584	37%
Commissions	854	570	284	50%
Management and other fees	278	371	(93)	(25%)
Total revenues	7,007	5,232	1,775	34%
Expenses
Cost of services	557	379	178	47%
Depreciation and amortization	3,426	2,497	929	37%
Property operating	1,426	936	490	52%
Bad debt expense (recoveries)	(31)	45	(76)	(169%)
General and administrative	2,781	2,201	580	26%
Total operating expenses	8,159	6,058	2,101	35%
Operating loss	(1,152)	(826)	(326)	39%

Other income (expense)
Interest and other income	1	2	(1)	(50%)
Derivative fair value adjustment	50	3	47	1,567%
Interest expense	(2,387)	(1,722)	(665)	39%
Gain on extinguishment of debt	773	-	773	-
Total other income (expense)	(1,563)	(1,717)	154	(9%)

Income tax benefit	673	641	32	5%
Net loss	$(2,042)	$(1,902)	$(140)	7%
Plus: Net loss attributable to noncontrolling interest	222	272	(50)	(18%)
Net loss attributable to common stockholders	$(1,820)	$(1,630)	$(190)	12%

Revenues for the three months ended September 30, 2021 increased approximately $1.8 million, or 34%, from the prior year period as a result of an approximately $1.6 million increase in rental income and an approximately $0.3 million increase in commissions. The increase in rental income is mainly attributable to the acquisition of three properties in the second quarter of 2021. The increase in commissions is mainly attributable to a larger transaction volume due to transactions delayed in 2020 related to COVID-19.

Total operating expenses for the three months ended September 30, 2021 increased approximately $2.1 million, or 35%, over the prior period primarily from: (i) an increase in depreciation and amortization expense of approximately $0.9 million, which is comprised of an increase in depreciation and amortization expense of approximately $1.2 million related to the three properties acquired in the second quarter of 2021, partially offset by a decrease of approximately $0.4 million related to a decrease in amortization of in-place lease intangibles that were fully amortized during 2020; (ii) an increase in general and administrative expenses of approximately $0.6 million mainly attributable to higher payroll and related expenses of approximately $0.3 million, an increase in professional service fees, including legal, audit and tax fees of approximately $0.1 million and an increase in stock compensation expense of approximately $0.1 million; (iii) an increase in property operating expense of approximately $0.5 million which is mainly attributable to the three properties acquired in the second quarter of 2021; and (iv) an increase in cost of services of approximately $0.2 million related to a larger transaction volume due to transactions delayed in 2020 related to COVID-19.

Interest expense for the three months ended September 30, 2021 increased approximately $0.7 million over the prior year period. This increase is mainly attributable to additional net borrowings of approximately $38.9 million. The gain on extinguishment of debt of approximately $0.8 million for the three months ended September 30, 2021 is related to the forgiveness of the Second PPP Loan described below under the heading “Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity —PPP Loans”.

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

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020 (dollars in thousands)

	For the Nine Months Ended		Change
	September 30, 2021	September 30, 2020	$	%
Revenues
Rental income	$14,629	$12,082	$2,547	21%
Commissions	2,060	1,404	656	47%
Management and other fees	934	1,055	(121)	(11%)
Total revenues	17,623	14,541	3,082	21%
Expenses
Cost of services	1,346	968	378	39%
Depreciation and amortization	8,415	7,478	937	13%
Property operating	3,873	2,794	1,079	39%
Bad debt expense	15	210	(195)	(93%)
General and administrative	7,844	6,356	1,488	23%
Total operating expenses	21,493	17,806	3,687	21%
Operating loss	(3,870)	(3,265)	(605)	19%

Other income (expense)
Interest and other income	8	50	(42)	(84%)
Derivative fair value adjustment	261	(701)	962	(137%)
Interest expense	(7,346)	(4,913)	(2,433)	50%
Gain on extinguishment of debt	1,530	-	1,530	-
Other expense	(12)	(186)	174	(94%)
Total other income (expense)	(5,559)	(5,750)	191	(3%)

Income tax benefit	2,316	2,194	122	6%
Net loss	$(7,113)	$(6,821)	$(292)	4%
Plus: Net loss attributable to noncontrolling interest	886	1,002	(116)	(12%)
Net loss attributable to common stockholders	$(6,227)	$(5,819)	$(408)	7%

Revenues for the nine months ended September 30, 2021 increased approximately $3.1 million, or 21%, from the prior year period as a result of an approximately $2.5 million increase in rental income and an approximately $0.7 million increase in commissions. Rental income increased as a result of the acquisition of one property in July 2020 and three properties in the second quarter of 2021. The increase in commissions is mainly attributable to a larger transaction volume due to transactions delayed in 2020 related to COVID-19.

Total operating expenses for the nine months ended September 30, 2021 increased approximately $3.7 million, or 21%, over the prior period primarily from: (i) an increase in general and administrative expenses of approximately $1.5 million mainly attributable to an increase in professional service fees, including legal, audit, and tax fees of approximately $0.9 million, an increase in stock compensation expense of approximately $0.2 million and higher payroll and related expenses of approximately $0.4 million; (ii) an increase in property operating expense of approximately $1.1 million, of which approximately $0.9 million is related to the four properties acquired since July 2020, and $0.2 million is related to an increase in snow removal expense; (iii) an increase in depreciation and amortization expense of approximately $0.9 million, of which approximately $1.9 million is related to the four properties acquired since July 2020 partially offset by a decrease of $1.1 million related to a decrease in amortization of in-place lease intangibles that have been fully amortized; and (iv) an increase in cost of services of approximately $0.4 million related to a larger transaction volume due to transactions delayed in 2020 related to COVID-19.

Derivative fair value adjustment, related to the interest rate cap and interest rate swaps the Company entered into in December 2019, was approximately $0.3 million of income for the nine months ended September 30, 2021, as compared to approximately $0.7 million of expense for the prior year period. Interest expense for the nine months ended September 30, 2021 increased approximately $2.4 million over the prior year period. This increase is mainly attributable the recognition of approximately $1.0 million of interest expense related to the Lamont Street Minimum Multiple Amount described below under the heading “Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity —Lamont Street Preferred Interest”, as well as additional net borrowings of approximately $38.9 million. The gain on extinguishment of debt of approximately $1.5 million for the nine months ended September 30, 2021 is related to the forgiveness of the PPP Loan and Second PPP Loan described below under the heading “Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity —PPP Loans”. The approximately $0.2 million decrease in other expense is mainly attributable to a decrease in expensed due diligence costs for acquisitions no longer being pursued by the Company.

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

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves. As of September 30, 2021 and November 5, 2021, we had unrestricted cash and cash equivalents of approximately $2.4 million and $3.4 million, respectively, available for current liquidity needs and restricted cash of approximately $8.6 million and $8.1 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance. As described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, we have taken a number of proactive measures to maintain the strength of our business and manage the impacts of the COVID-19 pandemic on our operations and liquidity.

As of November 5, 2021, we have collected 94.1% of contractual rent due for the three months ended September 30, 2021. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations for so long as certain businesses limit operations and public perception of the risk of COVID-19 persists, which will adversely impact our cash flows and liquidity. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rental relief, early lease terminations, tenant bankruptcies, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We have two mortgage loans and a mezzanine loan on two properties totaling approximately $17.2 million that mature within the next twelve months. We do not project that we will have sufficient cash available to pay off the mortgage and mezzanine loans upon maturity and will seek to refinance the loans prior to maturity in July 2022 and November 2022. There can be no assurances that we will be successful on the refinance of the mortgage and mezzanine loans on favorable terms or at all. If we are unable to refinance the mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, we would not have any further financial obligations to the lenders.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. As of September 30, 2021, we were in compliance with all covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of September 30, 2021 (dollars in thousands):

	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at September 30, 2021
Basis Term Loan (net of discount of $466)	January 1, 2023	Floating (2)	6.125%	$66,718
Basis Preferred Interest (net of discount of $94) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	9,741
MVB Term Loan	December 27, 2022	Fixed	6.75%	4,022
MVB Revolver	December 27, 2022	Floating (6)	6.75%	1,439
Hollinswood Loan	December 1, 2024	LIBOR + 2.25% (7)	4.06%	13,146
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,125
Vista Shops at Golden Mile Loan (net of discount of $45)	June 24, 2023	Fixed	3.83%	11,655
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.83%	9,136
Lamar Station Plaza East Loan (net of discount of $12)	July 17, 2022 (8)	LIBOR + 3.00% (9)	4.00%	3,504
Lamont Street Preferred Interest (net of discount of $76) (10)	September 30, 2023	Fixed	13.50%	4,621
Highlandtown Village Shopping Center Loan (net of discount of $54)	May 6, 2023	Fixed	4.13%	5,393
Cromwell Field Shopping Center Loan (net of discount of $185)	November 15, 2022	LIBOR + 5.40%(11)	5.90%	12,208
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $23)	November 15, 2022	Fixed	10.0%	1,507
Spotswood Valley Square Shopping Center Loan (net of discount of $110)	July 6, 2023	Fixed	4.82%	12,161
Total				$158,376
(1)	For floating rate loans tied to LIBOR, based on the one-month LIBOR rate of 0.08%, as of September 30, 2021.
(2)

The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.

(3)

The outstanding balance includes approximately $1.0 million of indebtedness related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.

(4)	If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)

In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $1.9 million was outstanding at September 30, 2021. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.

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
(10)

The outstanding balance includes approximately $0.8 million of indebtedness as of September 30, 2021 related to the Lamont Street Minimum Multiple Amount owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest”.

(11)	The interest rate on the Cromwell Field Shopping Center Loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of September 30, 2021, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve months results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the loan agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended September 30, 2021 was approximately 1.48x.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of the Broad Street Big First OP LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of September 30, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of September 30, 2021 and December 31, 2020, the Minimum Multiple Amount was approximately $1.0 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

On June 16, 2020, the Preferred Investor made two additional capital contributions, which are classified as debt, available to the Sub-OP in the aggregate amount of approximately $2.9 million. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers under the Basis Loan Agreement for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. As described below under the heading “—Mortgage Indebtedness”, we repaid approximately $0.75 million of these funds with the proceeds from the Vista mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company.  On October 1, 2021, approximately $1.0 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. As of November 5, 2021, there was no remaining availability to the Company from these capital contributions. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of September 30, 2021.

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

In December 2020, we entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, we entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing date of our then-pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing date of the then-pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payments owed by March 31, 2021 and September 30, 2021 have been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

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

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests must be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26, less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of September 30, 2021, the remaining Lamont Street Minimum Multiple Amount was approximately $0.8 million, which is included in indebtedness on the consolidated balance sheet.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of September 30, 2021 and December 31, 2020, we had approximately $71.8 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage and Spotswood mortgage require the

Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40 to 1.00, 1.50 to 1.00, 1.35 to 1.00, 1.30 to 1.00, 1.00 to 1.00, and 1.15 to 1.00, respectively. The debt service coverage ratio required for the Lamar Station Plaza East mortgage was modified with the loan amendment and is described below.

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

In connection with the closing of the merger whereby the Company acquired The Shops at Greenwood Village on October 6, 2021, we entered into a $23.5 million mortgage loan secured by the property. In connection with the closings of the two remaining Mergers, we expect to incur or assume approximately $24.5 million of additional mortgage indebtedness.

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

On March 18, 2021, a wholly owned subsidiary of the Company entered into a promissory note (the “Second PPP Note”) with MVB with respect to an unsecured loan of approximately $0.8 million (the “Second PPP Loan”) pursuant to the PPP. During the third quarter of 2021, the Company received forgiveness for its entire balance of the Second PPP Loan from the SBA, which is recognized as a gain on debt extinguishment in the Company’s statement of operations.

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

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are summarized below (dollars in thousands). As described above, our cash flows in future periods may be significantly impacted by the effects of the COVID-19 pandemic.

	For the Nine Months Ended September 30,
	2021	2020	Change
Cash and cash equivalents and restricted cash at beginning of period	$9,983	$11,595	$(1,612)
Net cash used in operating activities	(3,994)	(3,775)	(219)
Net cash provided by (used in) investing activities	403	(4,281)	4,684
Net cash provided by financing activities	4,622	2,699	1,923
Cash and cash equivalents and restricted cash at end of period	$11,014	$6,238	$4,776

Operating Activities- Cash used in operating activities increased by approximately $0.2 million during the nine months ended September 30, 2021, compared to the corresponding period in 2020. Operating cash flows were primarily impacted by a decrease in net cash provided by operating activities, before net changes in operating assets and liabilities, of approximately $0.6 million and a net increase in changes in operating assets and liabilities of approximately $0.3 million, which was mainly attributable to the change in accounts receivable and accounts payable and accrued liabilities.

Investing Activities- Cash provided by investing activities during the nine months ended September 30, 2021 was approximately $0.4 million, as compared to cash used in investing activities of approximately $4.3 million during the corresponding period in 2020. During the nine months ended September 30, 2021, the Company closed on three Mergers, which resulted in a net cash inflow of approximately $2.5 million. During the nine months ended September 30, 2020, the Company completed the acquisition of one property and a parcel of land totaling approximately $2.0 million. Additionally, there was a decrease in capital expenditures for real estate during the nine months ended September 30, 2021 of approximately $0.3 million as compared to the corresponding period in 2020.

Financing Activities- Cash provided by financing activities increased by approximately $1.9 million during the nine months ended September 30, 2021, compared to the corresponding period in 2020. The change resulted primarily from an increase in net borrowings under debt agreements of approximately $2.3 million, which includes (i) a $3.9 million increase related to the Lamont Street Preferred interest as described above under the heading “—Lamont Street Preferred Interest”, (ii) a net increase in the Vista Shops mortgage loan of approximately $2.8 million from the refinance of the loan as described above under the heading “—Mortgage Indebtedness”; (iii) a net decrease of $2.9 million related to the payoff of the approximately $1.4 million Cromwell land loan during 2021, which was originated in January 2020, and (iv) scheduled principal payments on loans of approximately $1.5 million. Additionally, debt origination and discount fees increased by approximately $0.6 million during the nine months ended September 30, 2021, as compared to the prior year period.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q, as a result of the materials weaknesses referred to above. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. generally accepted accounting principles.

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

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.1	Broad Street Realty, Inc. Amended and Restated 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of Broad Street Realty, Inc., (ii) consolidated statements of operations of Broad Street Realty, Inc.., (iii) consolidated statements of comprehensive income/(loss) of Broad Street Realty, Inc., (iv) consolidated statements of changes in equity of Broad Street Realty, Inc., (v) consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Broad Street Realty, Inc.

Date: November 15, 2021	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)