Form 10-K
period 2021-12-31
Broad Street Realty, Inc.
filed 2022-04-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $101,727,891, based on the closing sales price per share of $4.35 as reported on the OTC Markets, Inc.

The number of shares of the registrant’s common stock outstanding as of April 8, 2022 was 32,247,204.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's definitive proxy statement for its 2022 annual meeting of stockholders or, in the event that the registrant does not file such proxy statement within 120 days after the end of the registrant's fiscal year, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than 120 days after the end of the registrant's fiscal year.

BROAD STREET REALTY, INC.

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10‑K (this "report") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” "project," "seek," or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

•
the impact of the COVID-19 pandemic and measures intended to prevent its spread or address its effects;
•
our limited access to capital and our ability to repay, refinance, restructure and/or extend our indebtedness as it becomes due;
•
risks associated with our ability to consummate pending acquisitions, the timing and closing of such transactions and unexpected costs or unexpected liabilities that may arise from the transactions, whether or not consummated;
•
risks related to disruption of management’s attention from its ongoing business operations due to pending acquisitions;
•
our ability to recognize the benefits of the completed and pending acquisitions;
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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other filings we make with the SEC from time to time.

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
•
We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.
•
Substantially all of the properties in our portfolio are located in the greater Mid-Atlantic and Colorado regions. Adverse economic or regulatory developments in this area could materially and adversely affect our business.
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
•
There are conditions that raise substantial doubt about our ability to continue as a going concern.
•
Our pending acquisitions are subject to conditions and may not close in a timely manner or at all.
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
•
We have not paid dividends since becoming a public company, and there can be no assurance that we will be able to pay or maintain cash dividends on our common stock or that dividends will increase over time.
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

PART I

Unless the context indicates otherwise, references to "Broad Street," "we," "the Company," "our," and "us" refer to Broad Street Realty, Inc., together with its consolidated subsidiaries, including Broad Street Operating Partnership, LP (the or our "Operating Partnership"), of which we are the sole member of the sole general partner.

ITEM 1. BUSINESS

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2021, we owned 15 properties with an additional three properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of December 31, 2021. For additional information, see "—Our Portfolio."

As of
December 31, 2021
Number of properties	15
Number of states	5
Total square feet (in thousands)	1,737
Anchor spaces	917
Inline spaces	820
Leased % of rentable square feet (1):
Total portfolio	88.1%
Anchor spaces	94.3%
Inline spaces	81.3%
Occupied % of rentable square feet (1):
Total portfolio	84.7%
Anchor spaces	91.9%
Inline spaces	76.7%
Average remaining lease term (in years) (2)	4.7
Annualized base rent per leased square feet (3)	$13.83

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2021, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.7% as of December 31, 2021.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2021, we owned 91.9% of the units of limited partnership interest in the Operating Partnership, and we are the sole member of the sole general partner of the Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain Mergers (as defined below) on such date, and we operate as a single reporting segment.

2021 Highlights

Below are some of our significant activities during 2021:

•
Closed four previously announced mergers which added over $7.6 million of annualized base rent ("ABR") to our portfolio based on leases in place as of December 31, 2021.

•
Entered into an agreement to acquire the 480,622 square foot mixed-use portion of Midtown Row, located adjacent to the College of William and Mary in Williamsburg, Virginia, comprised of 240 purpose-built student housing apartment units and 63,436 square feet of retail space. See "—Our Portfolio—Pending Midtown Row Acquisition."
•
Entered into an agreement to acquire the last parcel at Lamar Station Plaza that we do not already control, which will add 42,360 square feet of contiguous space to our center.
•
Signed 50 leases for a total of 160,638 square feet of space, including 28 new leases for 91,751 square feet and 22 renewal leases for 68,887 square feet. As a result, our portfolio was 88.1% leased at the end of 2021 compared to 85.8% at the end of 2020.
•
Our leasing spread gains on both new and renewal leases demonstrate continued internal growth from our existing portfolio.
o
2021 leasing spreads over 2020 averaged 20.4%, including 33.1% for new leases and 6.3% on renewals.
•
Negotiated a new 54,916 square foot lease with the iconic Casa Bonita restaurant, at Lamar Station Plaza Shopping Center in Lakewood, CO, which we manage and are under contract to acquire. See "Our Portfolio—Description of Properties."
•
Completed the development of Midtown Row, which we developed on a fee basis.
•
Reported net loss of $10.7 million, funds from operations ("FFO") attributable to common stockholders and OP unitholders of $1.3 million and adjusted FFO ("AFFO") attributable to common stockholders and OP unitholders of $1.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Performance Measures."
•
Revenues for the year ended December 31, 2021 increased approximately $5.7 million, or 29%, from the prior year because of an approximately $5.5 million increase in rental income and an approximately $0.4 million increase in commissions.
o
Increase in rental income is attributable to the acquisition of three properties in the second quarter of 2021 and one property in the fourth quarter of 2021.
o
The increase in commissions is attributable to a larger transaction volume due to transactions delayed in 2020 related to COVID-19.

Impact of COVID-19

For information regarding the impact of COVID-19 on our business and measures we have taken in response, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” and “Risk Factors—Risks Related to Our Business and Properties—The ongoing COVID-19 pandemic and measures intended to mitigate its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition."

2021 Acquisitions

In 2021 we acquired Highlandtown Village Shopping Center, Cromwell Field Shopping Center, Spotswood Valley Square Shopping Center and The Shops at Greenwood Village on May 21, 2021, May 26, 2021, June 4, 2021 and October 6, 2021, respectively, which were part of the previously announced series of mergers (collectively, the "Mergers") pursuant to which we previously acquired our other properties. For additional information regarding the Mergers, see "Merger with MedAmerica Properties Inc." in Note 1 to our Consolidated Financial Statements included in this report.

Our Portfolio

As of December 31, 2021, we owned 15 retail properties, of which 13 are located in the Mid-Atlantic region and two are located in Colorado, consisting of 1,736,657 total square feet of gross leasable area (“GLA”). The following table provides additional information about the properties in our portfolio as of December 31, 2021.

Property Name	City/State	Year Built / Renovated(1)	GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Avondale Shops	Washington, D.C.	2010	28,308	85.3%	$561,431	$23.25	2.7%	Dollar Tree
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,363	78.7%	1,308,247	10.17	6.2%	Food Lion
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,928	100.0%	1,363,225	15.86	6.4%	Compare Foods
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,455,636	19.49	6.9%	Value Village
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,486	65.2%	1,560,402	10.25	7.4%	Rose's
Dekalb Plaza	East Norriton, PA	2017	178,356	97.8%	2,016,411	11.56	9.5%	Big Lots
The Shops at Greenwood Village	Greenwood Village, CO	2019	199,336	94.2%	3,121,886	16.62	14.8%	United States Postal Service
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,513	100.0%	1,029,534	17.90	4.9%	Hazlo Market
Hollinswood Shopping Center	Baltimore, MD	2020	112,698	91.9%	1,671,839	16.14	7.9%	LA Mart
Lamar Station Plaza East	Lakewood, CO	1984	42,700	64.6%	455,179	16.49	2.2%	Hopebridge
Midtown Colonial	Williamsburg, VA	2018	98,043	85.7%	932,718	11.10	4.4%	Food Lion
Midtown Lamonticello	Williamsburg, VA	2019	63,173	92.5%	949,609	16.24	4.5%	Earth Fare
Spotswood Valley Square Shopping Center	Harrisonburg, VA	1997	190,650	100.0%	1,889,423	9.91	8.9%	Kroger
Vista Shops at Golden Mile	Frederick, MD	2009	98,858	96.8%	1,699,309	17.76	8.0%	Aldi
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	77.6%	1,145,103	13.47	5.4%	New Grand Mart
Total/Weighted Average			1,736,657	88.1%	$21,159,952	$13.83	100.0%

(1)
Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2021, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.7% as of December 31, 2021.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Tenant Diversification

The following table sets forth information about the 20 largest tenants in our portfolio, based upon annualized base rent, as of December 31, 2021.

Tenant Name	Number of Leased Stores	Total Leased GLA	Percentage of Total GLA	Total Annualized Base Rent(1)	Annualized Base Rent Per Sq. Ft.	Percentage of Total Annualized Base Rent
Planet Fitness (2)	3	58,741	3.4%	786,624	$13.39	3.7%
Food Lion	2	71,759	4.1%	491,604	6.85	2.3%
Dollar Tree Store	3	30,431	1.8%	445,920	14.65	2.1%
New Grand Mart	1	39,386	2.3%	443,293	11.26	2.1%
Hazlo Market	1	26,904	1.5%	401,007	14.91	1.9%
Urban Air	1	34,075	2.0%	381,640	11.20	1.8%
Earth Fare	1	24,016	1.4%	360,240	15.00	1.7%
Dollar General	3	34,673	2.0%	354,706	10.23	1.7%
Compare Foods	1	35,000	2.0%	350,000	10.00	1.7%
Kroger	1	49,319	2.8%	315,642	6.40	1.5%
LA Mart	1	30,030	1.7%	302,683	10.08	1.4%
United States Post Office	1	24,395	1.4%	285,064	11.69	1.3%
Value Village	1	23,400	1.3%	263,250	11.25	1.2%
Celebree School	1	10,000	0.6%	262,500	26.25	1.2%
Crossroads Animal Referral & Emergency	1	9,852	0.6%	245,866	24.96	1.2%
Big Lots	1	32,788	1.9%	229,516	7.00	1.1%
QED Inc dba Galleria Lighting & Design	1	13,520	0.8%	227,271	16.81	1.1%
Riverside Healthcare Association, Inc.	1	11,548	0.7%	219,412	19.00	1.0%
Aldi	1	18,000	1.0%	216,000	12.00	1.0%
CSL Plasma Inc.	1	14,700	0.8%	210,651	14.33	1.0%
Sub-total top twenty tenants	27	592,537	34.1%	6,792,889	11.46	32.1%
Remaining tenants	273	937,888	54.0%	14,367,063	15.32	67.9%
Sub-total Average all tenants	300	1,530,425	88.1%	21,159,952	$13.83	100.0%
Vacant space	64	206,232	11.9%
Total	364	1,736,657	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Each Planet Fitness tenant is a different franchisee.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our portfolio, based on GLA, as of December 31, 2021.

Square Feet Under Lease	Number of Leases	Leased GLA	Percentage of Leased GLA	Total Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
Less than 1,000	41	22,513	1.5%	$814,128	$36.16	3.8%
1,000 - 2,499	129	207,372	13.5%	4,402,565	21.23	20.8%
2,500 - 9,999	92	436,204	28.5%	7,515,207	17.23	35.5%
10,000 - 39,999	36	739,127	48.3%	7,912,410	10.71	37.4%
40,000 or Greater	2	125,209	8.2%	515,642	4.12	2.4%
Total/Weighted Average	300	1,530,425	100.0%	21,159,952	$13.83	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as annualized base rent divided by leased GLA as of December 31, 2021.

Geographic Concentration

The following table sets forth information regarding the geographic concentration of our portfolio as of December 31, 2021.

Metropolitan Statistical Area ("MSA")	MSA Rank(1)	Number of Properties	GLA	Percentage of Total GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent
Washington-Baltimore-Arlington	6	7	691,485	39.8%	85.9%	$9,341,376	$15.76	44.2%
Richmond, VA	44	2	272,914	15.7%	78.3%	2,453,350	11.35	11.6%
Virginia Beach-Norfolk-Newport News	37	2	161,216	9.3%	88.4%	1,882,327	13.27	8.9%
Philadelphia-Camden- Wilmington	7	1	178,356	10.3%	97.8%	2,016,411	11.58	9.5%
Denver-Aurora-Lakewood	19	2	242,036	13.9%	89.0%	3,577,065	16.60	16.9%
Harrisonburg, VA	303	1	190,650	11.0%	100.0%	1,889,423	9.91	8.9%
Total/Weighted Average		15	1,736,657	100.0%	88.1%	$21,159,952	$13.83	100.0%

(1)
MSA Rank is derived from the U.S. Census of 2020.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2021, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.7% at December 31, 2021.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations in our portfolio for leases in place as of December 31, 2021, for the ten calendar years from 2022 to 2031 and thereafter, assuming no exercise of renewal options or early termination rights.

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
Month-To-Month (3)	1	—	—	$14,400	$—	0.1%
2022	23	97,434	5.6%	1,126,059	11.56	5.3%
2023	50	271,351	15.6%	3,023,193	11.14	14.3%
2024	52	162,022	9.3%	2,880,462	17.78	13.6%
2025	54	254,106	14.6%	3,585,231	14.11	16.9%
2026	40	157,097	9.0%	2,438,912	15.52	11.5%
2027	31	221,479	12.8%	2,785,881	12.58	13.2%
2028	14	78,073	4.5%	1,080,811	13.84	5.1%
2029	8	40,085	2.3%	595,425	14.85	2.8%
2030	11	150,366	8.7%	1,940,542	12.91	9.2%
2031	5	24,437	1.4%	379,468	15.53	1.8%
Thereafter	11	73,975	4.3%	1,309,568	17.70	6.2%
Vacant	64	206,232	11.9%	—	—	—
Total/Weighted Average	364	1,736,657	100.0%	$21,159,952	$13.83	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

(3)
The month-to-month lease relates to a tenant with a food truck and therefore has no gross leasable area.

Description of Properties

Avondale Shops, Washington D.C.

Avondale is a strip retail property located in the northeast region of Washington, D.C. at the signalized intersection of Michigan Avenue and Eastern Avenue. The property has 28,308 square feet of GLA and, as of December 31, 2021, was 85.3% leased and occupied by eight tenants and accounted for 2.7% of our total annualized base rent. The anchor tenant, Dollar Tree, represents approximately 28.6% of Avondale’s total annualized base rent as of December 31, 2021 and its lease expires in May 2027.

Brookhill Azalea Shopping Center, Richmond, Virginia

Brookhill is a retail center located on the border of the City of Richmond and its northern suburbs in close proximity to major transportation corridors Interstate 95, U.S. Route 1 and U.S. Route 301. The property is located adjacent to major retail demand drivers Walmart and CVS Pharmacy. The property has 163,363 square feet of GLA and, as of December 31, 2021, was 78.7% leased and occupied by 24 tenants and accounted for 6.2% of our total annualized base rent. The anchor tenant, Food Lion, represented 23.6% of Brookhill’s total annualized base rent as of December 31, 2021, and its lease expires in January 2025. Other notable national tenants include Dollar General and CitiTrends. Until December 31, 2021, the property management for Brookhill was performed by a third-party manager that was responsible for the day-to-day aspects of managing Brookhill, including collecting rents, maintaining the property in good working order and providing us with periodic property condition reports and leasing pipeline updates. As of January 1, 2022, we are performing all property management functions for the property internally.

Coral Hills Shopping Center, Capitol Heights, Maryland

Coral Hills is a retail center located in the densely populated Capitol Heights neighborhood, which is blocks from the Washington, D.C. metro line and has excellent visibility along Marlboro Pike with large pylons. The property is anchored by Compare Foods and is adjacent to McDonalds and across the street from a CVS Pharmacy. The property has 85,928 square feet of GLA and, as of December 31, 2021, was 100.0% leased and occupied by 16 tenants and accounted for 6.4% of our total annualized base rent. Compare Foods represented 25.7% of Coral Hill’s total annualized base rent as of December 31, 2021, and its lease expires in February 2026. Other notable national tenants include Family Dollar and AutoZone.

Crestview Square Shopping Center, Landover Hills, Maryland

Crestview is located in a densely populated suburban market near the Hyattsville Arts District and University of Maryland College Park campus. The property is located less than a mile from major regional transportation corridors, including Interstate 295 and U.S. Route 50. The property has prominent pylon signage at the signalized intersection for Annapolis Road and Cooper Lane and is in close proximity to national retailers Walmart and McDonalds. The property has 74,694 square feet of GLA and, as of December 31, 2021, was 100.0% leased and occupied by 20 tenants and accounted for 6.9% of our total annualized base rent. The anchor tenant, Value Village, represented 18.1% of Crestview’s total annualized base rent as of December 31, 2021, and its lease expires in January 2030.

Cromwell Field Shopping Center, Glen Burnie, Maryland

Cromwell is a retail center located near Baltimore/Washington International Thurgood Marshall Airport and the MARC train and light rail station. The property has 233,486 square feet of GLA and, as of December 31, 2021, was 65.2% leased to 19 tenants and accounted for 7.4% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 63.3% as of December 31, 2021. The anchor tenant, Rose's, represented 12.8% of Cromwell's total annualized base rent as of December 31, 2021, and its lease expires in January 2023.

Dekalb Plaza, East Norriton, Pennsylvania

Dekalb is a retail center located in a Philadelphia suburb. The property is located at a major signalized intersection of Dekalb Pike and West Germantown Pike and is positioned in close proximity to Walmart and T.J. Maxx and across the street from Suburban Community Hospital, part of the national Prime Healthcare system. The property has 178,356 square feet of GLA and, as of December 31, 2021, was 97.8% leased to 17 tenants and accounted for 9.5% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 81.7% as of December 31, 2021. Three of the signed leases will commence in the first quarter of 2022 and the fourth lease will commence in the fourth quarter of 2022. The anchor tenant, Big Lots, represented 11.4% of Dekalb’s total annualized base rent as of December 31, 2021, and its lease expires in January 2025. Other notable tenants include Urban Air, Crunch Fitness, Goodwill and Enchanted Child Care of Dekalb.

The following tables set forth certain information with respect to Dekalb Plaza as of December 31, 2021.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
Urban Air	10/31/2030	—	34,075	19.1%	$381,640	$11.20	18.9%
Big Lots	1/31/2025	2 x 5 year Term	32,788	18.4%	229,516	7.00	11.4%
Goodwill	10/31/2023	3 x 5 year Term	25,460	14.3%	190,950	7.50	9.5%
Crunch Fitness	12/31/2025	2 x 5 year Term	25,320	14.2%	180,000	7.11	8.9%
Enchanted Child Care of Dekalb	11/30/2032	—	10,000	5.6%	262,500	26.25	13.0%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2022	—	—	—	—	—	—
2023	1	25,460	14.6%	190,950	7.50	9.5%
2024	3	11,600	6.6%	217,546	18.75	10.8%
2025	3	58,108	33.3%	431,516	7.43	21.4%
2026	1	750	0.5%	13,113	17.48	0.6%
2027	5	18,214	10.5%	315,711	17.33	15.7%
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	1	34,075	19.5%	381,640	11.20	18.9%
2031	—	—	—	—	—	—
Thereafter	3	26,249	15.0%	465,935	17.75	23.1%
Vacant	—	—	—	—	—	—
Total/Weighted Average	17	174,456	100.0%	$2,016,411	$11.56	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Percent Occupied and Base Rent

As of December 31,	Percent Occupied (1)	Average Annual Rent Per Square Foot (2)
2021	81.7%	$11.55
2020	81.5%	$10.48
2019	81.5%	$10.34
2018	83.8%	$10.11
2017	74.1%	$10.29

(1)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

The Shops at Greenwood Village, Greenwood Village, Colorado

Greenwood Village is a retail center located in Greenwood Village, Colorado. The property is conveniently located off Interstate 25 and in close proximity to Denver Tech Center. The property has 199,336 square feet of GLA and, as of December 31, 2021, was 94.2% leased to 66 tenants and accounted for 14.8% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 91.2% as of December 31, 2021. The anchor tenant, the United States Postal Service, accounted for 9.1% of Greenwood Village's total annualized base rent as of December 31, 2021, and its lease expires in August 2026.

The following tables set forth certain information with respect to The Shops at Greenwood Village as of December 31, 2021.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
United States Post Office	8/31/2026	2 x 5 year Term	24,395	12.2%	$285,064	$11.69	9.1%
QED Inc.	11/30/2026	2 x 5 year Term	13,520	6.8%	227,271	16.81	7.3%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2022	5	12,260	6.5%	$198,799	$16.22	6.4%
2023	15	34,676	18.5%	581,601	16.77	18.6%
2024	14	27,496	14.6%	435,992	15.86	14.0%
2025	12	30,765	16.4%	559,633	18.19	17.9%
2026	15	64,361	34.2%	1,025,676	15.94	32.8%
2027	2	5,797	3.1%	93,245	16.09	3.0%
2028	1	2,627	1.4%	43,398	16.52	1.4%
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
2031	—	—	—	—	—	—
Thereafter	2	9,873	5.3%	183,542	18.59	5.9%
Vacant	—	—	—	—	—	—
Total/Weighted Average	66	187,855	100.0%	$3,121,886	$16.62	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Percent Occupied and Base Rent

As of December 31,	Percent Occupied (1)	Average Annual Rent Per Square Foot (2)
2021	91.2%	$16.59
2020	87.8%	$16.36
2019	85.6%	$16.16
2018	74.5%	$16.13
2017	85.1%	$15.79

(1)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Highlandtown Village Shopping Center, Baltimore, Maryland

Highlandtown is a retail center located in Baltimore, Maryland. The property is located along a busy street with prominent visibility. The property has 57,513 of GLA and, as of December 31, 2021, was 100% leased to 16 tenants and accounted for 4.9% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 95.7% as of December 31, 2021. The anchor tenant, Hazlo Market, represented 40.0% of Highlandtown's total annualized base rent as of December 31, 2021, and its lease expires in May 2024.

Hollinswood Shopping Center, Baltimore, Maryland

Hollinswood is a retail center located in suburban Baltimore, Maryland. The property has 112,698 of GLA and, as of December 31, 2021, was 91.9% leased and occupied by 22 tenants and accounted for 7.9% of our total annualized base rent. The anchor tenant,

LA Mart, represented 18.1% of Hollinswood’s total annualized base rent as of December 31, 2021, and its lease expires in October 2030. Other notable tenants include Planet Fitness, Dollar Tree, Advance Auto, Dollar General, Walgreens and a Royal Farms convenience and gas center.

The following tables set forth certain information with respect to Hollinswood Shopping Center as of December 31, 2021.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
LA Mart	10/31/2030	2 x 5 year Term	25,224	22.4%	$302,683	$12.00	18.1%
Planet Fitness	1/31/2031	2 x 5 year Term	16,378	14.5%	$196,534	12.00	11.8%
Dollar General	7/31/2027	2 x 5 year Term	13,527	12.0%	162,326	12.00	9.7%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2022	1	2,458	2.4%	$43,260	17.60	2.6%
2023	1	2,880	2.8%	58,363	20.26	3.5%
2024	2	4,725	4.6%	101,611	21.50	6.1%
2025	2	3,188	3.1%	54,936	17.23	3.3%
2026	5	14,205	13.7%	252,260	17.76	15.1%
2027	2	14,206	13.7%	212,204	14.94	12.7%
2028	1	1,125	1.1%	29,919	26.59	1.8%
2029	—	—	—	—	—	—
2030	4	38,875	37.4%	515,874	13.27	30.8%
2031	3	21,909	21.2%	303,412	13.85	18.1%
Thereafter	1	—	—	100,000	—	6.0%
Vacant	—	—	—	—	—	—
Total/Weighted Average	22	103,571	100.0%	$1,671,839	$16.14	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Percent Occupied and Base Rent

As of December 31,	Percent Occupied (1)	Average Annual Rent Per Square Foot (2)
2021	91.9%	$16.21
2020	78.5%	$16.40
2019	84.3%	$15.31
2018	84.4%	$15.18
2017	85.0%	$14.94

(1)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Lamar Station Plaza East, Lakewood, Colorado

Lamar Station Plaza East is a retail center located in Lakewood, Colorado. The property has 42,700 square feet of GLA and, as of December 31, 2021, was 64.6% leased to 12 tenants and accounted for 2.2% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 59.8% as of December 31, 2021. The anchor tenant, Hopebridge, accounted for 33.5% of Lamar Station Plaza East's total annualized base rent as of December 31, 2021, and its lease expires in March 2028.

On February 8, 2022, we entered into a purchase and sale agreement to acquire a parcel that is bounded by the Lamar Station Plaza East property for a purchase price of $2.6 million in cash. We expect to close the acquisition by the end of the second quarter of 2022, subject to customary closing conditions. There can be no assurances that these conditions will be satisfied or that we will complete the acquisition on the terms described herein or at all.

Midtown Colonial, Williamsburg, Virginia

Midtown Colonial is a retail center located in Williamsburg, Virginia. The property is part of the Midtown Row redevelopment, which created a mixed-use town center in Williamsburg, Virginia. The property is located adjacent to The College of William & Mary, within minutes of the campus center, and is situated at signalized intersections along Monticello Avenue. The property has 98,043 square feet of GLA and, as of December 31, 2021, was 85.7% leased to eight tenants and accounted for 4.4% of our total annualized base rent. The percent occupied, which excludes a lease that has been signed but not commenced, was 73.9% as of December 31, 2021. The signed lease commenced in the first quarter of 2022. The anchor tenant, Food Lion, accounted for 19.6% of Midtown Colonial’s total annualized base rent as of December 31, 2021 and its lease expires in November 2028. See “Risk Factors—Risks Related to Our Organizational Structure—Certain of our director, officers and employees have outside business interests that present conflicts of interest with us and may adversely affect our business.”

Midtown Lamonticello, Williamsburg, Virginia

Midtown Lamonticello is a retail center located in Williamsburg, Virginia. The property is located directly across the street from The College of William & Mary, within minutes of the campus center. It is situated at a signalized intersection along Monticello Avenue that is shared with our Midtown Colonial property. The property has 63,173 square feet of GLA and, as of December 31, 2021, was 92.5% leased to 11 tenants and accounted for 4.5% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 90.6% as of December 31, 2021. The anchor tenant, Earth Fare, accounted for 37.9% of Midtown Lamonticello’s total annualized base rent as of December 31, 2021, and its lease expires in October 2030. Ace Hardware is another notable tenant.

Spotswood Valley Square Shopping Center, Harrisonburg, Virginia

Spotswood is a retail center located in Harrisonburg, Virginia. The property is less than one mile from James Madison University. The property has 190,650 square feet of GLA and, as of December 31, 2021, was 100% leased and occupied by 26 tenants and accounted for 8.9% of our total annualized base rent. The anchor tenant, Kroger, accounted for 16.7% of Spotswood's total annualized base rent as of December 31, 2021, and its lease expires in October 2022. We expect Kroger's lease to be renewed in the coming weeks. Other notable tenants include Planet Fitness, T.J. Maxx and Party City.

Vista Shops at Golden Mile, Frederick, Maryland

Vista Shops is a retail center located in Frederick, Maryland. The property is accessible from the main retail thoroughfare West Patrick Street, also known as “The Golden Mile,” and in close proximity to Interstate 270. The property has 98,858 square feet of GLA and, as of December 31, 2021, was 96.8% leased and occupied by 23 tenants and accounted for 8.0% of our total annualized base rent. The anchor tenant, Aldi, has been on site for over 10 years. Aldi accounted for 12.7% of Vista Shops’ total annualized base rent as of December 31, 2021, and its lease expires in December 2023. Other notable tenants include Planet Fitness, Dollar Tree and Care Veterinary Center, owned by Pathway Vet Alliance, which operates over 150 locations.

The following tables set forth certain information with respect to Vista Shops as of December 31, 2021.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
Planet Fitness	3/31/2024	1 x 5 year Term	20,123	20.4%	$352,153	$17.50	20.7%
Aldi Inc.	12/31/2023	—	18,000	18.2%	216,000	12.00	12.7%
Dollar Tree Stores, Inc.	2/29/2024	1 x 5 year Term	10,666	10.8%	117,326	11.00	6.9%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2022	4	6,370	6.7%	$134,205	$21.07	7.9%
2023	5	22,938	24.0%	313,878	13.68	18.4%
2024	6	36,336	38.0%	585,074	16.10	34.4%
2025	4	18,447	19.3%	404,434	21.92	23.8%
2026	2	5,286	5.4%	102,926	19.47	6.1%
2027	1	4,805	5.0%	125,027	26.02	7.4%
2028	—	—	—	—	—	—
2029	1	1,500	1.6%	33,765	22.51	2.0%
2030	—	—	—	—	—	—
2031	—	—	—	—	—	—
Vacant	—	—	—	—	—	—
Total/Weighted Average	23	95,682	100.0%	$1,699,309	$17.76	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Percent Occupied and Base Rent

As of December 31,	Percent Occupied (1)	Average Annual Rent Per Square Foot (2)
2021	96.8%	$17.68
2020	93.1%	$17.37
2019	93.1%	$16.95
2018	90.6%	$15.23
2017	90.6%	$15.00

(1)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

West Broad Commons Shopping Center, Richmond, Virginia

West Broad is a retail center located in the suburbs of Richmond, Virginia. The property is located at a signalized intersection along West Broad Street and in close proximity to Costco, McDonalds, Sam’s Club and Guitar Center. The property has 109,551 square feet of GLA and, as of December 31, 2021, was 77.6% leased to 12 tenants and accounted for 5.4% of our total annualized base rent. The percent occupied was 75.4% as of December 31, 2021. The anchor tenant, New Grand Mart, is a specialty grocery store with four locations in the metro Washington D.C. region and two in Richmond, Virginia. New Grand Mart accounted for 38.7% of West Broad’s total annualized base rent as of December 31, 2021, and its lease expires in December 2027.

Pending Mergers

The following table provides certain information as of December 31, 2021 with respect to the two properties that are under contract to be acquired pursuant to the two Mergers that have not closed as of the date of this report. We will continue to serve as the third-party manager of each of these properties until the applicable Merger closes. We are under no obligation to close on the pending Mergers.

Property Name	City/State	Year Built/ Renovated(1)	GLA	Percent Leased(2)	Total Annualized Base Rent(3)	Annualized Base Rent per Leased SF(4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Cypress Point	Virginia Beach, VA	2012	118,200	41.9%	716,047	14.47	35.5%	Dollar Tree
Lamar Station Plaza	Lakewood, CO	2015	186,793	91.6%	1,299,771	7.59	64.5%	Casa Bonita
Total/Weighted Average			304,993	72.3%	$2,015,818	$10.26	100.0%

(1)
Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2021, divided by (b) total GLA, expressed as a percentage. As of December 31, 2021, the total percent occupied, which excludes leases that have been signed but not commenced, was 41.9% and 68.6% for Cypress Point and Lamar Station Plaza, respectively.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2021, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

Pending Midtown Row Acquisition

On December 21, 2021, we entered into a purchase and sale agreement (the “Midtown Row Agreement”) with BBL Current Owner, LLC (“BBL Current”) to acquire a mixed-use property in Williamsburg, Virginia known as Midtown Row for a purchase price of $122.0 million in cash (the “Midtown Row Acquisition”). Midtown Row is a recently completed development comprised of 240 student housing units with 620 beds and a retail component consisting of 63,573 square feet of GLA.

The Midtown Row Acquisition is subject to customary closing conditions, and we expect to close the Midtown Row Acquisition by the end of the second quarter of 2022. There can be no assurances that these conditions will be satisfied or that we will complete the Midtown Row Acquisition on the terms described herein or at all. We are currently looking into various alternatives to be able to fund the acquisition in cash. There can be no assurances that we will be successful and we may need to incur additional indebtedness to fund the acquisition. If we are unable to complete the acquisition, we will remain the third-party manager on the retail space.

Michael Jacoby, our Chief Executive Officer, Alexander Topchy, our Chief Financial Officer, Aras Holden, our Vice President of Asset Management and Acquisitions, and Thomas Yockey, Daniel J.W. Neal and Jeffrey H. Foster, members of our board of directors, have indirect ownership interests in BBL Current, and Mr. Jacoby serves as the chief executive officer and a director of BBL Current. As a result of their indirect ownership interests in BBL Current, these individuals are expected to receive estimated aggregate consideration of approximately $1.4 million at closing.

We served as the development manager for Midtown Row and serve as the property manager and the leasing broker for the retail portion of Midtown Row.

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

Property Management and Brokerage Business

We manage or co-manage the properties in our portfolio, the two properties that are under contract to be acquired pursuant to the Mergers that have not closed as of the date of this report and two other properties. We also lease all of our owned and managed properties but utilize third-party leasing companies to augment our staff on a limited basis. Our asset and property management teams directly oversee the properties in our portfolio and our third-party managed properties and seek to increase our operating cash flows through the success of our leasing, property management and asset management functions. Our property management functions include the oversight of all day-to-day operations of our properties as well as the coordination and oversight of tenant improvements and building services. Our internal leasing team identifies prospective tenants, assists in the negotiation of leases, provides statements as to the income and expenses applicable to each such property, monitors monthly lease payments, periodically verifies tenant payment of real estate taxes and insurance coverage and periodically inspects each such property and tenants’ sales records, where applicable. We do not pay property management fees other than for the on-site property management of the Brookhill property through December 31, 2021. As of January 1, 2022, we are performing all property management functions.

We receive fees for any third-party property management, brokerage or leasing services. Our third-party brokerage business represents primarily commercial tenants for their office and retail real estate needs, either for lease transactions or purchase and sale transactions. We will continue to receive property management fees for the two properties that are under contract to be acquired pursuant to the Mergers that have not closed as of the date of this report. These fees will cease once the Mergers are closed.

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

We define small tenants as those leasing less than 10,000 square feet and we have tailored our management and leasing approach to deal with the unique needs of these smaller tenants. As of December 31, 2021, of the 300 leases on our owned properties, 262 are leased to small tenants representing 43.5% of our portfolio leased GLA and 60.2% of our total annualized base rent. We believe that our ability to act quickly allows us to capture those tenants that are unable or unwilling to wait a substantial period of time for a lease to be approved. We are able to examine the credit of a potential tenant during the lease negotiation process and efficiently finalize the terms of the lease. Smaller tenants generally pay a premium per square foot to occupy smaller spaces. As of December 31, 2021, this base rent premium averaged 96.0% over what larger tenants in our portfolio pay on a weighted average per square foot basis.

Terms of Leases

We typically lease our properties to tenants on either a triple-net or modified gross basis. Our triple net leases provide that the tenant is generally responsible for reimbursing us for the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space and most other operating expenses. We perform common area maintenance, and the related cost is reimbursed by the tenant. Utilities and other premises-specific costs are typically paid directly by the tenant. Our modified gross leases provide that the tenant pays us a base rent and we are responsible for the payment of all property expenses. In our modified gross leases, we typically negotiate that a proportional share of increases in expenses such as real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs that exceed a base rate, are reimbursed to us by the tenant. The leases for the properties in our portfolio have remaining lease terms that range from month-to-month to over 10 years, with a weighted average remaining lease term of 4.7 years as of December 31, 2021 based on GLA. Anchor tenant leases are typically for 10 to 20 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect us against significant vacancies and to ensure the presence of strong tenants that draw consumers to our centers. The shorter terms of smaller store leases allow us under appropriate circumstances to adjust rental rates periodically and, where possible, upgrade or adjust the overall tenant mix.

Tenant Underwriting

We use a number of industry credit rating services to determine the creditworthiness of potential tenants and any personal guarantor or corporate guarantor of each potential tenant. In addition, we review the prospective tenants’ business plans and financial models. We have established leasing guidelines to use in evaluating prospective tenants and proposed lease terms and conditions. For existing tenants looking to extend with us, we look at their past payment record.

Competition

We believe that the market for retail properties and financially stable tenants has historically been extremely competitive and has become even more competitive as a result of the current retail environment. We compete with a number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly traded and privately held real estate investment trusts ("REITs") and other real estate companies, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do.

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

Americans with Disabilities Act of 1990

Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Employees

We have a company-wide commitment to a set of core principles—Teamwork, Respect, Integrity, Balance, Accountability and Leadership, or TRIBAL. We believe our TRIBAL principles lead to greater employee retention, collaboration and efficiency, which increases our ability to provide high quality service to our tenants and deliver attractive risk-adjusted returns to our stockholders.

As of December 31, 2021, we have 44 employees, all of which are full time employees.

Corporate Information

Our principal executive office is located at 7250 Woodmont Avenue, Suite 350, Bethesda, Maryland 20814. The telephone number for our principal executive office is (301) 828-1200. We maintain a website located at broadstreetrealty.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this report or any other report or document we file with or furnish to the SEC.

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

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flows, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” included elsewhere in this report.

Risks Related to Our Business and Properties

The ongoing COVID-19 pandemic and measures intended to mitigate its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our tenants and rental revenue. We have observed the impact of COVID-19 manifest in the form of limited operations among our tenants, which has resulted, and may in the future result in, a decline in on-time rental payments and requests from tenants for temporary rental relief. The extent of the COVID-19 pandemic’s effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the effectiveness, including the deployment, of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. Given this uncertainty, we cannot accurately predict the effect on future periods.

While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, and inflation, as well as COVID-19 variants, are impacting the pace of the recovery. Even as governmental restrictions are lifted, our tenants may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants' businesses and our tenants' ability to adequately staff their businesses. If the impacts of the pandemic continue, we expect that certain tenants will experience greater financial distress, which could result in additional tenants being unable to pay contractual rent (including deferred rent) on a timely basis, or at all, additional requests for rent relief, early lease terminations, tenant bankruptcies, decrease in occupancy, reductions in rent, or increases in rent concessions or other accommodations. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. These factors also may adversely affect the value of our properties. The extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.

We primarily rely upon external sources of capital, including debt and equity financing, to fund our capital needs, including acquisitions, development opportunities and repayment of debt maturities. We have encountered, and may continue to encounter, difficulties obtaining the necessary capital to finance the pending Midtown Row Acquisition and service and refinance our existing indebtedness, including approximately $17.3 million of debt that matures in 2022 and approximately $75.4 million of debt that matures in January 2023, subject to two one-year extension options that are subject to certain conditions. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock, and our access to capital is currently constrained by our existing debt and the lack of an active trading market for our common stock. Economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets, could exacerbate the issues we have encountered obtaining financing.

We may not have access to capital in order to be able to refinance debt as it comes due, make debt service payments, acquire additional properties or pay dividends to our stockholders. In addition, although our common stock is quoted on the OTCQX Best Market (the "OTCQX"), an over-the-counter stock market, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. If we cannot obtain capital from third-party sources, we may not be able to meet the capital and operating needs of our existing properties, satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist, or make cash distributions to our stockholders.

Substantially all of the properties in our portfolio are located in the greater Mid-Atlantic and Colorado regions. Adverse economic or regulatory developments in this area could materially and adversely affect our business.

Thirteen of the 15 properties currently in our portfolio are located in the Mid-Atlantic region, including Maryland, Pennsylvania, Virginia and Washington, D.C., and two properties are located in the Denver, Colorado area. Of the two pending mergers, one of the properties is in the Mid-Atlantic region and the other is in the Denver, Colorado area. As a result of this geographic concentration, our business is dependent on the condition of the economy in these regions generally and the respective markets for retail real estate in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail space resulting from the COVID-19 pandemic and related economic fallout, the regulatory environment, business climate or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

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

We depend primarily upon tenant leases for our revenue. Our ability to sustain our rental revenue depends on the financial stability of our tenants, any of whom may experience a change in its business at any time. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, and cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Furthermore, certain of our tenants have experienced limited operations as a result of the COVID-19 pandemic and measures intended to mitigate its spread. See “—The ongoing COVID-19 pandemic and measures intended to mitigate its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.” As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy and abandon the leased property. Any of these actions could result in a significant reduction or total loss of the revenue from the affected leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property.

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

If a tenant files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition, results of operations and cash flows.

We have a substantial amount of indebtedness outstanding, which could materially and adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

As of December 31, 2021, we had an aggregate of $180.1 million of outstanding indebtedness, including $13.1 million of preferred equity in the Sub-OP (as defined below), BSV Highlandtown (as defined below) and BSV Spotswood (as defined below) that is classified as indebtedness on our balance sheet. We expect to incur or assume an aggregate of $24.4 million in additional indebtedness in connection with the closings of the two pending Mergers. In addition, we may need to incur additional indebtedness to fund the $122.0 million purchase price for our pending Midtown Row Acquisition. We may also need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes. If we incur additional debt, the related risks that we now face could intensify. Our substantial indebtedness could have material adverse consequences to us, including:

•
making it more difficult for us to meet our debt service obligations;
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

Each property in our portfolio is, and the two properties we expect to acquire in the remaining Mergers will be and the pending Midtown Row Acquisition may be, subject to secured indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For example, we have two mortgage loans and a mezzanine loan on two properties totaling approximately $17.3 million, which mature during 2022, and the $66.8 million Basis Term Loan, which is secured by mortgages on six properties and matures in January 2023, subject to two one-year extension options that are subject to certain conditions. We can provide no assurances that we will be able to refinance these loans on favorable terms, or at all, or exercise our extension options for the Basis Term Loan. If we are unable to refinance or extend the loans, the lenders will have the right to place their loans in default and ultimately foreclose on the properties. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. If any of our properties are foreclosed upon due to a default, it could materially and adversely affect our financial condition, results of operations, cash flows and cash available for distribution to our stockholders.

The Basis Loan Agreement, the Sub-OP Agreement and the operating agreements of BSV Highlandtown and BSV Spotswood contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

Entities affiliated with Basis Management Group, LLC ("Basis") have substantial rights under the Basis Loan Agreement and the Sub-OP Operating Agreement (each as defined below), in particular, with respect to the properties owned by the Sub-OP, which secure the Basis Term Loan (as defined below). Similarly, Lamont Street Partners LLC ("Lamont Street") has substantial rights under the operating agreements of BSV Highlandtown and BSV Spotswood. Under these agreements, the following are either prohibited or require the approval of Basis or Lamont Street, as applicable:

•
the sale of properties owned by the Sub-OP (Avondale, Coral Hills, Crestview, Dekalb, Hollinswood, Midtown Colonial, Midtown Lamonticello, Vista Shops and West Broad), BSV Highlandtown (Highlandtown) or BSV Spotswood (Spotswood);
•
any change in control of the Company (as defined in the applicable agreements), which, for the Sub-OP, includes any event in which Mr. Jacoby ceases to be our chairman and chief executive officer and actively involved in our daily activities and a competent and experienced replacement person is not approved by Basis within 90 days of him ceasing to serve in such roles;
•
the incurrence of new indebtedness or modification of existing indebtedness by the entities;
•
capital expenditures over certain thresholds on properties owned by the entities;
•
any proposed change to a property directly or indirectly owned by the entities;
•
direct or indirect acquisitions of new properties by the entities;
•
the issuance of new membership interests in the entities;
•
the entry into any new material lease or any amendment to an existing material lease with respect to the applicable properties; and
•
decisions regarding the dissolution, winding up or liquidation of the entities.

Under certain circumstances, including in the event that their preferred interests are not redeemed on or prior to the redemption date, Basis and Lamont Street, as applicable, may remove the Operating Partnership as the manager of the applicable entities and their property-owning subsidiaries. In addition, if the debt service coverage ratio under the Basis Loan Agreement falls below 1.05x for two consecutive calendar quarters, the Basis Lender (as defined below) has the right to remove us as the manager of the six properties securing the Basis Term Loan. If the Basis Lender removed us as the manager of these properties, we would no longer manage the day-to-day operations of those properties.

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

Basis’ and Lamont Street's rights may significantly impede our ability to operate our business and manage our properties. Furthermore, these rights may prevent us from engaging in transactions, including change of control or financing transactions, that otherwise would be attractive to us. The foregoing could adversely affect our financial condition, results of operations and cash flows, the market value of our common stock and our ability to pay dividends to our common stockholders in the future. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Covenants in our debt agreements could adversely affect our financial condition, results of operations and cash flows and the trading price of our common stock.

In addition to the restrictions provided in the Basis Loan Agreement and the Sub-OP Operating Agreement described above, other documents evidencing indebtedness contain certain financial covenants and affirmative and restrictive covenants, including, among other things, with respect to insurance coverage and our ability to incur additional indebtedness. The MVB Loan Agreement (as defined below) also requires us to maintain (as such terms are defined in the MVB Loan Agreement (i) a debt service coverage ratio of at least 1.00 to 1, (ii) an EBITDA to consolidated funded debt ratio of at least 7.0% and (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $3.0 million. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage, Greenwood mortgage and Lamar Station Plaza East mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40x, 1.50x, 1.30x, 1.30x, 1.00x, 1.15x, 1.40x and 1.25x, respectively. These limitations may restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flows and the market value of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

There are conditions that raise substantial doubt about our ability to continue as a going concern.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition, liquidity sources and debt maturities, including the Basis Term Loan and the Basis Preferred Interest (as defined below) totaling approximately $75.4 million, which mature on January 1, 2023, subject to two one-year extension options that are subject to certain conditions. Management believes that we will meet the conditions necessary to exercise our extension options under the Basis Term Loan and the Basis Preferred Interest prior to their maturity. Management also is in discussions with other lenders to refinance the Basis Term Loan and the Basis Preferred Interest with new loans, which management believes will be available on acceptable terms based on discussions with lenders and the loan-to-value ratios of the properties securing the Basis Term Loan. There can be no assurances, however, that we will be successful in exercising these extension options or refinancing the Basis Term Loan and the Basis Preferred Interest prior to their maturity. If we are unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan. If we are unable to extend or redeem the Basis Preferred Interest prior to the mandatory redemption date, the Preferred Investor may remove the Operating Partnership as the manager of the Sub-OP and as the manager of the property-owning entities held under the Sub-OP.

Although management believes that we will be able to extend or refinance our debt prior to maturity, including the Basis Term Loan and the Basis Preferred Interest, it is possible that we may be unable extend or refinance such debt, which creates substantial doubt about our ability to continue as a going concern for a period of one year after the date of that the financial statements included in this report are issued, and our independent registered public accounting firm has included an explanatory paragraph regarding our ability to continue as a going concern in its report on our financial statements included in this report. Although the Basis Term Loan and the Basis Preferred Interest have two one-year extension options, those extension options are subject to certain conditions. If we are unable to exercise the extension options, we will be dependent on additional debt and/or equity financing to repay such obligations, which may not be available on acceptable terms or at all. If we are unable to raise needed funds on acceptable terms, we will not be able to repay our debt at maturity, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. The financial statements included in this report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Our pending acquisitions are subject to conditions and may not close in a timely manner or at all.

The completion of each of the remaining two Mergers and the Midtown Row Acquisition is subject to certain conditions, including, among others, obtaining the consent from the requisite lenders and refinancing certain indebtedness secured by the properties to be acquired in such transactions. There can be no assurances that we will be able to meet these conditions or obtain the necessary financing to close the remaining Mergers or the Midtown Row Acquisition. Therefore, there can be no assurance with respect to the timing of the closing of the remaining two Mergers or the Midtown Row Acquisition or that such transactions will be completed at all. If we are unable to complete the Mergers or the Midtown Row Acquisition, we will own a less diversified portfolio of properties and will have less rental revenue, which could adversely impact our results of operations, financial condition and ability to pay dividends to our stockholders.

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
•
even if we enter into agreements for the acquisition of properties, these agreements are subject to customary closing conditions, including the satisfactory results of our due diligence investigations; and
•
we have limited access to additional capital and may be unable to obtain financing for acquisitions on favorable terms, or at all, as a result of our existing indebtedness, market conditions or other factors. See “—We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.”

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

Until we have greater access to capital, we intend to make acquisitions through joint ventures, partnerships, co-tenancies or other syndicated or co-ownership arrangements entered into with affiliates or third parties. For example, as described above, Basis has substantial rights under the Sub-OP Operating Agreement, and Lamont Street Partners LLC has substantial rights under the respective operating agreements of BSV Highlandtown and BSV Spotswood. We may also enter into joint ventures to redevelop or develop properties. Such investments may involve risks not otherwise present when acquiring real estate directly, including the following:

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

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues or cash flows decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced if a property is not fully occupied or other circumstances cause our revenues or cash flows to decrease, which could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

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

As of December 31, 2021, leases representing approximately 5.3% and 14.3% of our total annualized base rent are scheduled to expire by the end of 2022 and 2023, respectively, assuming no exercise of renewal options or early termination rights. In addition, approximately 11.9% of the square footage at our properties was available for rent as of December 31, 2021. We compete with many other entities engaged in real estate investment and leasing activities, including national, regional and local owners, operators, acquirers and developers. If our competitors offer retail space at rental rates below current market rates or below the rental rates that we currently charge our tenants, we may lose potential tenants. Even if our tenants renew their leases or we are able to re-lease the space, the terms and other costs of renewal or re-leasing, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-lease space in a reasonable time, or if rental rates decline or tenant improvement costs increase, leasing commissions or other costs increase, our business, financial condition and results of operations, ability to make distributions and ability to satisfy our debt service obligations could be materially and adversely affected.

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

As of December 31, 2021, we had approximately $129.4 million in floating-rate indebtedness, and we may enter into debt instruments with variable interest rates in the future. Increases in interest rates on variable rate debt will increase our interest expense, unless we make arrangements to hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, increase the cost of financing or impair our ability to pay dividends to our stockholders. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.

The phase-out of London Interbank Offered Rate ("LIBOR") could affect interest rates under our variable rate debt, interest rate swaps and interest rate cap agreements.

LIBOR is used as a reference rate for our Basis Term Loan, various of our mortgage indebtedness, our interest rate swap and interest rate cap agreements. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR ceased the publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021. On November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that the remaining U.S. LIBOR values would cease being computed and published from December 31, 2021 to June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. It is expected that new contracts will not reference LIBOR and will instead use SOFR or other alternative reference rates. At this time, we cannot predict the effect of any discontinuance, modification or other reforms to LIBOR or if SOFR, or another alternative reference rate, will attain market traction as a LIBOR replacement. As LIBOR phases out and ceases to exist, we will need to agree upon a benchmark replacement index with the lenders for debt using LIBOR as a reference rate, and as such the interest rate on any existing debt using LIBOR may change. The new rate may not be as favorable as those in effect prior to the LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

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

Our management team had no prior experience operating a public company prior to their appointment in December 2019, and we cannot assure you that the past experience of our senior management team will be sufficient to successfully operate as a public company.

Our board of directors and senior management team have overall responsibility for the management of the Company and, while certain members of our senior management team and directors have extensive experience in real estate marketing, development, management, finance and law, few members of our senior management team and board of directors had prior experience in operating a public company prior to their appointment in December 2019. As a public company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy the company’s periodic SEC reporting. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate a public company.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As described under Item 9A—Controls and Procedures, we conducted our assessment of our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2021, the end of our last fiscal year. Our assessment noted that while remediation of the previously identified material weaknesses is in process, such remediation has not been completed nor have the remediated controls been in place for a sufficient amount of time to conclude as to their operating effectiveness. Consequently, the material weaknesses as noted previously remain at December 31, 2021 and our internal controls over financial reporting are ineffective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion and as a result of the Mergers, we did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These material weaknesses contributed to additional material weaknesses within certain business processes and the information technology environment. See Item 9A “Controls and Procedures—Material Weaknesses.” Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures.

The majority of the control improvement efforts have been completed as of December 31, 2021, with the remainder expected to be completed during the fiscal year ending December 31, 2022. While we believe that our efforts described under Item 9A “Controls and Procedures—Remediation Plan” will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. The continued existence of material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, any of which could cause the value of our common stock to decline.

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

Compliance with the ADA and fire, safety and other regulations may require us to make unexpected expenditures that adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders.

Under the ADA all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of such properties, with respect to access thereto by disabled persons. We have not conducted a detailed audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other similar legislation, then we would be required to incur additional costs to bring such property into compliance, which could adversely affect our financial condition, results of operations and cash flows. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, which could materially and adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders.

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

Although our common stock is quoted on the OTCQX, there is a very limited trading market for our common stock, which limits your ability to resell shares of our common stock. The OTCQX quotation platform is an inter-dealer market that is less regulated than the major securities markets. There can be no assurances that an active trading market for our common stock will develop or be sustained. Accordingly, there can be no assurance as to the ability of holders of shares of our common stock to sell their shares or the prices at which holders may be able to sell their shares.

In addition, all of the shares of our common stock that were issued in the Mergers were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Those shares may not be offered or sold unless the offer and sale is registered under, or exempt from the registration requirements of, the Securities Act, and we do not intend to register the offer and sale of those shares. Pursuant to Rule 144 under the Securities Act, those shares may be transferred without registration only if we satisfy the current public information requirement of Rule 144, which requires that we have filed all required periodic reports under the Exchange Act during the 12 months preceding such sale. If we do not satisfy the current public information requirement of Rule 144, shares of common stock issued in the Mergers that have been completed to date cannot be transferred pursuant to Rule 144 under the Securities Act.

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
•
the realization of any of the other risk factors included in this report; and
•
general market and economic conditions, including as a result of the COVID-19 pandemic.

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

In connection with the Mergers, we have issued 28,744,641 shares of common stock and 2,827,904 OP units and expect to issue an additional 1,317,055 shares of common stock and 573,529 OP units in the remaining two Mergers. OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance. Pursuant to Rule 144 under the Securities Act, the shares of common stock issued to non-affiliates in the Mergers will become freely transferable by the holders thereof six months after issuance, subject to us meeting the current public information requirement under Rule 144. In addition, from time to time we may issue additional shares of common stock or OP units in connection with the acquisition of properties, as compensation or otherwise, and we may grant registration rights in connection with such issuances.

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

As of April 8, 2022, Messrs. Jacoby and Yockey together owned approximately 16.4% of the outstanding shares of our common stock and 18.8% of the combined outstanding shares of common stock and OP units (which OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance). Furthermore, if all of the Mergers are completed, they will own 18.7% of the combined outstanding shares of common stock and OP units. In addition, Mr. Neal, a member of our board of directors, owned approximately 2.9% of the outstanding shares of our common stock as of April 8, 2022. Consequently, certain members of our management and our board of directors, whose economic, tax or business interests or goals may be different or inconsistent with ours, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors and the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

Messrs. Jacoby, Yockey, Topchy, Holden and Foster collectively own a 20.9% interest in an entity that is redeveloping a property that formerly was a part of our Midtown Colonial property into a mixed-use facility with retail on the ground floor and multi-family above. When the redevelopment is complete, we will manage the retail portion of the property. However, we will have no ownership interest in the property. As a result of their ownership interest in this entity, Messrs. Jacoby, Yockey, Topchy, Holden and Foster will have conflicts of interest. The retail portion of the property owned in part by Messrs. Jacoby, Yockey, Topchy, Holden and Foster may compete with properties we own, including the portion of Midtown Colonial that we own. Furthermore, our directors and officers may invest in other properties in the future that compete with properties owned by us.

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

Messrs. Jacoby and Yockey entered into a representation, warranty and indemnification agreement with the Company and the Operating Partnership, pursuant to which they have agreed to indemnify the Company and the Operating Partnership for certain breaches of the representations and warranties of certain parties to the merger agreements for a period of one year following the closing of the Mergers. We may choose not to enforce, or to enforce less vigorously, our rights under this agreement because of our desire to maintain ongoing relationships with Messrs. Jacoby and Yockey, which could have a negative impact on stockholders.

Furthermore, Messrs. Jacoby, Yockey, Topchy and Neal have ownership interests in the property-owning entities that are party to the Mergers that have not closed. As a result, there are inherent conflicts of interest in the remaining Mergers. As a result of these relationships, we may choose not to enforce, or to enforce less vigorously, our rights under the merger agreements for the remaining Mergers. Furthermore, our decision about whether or not to continue to pursue the closings of these Mergers could be impacted by these relationships.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The information set forth under “Our Portfolio” in Item 1 of this report is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX under the symbol “BRST.” On April 8, 2022, there were 618 holders of record. Such information was obtained through our registrar and transfer agent. The quotations on the OTCQX are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Dividends

We do not have a history of paying cash dividends to holders of our common stock. In the future, we intend to make regular quarterly distributions to the holders of our common stock. However, we can provide no assurances as to the timing of dividends or as to the amount of dividends. Our ability to make distributions will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations to us and unanticipated expenditures. For more information regarding factors that could materially and adversely affect our actual results of operations and ability to make distributions to our stockholders, see Item 1.A “Risk Factors” included elsewhere in this report. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and the capital requirements of our company. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distributions. However, we currently have no intention to make distributions using shares of our common stock.

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

Unregistered Sales of Equity Securities

Under the terms of the partnership agreement of our Operating Partnership, holders of OP units may, subject to certain conditions, tender their OP units for redemption by our Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our option and sole discretion, for shares of our common stock on a one-for-one basis. During the three months ended December 31, 2021, we issued 36,064 shares of common stock in connection with the redemption of OP units. The shares of common stock were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

From time to time, we could be deemed to have purchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event. During the three months ended December 31, 2021, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2020 Equity Incentive Plan (the "Plan"). The following table summarizes all of these repurchases during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs
October 1 through October 31, 2021	—	$—	N/A	N/A
November 1 through November 30, 2021	—	$—	N/A	N/A
December 1 through December 31, 2021	4,781	$2.49	N/A	N/A
Total	4,781

(1)
The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a discussion of our financial condition and comparative results of operations and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in this report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this report.

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2021, we owned 15 properties with an additional three properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. As of December 31, 2021, the properties in our portfolio were 88.1% leased and 84.7% occupied. We are focused on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of December 31, 2021 and 2020.

	As of	As of
	December 31, 2021	December 31, 2020
Number of properties	15	11
Number of states	5	5
Total square feet (in thousands)	1,737	1,055
Anchor spaces	917	566
Inline spaces	820	489
Leased % of rentable square feet (1):
Total portfolio	88.1%	85.8%
Anchor spaces	94.3%	93.4%
Inline spaces	81.3%	77.0%
Occupied % of rentable square feet:
Total portfolio	84.7%	82.6%
Anchor spaces	91.9%	90.7%
Inline spaces	76.7%	73.2%
Average remaining lease term (in years) (2)	4.7	5.4
Annualized base rent per leased square feet (3)	$13.83	$13.80

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2021, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.7% as of December 31, 2021.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2021.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2021, we owned 91.9% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

Acquisitions

On July 2, 2020, we closed one Merger whereby we acquired Lamar Station Plaza East. During 2021, we closed four additional Mergers whereby we acquired Highlandtown Village Shopping Center, Cromwell Field Shopping Center, Spotswood Valley Square Shopping Center and The Shops at Greenwood Village on May 21, 2021, May 26, 2021, June 4, 2021, and October 6, 2021, respectively.

Impact of COVID-19

We continue to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, we have entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2020; in 2021 we had only one lease modification related to COVID-19, which was approximately $16,000 related to contractual rent owed February 2021 through April 2021. Approximately $0.3 million of the total deferred rent from all lease modifications since April 2020 remained outstanding and to be billed as of December 31, 2021 and has a weighted average payback period of approximately 26 months. As of April 15, 2022, we have given rent deferrals to 36 tenants (approximately 12.0% of our total tenants representing approximately 2.8% of our annualized base rent at December 31, 2021) with eight tenants still on a payment plan. All but four tenants are compliant with their plan.

However, even as conditions improve and governmental restrictions are lifted, the ability of our tenants to successfully operate their businesses and pay rent may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to our tenants' businesses and our tenants' ability to adequately staff their businesses. The extent of the COVID-19 pandemic's effect on our future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the effectiveness, including the deployment, of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict.

How We Derive Our Revenue

We derive a substantial majority of our revenue from rents received from our tenants at each of our properties. Our leases are generally triple net, pursuant to which the tenant is responsible for property expenses, including real estate taxes, insurance and maintenance, or modified gross, pursuant to which the tenant generally reimburses us for its proportional share of expenses. As of December 31, 2021, our portfolio (i) had annualized base rent of $21.2 million, (ii) had an annualized base rent per square foot of $13.83, (iii) was 88.1% leased (84.7% occupied) to a diversified group of tenants and (iv) had no tenant accounting for more than 4.0% of the total annualized base rent. We also operate a third-party property management and brokerage business unit. Our brokerage business primarily consists of representations of commercial tenants for their office and retail real estate needs, either for lease transactions or purchase and sale transactions. Until we close the remaining two Mergers, we will receive property management fees for the management of those properties.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of December 31, 2021, approximately 60.2% of our portfolio (based on leased GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of December 31, 2021, approximately 11.9% of our GLA was vacant and approximately 5.6% of our leases (based on total GLA) were month-to-month or scheduled to expire on or before December 31, 2022. See “Item 1 Business—Our Portfolio—Lease Expirations.” Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

Acquisitions

Over the long-term, we intend to grow our portfolio through the acquisition of additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. We have established relationships with a wide variety of market participants, including tenants, leasing agents, investment sales brokers, property owners and lenders, in our target markets and beyond and, over the long-term, we believe that we will have opportunities to acquire properties that meet our investment criteria at attractive prices. See “Business—Portfolio—Pending Mergers” and “Business—Portfolio—Pending Midtown Row Acquisition.”

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

We assess the fair value of acquired assets and acquired liabilities in accordance with the ASC Topic 805 Business Combinations and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market and economic conditions that may affect the property. The most significant components of our allocations are typically the allocation of fair value to land and buildings and in-place leases and other intangible assets. The estimates of the fair value of buildings will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired.

For any value assigned to in-place leases and other intangibles, including the assessment as to the existence of any above-or below-market leases, management makes its best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. The values of any identified above-or below-market leases are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or for below-market leases including any bargain renewal option terms. Above-market lease values are recorded as a reduction of rental income over the lease term while below-market lease values are recorded as an increase to rental income over the lease term. The recorded values of in-place lease intangibles are recognized in amortization expense over the initial term of the respective leases.

Transaction costs related to asset acquisitions are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed business combinations are expensed as incurred.

Asset Impairment

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses if there are triggering events including macroeconomic conditions, loss of an anchor tenant and the ability to re-tenant the space, significant and persistent delinquencies, unanticipated decreases in or sustained reductions of net operating income and government-mandated compliance with an adverse effect to the Company's cost basis or operating costs. If management concludes there are triggering events, we then assess the impairment of properties individually. Impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and the undiscounted future cash flow analysis. Subsequent changes in estimated undiscounted cash flows could affect the determination of whether an impairment exists.

Income Taxes

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

Recently Issued Accounting Standards

See Note 2 “Accounting Policies and Related Matters” in the notes to the consolidated financial statements for information concerning recently issued accounting standards.

Results of Operations

This section provides a comparative discussion on our results of operations and should be read in conjunction with our consolidated financial statements, including the accompanying notes. See "Critical Accounting Policies and Estimates" for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

	For the year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenues
Rental income	$21,408	$15,864	$5,544	35%
Commissions	2,836	2,437	399	16%
Management and other fees	1,105	1,358	(253)	(19%)
Total revenues	25,349	19,659	5,690	29%
Expenses
Cost of services	1,824	1,685	139	8%
Depreciation and amortization	12,501	9,939	2,562	26%
Property operating	5,694	3,914	1,780	45%
Bad debt expense	34	320	(286)	(89%)
General and administrative	11,360	8,911	2,449	27%
Total operating expenses	31,413	24,769	6,644	27%
Operating loss	(6,064)	(5,110)	(954)	19%

Other income (expense)
Net interest and other income (expense)	(33)	55	(88)	(160%)
Derivative fair value adjustment	353	(639)	992	155%
Interest expense	(9,961)	(6,676)	(3,285)	49%
Gain on extinguishment of debt	1,528	—	1,528	N/A
Other expense	(100)	(187)	87	(47%)
Total other income (expense)	(8,213)	(7,447)	(766)	10%

Income tax benefit	3,533	3,033	500	16%
Net loss	$(10,744)	$(9,524)	$(1,220)	13%
Plus: Net loss attributable to noncontrolling interest	1,236	1,379	(143)	(10%)
Net loss attributable to common stockholders	$(9,508)	$(8,145)	$(1,363)	17%

Revenues for the year ended December 31, 2021 increased approximately $5.7 million, or 29%, compared to the year ended December 31, 2020, as a result of an approximately $5.5 million increase in rental income and an approximately $0.4 million increase in commissions. These increases were partially offset by an approximately $0.3 million decrease in management and other fees. Rental income increased as a result of the acquisition of three properties in the second quarter of 2021 and one property in the fourth quarter of 2021. The increase in commissions is mainly attributable to a larger transaction volume during 2021 due to transactions delayed in 2020 related to COVID-19. The decrease in management and other fees is mainly attributable to fees recognized in 2020 related to the properties acquired by the Company during 2021.

Total operating expenses for the year ended December 31, 2021 increased approximately $6.6 million, or 27%, compared to the year ended December 31, 2020, primarily from: (i) an increase in depreciation and amortization expense of approximately $2.6 million primarily related to five properties that were acquired since July 2020 (which comprise $3.8 million of the total depreciation and amortization expense, partially offset by a $1.5 million decrease in amortization of in-place lease tangibles); (ii) an increase in general and administrative expenses of approximately $2.4 million mainly attributable to an increase in professional service fees including legal, audit and tax fees of approximately $0.7 million, an increase in stock compensation expense of approximately $0.6 million, higher payroll and related expenses of approximately $0.6 million, an increase in leasing commissions of approximately $0.3 million, and an increase in fees to operate as a public company, including directors and officers insurance, board of directors fees and filing fees of approximately $0.1 million; and (iii) an increase in property operating expenses of $1.8 million, of which $1.4 million is related to the five properties acquired since July 2020 and $0.2 million related to an increase in snow removal expense.

The gain on derivative fair value adjustment was approximately $0.4 million for the year ended December 31, 2021 compared to a loss of $0.6 million for the year ended December 31, 2020. The increase of approximately $1.0 million was primarily due to the interest rate swaps the Company entered into on July 1, 2021 and December 27, 2019.

Interest expense for the year ended December 31, 2021 increased approximately $3.3 million, or 49%, compared to the year ended December 31, 2020, primarily due to debt that was assumed or originated in connection with the five properties that were acquired since July 2020.

The gain on extinguishment of debt of approximately $1.5 million for the year ended December 31, 2021 is related to the forgiveness of the PPP Loan and Second PPP Loan (each as defined below) described under the heading "Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—PPP Loans".

Income tax benefit increased approximately $0.5 million over the prior year, which is attributable to the timing of the completion of the Mergers in 2021.

Net loss attributable to noncontrolling interest for the year ended December 31, 2021 decreased approximately $0.1 million compared to the year ended December 31, 2020. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investments in the operating results of the Operating Partnership from the completion of the Mergers on December 27, 2019.

Non-GAAP Performance Measures

We present the non-GAAP performance measures set forth below. These measures should not be considered as an alternative to, or more meaningful than, net income (calculated in accordance with GAAP) or other GAAP financial measures, as an indicator of financial performance and are not alternatives to, or more meaningful than, cash flow from operating activities (calculated in accordance with GAAP) as a measure of liquidity. Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental financial results to those calculated in accordance with GAAP. Our computation of these non-GAAP performance measures may differ in certain respects from the methodology utilized by other real estate companies and, therefore, may not be comparable to similarly titled measures presented by other real estate companies. Investors are cautioned that items excluded from these non-GAAP performance measures are relevant to understanding and addressing financial performance.

Funds From Operations and Adjusted Funds from Operations

Funds from operations ("FFO") is a supplemental non-GAAP financial measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as follows: net income (loss), computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Considering the nature of our business as a real estate owner and operator, we believe that FFO is useful to investors in measuring our operating and financial performance because the definition excludes items included in net income that do not relate to or are not indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analysis of operating and financial performance more difficult, such as gains and losses from the sale of certain real estate assets and impairment write-downs of certain real estate assets. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating properties, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. Also, FFO should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

Adjusted FFO ("AFFO") is calculated by excluding the effect of certain items that do not reflect ongoing property operations, including stock-based compensation expense, deferred financing and debt issuance cost amortization, non-real estate depreciation and amortization, straight-line rent and other non-comparable or non-operating items. Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.

AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance. We believe that Net income/(loss) is the most directly comparable GAAP financial measure to AFFO.

Management believes that AFFO is a widely recognized measure of the operations of real estate companies, and presenting AFFO enables investors to assess our performance in comparison to other real estate companies. AFFO should not be considered as an alternative to net income/(loss) (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our reconciliation of net income (loss) to FFO and AFFO for the years ended December 31, 2021, and 2020 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2021	2020
Net loss	$(10,744)	$(9,524)
Real estate depreciation and amortization	12,014	9,515
Amortization of direct leasing costs	8	2
FFO attributable to common shares and OP units	1,278	(7)
Stock-based compensation expense	643	—
Deferred financing and debt issuance cost amortization	1,302	906
Non-real estate depreciation and amortization	19	19
Recurring capital expenditures	(280)	(607)
Straight-line rent revenue	(512)	(855)
Minimum return on preferred interests	(335)	(982)
Non cash derivative fair value adjustment	(353)	639
AFFO attributable to common shares and OP units	$1,762	$(887)

Weighted average shares outstanding to common shares
Diluted	26,928,510	22,029,408

Net loss attributable to common stockholders per share
Diluted (1)	$(0.35)	$(0.37)

Weighted average shares outstanding to common shares and OP units
Diluted	29,747,324	24,857,312

FFO attributable to common shares and OP units
Diluted (2)	$0.04	$—

(1)
The weighted average common shares outstanding used to compute net loss per diluted common share only includes the common shares. We have excluded the OP units since the conversion of OP units is anti-dilutive in the computation of diluted EPS for the periods presented.
(2)
The weighted average common shares outstanding used to compute FFO per diluted common share includes OP units that were excluded from the computation of diluted EPS. Conversion of these OP units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves, additional secured and unsecured debt and, subject to market conditions, the issuance of additional shares of common stock, preferred stock or OP units. As of December 31, 2021 and April 8, 2022, we had unrestricted cash and cash equivalents of approximately $2.8 million and $1.8 million, respectively, available for current liquidity needs and restricted cash of approximately $8.2 million and $8.7 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

We have two mortgage loans and a mezzanine loan on two properties (Cromwell Field Shopping Center and Lamar Station Plaza East) totaling approximately $17.3 million that mature within the next twelve months. We project that we will not have sufficient cash available to pay off the mortgage and mezzanine loans upon maturity, and we are currently seeking to refinance the loans prior to maturity in July 2022 and November 2022. There can be no assurances that we will be successful on the refinance of the mortgage and mezzanine loans on favorable terms or at all. If we are unable to refinance the mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, we would not have any further financial obligation to the lenders as the value of these properties are in excess of the outstanding loan balances.

In addition, the Basis Term Loan and the Basis Preferred Interest totaling approximately $75.4 million mature on January 1, 2023, subject to two one-year extension options that are subject to certain conditions. Management believes that we will meet the conditions necessary to exercise our extension options under the Basis Term Loan and the Basis Preferred Interest prior to their maturity. Management also is in discussions with other lenders to refinance the Basis Term Loan and the Basis Preferred Interest with new loans, which management believes will be available on acceptable terms based on discussions with lenders and the loan-to-value ratios of the properties securing the Basis Term Loan. There can be no assurances, however, that we will be successful in exercising these extension options or refinancing the Basis Term Loan and the Basis Preferred Interest prior to their maturity. If we are unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan. If we are unable to extend or redeem the Basis Preferred Interest prior to the mandatory redemption date, the Preferred Investor may remove the Operating Partnership as the manager of the Sub-OP and as the manager of the property-owning entities held under the Sub-OP.

Although management believes that we will be able to extend or refinance our debt prior to maturity, including the Basis Term Loan and the Basis Preferred Interest, it is possible that we may be unable extend or refinance such debt, which creates substantial doubt about our ability to continue as a going concern for a period of one year after the date of that the financial statements included in this report are issued, and our independent registered public accounting firm has included an explanatory paragraph regarding our ability to continue as a going concern in its report on our financial statements included in this report. The financial statements included in this report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Our pending Midtown Row Acquisition has a purchase price of $122.0 million in cash. We are currently looking into various alternatives to be able to fund the acquisition in cash. There can be no assurances that we will be successful and we may need to incur additional indebtedness to fund the acquisition.

Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTCQX, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of December 31, 2021, we were in compliance with all of the covenants under our debt agreements. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of December 31, 2021:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at December 31, 2021
Basis Term Loan (net of discount of $745)	January 1, 2023	Floating (2)	6.125%	$66,811
Basis Preferred Interest (net of discount of $150) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	8,560
MVB Term Loan	December 27, 2022 (6)	Fixed	6.75%	3,934
MVB Revolver	December 27, 2022 (6)	Floating (7)	6.75%	1,404
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	13,070
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,097
Vista Shops at Golden Mile Loan (net of discount of $39) (9)	June 24, 2023	Fixed	3.83%	11,661
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.85%	9,034
Lamar Station Plaza East Loan (net of discount of $8)	July 17, 2022 (10)	LIBOR + 3.00% (11)	4.00%	3,507
Cromwell Field Shopping Center Land Loan (12)	January 10, 2023	Fixed	6.75%	—
First Paycheck Protection Program Loan	April 20, 2022 (13)	Fixed	1.00%	—
Second Paycheck Protection Program Loan	March 18, 2026 (14)	Fixed	1.00%	—
Lamont Street Preferred Interest (net of discount of $67) (15)	September 30, 2023	Fixed	13.50%	4,498
Highlandtown Village Shopping Center Loan (net of discount of $46)	May 6, 2023	Fixed	4.13%	5,364
Cromwell Field Shopping Center Loan (net of discount of $144)	November 15, 2022	LIBOR + 5.40% (16)	5.90%	12,249
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $18)	November 15, 2022	Fixed	10.00%	1,512
Spotswood Valley Square Shopping Center Loan (net of discount of $94)	July 6, 2023	Fixed	4.82%	12,100
The Shops at Greenwood Village Loan (net of discount of $114)	October 10, 2028	Prime - 0.35% (17)	4.08%	23,296
				180,097
Unamortized deferred financing costs, net				(1,115)
Total				$178,982

_____________________

(1)
At December 31, 2021, the floating rate loans tied to LIBOR were based on the one-month LIBOR rate of 0.1%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.
(3)
The outstanding balance includes approximately $0.8 million of indebtedness as of December 31, 2021, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest.”
(4)
If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest (as defined below) in the Sub-OP will mature at that time.
(5)
In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which $0.9 million was outstanding at December 31, 2021. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.
(6)
In March 2022, the Company entered into a six-month extension on the MVB Term Loan and MVB Revolver (each as defined below) as described under the heading "—MVB Loans."
(7)
The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)
The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(9)
The Company completed the refinance of this loan in March 2021 as described below under the heading “—Other Mortgage Indebtedness.” The prior loan matured on January 25, 2021 and carried an interest rate of LIBOR plus 2.5% per annum.
(10)
In July 2021, the Company entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to July 2022 as described below under the heading "—Other Mortgage Indebtedness".
(11)
The interest rate on the Lamar Station Plaza East Loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.

(12)
The Company paid off the remaining principal balance of the Cromwell land loan during the second quarter of 2021.
(13)
During the first quarter of 2021, the Company received forgiveness for its PPP Loan as described below under the heading “—Paycheck Protection Program Loans.”
(14)
During the third quarter of 2021, the Company received forgiveness for its Second PPP Loan as described below under the heading "—Paycheck Protection Program Loans."
(15)
The outstanding balance includes approximately $0.6 million of indebtedness as of December 31, 2021, related to the Lamont Street Minimum Multiple Amount owed to Lamont Street as described below under the heading "—Lamont Street Preferred Interest."
(16)
The interest rate on the Cromwell Field Shopping Center Loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.
(17)
The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

The following table sets forth our scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2021:

(dollars in thousands)
Year (1)	Amount Due	Percentage of Total
2022	$24,851	13.7%
2023	110,444	61.0%
2024	13,597	7.5%
2025	11,095	6.1%
2026	644	0.4%
Thereafter	20,444	11.3%
	$181,075	100.0%

_____________________

(1)
Does not reflect the exercise of any maturity extension options.

Basis Loan Agreement

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC ("Basis"), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of December 31, 2021, the interest rate of the Basis Term Loan was 6.125% and the balance outstanding was $66.9 million.

Certain of the Borrowers’ obligations under the Basis Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan.

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

If (i) an event of default exists, (ii) the Company's subsidiary serving as the property manager ("BSR") or any other subsidiary of the Company serving as property manager for one of the secured parties becomes bankrupt, insolvent or a debtor in an insolvency proceeding, or there is a change of control of BSR or such other subsidiary without approval by the Basis Lender, (iii) a default occurs under the applicable management agreement, or (iv) the property manager has engaged in fraud, willful misconduct, misappropriation of funds or is grossly negligent with regard to the applicable property, the Basis Lender may require a Borrower to replace BSR or such other subsidiary of the Company as the property manager and hire a third party manager approved by the Basis Lender to manage the applicable property.

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

In addition, if there is a default by the Company under the MVB Loan, by Mr. Jacoby under his guarantee of the MVB Loan or by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the Borrowers’ cash account in which they collect and retain rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as collateral for the Basis Term Loan.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended December 31, 2021, was approximately 1.42x.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis (the “Preferred Investor”), entered into an amended and restated operating agreement (the "Sub-OP Operating Agreement") of Broad Street BIG First OP, LLC a subsidiary of the Operating Partnership (the "Sub-OP"). Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of December 31, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of December 31, 2021 and 2020, the Minimum Multiple Amount was approximately $0.8 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

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

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading "—Other Mortgage Indebtedness," the Company repaid approximately $0.8 million of these funds with the proceeds from the Vista Shops mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. On October 1, 2021, approximately $1.0 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. As of the date of this report, there is no remaining availability to the Company from these capital contributions.

MVB Loans

In December 2019, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan matures on December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to December 27, 2022 under the terms described below. The MVB Term Loan has a fixed interest rate of 6.75% per annum and the MVB Revolver carries an interest rate of the greater of (i) prime rate plus 1.5% and (ii) 6.75%.

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of December 31, 2021.

The MVB Loan Agreement is secured by certain personal property of the Company, the Operating Partnership and BSR. In addition, Mr. Jacoby has pledged a portion of his shares of the Company's common stock and a portion of his OP units in the Operating Partnership as collateral under the MVB Loan Agreement. The obligations of the Company and the Operating Partnership under the MVB Loan Agreement are guaranteed by Mr. Jacoby, in his individual capacity.

The MVB Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The MVB Loan Agreement also requires the Company to maintain (as such terms are defined in the MVB Loan Agreement) (i) a debt service coverage ratio of at least 1.30 to 1.00, (ii) an EBITDA to consolidated funded debt ratio of at least 8.0%, (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $5.0 million (the “Minimum Liquidity Requirement”), and (iv) one or more deposit accounts with MVB with an aggregate minimum balance of $3.0 million (the “Deposit Requirement”). The failure to comply with the Deposit Requirement is not a default under the MVB Loan Agreement but will increase the interest rate under the MVB Term Loan and MVB Revolver by 1.0% until the Deposit Requirement has been satisfied. As described below, MVB agreed to require interest-only payments for three months in 2021 (April, May, and June) and deferred covenant tests until June 30, 2021 and December 31, 2021.

In December 2020, we entered into an amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, we entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing date of our then-pending mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing date of the then-pending merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payments owed by March 31, 2021 and September 30, 2021 have been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv)modified the Minimum Liquidity Requirement to $3.0 million. These amendments were treated as modifications under the accounting standards. The Company is in compliance with all financial coverage as of December 31, 2021.

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

On March 22, 2022, we entered into agreements (the "MVB Amendments") with respect to the MVB Term Loan and the MVB Revolver, which further extended the maturity date of each to June 27, 2023. The MVB Amendments require the repayment of $250,000 on each of the following dates (i) on or before March 31, 2022; (ii) on or before September 30, 2022 and (iii) on or before March 31, 2023. The $250,000 payment owed by March 31, 2022 has been paid. The MVB Amendments also provide for a $2.0 million term loan (the "Second MVB Term Loan"). The Second MVB Term Loan has a fixed interest rate of 6.75% per annum and matures on June 27, 2023. We are required to pay an exit fee to MVB in an amount equal to two percent multiplied by the aggregate principal balance of the

MVB Term Loan, the MVB Revolver and the Second MVB Term Loan at the time of the maturity date or just prior to such repayments. Additionally, the MVB Amendments modified the EBITDA to consolidated funded debt ratio from a minimum of 8.0% to 7.0%.

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood Mergers on May 21, 2021 and June 4, 2021, respectively, Lamont Street contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC (“BSV Highlandtown”) and BSV Spotswood Investors LLC (“BSV Spotswood”) designated as Class A units.

Lamont Street is entitled to a cumulative annual return of 13.5% (the "Lamont Street Class A Return"), of which 10.0% is paid current and 3.5% is accrued. Lamont Street's interests are to be redeemed on or before September 30, 2023 (the "Lamont Street Redemption Date"). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street's net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the "Lamont Street Minimum Multiple Amount"). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of December 31, 2021, the remaining Lamont Street Minimum Multiple Amount was approximately $0.6 million.

Our Operating Partnership serves as the managing member of BSV Highlandtown and BSV Spotswood. However, Lamont Street has approval rights over certain major decisions, including, but not limited to (i) the incurrence of new indebtedness or modification of existing indebtedness by BSV Highlandtown and BSV Spotswood, or their direct or indirect subsidiaries, (ii) capital expenditures over $100,000, (iii) any proposed change to a property directly or indirectly owned by BSV Highlandtown and BSV Spotswood, (iv) direct or indirect acquisitions of new properties by BSV Highlandtown or BSV Spotswood, (v) the sale or other disposition of any property directly or indirectly owned by BSV Highlandtown or BSV Spotswood, (vi) the issuance of additional membership interests in BSV Highlandtown and BSV Spotswood, (vii) any amendment to an existing material lease related to the properties and (viii) decisions regarding the dissolution, winding up or liquidation of BSV Highlandtown or BSV Spotswood or the filing of any bankruptcy petition by BSV Highlandtown and BSV Spotswood or their subsidiaries.

Under certain circumstances, including an event whereby Lamont Street's interests are not redeemed on or prior to the Lamont Street Redemption Date (as it may be extended), Lamont Street may remove our Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood.

Paycheck Protection Program Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the "PPP"), which was established under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan bore interest at a rate of 1.0% per year. During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA and recognized a $0.8 million gain on debt extinguishment in the Company’s statement of operations.

On March 18, 2021, a wholly owned subsidiary of the Company entered into a promissory note with MVB with respect to an unsecured loan of approximately $0.8 million (the “Second PPP Loan”) pursuant to the PPP. The Second PPP Loan bore interest at a rate of 1.0% per year. During the third quarter of 2021, the Company received forgiveness for its entire balance of the Second PPP Loan from the SBA and recognized a $0.8 million gain on debt extinguishment in the Company's statement of operations.

Other Mortgage Indebtedness

As of December 31, 2021 and 2020, we had approximately $94.9 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage and Greenwood Village mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Highlandtown Village Shopping Center	1.30 to 1.00
Cromwell Field Shopping Center	1.00 to 1.00
Spotswood Valley Square Shopping Center	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

The debt service coverage ratio required for the Lamar Station Plaza East mortgage was modified with the loan amendment and is described below.

In March 2021, the Company completed the refinance of the Vista Shops mortgage loan. The new loan has a principal balance of $11.7 million, matures in June 2023, and carries an interest rate of 3.83% per annum. The Company deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender, which was applied as follows during the second quarter of 2021: (i) repaid approximately $0.75 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to the Company in June 2020 under the Basis Preferred Interest as described above under the heading "—Basis Preferred Interest", (ii) paid approximately $46,000 in accrued interest on these funds and (iii) contributed approximately $1.1 million into an escrow account with the Basis Lender which will be used to pay down the outstanding principal balance of the capital contribution upon satisfaction of certain conditions.

In July 2021, the Company entered into a modification of the Lamar Station Plaza East mortgage loan, which extended the maturity date of the loan to July 2022. The amendment also waived the debt service coverage ratio test for the period ending June 30, 2021 and requires a debt service coverage ratio of (i) 1.05 to 1.0 for the three months ended September 30, 2021; (ii) 1.15 to 1.0 for the six months ended December 31, 2021; and (iii) 1.25 to 1.0 for the twelve months ended March 31, 2022.

In connection with the closing of the Merger whereby the Company acquired The Shops at Greenwood Village as described in Notes to Consolidated Financial Statements—Note 3 under the heading "—2021 Real Estate Acquisitions", on October 6, 2021, the Company entered into a $23.5 million mortgage loan secured by the property, which bears interest at prime rate less 0.35% per annum and matures on October 10, 2028. The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

In connection with the closings of the two remaining Mergers, we expect to incur or assume approximately $24.4 million of additional mortgage indebtedness. Our pending Midtown Row Acquisition has a purchase price of $122.0 million in cash. We are currently looking into various alternatives to be able to fund the acquisition in cash. There can be no assurances that we will be successful and we may need to incur additional indebtedness to fund the acquisition.

As of December 31, 2021, we were in compliance with all of the covenants under our debt agreements.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. We also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan. On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 4.082%. Since our derivative instruments are not designated as hedges nor do they meet the criteria for hedge accounting, the fair value is recognized in earnings. For the year ended December 31, 2021, we recognized a $0.4 million gain as a component of "Derivative fair value adjustment" on the consolidated statement of operations.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
(in thousands)	2021	2020	Change
Cash and cash equivalents and restricted cash at beginning of period	$9,983	$11,595	$(1,612)
Net cash used in operating activities	(5,586)	(2,418)	(3,168)
Net cash used in investing activities	(20,235)	(6,247)	(13,988)
Net cash provided by financing activities	26,862	7,053	19,809
Cash and cash equivalents and restricted cash at end of period	$11,024	$9,983	$1,041

Operating Activities- Cash used in operating activities increased by approximately $3.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Operating cash flows were primarily impacted by a net increase in changes in operating assets and liabilities of approximately $3.1 million, of which approximately $4.0 million and $0.5 million are related to the change in accounts payable and accrued liabilities and other assets, respectively. This was partially offset by approximately $1.5 million of net change in accounts receivable.

Investing Activities- Cash used in investing activities during the year ended December 31, 2021 increased by approximately $14.0 million compared to the year ended December 31, 2020. This increase is the result of the acquisitions of four properties during the year ended December 31, 2021 as compared to the acquisition of one property and one parcel of land during the year ended December 31, 2020.

Financing Activities- Cash provided by financing activities for the year ended December 31, 2021 increased by approximately $19.8 million compared to the year ended December 31, 2020. The change resulted primarily from an increase in net borrowings relating to the acquisition of Greenwood Village of $23.5 million, the Lamont Street contribution of $3.9 million, the Lamont Street Minimum Multiple of $1.0 million and the Second PPP Loan of $0.8 million. This was partially offset by an increase in debt repayments during 2021 of approximately $9.9 million.

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

Shareholders and Board of Directors

Broad Street Realty, Inc.

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Broad Street Realty, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has loans with varying debt maturities through January of 2023 for which there can be no guarantee that the Company will be able to refinance or extend the maturity dates of the loans. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Purchase Price Allocation

As described in Note 3 to the consolidated financial statements, during 2021 the Company completed four asset acquisitions for total consideration of $35.4 million. The Company uses estimated cash flow projections in the determination of fair value, which requires significant management judgment. The Company allocates the consideration paid for the acquired real estate to the identifiable assets and liabilities based on their relative fair values.

We identified the allocation of the purchase price related to the four asset acquisitions in 2021 as a critical audit matter. Management applies judgment in selecting market-based assumptions used in the estimated cash flow projections, including forecasts of future revenue and operating expense growth rates, market lease rates, comparable land values, lease-up periods, capitalization rates, and discount rates. In addition, the calculation and analysis of the income tax positions related to the purchase price allocation were complex and requires management to make significant judgments. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort, including the need for specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of significant assumptions, including revenue and operating expense growth rates, market lease rates, lease-up periods, capitalization rates and discount rates, through benchmarking against third-party industry data.
•
Utilizing personnel with specialized knowledge and skills in valuation methodologies to assist in evaluating the reasonableness of the valuation methodologies and assumptions used in the preparation of the purchase price allocation, including estimated market lease rates, comparable land values, lease-up periods, capitalization rates and discount rates.
•
Utilized personnel with specialized tax knowledge in evaluating the reasonableness of the tax positions for the purchase price allocations through the consideration of alternative application of tax laws and regulations.

Assessment of Impairment of Real Estate Properties

The Company’s total real estate properties, net approximated $234.2 million as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company assesses a property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when the expected undiscounted cash flows for a property are less than its carrying amount, at which time the property is written down to its estimated fair value. The Company determined that there were no triggering events that would cause the Company to perform an undiscounted cash flow test on its real estate properties in the current year.

We identified management’s assessment of potential triggering events of impairment of real estate properties as a critical audit matter. Significant management judgment was required in the evaluation of potential impairment indicators, including changes in occupancy, the nature of the real estate properties, and their operating and collections performance compared to historical data. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s assessment of potential impairment indicators, including changes in occupancy, the nature of the real estate properties, and their operating and collections performance compared to historical data.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Potomac, Maryland

April 15, 2022

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Real estate properties
Land	$49,341	$38,458
Building and improvements	171,894	122,988
Intangible lease assets	35,435	20,619
Construction in progress	1,247	2,951
Less accumulated depreciation and amortization	(23,683)	(10,535)
Total real estate properties, net	234,234	174,481

Cash and cash equivalents	2,786	4,105
Restricted cash	8,238	5,878
Tenant and accounts receivable, net of allowance of $75 and $523, respectively	1,812	2,224
Other assets, net	4,599	4,738
Total Assets	$251,669	$191,426

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$178,982	$122,060
Accounts payable and accrued liabilities	11,384	10,486
Unamortized intangible lease liabilities, net	2,729	2,381
Payables due to related parties	626	660
Deferred tax liabilities	8,964	11,853
Deferred revenue	860	502
Total liabilities	203,545	147,942

Commitments and contingencies	—	—

Equity
Preferred Stock, $0.01 par value, 20,000 shares authorized, 500 shares and 500 shares outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 31,873,428 and 22,624,679 issued and outstanding at December 31, 2021 and 2020, respectively	319	225
Additional paid in capital	70,022	54,622
Accumulated deficit	(19,543)	(10,035)
Total Broad Street Realty, Inc. stockholders' equity	50,798	44,812
Noncontrolling interest	(2,674)	(1,328)
Total equity	48,124	43,484
Total Liabilities and Equity	$251,669	$191,426

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020
Revenues
Rental income	$21,408	$15,864
Commissions	2,836	2,437
Management and other fees	1,105	1,358
Total revenues	25,349	19,659
Operating Expenses
Cost of services	1,824	1,685
Depreciation and amortization	12,501	9,939
Property operating	5,694	3,914
Bad debt expense	34	320
General and administrative	11,360	8,911
Total operating expenses	31,413	24,769
Operating loss	(6,064)	(5,110)

Other income (expense)
Net interest and other income (expense)	(33)	55
Derivative fair value adjustment	353	(639)
Interest expense	(9,961)	(6,676)
Gain on extinguishment of debt	1,528	—
Other expense	(100)	(187)
Total other income (expense)	(8,213)	(7,447)

Income tax benefit	3,533	3,033
Net loss	$(10,744)	$(9,524)
Plus: Net loss attributable to noncontrolling interest	1,236	1,379
Net loss attributable to common stockholders	$(9,508)	$(8,145)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.35)	$(0.37)

Weighted average shares outstanding
Basic and diluted	26,928,510	22,029,408

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance at December 31, 2019	500	$—	21,587,336	$216	$53,059	$(1,890)	$51	$51,436
Issuance of Common Stock	—	—	884,143	9	1,563	—	—	1,572
Grants of restricted stock	—	—	153,200	—	—	—	—	—
Net loss	—	—	—	—	—	(8,145)	(1,379)	(9,524)
Balance at December 31, 2020	500	—	22,624,679	225	54,622	(10,035)	(1,328)	43,484
Issuance of Common Stock	—	—	9,119,794	91	14,813	—	(110)	14,794
Grants of restricted stock	—	—	148,657	—	—	—	—	—
Forfeitures of restricted stock	—	—	(7,785)	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(11,917)	—	(33)	—	—	(33)
Issuance of warrants	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	3	639	—	—	642
Tax effect of change in ownership percentage of OP	—	—	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	—	(9,508)	(1,236)	(10,744)
Balance at December 31, 2021	500	$—	31,873,428	$319	$70,022	$(19,543)	$(2,674)	$48,124

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,744)	$(9,524)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income tax benefit	(3,533)	(3,033)
Depreciation and amortization	13,343	10,442
Minimum return on basis preferred interest	(335)	(982)
Gain on extinguishment of debt	(1,528)	—
Straight-line rent receivable	(512)	(855)
Straight-line rent liability	(29)	9
Stock-based compensation	642	—
Change in fair value of derivatives	(353)	639
Bad debt expense	34	320
Write-off of pre-acquisition costs	73	150
Changes in operating assets and liabilities
Accounts receivable	822	(662)
Other assets	221	712
Receivables due from related parties	(185)	13
Accounts payable and accrued liabilities	(3,545)	456
Payables due to related parties	(14)	(12)
Deferred revenues	57	(91)
Net cash used in operating activities	(5,586)	(2,418)
Cash flows from investing activities
Acquisitions of real estate, net of cash and restricted cash received	(16,945)	(2,044)
Capitalized pre-acquisition costs, net of refunds	(196)	120
Capital expenditures for real estate	(3,094)	(4,323)
Net cash used in investing activities	(20,235)	(6,247)
Cash flows from financing activities
Borrowings under debt agreements	41,461	10,539
Repayments under debt agreements	(14,221)	(3,308)
Offering costs	—	(1)
Taxes remitted upon vesting of restricted stock	(33)	—
Debt origination and discount fees	(1,123)	(103)
Proceeds from related parties	1,301	1,149
Payments to related parties	(523)	(1,223)
Net cash provided by financing activities	26,862	7,053
Increase (decrease) in cash, cash equivalents, and restricted cash	1,041	(1,612)
Cash, cash equivalents and restricted cash at beginning of period	9,983	11,595
Cash, cash equivalents and restricted cash at end of period	$11,024	$9,983

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Year Ended December 31,
	2021	2020
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,786	$4,105
Restricted cash	8,238	5,878
Cash, cash equivalents and restricted cash at end of period	$11,024	$9,983
Supplemental Cash Flow Information
Interest paid	$8,473	$5,995
Taxes (refunded) paid, net	(159)	323
Accrued acquisition costs	870	—
Accrued offering costs	457	457
Accrued pre-acquisition costs	4	119
Accrued capital expenditures for real estate	229	10
Supplemental disclosure of non-cash investing and financing activities
Forgiveness of Paycheck Protection Program loan	1,530	—
Acquisition of real estate	(46,406)	(4,101)
Common shares issued in Mergers	14,892	1,583
Debt assumed in Mergers	31,514	2,518

The accompanying notes are an integral part of these consolidated financial statements.

Broad Street Realty, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast, and Colorado markets. As of December 31, 2021, the Company had real estate assets of $257.9 million, gross, in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

(in thousands)
Property Name	City/State	Total Gross Real Estate Assets at December 31, 2021
Avondale Shops	Washington, D.C.	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	17,270
Cromwell Field Shopping Center	Glen Burnie, MD	18,511
Coral Hills Shopping Center	Capitol Heights, MD	16,682
Crestview Square Shopping Center	Landover Hills, MD	18,676
Dekalb Plaza	East Norriton, PA	27,628
The Shops at Greenwood Village	Greenwood Village, CO	31,273
Highlandtown Village Shopping Center	Baltimore, MD	7,401
Hollinswood Shopping Center	Baltimore, MD	25,401
Lamar Station Plaza East	Lakewood, CO	6,106
Midtown Colonial	Williamsburg, VA	14,901
Midtown Lamonticello	Williamsburg, VA	16,241
Spotswood Valley Square Shopping Center	Harrisonburg, VA	14,671
Vista Shops at Golden Mile	Fredrick, MD	14,937
West Broad Commons Shopping Center	Richmond, VA	19,826
		$257,917

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of December 31, 2021, the Company owned 91.9% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

Merger with MedAmerica Properties Inc.

On May 28, 2019, MedAmerica Properties Inc. and certain of its subsidiaries (“MedAmerica”) entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements”) with each of Broad Street Realty, LLC ("BSR"), Broad Street Ventures, LLC ("BSV") and each of the separate 17 separate entities (collectively with BSR and BSV, the "Broad Street Entities") that owned the properties acquired by the Company in the Initial Mergers (as defined below) and to be acquired in the additional Mergers (as defined below). The Merger Agreements relate to a series of 19 mergers (“Mergers”) whereby BSR, BSV and each other Broad Street Entity has or will become subsidiaries of the Company.

On December 27, 2019, the Company completed 11 of the Mergers (the “Initial Mergers”), including the Mergers with BSR and BSV and the Mergers with nine other Broad Street Entities. Upon completion of the Initial Mergers, MedAmerica’s name was changed to “Broad Street Realty, Inc.”

On December 31, 2019, the Company completed one additional Merger whereby it acquired Brookhill Azalea Shopping Center. On July 2, 2020, the Company closed one Merger whereby it acquired Lamar Station Plaza East. During 2021, the Company closed four additional Mergers whereby it acquired Highlandtown Village Shopping

Center, Cromwell Field Shopping Center, Spotswood Valley Square Shopping Center and The Shops at Greenwood Village on May 21, 2021, May 26, 2021, June 4, 2021, and October 6, 2021, respectively.

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

Liquidity, Management’s Plans and Going Concern

The Company's rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company. The Company's contractual rent collections have generally returned to pre-COVID results, and the Company continues to maintain ongoing communications and work with its tenants to collect prior deferred rent and to monitor any additional disruptions to their business. The Company's projected operating model reflects sufficient cash flow to cover its obligations over the next twelve months, except as noted below.

The Company's financing is generally comprised of mortgages secured by the Company's properties that typically mature within three to five years of origination. Management is currently in contact with lenders and brokers in the marketplace to restructure the Company's debt.

Specifically, as of December 31, 2021, the Company has two mortgage loans and a mezzanine loan on two properties with a combined principal balance outstanding of approximately $17.3 million that mature within the next twelve months. The Company projects that it will not have sufficient cash available to pay off the mortgage and mezzanine loans upon maturity and is currently seeking to refinance the loans prior to maturity in July 2022 and November 2022. There can be no assurances that the Company will be successful in its efforts to refinance the mortgage and mezzanine loans on favorable terms or at all. If the Company is unable to refinance these mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, the Company would not have any further financial obligations to the lenders as the value of these properties are in excess of the outstanding loan balances.

In addition, the Basis Term Loan and the Basis Preferred Interest (each as defined below), totaling approximately $75.4 million, mature on January 1, 2023, subject to two one-year extension options that are subject to certain conditions, including a Material Adverse Change clause. Based on discussions with Basis Management Group, LLC (as defined below), they are in agreement that the Company currently meets the debt yield, debt service coverage ratio and loan to value tests to qualify for the extension and, further to that point, if the current market conditions remain the same as of the date of extension of the loans, there is no "Material Adverse Change" event that would impact Basis Management Group, LLC (as defined below) approving the extension request. Management also is in discussions with other lenders to refinance the Basis Term Loan and the Basis Preferred Interest with new loans. There can be no assurances, however, that the Company will be successful in exercising these extension options or refinancing the Basis Term Loan and the Basis Preferred Interest prior to their maturity. If the Company is unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan. If the Company is unable to extend or redeem the Basis Preferred Interest prior to the mandatory redemption date, the Preferred Investor (as defined below) may remove the Operating Partnership as the manager of the Sub-OP (as defined below) and as the manager of the property-owning entities held under the Sub-OP. In addition, if the Company sells or otherwise disposes of properties other than in the ordinary and usual course of its business, the lender under the MVB Loan Agreement (as defined below) could declare an event of default and accelerate the repayment of the MVB Term Loan and MVB Revolver.

Management is in discussions with various lenders to extend or refinance its debt prior to maturity, including the Basis Term Loan and the Basis Preferred Interest. However, there is no assurance that the Company will be able to extend or refinance such debt, which creates substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company's pending Midtown Row Acquisition has a purchase price of $122.0 million in cash. Management is currently looking into various alternatives to be able to fund the acquisition in cash. There can be no assurances that management will be successful and the Company may need to incur additional indebtedness to fund the acquisition.

The Company's access to capital depends upon a number of factors over which the Company has little or no control, including general market conditions, the market's perception of the Company's current and potential future earnings and cash distributions, the Company's current debt levels and the market price of the shares of the Company's common stock. Although the Company's common stock is quoted on the OTCQX Best Market, an over-the-counter stock market, there is a very limited trading market for the Company's common stock, and if a more active trading market is not developed and sustained, the Company will be limited in its ability to issue equity to fund its capital needs. If the Company cannot obtain capital from third-party sources, the Company may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of its existing properties, satisfy its debt service obligations or pay dividends to its stockholders.

As of December 31, 2021, the Company was in compliance with all of the covenants under its debt agreements. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2021.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interest under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company consolidates the Operating Partnership, the Sub-OP (as defined in Note 6 under the heading “—Basis Preferred Interest”), BSV Highlandtown (as defined in Note 6 under the heading "—Lamont Street Preferred Interest") and BSV Spotswood (as defined in Note 6 under the heading "—Lamont Street Preferred Interest"), VIEs in which the Company is considered the primary beneficiary.

Noncontrolling Interest

The portion of equity not owned by the Company in entities controlled by the Company, and thus consolidated, is presented as noncontrolling interest and classified as a component of consolidated equity, separate from total stockholders’ equity on the Company’s consolidated balance sheets. The amount recorded will be based on the noncontrolling interest holder’s initial investment in the consolidated entity, adjusted to reflect the noncontrolling interest holder’s share of earnings or losses in the consolidated entity, any distributions received or additional contributions made by the noncontrolling interest holder and conversion of OP units into common stock. The earnings or losses from the entity attributable to noncontrolling interests are reflected in “net income (loss) attributable to noncontrolling interest” in the consolidated statements of operations.

Segment Reporting

The Company owns, operates, develops and redevelops primarily grocery-anchored shopping centers, street retail-based properties and mixed-use assets. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single reportable segment.

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

The Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of ASC 842 as of the effective date, rather than the earliest period presented. The Company elected the "package of practical expedients," which permits it not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company made an accounting policy election to exempt short-term leases of 12 months or less from balance sheet recognition requirements associated with the new standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being material to the Company. The Company also elected the practical expedient for lessors to combine the lease and non-lease components (primarily impacts common area maintenance reimbursements).

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

Contract Assets and Contract Liabilities

Contract assets include amounts recognized as revenue for which the Company is not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2021 and 2020, the Company did not have any contract assets.

Contract liabilities include advance payments related to performance obligations that have not yet been satisfied and are included in deferred revenue on its consolidated balance sheets. The Company recognizes the contract liability as revenue once it has transferred control of service to the customer and all revenue recognition criteria are met. As of December 31, 2020 and 2021, the Company had approximately $0.1 million of contract liabilities and de minimis contract liabilities, respectively.

Accounts Receivable Under Contracts with Customers

The Company records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with customers. Additionally, the Company records other receivables, included in Other assets, net on the consolidated balance sheets, which represents commission advances to employees. Further, the Company records receivables from affiliated properties. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates our allowance for doubtful accounts for specific accounts and other receivable balances based on historical collection trends, the age of the outstanding accounts and other receivables and existing economic conditions associated with the receivables. Past-due accounts receivable balances are written off to bad debt expense when the Company’s internal collection efforts have been unsuccessful or the advance has been forgiven. As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between its transfer of a promised service to a customer and when the customer pays for that service will be one year or less. The Company does not typically include extended payment terms in its contracts with customers. As of December 31, 2021 and 2020, the Company had approximately $0.9 million and $1.0 million of accounts receivable under contracts with customers.

Tenant and Other Receivables and Lease Inducements

Tenant receivables relate to the amounts currently owed to the Company under the terms of the Company’s lease agreements and is included in Tenant and accounts receivable, net of allowance on the consolidated balance sheets. Straight-line rent receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to the Company according to the contractual agreement. This is included in Other assets, net on the consolidated balance sheets. Lease inducements result from value provided by the Company to the lessee, at the inception, modification or renewal of the lease, and are amortized as a reduction of rental income over the non-cancellable lease term.

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

Allocation of Purchase Price of Acquired Real Estate

As part of the purchase price allocation process of acquisitions, management estimates the fair value of each component for asset acquisitions and business combinations by using judgments regarding market-based assumptions used in the estimated cash flow projections, including forecasts of future revenue and operating expense growth rates, market lease rates, comparable land values, lease-up periods, capitalization rates, discount rates and calculation and analysis of the income tax positions related to the purchase price allocation. We assess the relative fair value of acquired assets and acquired liabilities in accordance with the Financial Accounting Standards Board (the “FASB”) ASC Topic 805 Business Combinations and allocate the purchase price based on these assessments. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market and economic conditions that may affect the property.

The Company records above-market and below-market lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding acquired leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market acquired leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2021 and 2020, the Company had above-market leases with a gross value of approximately $4.8 million and $2.7 million, respectively, included in intangible lease assets on the consolidated balance sheets and below-market lease liabilities with a gross value of approximately $4.8 million and $3.3 million, respectively, included in unamortized intangible lease liabilities, net on the consolidated balance sheets.

In-place lease intangibles are valued considering factors such as an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on evaluation of current market demand. The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense. As of December 31, 2021 and 2020, the Company had in-place leases with a gross value of approximately $30.6 million and $18.0 million, respectively, included in intangible lease assets on the consolidated balance sheets.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	15 to 45 years
Improvements	7.5 to 15 years
Lease intangibles	Less than 1 month to 19 years

Asset Impairment- Real Estate Properties

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses if there are triggering events including macroeconomic conditions, loss of an anchor tenant, changes in occupancy, and the ability to re-tenant the space, nature or real estate properties, significant and persistent delinquencies, operating and collections performance compared to historical data and government-mandated compliance with an adverse effect to the Company's cost basis or operating costs. If management concludes there are triggering events, management then assesses the impairment of properties individually. Impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property and the criteria are met for the property to be classified as held-for-sale. In determining the fair value, the Company uses current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and estimated net operating income. Subsequent changes in estimated undiscounted cash flows could affect the determination of whether an impairment exists. In 2021, the Company determined that there were no triggering events that would cause the Company to perform an undiscounted cash flow test on its real estate properties and as such, no impairment was recorded at December 31, 2021. In 2020, the Company identified the impact on its properties and their tenants resulting from the COVID-19 pandemic as a triggering event and, as a result, performed an undiscounted cash flow test on the Company’s real estate properties. In each instance, the expected undiscounted future cash flows exceeded the carrying value of the related asset, and, therefore, no impairment was recorded at December 31, 2020.

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

Income Taxes

The Company accounts for deferred income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes the Company to change its judgment about expected future tax consequences of events, is included in the tax provision when such change occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes the Company to change its judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow models. For the years ended December 31, 2021 and 2020, the Company has recorded all acquisitions based on estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy).

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2021 and 2020, the Company recognized approximately $0.4 million and $0.6 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

Accounting Guidance

Adoption of Accounting Standards

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Prior to issuance of the Lease Modification Q&A, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under ASC 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e., assume relief was always contemplated by the contract or assume the relief was not contemplated by the contract), with such election applied consistently to leases with similar characteristics and similar circumstances. The Company evaluated its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.

Beginning in April 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the Company’s rights as lessor, including concessions that result in total payments required by the modified lease being substantially the same or less than total payments required by the original lease.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 740-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, that simplifies the accounting for convertible instruments and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance also provides clarifications to improve the consistency of earnings per share calculations and requires new disclosures regarding convertible instruments. The Company early adopted this guidance on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies ASC 606, Revenue from Contracts with Customers, to recognize and measure contract asset and liabilities on the acquisition date. ASC 805 generally requires the acquirer in a business combination to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. This guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023, with early adoption permitted. The Company early adopted this guidance on January 1, 2022. The adoption of this guidance did not impact the Company's consolidated financial statements and related disclosures as it currently treats its property acquisitions as asset acquisitions.

Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the potential impact of adopting this new accounting standard on the Company’s consolidated financial statements and related disclosures.

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

On May 26, 2021, the Company completed the Merger to acquire Cromwell Field Shopping Center. Total consideration for the property included the issuance of 2,092,657 shares of common stock, the payment of approximately $0.5 million in cash to the prior investors, and approximately $0.4 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company assumed approximately $13.65 million of indebtedness secured by the property. The Company previously acquired the fee-simple interest in the land that the Cromwell Field Shopping Center is located on under a leasehold interest. The Company terminated the ground lease upon completion of the Merger.

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

On October 6, 2021, the Company completed the Merger to acquire The Shops at Greenwood Village. Total consideration for the property included the issuance of 2,752,568 shares of common stock, the repayment/redemption of approximately $20.2 million of the prior owner's debt and preferred equity, the payment of approximately $0.1 million in cash to the prior investors, and approximately $0.4 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company entered into a $23.5 million mortgage loan secured by the property in connection with the Merger.

The following table provides additional information regarding total consideration for the properties acquired during 2021.

(in thousands)
Cash paid to prior owners	$961
Value of common shares issued	14,892
Prior owner debt and preferred equity paid off at closing	20,649
Settlement of notes payable owed to properties	(700)
Transaction costs	1,323
Cash acquired in acquisition	(1,743)
Total Cost of Acquisition	$35,382

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the properties acquired during 2021.

(in thousands)
Land	$10,884
Building	33,889
Building and site improvements	10,001
Intangible lease assets	14,816
Total real estate assets acquired	69,590
Other assets	3,977
Total assets acquired	73,567
Accounts payable and accrued liabilities	(4,674)
Intangible lease liabilities	(1,502)
Deferred tax liabilities	(495)
Assumed mortgage indebtedness	(31,514)
Total liabilities assumed	(38,185)
Assets acquired net of liabilities assumed	$35,382

Pending Midtown Row Acquisition

On December 21, 2021, the Company entered into a purchase and sale agreement with BBL Current Owner, LLC (“BBL Current”) to acquire a mixed-use property in Williamsburg, Virginia known as Midtown Row for a purchase price of $122.0 million in cash (the “Midtown Row Acquisition”). The Midtown Row Acquisition is subject to customary closing conditions, and the Company expects to close the Midtown Row Acquisition by the end of the second quarter of 2022. There can be no assurances that these conditions will be satisfied or that the Company will complete the Midtown Row Acquisition on the terms described herein or at all.

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

The following table provides additional information regarding the total consideration for the property.

(in thousands)
Cash paid to prior owners	$175
Value of common shares issued	1,583
Transaction costs	70
Cash acquired in acquisitions	(44)
Total Cost of Acquisitions	$1,784

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the property acquired by the Company in July 2020.

(in thousands)
Land	$1,826
Building	2,095
Building and site improvements	592
Intangible lease assets	496
Total real estate assets acquired	5,009
Other assets	40
Total assets acquired	5,049
Accounts payable and accrued expenses	(523)
Deferred tax liabilities	(224)
Assumed mortgage and other indebtedness	(2,518)
Total liabilities assumed	(3,265)
Assets acquired net of liabilities assumed	$1,784

On January 10, 2020, the Company completed the acquisition of the fee-simple interest in the land that the Cromwell Field Shopping Center is located on under a leasehold interest for approximately $2.3 million, which included less than $0.1 million of transaction costs that were capitalized since this transaction was accounted for as an asset acquisition. Upon acquisition of the land, the Company leased the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease. Once the Company completed the Merger to acquire the Cromwell Field Shopping Center leasehold interest, the ground lease was terminated. The Company had a mortgage on the land of approximately $1.4 million.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of December 31, 2021 and 2020.

(in thousands)	December 31, 2021	December 31, 2020
Assets:
Above-market leases	$4,792	$2,661
Above-market leases accumulated amortization	(1,210)	(504)
In-place leases	30,643	17,958
In-place leases accumulated amortization	(10,368)	(4,841)
Total net real estate intangible assets	$23,857	$15,274

Liabilities
Below-market leases	4,792	3,290
Below-market leases accumulated amortization	(2,063)	(909)
Total net real estate intangible liabilities	$2,729	$2,381

For the years ended December 31, 2021 and 2020, the Company recognized net amortization related to intangibles of approximately $5.1 million and $4.4 million, respectively, in its consolidated statement of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of December 31, 2021.

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
2022	$7,156	$959	$(1,333)	$6,782
2023	4,801	846	(654)	4,993
2024	3,140	619	(410)	3,349
2025	2,036	456	(170)	2,322
2026	1,343	275	(85)	1,533
Thereafter	1,800	427	(77)	2,150
Total	$20,276	$3,582	$(2,729)	$21,129

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of December 31, 2021, the weighted average remaining amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 3.7 years, 4.7 years and 2.5 years, respectively.

Note 5 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2021 and 2020 are detailed in the table below.

(in thousands)	December 31, 2021	December 31, 2020
Prepaid assets and deposits	$1,708	$1,662
Right-of-use assets, net	852	1,287
Straight-line rent receivable	1,398	885
Pre-acquisition costs	280	519
Other receivables, net of allowance of $75 and $82	82	59
Corporate property, net	68	107
Receivables due from related parties	208	206
Lease incentives	—	12
Interest rate cap asset	3	1
Total	$4,599	$4,738

Receivables due from related parties as of December 31, 2021 and 2020, respectively, are described further in Note 15 “Related Party Transactions.”

Note 6 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance as of December 31, 2021 and 2020:

				For the Year Ended December 31,
(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	2021	2020
Basis Term Loan (net of discount of $373 and $745, respectively)	January 1, 2023	Floating (2)	6.125%	$66,811	$66,439
Basis Preferred Interest (net of discount of $75 and $150, respectively) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	8,560	11,434
MVB Term Loan	December 27, 2022 (6)	Fixed	6.75%	3,934	4,277
MVB Revolver	December 27, 2022 (6)	Floating (7)	6.75%	1,404	2,000
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	13,070	11,670
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,097	3,205
Vista Shops at Golden Mile Loan (net of discount of $39 and $0, respectively) (9)	June 24, 2023	Fixed	3.83%	11,661	8,902
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	2.85%	9,034	9,432
Lamar Station Plaza East Loan (net of discount of $8 and $7, respectively)	July 17, 2022 (10)	LIBOR + 3.00% (11)	4.00%	3,507	3,446
Cromwell Field Land Loan (net of discount of $0 and $10, respectively) (12)	January 10, 2023	Fixed	6.75%	—	1,415
First Paycheck Protection Program Loan	April 20, 2022 (13)	Fixed	1.00%	—	757
Second Paycheck Protection Program Loan	March 18, 2026 (14)	Fixed	1.00%	—	—
Lamont Street Preferred Interest (net of discount of $67 and $0, respectively) (15)	September 30, 2023	Fixed	13.50%	4,498	—
Highlandtown Village Shopping Center Loan (net of discount of $46 and $0, respectively)	May 6, 2023	Fixed	4.13%	5,364	—
Cromwell Field Shopping Center Loan (net of discount of $144 and $0, respectively)	November 15, 2022	LIBOR + 5.40% (16)	5.90%	12,249	—
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $18 and $0, respectively)	November 15, 2022	Fixed	10.00%	1,512	—
Spotswood Valley Square Shopping Center Loan (net of discount of $94 and $0, respectively)	July 6, 2023	Fixed	4.82%	12,100	—
The Shops at Greenwood Village (net of discount of $114 and $0, respectively)	October 10, 2028	Prime - 0.35% (17)	4.08%	23,296	—
				$180,097	$122,977
Unamortized deferred financing costs, net				(1,115)	(917)
Total Mortgage and Other Indebtedness				$178,982	$122,060

(1)
At December 31, 2021, the floating rate loans tied to LIBOR were based on the one-month LIBOR rate of 0.1%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.
(3)
The outstanding balance includes approximately $0.8 million and $1.8 million of indebtedness as of December 31, 2021 and 2020, respectively, related to the Multiple Minimum Amount owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest.”
(4)
If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP (as defined below) will mature at that time.
(5)
In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which $0.9 million was outstanding at

December 31, 2021. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.
(6)
In March 2022, the Company entered into a six-month extension on the MVB Term Loan and MVB Revolver (each as defined below) as described under the heading "—MVB Loans."
(7)
The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)
The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(9)
The Company completed the refinance of this loan in March 2021 as described below under the heading “—Mortgage Indebtedness.” The prior loan matured on January 25, 2021 and carried an interest rate of LIBOR plus 2.5% per annum.
(10)
In July 2021, the Company entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to July 2022 as described below under the heading "—Mortgage Indebtedness".
(11)
The interest rate on the Lamar Station Plaza East Loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.
(12)
The Company paid off the remaining principal balance of the Cromwell land loan during the second quarter of 2021.
(13)
During the first quarter of 2021, the Company received forgiveness for its PPP Loan (as defined below) as described below under the heading “—PPP Loans.”
(14)
During the third quarter of 2021, the Company received forgiveness for its Second PPP Loan (as defined below) as described below under the heading "—PPP Loans."
(15)
The outstanding balance includes approximately $0.6 million of indebtedness as of December 31, 2021, related to the Lamont Street Minimum Multiple Amount owed to Lamont Street as described below under the heading "—Lamont Street Preferred Interest."
(16)
The interest rate on the Cromwell Field Shopping Center Loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.
(17)
The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of December 31, 2021, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

Certain of the Borrowers’ obligations under the Basis Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan.

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

If (i) an event of default exists, (ii) BSR or any other subsidiary of the Company serving as property manager for one of the secured parties becomes bankrupt, insolvent or a debtor in an insolvency proceeding, or there is a change of control of BSR or such other subsidiary without approval by the Basis Lender, (iii) a default occurs under the applicable management agreement, or (iv) the property manager has engaged in fraud, willful misconduct, misappropriation of funds or is grossly negligent with regard to the applicable property, the Basis Lender may require a Borrower to replace BSR or such other subsidiary of the Company as the property manager and hire a third party manager approved by the Basis Lender to manage the applicable property.

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

In addition, if there is a default by the Company under the MVB Loan Agreement, by Mr. Jacoby under his guarantee of the loans under the MVB Loan Agreement or by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the Borrowers’ cash account in which they collect and retain rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as collateral for the Basis Term Loan.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The Company was in compliance with the debt service coverage calculation for the twelve months ended December 31, 2021.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of Broad Street BIG First OP, LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of December 31, 2021, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of December 31, 2021 and 2020, the Minimum Multiple Amount was approximately $0.8 million and $1.8 million, respectively, which is included as indebtedness on the consolidated balance sheet.

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

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading "—Mortgage Indebtedness," the Company repaid approximately $0.75 million of these funds with the proceeds from the Vista Shops mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. On October 1, 2021, approximately $1.0 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. As of the date of these consolidated financial statements, there is no remaining availability to the Company from these capital contributions.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of December 31, 2021.

The MVB Loan Agreement is secured by certain personal property of the Company, the Operating Partnership and BSR. In addition, Mr. Jacoby has pledged a portion of his shares of the Company's common stock and a portion of his OP units as collateral under the MVB Loan Agreement. The obligations of the Company and the Operating Partnership under the MVB Loan Agreement are guaranteed by Mr. Jacoby, in his individual capacity.

The MVB Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The MVB Loan Agreement also requires the Company to maintain (as such terms are defined in the MVB Loan Agreement) (i) a debt service coverage ratio of at least 1.30 to 1.00, (ii) an EBITDA to consolidated funded debt ratio of at least 8.0%, (iii) an aggregate minimum unencumbered cash, including funds available under other lines of credit, of greater than $5.0 million (the “Minimum Liquidity Requirement”), and (iv) one or more deposit accounts with MVB with an aggregate minimum balance of $3.0 million (the “Deposit Requirement”). The failure to comply with the Deposit Requirement is not a default under the MVB Loan Agreement but will increase the interest rate under the MVB Term Loan and MVB Revolver by 1.0% until the Deposit Requirement has been satisfied. During 2020, the lender under the MVB Loan Agreement agreed to require interest-only payments for three months in 2021 (April, May, and June) and deferred covenant tests until June 30, 2021 and December 31, 2021 (as described below).

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, the Company entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminated the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s then-pending Mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s then-pending Merger of the Greenwood property (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payments owed by March 31, 2021 and September 30, 2021 have been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio covenant until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million. These amendments were treated as modifications under the accounting standards. The Company was in compliance with debt service coverage calculation at December 31, 2021.

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

On March 22, 2022, the Company entered into agreements (the "MVB Amendments") with respect to the MVB Term Loan and the MVB Revolver, which further extended the maturity date of each to June 27, 2023. The MVB Amendments require the repayment of $250,000 on each of the following dates (i) on or before March 31, 2022; (ii) on or before September 30, 2022 and (iii) on or before March 31, 2023. The $250,000 payment owed by March 31, 2022 has been paid. The MVB Amendments also provide for a $2.0 million term loan (the "Second MVB Term Loan"). The Second MVB Term Loan has a fixed interest rate of 6.75% per annum and matures on June 27, 2023. The Company is required to pay an exit fee to MVB in an amount equal to two percent multiplied by the aggregate principal balance of the MVB Term Loan, the MVB Revolver and the Second MVB Term Loan at the time of the maturity date or just prior to such repayments. Additionally, the MVB Amendments modified the EBITDA to consolidated funded debt ratio from a minimum of 8.0% to 7.0%.

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood Mergers on May 21, 2021 and June 4, 2021, respectively, Lamont Street Partners LLC ("Lamont Street") contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC ("BSV Highlandtown") and BSV Spotswood Investors LLC ("BSV Spotswood") designated as Class A units (the "Lamont Street Preferred Investment").

Lamont Street is entitled to a cumulative annual return of 13.5% (the "Lamont Street Class A Return"), of which 10.0% is paid current and 3.5% is accrued. Lamont Street's interests are to be redeemed on or before September 30, 2023 (the "Lamont Street Redemption Date"). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street's net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less

(b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the "Lamont Street Minimum Multiple Amount"). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of December 31, 2021, the remaining Lamont Street Minimum Multiple Amount was approximately $0.6 million, which is included in indebtedness on the consolidated balance sheet.

The Operating Partnership serves as the managing member of BSV Highlandtown and BSV Spotswood. However, Lamont Street has approval rights over certain major decisions, including, but not limited to (i) the incurrence of new indebtedness or modification of existing indebtedness by BSV Highlandtown and BSV Spotswood, or their direct or indirect subsidiaries, (ii) capital expenditures over $100,000, (iii) any proposed change to a property directly or indirectly owned by BSV Highlandtown and BSV Spotswood, (iv) direct or indirect acquisitions of new properties by BSV Highlandtown or BSV Spotswood, (v) the sale or other disposition of any property directly or indirectly owned by BSV Highlandtown or BSV Spotswood, (vi) the issuance of additional membership interests in BSV Highlandtown and BSV Spotswood, (vii) any amendment to an existing material lease related to the properties and (viii) decisions regarding the dissolution, winding up or liquidation of BSV Highlandtown or BSV Spotswood or the filing of any bankruptcy petition by BSV Highlandtown and BSV Spotswood or their subsidiaries.

Under certain circumstances, including an event whereby Lamont Street's interests are not redeemed on or prior to the Lamont Street Redemption Date (as it may be extended), Lamont Street may remove the Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood.

Mortgage Indebtedness

In addition to the indebtedness described above, as of December 31, 2021 and 2020, the Company had approximately $94.9 million and $38.1 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Highlandtown Village Shopping Center	1.30 to 1.00
Cromwell Field Shopping Center	1.00 to 1.00
Spotswood Valley Square Shopping Center	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

The debt service coverage ratio required for the Lamar Station Plaza East mortgage was modified with the loan amendment and is described below.

In March 2021, the Company completed the refinance of the Vista Shops mortgage loan. The new loan has a principal balance of $11.7 million, matures in June 2023, and carries an interest rate of 3.83% per annum. The Company deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender, which was applied as follows during the second quarter of 2021: (i) repaid approximately $0.75 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to the Company in June 2020 under the Basis Preferred Interest as described above under the heading "—Basis Preferred Interest", (ii) paid approximately $46,000 in accrued interest on these funds and (iii) contributed approximately $1.1 million into an escrow account with the Basis Lender which will be used to pay down the outstanding principal balance of the capital contribution upon satisfaction of certain conditions.

In July 2021, the Company entered into a modification of the Lamar Station Plaza East mortgage loan, which extended the maturity date of the loan to July 2022. The amendment also waived the debt service coverage ratio test for the period ending June 30, 2021 and requires a debt service coverage ratio of (i) 1.05 to 1.0 for the three months ended September 30, 2021; (ii) 1.15 to 1.0 for the six months ended December 31, 2021; and (iii) 1.25 to 1.0 for the twelve months ended March 31, 2022.

In connection with the closing of the Merger whereby the Company acquired The Shops at Greenwood Village as described in Note 3 under the heading "—2021 Real Estate Acquisitions", on October 6, 2021, the Company entered into a $23.5 million mortgage loan secured by the property, which bears interest at prime rate less 0.35% per annum and matures on October 10, 2028. The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

As of December 31, 2021, the Company was in compliance with all of the covenants under its debt agreements.

PPP Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the "PPP"), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the U.S. Small Business Administration (the “SBA”). During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA, which is recognized as a gain on debt extinguishment in the Company’s statement of operations.

On March 18, 2021, a wholly owned subsidiary of the Company entered into a promissory note with MVB with respect to an unsecured loan of approximately $0.8 million (the “Second PPP Loan”) pursuant to the PPP. During the third quarter of 2021, the Company received forgiveness for its entire balance of the Second PPP Loan from the SBA, which is recognized as a gain on debt extinguishment in the Company's statement of operations.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of December 31, 2021 and 2020 was $2.1 million, gross ($1.1 million, net) and $1.4 million, gross ($0.9 million, net), respectively. Debt discounts associated with the Company’s debt as of December 31, 2021 and 2020 was $2.1 million, gross ($1.0 million, net) and $1.4 million, gross ($0.9 million, net). Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheet and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense on the consolidated statements of operations, of approximately $1.3 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2021:

Year ending December 31,	(in thousands)
2022 (1)	$24,851
2023	110,444
2024	13,597
2025	11,095
2026	644
Thereafter	20,444
181,075
Unamortized debt discounts and issuance costs, net	(2,093)
Total	$178,982

(1)
Includes the original maturity of the MVB Term Loan and the MVB Revolver that were extended in March 2022 to mature on June 27, 2023 as described above under the heading “—MVB Loans.”

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of December 31, 2021 and 2020, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 4.082%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2021 and 2020, the Company recognized approximately $0.4 million and $0.6 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of December 31, 2021 and 2020 was an interest rate cap asset of less than $0.1 million and an interest rate swap liability of approximately $0.4 million and $0.7 million, respectively. The interest rate cap asset is included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheets.

Covenants
The Company's loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of December 31, 2021, the Company was in compliance with all covenants under its debt agreements.

Note 7 - Commitments and Contingencies

Commitments

As detailed in Note 1 under the heading “—Merger with MedAmerica Properties Inc.,” there are two Mergers that have not been completed. The Company will issue an aggregate of 1,317,055 shares of common stock and 573,529 OP units as consideration for the additional Mergers. Until the closing of the remaining Mergers, the Company will continue to manage these two properties and earn management fees.

Leases

At the inception of a lease and over its term, the Company evaluates each lease to determine the proper lease classification. Certain of these leases provide the Company with the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, the Company has determined that they should be evaluated as lease arrangements. As of December 31, 2021, the Company was obligated under operating lease agreements consisting primarily of the Company’s office leases and equipment leases. The majority of the Company’s office leases contain provisions for specified annual increases over the rents of the prior year and are computed based on a specified annual increase over the prior year’s rent, generally 4.0%. The Company’s office leases have initial terms ranging from 3 to 7 years.

In accordance with the adoption of ASC 842 Leases, the Company recorded right-of-use assets (included in Other assets, net on the consolidated balance sheet) and related lease liabilities (included in Accounts payable and accrued expenses on the consolidated balance sheet) for these leases. As of December 31, 2021, the Company’s weighted average remaining lease term is approximately 2.8 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.5%. The Company has not recognized a right-of-use asset and lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

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

The Company remeasures its lease liabilities monthly at the present value of the future lease payments using the discount rate determined at lease commencement. Rent expense relating to the operating leases, including straight-line rent, was approximately $0.5 million for the years ended December 31, 2021 and 2020, and is recorded in general and administrative in our statements of operations.

The Company’s future minimum lease payments for its operating leases as of December 31, 2021 were as follows:

(in thousands)
For the year ending:
2022	$500
2023	411
2024	11
2025	10
2026	9
Thereafter	70
Total undiscounted future minimum lease payments	1,011
Discount	(81)
Operating lease liabilities	$930

Contingencies

Impact of COVID-19

The Company continues to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, the Company has entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2020; in 2021, the Company had only one lease modification related to COVID-19, which was approximately $16,000 related to contractual rent owed February 2021 through April 2021. Approximately $0.3 million of the total deferred rent from all lease modifications since April 2020 remained outstanding and to be billed as of December 31, 2021 and has a weighted average payback period of approximately 26 months. As of April 15, 2022, the Company has given rent deferrals to 36 tenants (approximately 12.0% of the Company's total tenants) with eight tenants still on a payment plan. All but four tenants are compliant with their plan.

However, even as conditions improve and governmental restrictions are lifted, the ability of the Company's tenants to successfully operate their businesses and pay rent may continue to be impacted by economic conditions resulting from COVID-19 or public perception of the risk of COVID-19, which could adversely affect foot traffic to tenants' businesses and tenants' ability to adequately staff their businesses. The extent of the COVID-19 pandemic's effect on the Company's future operational and financial performance, financial condition and liquidity will depend on future developments, including the duration and intensity of the pandemic, the effectiveness, including the deployment, of COVID-19 vaccines and treatments, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict.

CARES Act

On March 27, 2020, the CARES Act was signed into law, which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The tax changes under the CARES Act are immaterial to the Company.

It also appropriated funds for the SBA PPP loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company received funds under the PPP as described in Note 6 under the heading (“—PPP Loans”). During 2021, the Company received forgiveness for the entire balance of the PPP loans and recognized a $1.5 million gain on debt extinguishment in the consolidated statements of operations. Additionally, the Company has utilized the deferred payment of the employer portions of social security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges, totaling approximately $0.2 million.

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

Note 8 - Equity

Common Stock

During 2021, the Company issued 9,083,730 shares of common stock in connection with the Mergers to acquire four properties (as discussed above in Note 3 under the heading “—2021 Real Estate Acquisitions") and 36,064 shares of common stock were issued in connection with the redemption of OP Units.

In July 2020, the Company issued 884,143 shares of common stock in connection with the Merger to acquire Lamar Station Plaza East (as discussed above in Note 1 under the heading “—Merger with MedAmerica Properties, Inc.”).

On January 3, 2022 and April 1, 2022, the Company issued 165,700 and 9,708 shares of common stock to its directors. Also on April 1, 2022, the Company issued 60,106 shares of common stock in connection with the redemption of OP Units.

Series A Preferred Stock

As of December 31, 2021 and 2020, the Company had 500 shares of Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”), outstanding, all of which were assumed from MedAmerica upon completion of the Initial Mergers. The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of December 31, 2021, less than $0.1 million of Series A preferred dividends were undeclared.

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

Noncontrolling Interest

As of December 31, 2021 and 2020, the Company owned 91.9% interest and an 88.9% interest, respectively, in the Operating Partnership and investors in the Broad Street Entities receiving OP units as consideration for the Initial Mergers collectively owned an 8.1% interest and an 11.1% interest, respectively, in the Operating Partnership.

Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) will have the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. On October 1, 2021, the Company converted 36,064 OP units to common stock.

On April 1, 2022, the Company issued 60,106 shares of common stock in connection with the redemption of OP units.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company's board of directors approved the Company's Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which increased the number of shares of the Company's common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. As of December 31, 2021, there were 4,818,143 shares available for future issuance, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the years ended December 31, 2021 and 2020.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2019	—	$—
Granted	153,200	0.55
Outstanding as of December 31, 2020	153,200	0.55
Granted	148,657	2.72
Vested	(56,451)	2.95
Forfeited	(7,785)	2.95
Outstanding as of December 31, 2021	237,621	$1.26

Of the restricted shares that vested during 2021, 11,917 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for the year ended December 31, 2021 and 2020 was $0.3 million and less than $1,000, respectively, and was included in general and administrative expenses on the consolidated statement of operations. The remaining unrecognized costs from stock-based awards as of December 31, 2021 was approximately $0.1 million and will be recognized over a weighted-average period of 0.4 years.

On October 1, 2021, the Company granted 58,140 restricted shares of common stock to employees, which will vest ratably on January 1, 2022, January 1, 2023, and January 1, 2024, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.1 million.

On April 1, 2022, the Company granted 138,262 restricted shares of common stock to employees, which will vest ratably on January 1, 2023, January 1, 2024, and January 1, 2025, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

Restricted Stock Units

The Company's restricted stock unit ("RSU") awards represent the right to receive unrestricted shares of common stock based on the achievement of Company performance objectives as determined by the Company's compensation committee. Grants of RSUs generally entitle recipients to shares of common stock equal to 0% up to 300% of the number of units granted on the vesting date. RSUs are not eligible to vote or to receive dividends prior to vesting. Dividend equivalents are credited to the recipient and are paid only to the extent that RSUs vest based on the achievement of the applicable performance objectives.

On October 1, 2021, the Company granted executive RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company's Implied Equity Market Capitalization (as defined in the performance award of stock units agreements pursuant to which the RSUs were granted) at the end of the performance period ending on December 31, 2024, subject to the executive's continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company's Implied Equity Market Capitalization as of December 31, 2025. The remaining unrecognized costs from RSU awards as of December 31, 2021 was approximately $4.9 million and will be recognized over 4.1 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the years ended December 31, 2021 and 2020, are presented in the table below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2019	70,000	$7.71	$—	2.77	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at December 31, 2020	70,000	$7.71	$—	2.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at December 31, 2021	70,000	$7.71	$—	1.76	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at December 31, 2021. The intrinsic value is not material.

Warrants

On June 4, 2021, the Company issued to Lamont Street warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2.50 per share (the "Warrants"). The Warrants were issued in connection with Lamont Street's contribution of the Lamont Street Preferred Investment described in Note 6 under the heading "—Lamont Street Preferred Interest." The fair value of these warrant liabilities are estimated using the Black-Sholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 4.3 years.

Note 9 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the years ended December 31, 2021 and 2020 by type of service:

		Year Ended December 31,
(in thousands)	Topic 606 Revenue Recognition	2021	2020
Topic 606 Revenues
Leasing commissions	Point in time	$2,406	$2,313
Property and asset management fees	Over time	592	711
Development fees	Over time	264	361
Engineering services	Over time	250	256
Sales commissions	Point in time	430	124
Equity fees	Point in time	—	4
Topic 606 Revenue		3,941	3,769
Out of Scope of Topic 606 revenue
Rental income		21,408	15,864
Sublease income		—	26
Total Out of Scope of Topic 606 revenue		21,408	15,890
Total Revenue		$25,349	$19,659

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of December 31, 2021 are as follows:

(in thousands)
For the year ending December 31:
2022	$20,191
2023	18,743
2024	15,348
2025	12,561
2026	9,555
Thereafter	21,557
Total	$97,955

Note 10- Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2021 and 2020.

(dollars in thousands)	Number of Properties at December 31,		Gross Real Estate Assets at December 31,		Percentage of Total Gross Real Estate Assets at December 31,		Rental income for the year ended December 31,
Location	2021	2020	2021	2020	2021	2020	2021	2020
Maryland (1)	6	4	$101,608	$75,780	39.4%	40.9%	$10,332	$7,972
Virginia	5	4	82,909	68,017	32.1%	36.8%	6,418	4,910
Pennsylvania	1	1	27,628	26,757	10.7%	14.5%	2,457	2,109
Washington D.C.	1	1	8,393	8,393	3.3%	4.5%	608	691
Colorado	2	1	37,379	6,069	14.5%	3.3%	1,593	182
	15	11	$257,917	$185,016	100.0%	100.0%	$21,408	$15,864
(1)
Rental income for the year ended December 31, 2021 and 2020 includes less than $0.1 million and approximately $0.1 million, respectively, of ground rental revenue under the ground lease for the parcel of land acquired in January 2020 as described in Note 3. This lease was terminated on May 26, 2021 with the Merger to acquire Cromwell Field Shopping Center.

Note 11 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the provisions of the 401(k) Plan, the Company may make discretionary contributions on behalf of the eligible employees. The Company made contributions to the 401(k) Plan of approximately $0.1 million for each of the years ended December 31, 2021 and 2020.

Note 12 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, restricted stock units ("RSUs") and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average of the anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the year ended December 31, 2021 was approximately 3.1 million, while the weighted average of the anti-dilutive convertible preferred stock and OP units outstanding for the year ended December 31, 2020 was 2.8 million.

The following table sets forth the computation of earnings per common share for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss	$(10,744)	$(9,524)
Plus: Net loss attributable to noncontrolling interest	1,236	1,379
Net loss attributable to common stockholders	$(9,508)	$(8,145)
Denominator
Basic weighted-average common shares	26,929	22,029
Dilutive potential common shares	-	-
Diluted weighted-average common shares	26,929	22,029

Net loss per common share- basic and diluted	$(0.35)	$(0.37)

Note 13 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate cap, which is included in Other assets, net on the consolidated balance sheet was de minimis as of December 31, 2021 and 2020. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheet, was approximately $0.4 million and $0.7 million as of December 31, 2021 and 2020, respectively. See Note 7 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payables and accrued liabilities are reasonable estimates of their fair value as of December 31, 2021 and 2020 due to their short-term nature of these instruments (Level 1).

At December 31, 2021 and 2020, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin, prime rate less a margin, and borrowings at fixed rates. The fair value of the Company’s $129.4 million and $101.9 million in borrowings under variable rates as of December 31, 2021 and 2020, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of December 31, 2021 and 2020 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of December 31, 2021, the fair value of the Company’s $50.7 million fixed rate debt was estimated to be approximately $50.6 million. As of December 31, 2020, the fair value of the Company’s $21.1 million fixed rate debt was estimated to be approximately $21.6 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 14- Taxes

The income tax benefit consisted of the following for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Current:
Federal	$—	$—
State	—	—
Total current tax expense (benefit)	—	—
Deferred:
Federal	$(2,471)	$(2,164)
State	(1,062)	(869)
Total deferred tax benefit	(3,533)	(3,033)
Total income tax benefit	$(3,533)	$(3,033)

The Company’s effective income tax rate for the years ended December 31, 2021 and 2020 reconciles with the federal statutory rate as follows:

	For the Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Loss attributable to partnership not subject to tax	(1.8)%	(2.3)%
State income taxes, net of federal tax benefit	5.5%	5.5%
Prior year adjustment	0.1%	—
Effective income tax rate on income before taxes	24.8%	24.2%

The difference between the Company’s effective tax rate and federal statutory rate for the years ended December 31, 2021 and 2020 is 3.8% and 3.2%, respectively, which is primarily due to state taxes and permanent items.

Deferred income tax liabilities are comprised of the following as of December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Investment in the Operating Partnership	$(12,349)	$(12,826)
NOL carryforwards	3,255	973
Equity compensation	130	—
Total deferred tax liabilities	$(8,964)	$(11,853)

At December 31, 2021 and 2020, the Company had pre-tax federal and state income tax NOL carryforwards of approximately $12.1 million and $3.5 million, respectively, which will carry forward indefinitely for federal purposes and for most states.

The Company had no uncertain tax positions as of December 31, 2021 and 2020. Generally, for federal and state purposes, the Company's 2018 through 2021 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the Internal Revenue Service. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of income tax expense.

Note 15 – Related Party Transactions

Receivables and Payables

As of December 31, 2021 and 2020, the Company had $0.2 million in receivables due from related parties, included in Other assets, net on the consolidated balance sheet, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, as of December 31, 2021 and 2020, the Company had $0.6 million and $0.7 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheet.

Approximately $1.2 million and $1.6 million of the Company’s total revenue for the years ended December 31, 2021 and 2020, respectively, was generated from related parties. Additionally, approximately $0.1 million and $0.5 million of the Company’s accounts receivable, net balance at December 31, 2021 and 2020, respectively, was owed from related parties.

During 2019, the Company agreed to pay $1.5 million of consideration to Thomas Yockey in exchange for repurchasing a portion of his ownership interest in BSR prior to the Mergers. Approximately $1.0 million of this consideration was paid to Mr. Yockey in the first quarter of 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

The Mergers

As consideration in the Mergers that have closed as of the date of these financial statements, as a result of their interests in the Broad Street Entities party to such Mergers, (i) Michael Jacoby received 2,533,650 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,533,650 shares of the Company’s common stock and 420,523 OP units, (iii) Alexander Topchy, the Company’s Chief Financial Officer, received an aggregate of 137,345 shares of the Company’s common stock and 48,320 OP units, (iv) Daniel J.W. Neal, a member of the Company’s Board of Directors, received, directly or indirectly, 878,170 shares of the Company’s common stock and (v) Samuel M. Spiritos, a member of the Company's Board of Directors, indirectly received 13,827 shares of the Company's common stock. As consideration in the remaining two Mergers as a result of their interests in the remaining Broad Street Entities, (i) Mr. Jacoby will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (iii) Mr. Topchy will receive 1,934 shares of the Company’s common stock and 14,338 OP units and (iv) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 16,450 shares of the Company’s common stock.

Management Fees

As of December 31, 2021 and December 31, 2020, the Company provided management services for the two and six properties, respectively, to be acquired in the remaining Mergers. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street Entities that own those properties.

Messrs. Jacoby and Yockey along with Mr. Topchy, Mr. Neal, Jeffrey H. Foster, a member of the Company’s Board of Directors, and Aras Holden, the Company’s Vice President of Asset Management and Acquisitions, have indirect ownership interests in BBL Current, which owns Midtown Row. Mr. Jacoby also serves as the chief executive officer and a director of BBL Current. On December 21, 2021, the Company entered into a purchase and sale agreement with BBL Current to acquire Midtown Row for a purchase price of $122.0 million in cash, as described above in Note 3 under the heading "—Pending Midtown Row Acquisition." The Company served as the development manager for Midtown Row and serves as the property manager and the leasing broker for the retail portion of Midtown Row and will receive management fees from BBL Current beginning in the first quarter of 2022. Prior to the sale, the Company will have no ownership interest in the property.

Ground Lease

As described in Note 3 under the heading “—2020 Real Estate Acquisitions”, the Company acquired the fee-simple interest in the land that the Cromwell Field Shopping Center, a property managed by the Company, is located on under a leasehold interest. The Company leased the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized less than $0.1 million and approximately $0.1 million of revenue under the ground lease for the years ended December 31, 2021 and 2020, respectively. On May 26, 2021, the ground lease was terminated upon the acquisition of Cromwell Field Shopping Center.

Tax Protection Agreements

On December 27, 2019, pursuant to the Merger Agreements, the Company and the Operating Partnership entered into tax protection agreements (the “Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of OP units in certain of the Initial Mergers. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello and Vista Shops at Golden Mile (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Code.

Guarantees

The Company’s subsidiaries’ obligations under the Basis Loan Agreement, the Sub-OP Operating Agreement, the Brookhill mortgage loan, and the Lamar Station Plaza East mortgage loan are guaranteed by Messrs. Jacoby and Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement, the Brookhill mortgage loan and the Lamar Station Plaza East mortgage loan. Mr. Jacoby is also a guarantor under the MVB Loan Agreement.

Consulting Agreement

The Company had engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company paid Timbergate Ventures, LLC a consulting fee of $0.2 million per year. This agreement expired on December 26, 2021.

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During the years ended December 31, 2021 and 2020, the Company paid approximately $0.5 million and $0.1 million, respectively, in legal fees to Shulman Rogers LLP.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

				Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Property Name	Location	Property Type	Encumbrances	Land	Building and improvements and intangible lease assets and liabilities	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements and intangible lease assets and liabilities	Total(1)	Accumulated Depreciation(1) (2)	Date of Construction/ Renovation	Date Acquired
Avondale Shops (3)	Washington, D.C.	Shopping Center	$4,411	$1,776	$6,593	$7	$1,776	$6,600	$8,376	$(652)	2010	2019
Brookhill Azalea Shopping Center	Richmond, VA	Shopping Center	9,033	1,344	15,554	52	1,344	15,606	16,950	(2,022)	2012	2019
Coral Hills Shopping Center (4)	Capitol Heights, MD	Shopping Center	10,720	2,186	14,317	-	2,186	14,317	16,503	(2,618)	2012	2019
Crestview Square Shopping Center (4)	Landover Hills, MD	Shopping Center	11,903	2,853	15,717	106	2,853	15,823	18,676	(2,262)	2012	2019
Dekalb Plaza (4)	East Norriton, PA	Shopping Center	14,840	7,573	17,479	1,081	7,573	18,560	26,133	(2,115)	2017	2019
Hollinswood Shopping Center (3)	Baltimore, MD	Shopping Center	14,891	5,907	15,050	3,955	5,907	19,005	24,912	(2,173)	2020	2019
Midtown Colonial (4)	Williamsburg, VA	Shopping Center	8,624	3,963	10,014	924	3,963	10,938	14,901	(1,049)	2018	2019
Midtown Lamonticello (4)	Williamsburg, VA	Shopping Center	9,905	3,108	12,659	239	3,108	12,898	16,006	(937)	2019	2019
Vista Shops at Golden Mile (3)	Frederick, MD	Shopping Center	16,185	4,342	10,219	92	4,342	10,311	14,653	(1,732)	2009	2019
West Broad Commons Shopping Center (4)	Richmond, VA	Shopping Center	11,720	1,324	18,180	51	1,324	18,231	19,555	(2,035)	2017	2019
Lamar Station Plaza East	Lakewood, CO	Shopping Center	3,507	1,826	3,183	1,097	1,826	4,280	6,106	(628)	1984	2020
Cromwell Field Shopping Center	Glen Burnie, MD	Shopping Center	13,761	2,256	15,618	7	2,256	15,625	17,881	(955)	2020	2021
Highlandtown Village Shopping Center	Baltimore, MD	Shopping Center	7,325	2,998	4,341	-	2,998	4,341	7,339	(492)	1987	2021
Spotswood Valley Square Shopping Center	Harrissonburg, VA	Shopping Center	14,636	4,715	9,685	-	4,715	9,685	14,400	(1,255)	1997	2021
The Shops at Greenwood Village	Greenwood Village, CO	Shopping Center	23,296	3,170	27,560	4	3,170	27,564	30,734	(695)	2019	2021
Total			174,759	$49,341	$196,169	$7,615	$49,341	$203,784	$253,125	$(21,620)

(1)
The changes in total real estate and accumulated depreciation for the years ended December 31, 2021 and 2020 is as follows:

	For the year ended December 31,
(in thousands)	2021	2020
Cost
Balance at beginning of period	$181,725	$170,094
Acquisitions	68,087	7,265
Capitalized costs	3,313	4,302
Purchase price accounting adjustment	-	64
Balance at end of period	$253,125	$181,725

Accumulated Depreciation
Balance at beginning of period	$9,625	$116
Depreciation	11,995	9,509
Balance at end of period	$21,620	$9,625

The unaudited aggregate tax value of real estate assets for federal income tax purposes as of December 31, 2021 is estimated to be $154.7 million.

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
(3)
The loan is encumbered by the Basis Preferred Interest.
(4)
The loan is encumbered by the Basis Term Loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2021, were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We conducted our assessment of our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2021, the end of our last fiscal year. Our assessment noted that while remediation of the previously identified material weaknesses is in process, such remediation has not been completed nor have the remediated controls been in place for a sufficient amount of time to conclude as to their operating effectiveness. Consequently, the material weaknesses as previously disclosed continue to exist and our internal controls over financial reporting are ineffective as of December 31, 2021.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2021, the following material weaknesses existed:

Control Environment, Risk Assessment, and Monitoring

We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment.

1.
We did not design and implement general information technology controls in the areas of user access, program change management, and segregation of duties within systems supporting substantially all the Company's business processes.
2.
We did not design, implement, and retain appropriate documentation of formal accounting policies, procedures and controls, including the review of manual journal entries, across substantially all our business processes to achieve timely, complete and accurate financial accounting, reporting, and disclosures.
3.
We did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosures including asset acquisitions.
4.
We did not appropriately design and implement controls over the completeness and accuracy over commissions revenue and the accuracy and valuation of rental revenue.

Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

Ongoing Remediation Plan

Throughout 2020 and 2021, management, under the oversight of the Audit Committee of the Board of Directors, has continued to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The Company began remediating the material weaknesses during the first quarter of 2020 and continues to do so through the date of this report. The Company’s remediation efforts have included initial assessments of existing internal control over financial reporting and its internal and external accounting resources. While the Company has completed the initial assessments, it will continue monitoring and assessing on a continuing basis.

As part of the Company’s initial assessment of its existing internal control over financial reporting the Company identified missing or inadequately designed controls and is in the process of remediating. The majority of the control improvement efforts have been completed as of December 31, 2021, with the remainder expected to be completed in the upcoming fiscal year. Once all appropriately designed controls are in place, they will need to operate for a sufficient period of time prior to concluding they are operating effectively. As of December 31, 2021, while many of our controls are in place and operating, we have determined that our controls have not been operating for a sufficient period of time to conclude that they are operating effectively, primarily due to turnover of certain key resources during the year ended December 31, 2021.

As of the date of this report, the Company has hired additional internal resources, including a Vice President of Finance and Reporting and a Corporate Controller. The Company has engaged outside consultants to assist with various accounting and financial reporting matters and continues to assess the need for hiring of additional accounting and financial reporting resources. Additionally, the Company has retained the services of external IT resources. One of these consultants has been retained to be the systems administrator for Yardi, the Company's accounting system.

The other consultant has been retained as the network administrator. The Company believes it now has adequate resources in place but will continue assessing its needs for both internal and external resources going forward.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2022, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2022, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2022, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2022, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2022, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(3)
Exhibits:

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this report.

ITEM 16. FORM 10‑K SUMMARY

The Company has elected not to include a summary.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of May 28, 2019, by and among Broad Street Realty, LLC MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and Broad Street Realty Merger Sub LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.2

Agreement and Plan of Merger, dated May 28, 2019, by and among Broad Street Ventures, LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and Broad Street Ventures Merger Sub LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.3

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Avondale LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Avondale Merger Sub LLC. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.4

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Colonial Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Colonial Merger Sub LLC. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.5

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Coral Hills Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Coral Hills Merger Sub LLC. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.6

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Crestview Square LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Crestview Square Merger Sub LLC. (Incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.7

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Cromwell Parent LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cromwell Merger Sub LLC. (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.8

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Cypress Point Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cypress Point Merger Sub LLC. (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.9

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Dekalb LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Dekalb Merger Sub LLC. (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.10

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Greenwood Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Greenwood Merger Sub LLC. (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.11

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Highlandtown Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Highlandtown Merger Sub LLC. (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.12

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Hollinswood LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Hollinswood Merger Sub LLC. (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.13

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Lamont Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamont Merger Sub LLC. (Incorporated by reference to Exhibit 2.13 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.14

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Lamonticello Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamonticello Merger Sub LLC. (Incorporated by reference to Exhibit 2.14 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.15

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV LSP East Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV LSP East Merger Sub LLC. (Incorporated by reference to Exhibit 2.15 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.16

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Patrick Street Member LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Patrick Street Merger Sub LLC. (Incorporated by reference to Exhibit 2.16 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.17

Agreement and Plan of Merger, dated May 28, 2019, by and among BSV Premier Brookhill LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Brookhill Merger Sub LLC. (Incorporated by reference to Exhibit 2.17 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

2.18

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among Broad Street Realty, LLC MedAmerica Properties Inc., Broad Street Realty Operating Partnership, LP and Broad Street Realty Merger Sub LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.19

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among Broad Street Ventures, LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and Broad Street Ventures Merger Sub LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.20

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Avondale LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Avondale Merger Sub LLC. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.21

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Colonial Investor LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Colonial Merger Sub LLC. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.22

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Coral Hills Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Coral Hills Merger Sub LLC. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.23

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Crestview Square LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Crestview Square Merger Sub LLC. (Incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.24

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Cromwell Parent LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cromwell Merger Sub LLC. (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.25

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Cypress Point Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Cypress Point Merger Sub LLC. (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.26

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Dekalb LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Dekalb Merger Sub LLC. (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.27

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Greenwood Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Greenwood Merger Sub LLC. (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.28

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Highlandtown Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Highlandtown Merger Sub LLC. (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.29

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Hollinswood LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Hollinswood Merger Sub LLC. (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.30

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Lamont Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamont Merger Sub LLC. (Incorporated by reference to Exhibit 2.13 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.31

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Lamonticello Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Lamonticello Merger Sub LLC. (Incorporated by reference to Exhibit 2.14 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.32

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV LSP East Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV LSP East Merger Sub LLC. (Incorporated by reference to Exhibit 2.15 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.33

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Patrick Street Member LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Patrick Street Merger Sub LLC. (Incorporated by reference to Exhibit 2.16 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.34

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Premier Brookhill LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Brookhill Merger Sub LLC. (Incorporated by reference to Exhibit 2.17 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.35

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV Spotswood Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV Spotswood Merger Sub LLC. (Incorporated by reference to Exhibit 2.18 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.36

First Amendment to Agreement and Plan of Merger, dated as of November 27, 2019, by and among BSV West Broad Investors LLC, MedAmerica Properties Inc., Broad Street Operating Partnership, LP and BSV West Broad Merger Sub LLC. (Incorporated by reference to Exhibit 2.19 to the Company’s Current Report on Form 8-K, filed on December 3, 2019)

2.37

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Cromwell Parent LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Cromwell Merger Sub LLC. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.38

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Cypress Point Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Cypress Point Merger Sub LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.39

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Greenwood Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Greenwood Merger Sub LLC. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.40

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Highlandtown Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Highlandtown Merger Sub LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.41

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Lamont Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Lamont Merger Sub LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.42

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV LSP East Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV LSP East Merger Sub LLC. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.43

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Premier Brookhill LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Brookhill Merger Sub LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

2.44

Second Amendment to the Agreement and Plan of Merger, dated as of May 28, 2019, by and among BSV Spotswood Investors LLC, Broad Street Operating Partnership, LP, MedAmerica Properties Inc. and BSV Spotswood Merger Sub LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

3.1

Restated Certificate of Incorporation of MedAmerica Properties Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed April 15, 2010)

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

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

4.1	Description of Securities of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed on April 15, 2021)

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

10.3*	Form of Indemnification Agreement by and among Broad Street Realty, Inc. and the executive officers and directors listed on Exhibit A thereto.

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

10.11 †	Broad Street Realty, Inc. Amended and Restated 2020 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2021).

10.12	Agreement of Limited Partnership of Broad Street Realty, LP (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on December 22, 2020).

10.13†

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

10.16	Amendment to Basis Loan Agreement dated June 16, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.17	Amendment to MVB Loan Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2020)

10.18†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed on April 15, 2021).

10.19†	Form of Restricted Stock Agreement for Officers (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, filed on May 17, 2021).

10.20

First Amendment to Operating Agreement of Broad Street BIG First OP, LLC, dated as of May 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 16, 2021).

10.21	Second Amendment to Basis Loan Agreement, dated May 10, 2021 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on August 16, 2021).

10.22†	Form of Performance Award of Stock Units Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 21, 2021).

10.23

Purchase and Sale Agreement, dated December 21, 2021, by and among Broad Street Realty, Inc. and BBL Current Owner, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 27, 2021).

10.24	Allonge and Modification Agreement, dated December 9, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2020).

10.25	Allonge and Modification Agreement, dated as of March 30, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 5, 2021).

21.1*	Subsidiaries of Registrant

23.1*	Consent of BDO USA LLP, Independent Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROAD STREET REALTY, INC.

Date:	April 15, 2022	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 15, 2022	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date:	April 15, 2022	By:	/s/ ALEXANDER TOPCHY
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date:	April 15, 2022	By:	/s/ VINEET P. BEDI
Vineet P. Bedi
Director

Date:	April 15, 2022	By:	/s/ DONNA BRANDIN
Donna Brandin
Director

Date:	April 15, 2022	By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Director

Date:	April 15, 2022	By:	/s/ DANIEL J.W. NEAL
Daniel J.W. Neal
Director

Date:	April 15, 2022	By:	/s/ SAMUEL M. SPIRITOS
Samuel M. Spiritos
Director

Date:	April 15, 2022	By:	/s/ THOMAS M. YOCKEY
Thomas M. Yockey
Director