Form 10-K/A
period 2021-12-31
Broad Street Realty, Inc.
filed 2022-04-29
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of April 22, 2022 was 32,247,204.

Auditor Firm Id:	PCAOB ID #243	Auditor Name:	BDO USA, LLP	Auditor Location:	Potomac, Maryland USA

BROAD STREET REALTY, INC.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this "Amendment No. 1") of Broad Street Realty, Inc. (the "Company," "we," "us," and "our,") amends the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the "SEC") on April 15, 2022 (the "Original Form 10-K"). This Amendment No. 1 is being filed for the sole purpose of including the information required by Part III of Form 10-K.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Terms not defined in this Amendment No. 1 have the meaning given to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information concerning our directors, including their ages as of April 22, 2022:

Name	Age	Position(s)
Michael Z. Jacoby	58	Chairman and Chief Executive Officer
Vineet P. Bedi (1) (3)	39	Director
Donna Brandin	65	Director
Jeffrey H. Foster (2) (3)	59	Director
Daniel J.W. Neal (1) (3)	63	Director
Samuel M. Spiritos (1) (2)	60	Director
Thomas M. Yockey (1) (2)	67	Director

_____________________

(1) Member of the Nominating and Corporate Governance Committee of the Board.

(2) Member of the Compensation Committee of the Board.

(3) Member of the Audit Committee of the Board.

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors, and the period during which he or she has served as a director.

Michael Z. Jacoby. Mr. Jacoby has served as the Chairman and Chief Executive Officer of the Company since December 2019. Mr. Jacoby co-founded Broad Street Realty, LLC ("BSR") in 2002 and served as Chief Executive Officer of BSR from 2002 to December 2019. Mr. Jacoby has more than 31 years of experience in the real estate industry and is an expert in large-scale leasing, acquisition, and development transactions. He has successfully completed commercial property transactions involving the acquisition, financing, development and leasing of more than 25 million square feet of properties throughout the United States. Prior to co-founding BSR, Mr. Jacoby co-founded Core Location LLC, a firm focused on development, leasing, and capital partner relationships. During his time at Core Location, Mr. Jacoby was instrumental in the acquisition, financing, redevelopment, leasing and sale of the 1.2 million square foot Lakeside Technology Center in Chicago, Illinois, the world's largest data center, the San Jose Technology Center in San Jose, California and the Metro Atlanta Technology Center in Atlanta, Georgia. Prior to co-founding Core Location, Mr. Jacoby was senior vice president and manager of the Ezra Company. He served as manager of the HQ office and on the Ezra Board of Directors. At Ezra, he specialized in advising and negotiating on behalf of technology companies throughout the United States. Mr. Jacoby holds a Bachelor of Science degree from Washington & Lee University. Based on his knowledge of the Company, its business and properties as a co-founder of BSR and his extensive experience in the real estate industry, we have determined that Mr. Jacoby should serve as a director.

Vineet P. Bedi. Mr. Bedi has served as a director of the Company since May 2018. Mr. Bedi has over 17 years of experience in real estate investing, private equity, capital markets and public securities investing. Mr. Bedi has served as Chief Strategy Officer of Invesque Inc. (TSX: IVQ.U, IVQ) since February 2019. Mr. Bedi has served as Managing Partner of KRV Capital, LP since 2016. Prior to founding KRV Capital, LP, Mr. Bedi was the founder, managing partner and chief investment officer of Booth Park Capital Management, LLC, an alternative asset management firm investing in real estate related securities, from 2013 to 2015. Previously, Mr. Bedi served as a managing director and portfolio manager at Guggenheim Partners from 2012 to 2013, where he managed an opportunistic portfolio in the public and private real estate markets. Prior to that, Mr. Bedi was a principal and senior investment professional at High Rise Capital Management, a multi-billion dollar opportunity fund investing in the public and private real estate markets, from 2006 to 2011. Mr. Bedi began his career in the investment banking and proprietary trading groups at Bank of America Merrill Lynch and has held senior positions with Carlson Capital, LP and Schonfeld Group Holdings. Mr. Bedi also serves as an advisor for various public and private real estate entities. Mr. Bedi serves as an Adjunct Associate Professor of Finance at the NYU-Stern School of Business. Mr. Bedi serves as a Board Member at Fyxt, Inc. Mr. Bedi is a graduate of the NYU-Stern School of Business and is a CFA Charterholder. Based on his experience in real estate investing and capital markets and his advisory experience for public and private real estate companies, we have determined that Mr. Bedi should serve as a director.

Donna Brandin. Ms. Brandin has served as a director of the Company since January 2022. Since January 2018, Ms. Brandin has served on the board of directors of Nuveen Global Cities REIT, Inc., a public, non-listed REIT as the chairperson of the Audit Committee. Since December 2021, Ms. Brandin also has served on the board of directors of Cion Man Residential REIT Inc., a non-public REIT as the chair of the Audit Committee. From April 2008 to June 2018, she served as the Executive Vice President, Chief Financial Officer and Treasurer of the Lightstone Group. In addition, during this time period she served as Chief Financial Officer, Treasurer and Principal Accounting Officer of five public, non-listed REITs sponsored by the Lightstone Group. From October 2014 to June 2018, Ms. Brandin served as a director of Lightstone Enterprises Limited. From October 2019 to October 2021, Ms. Brandin served on the strategic advisory board of eResi for Prominent NYC Family Office, a company focused on launching investment products based on a technology efficient platform. From July 2019 to May 2021, Ms. Brandin served on the board of directors of Invesque Inc. (TSX: IVQ), a healthcare real estate company, where she served as chair of the Audit Committee. Prior to joining the Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007. From July 2004 to September 2007, Ms. Brandin was the Executive Vice President and Chief Financial Officer of Equity Residential (NYSE: EQR), the largest publicly traded multifamily REIT in the country. Ms. Brandin holds a B.S. in Business Administration: Accounting from Kutztown University and a Master’s degree in Finance from St. Louis University. In 2021, Ms. Brandin completed the Corporate Directors Certificate Program at Harvard Business School of Executive Education. Based on her current and prior positions with real estate companies and her experience as a public company executive officer and director, we have determined that Ms. Brandin should serve as a director.

Jeffrey H. Foster. Mr. Foster has served as a director of the Company since December 2019. Since October 2021, he has served as Chief Financial Officer of Cloud Capital, a private equity fund focused on acquiring data centers. Since 2018, he has served as an Adjunct Professor of Real Estate at Georgetown University’s McDonough School of Business. Mr. Foster served as the Executive Vice President, Chief Financial Officer and Treasurer of DuPont Fabros Technology (formerly NYSE: DFT), a public data center REIT, from 2013 until it was acquired in 2017. As Chief Financial Officer, he was responsible for obtaining financing through common and preferred equity, bonds and bank debt. He was also responsible for strategic planning, investor relations, and accounting. From 2007 to 2014, Mr. Foster served as Chief Accounting Officer of DFT. Mr. Foster played an integral role in DFT’s initial public offering in 2007 and its sale to Digital Realty Trust in 2017. Prior to his time at DFT, Mr. Foster served as the Chief Accounting Officer of Global Signal, the first publicly traded cell tower REIT. Mr. Foster began his career as a CPA at Arthur Anderson. Mr. Foster also serves on the board and chairs the audit committee of Pegasus Digital Mobility Acquisition Corp., a special purpose acquisition company focused on consummating a business combination in the digital mobility sector, and serves on the board of Vault Digital Infrastructure, LP, a data center company. Mr. Foster has a B.S. in Accounting from the University of Florida and a Masters in Accountancy from the University of South Florida. Based on his experience as an executive officer of public REITs and his financial expertise, we have determined that Mr. Foster should serve as a director.

Daniel J.W. Neal. Mr. Neal has served as a director of the Company since December 2019. Since 2006, Mr. Neal has served as the chairman and chief executive officer of Kajeet, Inc. a privately held cloud software and wireless networking technologies company that he founded. Prior to founding Kajeet, Mr. Neal served as chief executive officer & vice chairman of VCampus Corporation (formerly NASDAQ: VCMP). Prior to VCampus, Mr. Neal was part of the team that built USinternetworking, Inc. (formerly NASDAQ: USIX). USinternetworking had a successful initial public offering and secondary offering, and was subsequently acquired by AT&T. Mr. Neal is an inventor on 31 U.S. patents in the fields of wireless technology and software. Before entering the technology sector, Mr. Neal worked in real estate finance and in public sector real estate development. Mr. Neal was recruited by the Public Buildings Service of the U.S. General Services Administration to lead a large team of real estate facilities planners responsible for the analysis and programming of an 80 million square foot portfolio of owned and leased real estate in the national capital region. Mr. Neal also worked at a senior level in the Office of the Vice President to effect management improvements in Federal real estate financing, development and portfolio management. Mr. Neal holds an AB in political science from the University of California, Berkeley, and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his C-suite level management experience, including as a public company executive officer, we have determined that Mr. Neal should serve as a director.

Samuel M. Spiritos. Mr. Spiritos has served as a director of the Company since December 2019. Since 2013, Mr. Spiritos has served as the Managing Shareholder of Shulman, Rogers, Gandal, Pordy & Ecker, P.A, a full-service Maryland law firm. Mr. Spiritos also currently serves as the Chair of the Shulman Rogers Hospitality Practice, where he focuses on deal structuring, purchase and sale contracts, franchise agreements, management agreements, financings (representing creditors and owners), joint ventures, construction and development. Mr. Spiritos has over 30 years of experience advising clients in commercial real estate transactions involving all asset classes. Mr. Spiritos also represents both lenders and borrowers on commercial loan transactions, particularly acquisitions and development financings, asset based lending, health care financings, construction and permanent loans, retail, office and hotel development and financings and workouts. Prior to his service as Managing Shareholder, Mr. Spiritos served as Chair of both the Shulman Rogers Real Estate Department and the Commercial Real Estate Transactions Practice Group. Mr. Spiritos serves as Chair of the Board of Best Buddies (Maryland, D.C. Metro area). Mr. Spiritos holds a BS from The Wharton School of Management of the University of Pennsylvania, a J.D. from the University at Buffalo School of Law and an M.B.A. from the State University of New York at Buffalo. Based on his leadership experience and in advising on commercial real estate transactions and financing transactions, we have determined that Mr. Spiritos should serve as a director.

Thomas M. Yockey. Mr. Yockey has served as a director of the Company since December 2019. Mr. Yockey co-founded BSR in 2002 with Mr. Jacoby and served as President of BSR from 2002 to December 2019. Mr. Yockey has successfully managed large complex technical teams and a full range of development activities including acquisitions, dispositions, financing, leasing, zoning/entitlements, site planning, design, and engineering, permitting, contractor bidding/negotiation, base building construction, tenant improvements and legal matters. Prior to co-founding BSR, Mr. Yockey was Principal and Director of Development for Core Location, LLC, where he managed a national development program, focusing on projects that directly address the unique demands of mission critical telecommunications infrastructure and Internet data center providers. His duties included managing the company's development/construction team in the delivery of 2,500,000 square feet of projects over a two-year period and participating as a key member of Core Location's acquisition and due diligence team. He directly managed the development of Core Location's two key projects in partnership with The Carlyle Group of Washington, D.C., including Lakeside Technology Center in Chicago, Illinois and San Jose Technology Center, San Jose, California. Mr. Yockey earned a Masters Degree from the Department of City and Regional Planning, University of North Carolina at Chapel Hill, as well as a B.A. in Economics from the University of Michigan. Based on his knowledge of the Company, its business and properties as a co-founder of BSR and his extensive experience in the real estate industry, we have determined that Mr. Yockey should serve as a director.

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of April 22, 2022:

Name	Age	Position(s)
Michael Z. Jacoby	58	Chairman and Chief Executive Officer
Alexander Topchy	51	Chief Financial Officer and Secretary

Set forth below is a description of the background of Mr. Topchy. Mr. Jacoby’s background is described above under “Board of Directors.”

Alexander Topchy. Mr. Topchy has served as the Chief Financial Officer and Secretary of the Company since December 2019. Mr. Topchy served as the chief financial officer of BSR from 2009 to December 2019. Prior to joining BSR, from 2003 to 2006, Mr. Topchy was Vice President of Finance at EastBanc, Inc., a real estate developer based in Washington, D.C., engaged in repositioning high-street retail properties and developing ground up luxury residential condominiums. While at EastBanc, Mr. Topchy coordinated with foreign financial partners, investors, and lenders, and performed financial feasibility studies for all of EastBanc’s investments. Prior to EastBanc, he worked as a Senior Financial Analyst at Core Location, LLC, performing financial analysis for development projects, including two major technology centers. Mr. Topchy began his career at The Clark Construction Group, where he gained experience in project management and contract negotiation. As a result of personal guarantees of certain obligations of a retail business franchise and the performance thereof amid the recession of 2008 and 2009, Mr. Topchy filed a personal voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code in November 2012, for which discharge was granted in March 2013. Mr. Topchy has an M.B.A. in Finance and International Business from the University of Maryland's Robert H. Smith School of Business, and a B.S. in Civil and Environmental Engineering from Cornell University. He is a member of the CFA Institute and the CFA Society Washington, D.C., and has been a CFA Charterholder since 2004. Mr. Topchy previously served as Treasurer from 2017 to 2019 and as Director from 2016 to 2017 for the CFA Society Washington, D.C., Board of Directors.

Certain Corporate Governance Matters

Audit Committee

The Board has established the Audit Committee, which is comprised of Messrs. Bedi, Neal and Foster. Mr. Foster, the chairman of our Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the SEC and is independent under applicable standards.

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

Our Code of Ethics for Chief Executive Officer and Senior Financial Officers is available on our website at www.investors.broadstreetrealty.com under the Governance tab. Any changes to this code, and any waivers granted by us with respect to this code, will be posted on our website. Information on or accessible from our website is not and should not be considered a part of the Original Form 10-K or this Amendment No. 1.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2021, except for seven Forms 4 which reported a total of nine transactions. Michael Z. Jacoby was inadvertently late in filing a Form 4, reporting one transaction, related to the purchase of common stock on June 9, 2021. Samuel M. Spiritos was inadvertently late in filing two Forms 4, reporting three transactions, related to the purchase of common stock on August 25, 2021 and December 23, 2021. Daniel J.W. Neal was inadvertently late in filing four Forms 4, reporting an aggregate of five transactions, related to the purchase of common stock on June 28, 2021, December 8, 2021, December 15, 2021 and December 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2021 and 2020 by our named executive officers, which include our chief executive officer and our chief financial officer. See “—Employment Agreements” below.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Michael Z. Jacoby	2021	$400,000	$—	$3,307,559	(4)	$377,204	$29,718	$4,114,481
Chief Executive Officer	2020	400,000	238,000	—		—	29,001	667,001

Alexander Topchy	2021	$225,000	$—	$1,020,349	(5)	$106,089	$25,000	$1,376,438
Chief Financial Officer and Secretary	2020	215,000	—	—		—	21,679	236,679

(1)
Represents the grant date fair value of awards of restricted shares of common stock and performance-based restricted stock units ("RSUs"), as computed under Accounting Standards Codification Topic 718.
(2)
The amounts reported in the "Non-Equity Incentive Plan Compensation" column reflect the amounts earned by and paid to Messrs. Jacoby and Topchy under the cash bonus plan approved by the Compensation Committee of the board of directors (the "Compensation Committee"). For additional details, see the section titled "—Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End—Cash Bonuses" below.
(3)
The amounts for 2021 include (i) insurance premiums for family members (Mr. Jacoby—$8,718; Mr. Topchy—$16,072), (ii) $21,000 car allowance for Mr. Jacoby and (iii) $8,929 401(k) match for Mr. Topchy.
(4)
Consists of (i) 43,605 restricted shares of common stock that were granted on October 1, 2021, which vest ratably on January 1, 2022, 2023 and 2024, subject to Mr. Jacoby's continued employment on such dates and the terms of his employment agreement, and (ii) a target number of 755,814 RSUs scheduled to vest, if at all, based on performance during a performance period ending December 31, 2025. This award value includes the value of RSUs granted to Mr. Jacoby based on target performance ($3,204,651). Assuming maximum performance, the grant date fair value of the RSUs granted to Mr. Jacoby is $9,613,954.
(5)
Consists of (i) 14,535 restricted shares of common stock that were granted on October 1, 2021, which vest ratably on January 1, 2022, 2023 and 2024, subject to Mr. Topchy's continued employment on such dates and the terms of his employment agreement, and (ii) a target number of 232,558 RSUs scheduled to vest, if at all, based on performance during a performance period ending December 31, 2025. This award value includes the value of RSUs granted to Mr. Topchy based on target performance ($986,046). Assuming maximum performance, the grant date fair value of the RSUs granted to Mr. Topchy is $2,958,138.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the named executive officers at December 31, 2021.

Name	Number of Shares That Have Not Vested (#) (1)	Market Value of Shares That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units That Have Not Vested ($) (2)
Michael Z. Jacoby	43,605	$117,734	755,814	$2,040,698
Alexander Topchy	14,535	$39,245	232,558	$627,907

(1)
Represents shares of time-vesting restricted shares of common stock, which vest ratably on January 1, 2022, 2023 and 2024, subject to the executive's continued employment on such dates and the terms of his employment agreement.
(2)
The market value is determined by multiplying the number of restricted shares or RSUs, as applicable, by $2.70, the closing trading price of common stock on the OTCQX Best Market on December 31, 2021, the last day of the fiscal year.
(3)
Represents RSUs that are scheduled to vest, if at all, based on performance during a performance period ending December 31, 2025, subject to the executive's continued employment on such date and the terms of his employment agreement. The number of RSUs assumes that threshold performance (50%) has been achieved. The actual number of RSUs that will vest at the end of the performance period ranges from 0% to 300%.

Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End

Restricted Shares of Common Stock and RSUs

In September 2021, upon recommendation from the Compensation Committee, the board of directors approved the following grants under the Company’s Amended and Restated 2020 Equity Incentive Plan, in each case with an effective grant date of October 1, 2021: (i) 43,605 and 14,535 restricted shares of the Company’s common stock to Messrs. Jacoby and Topchy, respectively, which are scheduled to vest ratably over a three-year period beginning on January 1, 2022, subject to such executive’s continued service on such dates and the terms of such executive’s employment agreement and a restricted stock award agreement previously approved by the board of directors; and (ii) RSUs with a target number of RSUs of 755,814 and 232,558 to Messrs. Jacoby and Topchy, respectively. The grants of the RSUs were made pursuant to performance award of stock units agreements, substantially in the form filed as Exhibit 10.22 hereto (the “RSU Award Agreement”).

Subject to the executive’s continued service on such date and certain exceptions set forth in the RSU Award Agreement, the RSUs will vest based on the Company’s Implied Equity Market Capitalization (as defined in the RSU Award Agreement) at the end of the performance period ending on December 31, 2024, according to the following schedule:

Performance Level	Implied Equity Market Capitalization	% of "Target Award" that Vests
Threshold	$118,000,000	50%
Target	$200,000,000	100%
Stretch	$300,000,000	200%
Outperform	$400,000,000	300%

If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts.

Cash Bonuses

For 2021, the Compensation Committee approved a cash bonus plan for Messrs. Jacoby and Topchy, with the amount of each officer’s cash bonus dependent on the achievement of certain pre‑established goals determined by the Compensation Committee, including the Company’s 2021 revenue and general and administrative expense, as well as certain strategic and individual goals. The range of the 2021 cash bonuses were based on the following threshold, target and stretch amounts, as a percentage of each executive’s base salary: Mr. Jacoby – 75% (threshold), 100% (target) and 125% (stretch); and Mr. Topchy – 37.5% (threshold), 50% (target) and 62.5% (stretch). Based on the Compensation Committee’s review of the performance of Messrs. Jacoby and Topchy in relation to the pre-determined goals, on March 28, 2022, the Compensation Committee approved cash bonuses for Messrs. Jacoby and Topchy in the amounts of $377,204 and $106,089, respectively. These amounts are reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table in this Amendment No. 1.

Employment Agreements

On December 27, 2019, Mr. Jacoby and Mr. Topchy entered into employment agreements with the Company and the Operating Partnership.

The employment agreements each have initial three-year terms with automatic one-year renewals thereafter, unless the executive or the Company provides timely notice of non-renewal to the other party. Mr. Jacoby’s employment agreement provides for a base salary of $400,000 per year and Mr. Topchy’s employment agreement provides for a base salary of $215,000 per year, both of which may be adjusted from time to time. Each employment agreement provides the executive with an annual bonus opportunity, which may be adjusted annually at the discretion of the Company’s Compensation Committee. The executive will also be eligible to receive equity-based incentives, as determined by the Compensation Committee, or by the Board in the absence of a compensation committee, and participate in other compensatory and benefit plans generally available to all employees.

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

Additionally, in the event of a change in control (as defined in the employment agreements), or if the executive’s employment is terminated by the Company without “cause,” by the executive for “good reason” or as a result of a non-renewal of the employment term by us, all of the executive’s outstanding unvested equity-based awards will vest and become immediately exercisable and unrestricted.

The executive’s right to receive the severance payments and benefits described above is subject to his delivery and non-revocation of an effective general release of claims in favor of the Company and compliance with customary restrictive covenant provisions, including, relating to confidentiality, noncompetition, nonsolicitation, cooperation and nondisparagement.

Director Compensation

The Board has adopted a director compensation policy for non-employee directors, effective as of January 16, 2020. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director will receive an annual board service retainer of $35,000 paid in cash and a grant of $50,000 in restricted shares of our common stock, which are expected to vest one year after the date of grant, subject to continued service on such date. The chairperson of our Audit Committee will receive an additional annual committee chair service retainer of $20,000. Other members of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee will receive additional annual cash retainers of $4,000 for each such committee of which they are a member. Each non-employee director may elect to receive up to 100% of his annual cash retainers in restricted shares of our common stock. We will also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board or any committee thereof.

For the fiscal year ended December 31, 2021, the Compensation Committee determined to pay all retainers in shares of our common stock, which grants were made on January 3, 2022, along with the 2021 annual grant of common stock, all of which were based on a price per share of $3.44. Messrs. Bedi, Neal, Spiritos and Yockey each received 27,035 shares; Mr. Foster received 31,687 shares; and Joseph C. Bencivenga, who resigned from the Board on January 11, 2022, received 25,873 shares. Ms. Brandin did not receive a grant of common stock on January 3, 2022 because she did not serve as a director during 2021. The Company did not make any equity grants to the non-employee directors during 2021.

During 2021, we paid a $200,000 consulting fee to Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey. See “Certain Relationships and Related Transactions and Director Independence—Related Party Transactions—Consulting Agreement.” The Company did not make any other cash payments to the non-employee directors in 2021, other than reimbursement of reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board or any committee thereof.

Mr. Jacoby received no separate compensation for his service as a director. For information on the compensation of Mr. Jacoby, please refer to “—Summary Compensation Table.” Other than as described above, no other compensation was paid to our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued under our equity compensation plans (including individual compensation arrangements) as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—		—		—
Equity compensation plans not approved by stockholders	3,732,790	(1)	$7.71	(2)	1,155,353
Total	3,732,790		$7.71		1,155,353

(1)
Includes (i) a total of 60,000 stock options issued to former directors and officers of MedAmerica Properties Inc. in August 2017, in each case exercisable for five years from the grant date at the exercise price of $8.00 per share and fully vested; (ii) 10,000 stock options issued to Vineet Bedi in June 2018 exercisable for five years from the grant date at the exercise price of $6.00 per share and fully vested; and (iii) 3,662,790 shares of common stock underlying outstanding RSUs, which amount assumes achievement of the maximum level of performance in respect of the RSUs.
(2)
The weighted-average exercise price excludes RSUs, which have no exercise price.

Principal Stockholders

The following table sets forth the beneficial ownership of our common stock as of April 22, 2022 for:

•
each person, or group of affiliated person, who is known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 32,247,204 shares of common stock and 2,731,734 OP units (not including OP units held by us) outstanding as of April 22, 2022.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of restricted stock units and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 22, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The address for persons listed in the table is c/o Broad Street Realty, Inc., 7250 Woodmont Ave, Suite 350, Bethesda, Maryland 20814.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of All Shares	Number of OP Units Beneficially Owned		Percentage of All Shares and OP Units
Named executive officers and directors(1):
Michael Z. Jacoby	2,712,490	(2)	8.4%	856,805	(3)	10.2%
Thomas M. Yockey	2,587,720		8.0%	420,523		8.6%
Vineet P. Bedi	51,570	(4)	*	—		*
Donna Brandin	—		—	—		—
Jeffrey H. Foster	71,738		*	—		*
Daniel J.W. Neal	946,920	(5)	2.9%	—		2.7%
Samuel M. Spiritos	96,473		*	—		*
Alexander Topchy	170,062		*	48,320		*

All current executive officers and directors as a group (8 persons)	6,636,973		20.6%	1,325,648		22.8%

* Represents beneficial ownership of less than 1%

(1)
There are no other holders of 5% or greater other than as set forth herein.
(2)
Includes 2,577,255 shares pledged as collateral under the MVB Loan Agreement.
(3)
Includes 472,384 OP units pledged as collateral under the MVB Loan Agreement.
(4)
Includes 10,000 fully vested options with an exercise price of $6.00 per share.
(5)
Includes 37,255 shares held by ABL, LLC, a limited liability company of which Mr. Neal is the managing member, and 29,554 shares held by an account for Mr. Neal's child, of which Mr. Neal is custodian.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

The Board has adopted a written related person transaction approval policy to further the goal of ensuring that any related person transaction is properly reviewed, approved by the Audit Committee and fully disclosed in accordance with the rules and regulations of the SEC. The policy applies to transactions or arrangements between the Company and any related person, including directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each of these groups (the “Related Persons”). This policy, however, does not apply with respect to general conflicts between the interests of the Company and our employees, officers and directors, including issues relating to engaging in a competing business and receiving certain benefits from the Company, such as loans or guarantees of obligations, which are reported and handled in accordance with the Company’s Code of Business Conduct and Ethics and other procedures and guidelines implemented by the Company from time to time.

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

Related Party Transactions

The Mergers

As consideration in the Mergers that have closed as of the date of this Amendment No. 1, as a result of their interests in the parties of such Mergers, (i) Mr. Jacoby received 2,533,650 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,533,650 shares of the Company’s common stock and 420,523 OP units, (iii) Mr. Topchy received an aggregate of 137,345 shares of the Company’s common stock and 48,320 OP units, (iv) Mr. Neal received, directly or indirectly, 878,170 shares of the Company’s common stock and (v) Mr. Spiritos indirectly received 13,827 shares of the Company's common stock. As consideration in the remaining two Mergers as a result of their interests in the parties of such Mergers, (i) Mr. Jacoby will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (iii) Mr. Topchy will receive 1,934 shares of the Company’s common stock and 14,338 OP units and (iv) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 16,450 shares of the Company’s common stock.

Purchase of BSR Interests

Prior to the Mergers in 2019, BSR agreed to purchase a percentage of Mr. Yockey's ownership interest in BSR for total consideration of $1.5 million. Approximately $1.0 million of this consideration was paid to Mr. Yockey in the first quarter of 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

Representation Warranty and Indemnification Agreement

Concurrently with the entry into the merger agreements for the Mergers, Messrs. Jacoby and Yockey entered into a representation, warranty and indemnification agreement with the Company and the Operating Partnership, pursuant to which they have agreed to indemnify the Company and the Operating Partnership for certain breaches of the representations and warranties of BSR, Broad Street Ventures, LLC and certain other parties to the merger agreements contained in the merger agreements for a period of one year following the closing of the Mergers, subject to certain exceptions and limitations.

Management Fees

As of December 31, 2021 and 2020, the Company provided management services for the two and six properties, respectively, to be acquired in the remaining Mergers, as of such date. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described in the Original Form 10-K, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the entities that own those properties.

Messrs. Jacoby, Yockey, Topchy, Foster and Neal have indirect ownership interests in BBL Current Owner, LLC (“BBL Current”), which owns Midtown Row. Mr. Jacoby also serves as the chief executive officer and a director of BBL Current. On December 21, 2021, we entered into a purchase and sale agreement with BBL Current to acquire Midtown Row for a purchase price of $122.0 million in cash. The Company served as the development manager for Midtown Row and serves as the property manager and the leasing broker for the retail portion of Midtown Row and will receive management fees from BBL Current beginning in the first quarter of 2022. Prior to the sale, the Company will have no ownership interest in the property.

Guarantees

Our subsidiaries’ obligations under the Basis Loan Agreement, the Sub-OP Operating Agreement, the Brookhill mortgage loan, and the Lamar Station Plaza East mortgage loan are guaranteed by Mr. Jacoby and Mr. Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement, the Brookhill mortgage loan and the Lamar Station Plaza East mortgage loan. Mr. Jacoby is also a guarantor under the MVB Loan Agreement. For more information about the Basis Loan Agreement, the Sub-OP Operating Agreement and the MVB Loan Agreement, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity” in the Original Form 10-K.

In connection with the closings of the Mergers that have closed as of the date of this Amendment No. 1, Mr. Jacoby was released from personal guarantees of an aggregate of $16.2 million of indebtedness and Mr. Yockey was released from personal guarantees of an aggregate of $16.2 million of indebtedness.

Tax Protection Agreements

On December 27, 2019, pursuant to the merger agreements for the Mergers, the Company and the Operating Partnership entered into tax protection agreements (the “Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Mr. Jacoby, Mr. Yockey and Mr. Topchy, in connection with their receipt of OP units in certain of the Mergers closed on December 27, 2019. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the Mergers on December 27, 2019, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello and Vista Shops at Golden Mile (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the Mergers on December 27, 2019, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

Consulting Agreement

We had engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning upon the completion of the Mergers on December 27, 2019. Pursuant to this arrangement, we paid Timbergate Ventures, LLC a consulting fee of $200,000 per year. This agreement expired on December 26, 2021.

Shulman Rogers LLP Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents us in certain real estate matters, including with matters related to the Mergers. During the years ended December 31, 2021 and 2020, the Company paid $545,305 and $54,311, respectively, in legal fees to Shulman Rogers LLP.

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

Independence of Directors

After broadly considering all relevant facts and circumstances, the Board affirmatively has determined that each of the following directors is independent under applicable standards: Messrs. Bedi, Foster and Neal and Ms. Brandin.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The financial statements presented in the Original Form 10-K were audited by BDO USA LLP, the Company’s independent registered accounting firm that was appointed upon completion of the Mergers on December 27, 2019.

The following summarizes the fees billed by BDO USA LLP for services performed for the fiscal years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Audit Fees (1)	$901,659	$637,484
Audit-Related Fees (2)	66,500	—
Total	$968,159	$637,484

(1)
Fees for services related to the audit of the Company’s financial statements and review of the Company’s unaudited interim financial statements.
(2)
Fees for the audit of the combined statements of revenue and certain operating expenses of the properties that were acquired in 2021.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and pre-approve, either pursuant to the Company’s Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, any engagement of the Company’s independent auditor to provide any permitted non-audit service to the Company. Pursuant to the Pre-Approval Policy, which the Audit Committee reviews and reassesses periodically, a list of specific services within certain categories of services, including audit, audit-related and tax services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, the Audit Committee may delegate authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services. Additionally, all audit and permissible non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services, for which the estimated cost for such services shall not exceed $50,000 in the aggregate for any calendar year. The chairperson must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibit Index

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

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 15, 2010)

3.2

Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 25, 2015).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2017)

3.4	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

3.5	Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 5, 2010).

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

4.1	Description of Securities of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed on April 15, 2021)

10.1†

Employment Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, a Delaware limited partnership and Michael Jacoby. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.2†

Employment Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, a Delaware limited partnership and Alexander Topchy. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.3

Form of Indemnification Agreement by and among Broad Street Realty, Inc. and the executive officers and directors listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed on April 15, 2022).

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

10.24	Allonge and Modification Agreement, dated December 9, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2020).

10.25	Allonge and Modification Agreement, dated as of March 30, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 5, 2021).

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed on April 15, 2022).

23.1	Consent of BDO USA LLP, Independent Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K, filed on April 15, 2022).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K, filed on April 15, 2022).

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROAD STREET REALTY, INC.

Date:	April 29, 2022	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer