Form 10-Q
period 2022-03-31
Broad Street Realty, Inc.
filed 2022-05-16
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 32,247,100 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate properties
Land	$49,413	$49,341
Building and improvements	173,472	171,894
Intangible lease assets	35,289	35,435
Construction in progress	462	1,247
Less accumulated depreciation and amortization	(28,025)	(23,683)
Total real estate properties, net	230,611	234,234

Cash and cash equivalents	2,251	2,786
Restricted cash	8,305	8,238
Tenant and accounts receivable, net of allowance of $104 and $75, respectively	1,364	1,812
Other assets, net	5,669	4,599
Total Assets	$248,200	$251,669

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$178,428	$178,982
Accounts payable and accrued liabilities	12,190	11,384
Unamortized intangible lease liabilities, net	2,351	2,729
Payables due to related parties	642	626
Deferred tax liabilities	8,195	8,964
Deferred revenue	678	860
Total liabilities	202,484	203,545

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,039,128 and 31,873,428 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	320	319
Additional paid in capital	70,803	70,022
Accumulated deficit	(22,486)	(19,543)
Total Broad Street Realty, Inc. stockholders' equity	48,637	50,798
Noncontrolling interest	(2,921)	(2,674)
Total equity	45,716	48,124
Total Liabilities and Equity	$248,200	$251,669

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$6,727	$3,938
Commissions	448	635
Management and other fees	127	345
Total revenues	7,302	4,918
Operating Expenses
Cost of services	373	343
Depreciation and amortization	4,117	2,313
Property operating	2,085	1,250
Bad debt expense	29	55
General and administrative	3,698	2,586
Total operating expenses	10,302	6,547
Operating loss	(3,000)	(1,629)

Other income (expense)
Interest and other income	11	—
Derivative fair value adjustment	1,765	191
Interest expense	(2,588)	(1,878)
Gain on extinguishment of debt	—	757
Other expense	(5)	(7)
Total other expense	(817)	(937)

Income tax benefit	627	624
Net loss	$(3,190)	$(1,942)
Plus: Net loss attributable to noncontrolling interest	247	265
Net loss attributable to common stockholders	$(2,943)	$(1,677)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.09)	$(0.07)

Weighted average shares outstanding
Basic and diluted	31,966,570	22,471,479

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2020	500	$—	22,624,679	$225	$54,622	$(10,035)	$(1,328)	$43,484
Stock-based compensation	—	—	—	—	21	—	—	21
Tax effect of change in ownership percentage of OP	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	(1,677)	(265)	(1,942)
Balance at March 31, 2021	500	—	22,624,679	225	54,627	(11,712)	(1,593)	41,547

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2021	500	$—	31,873,428	$319	$70,022	$(19,543)	$(2,674)	$48,124
Stock-based compensation	—	—	165,700	1	784	—	—	785
Tax effect of change in ownership percentage of OP	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	(2,943)	(247)	(3,190)
Balance at March 31, 2022	500	—	32,039,128	320	70,803	(22,486)	(2,921)	45,716

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,190)	$(1,942)
Adjustments to reconcile net loss to net cash used in operating activities
Income tax benefit	(627)	(624)
Depreciation and amortization	4,373	2,455
Minimum return on preferred interests	(371)	(242)
Gain on extinguishment of debt	—	(757)
Straight-line rent receivable	(131)	6
Straight-line rent liability	(7)	(4)
Stock-based compensation	785	21
Change in fair value of derivatives	(1,765)	(191)
Bad debt expense	29	55
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	419	107
Other assets	261	233
Receivables due from related parties	1	(4)
Accounts payable and accrued liabilities	1,193	(1,058)
Payables due to related parties	16	—
Deferred revenues	(182)	(1)
Net cash provided by (used in) operating activities	804	(1,946)
Cash flows from investing activities
Capitalized pre-acquisition costs, net of refunds	(100)	—
Capital expenditures for real estate	(808)	(1,148)
Net cash used in investing activities	(908)	(1,148)
Cash flows from financing activities
Borrowings under debt agreements	304	13,469
Repayments under debt agreements	(863)	(9,372)
Debt origination and discount fees	(4)	(330)
Proceeds from related parties	199	487
Payments to related parties	—	(2)
Net cash (used in) provided by financing activities	(364)	4,252
(Decrease) increase in cash, cash equivalents, and restricted cash	(468)	1,158
Cash, cash equivalents and restricted cash at beginning of period	11,024	9,983
Cash, cash equivalents and restricted cash at end of period	$10,556	$11,141

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

Supplemental Cash Flow Information
Interest paid	$2,460	$1,887
Accrued offering costs	457	457
Accrued capital expenditures for real estate	341	192
Accrued pre-acquisition costs	—	133
Accrued deferred loan costs	—	12

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of Paycheck Protection Program loan	—	757

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,251	$2,744
Restricted cash	8,305	8,397
Cash, cash equivalents and restricted cash at end of period	$10,556	$11,141

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

March 31, 2022

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2022, the Company had real estate assets of $258.6 million, gross, in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2022, the Company owned 92.0% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

Liquidity and Management’s Plan

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

Specifically, as of March 31, 2022, the Company has three mortgage loans and a mezzanine loan on three properties with a combined principal balance outstanding of approximately $22.7 million that mature within twelve months of the date that these financial statements are issued. The Company projects that it will not have sufficient cash available to pay off the mortgage and mezzanine loans upon maturity and is currently seeking to refinance the loans prior to maturity in July 2022, November 2022 and May 2023. There can be no assurances that the Company will be successful in its efforts to refinance the mortgage and mezzanine loans on favorable terms or at all. If the Company is unable to refinance these mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, the Company would not have any further financial obligations to the lenders as the value of these properties are in excess of the outstanding loan balances.

In addition, the Basis Term Loan and the Basis Preferred Interest (each as defined below), totaling approximately $75.2 million, mature on January 1, 2023, subject to two one-year extension options that are subject to certain conditions, including a material adverse change clause. Based on discussions with Basis Management Group, LLC ("Basis"), as of April 15, 2022, Basis was in agreement that the Company met the debt yield, debt service coverage ratio and loan to value tests to qualify for the extension and, further to that point, if the current market conditions remained the same as of the date of extension of the loans, there was no "Material Adverse Change" event that would impact Basis approving the extension request. Management also is in discussions with other lenders to refinance the Basis Term Loan and the Basis Preferred Interest with new loans. There can be no assurances, however, that the Company will be successful in exercising these extension options or refinancing the Basis Term Loan and the Basis Preferred Interest prior to their maturity. If the Company is unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan. If the Company is unable to extend or redeem the Basis Preferred Interest prior to the mandatory redemption date, the Preferred Investor (as defined below) may remove the Operating Partnership as the manager of the Sub-OP (as defined below) and as the manager of the property-owning entities held under the Sub-OP. In addition, if the Company sells or otherwise disposes of properties other than in the ordinary and usual course of its business, the lender under the MVB Loan Agreement (as defined below) could declare an event of default and accelerate the repayment of the MVB Term Loan and MVB Revolver (each as defined below).

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

The Company's pending acquisition of Midtown Row has a purchase price of $122.0 million in cash. Management is currently looking into various alternatives to be able to fund the acquisition in cash. There can be no assurances that management will be successful and the Company may need to incur additional indebtedness to fund the acquisition.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. As further discussed below, as of March 31, 2022, the Company was not in compliance with the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage loan agreement, which matures on July 17, 2022. The Company was in compliance with all other covenants under its debt agreements as of March 31, 2022.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The unaudited consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. During the three months ended March 31, 2022, there were no material changes to these policies.

Issued Accounting Standards Not Yet Adopted

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. The ASU also require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This ASU is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the impact of adopting this new accounting standard on the Company's consolidated financial statements and related disclosures.

Note 3 – Real Estate

Pending Midtown Row Acquisition

On December 21, 2021, the Company entered into a purchase and sale agreement with BBL Current Owner, LLC (“BBL Current”) to acquire a mixed-use property in Williamsburg, Virginia known as Midtown Row for a purchase price of $122.0 million in cash (the “Midtown Row Acquisition”). The Midtown Row Acquisition is subject to customary closing conditions. There can be no assurances that these conditions will be satisfied or that the Company will complete the Midtown Row Acquisition on the terms described herein or at all. In the event that the Company fails to complete the Midtown Row Acquisition by reason of not performing its obligations under the purchase and sale agreement, the Company's $0.2 million security deposit will be forfeited.

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2022, which includes rental income for the three months ended March 31, 2022 and 2021.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2022	March 31, 2022	March 31, 2022	2022	2021
Maryland(1)	6	$101,724	39.4%	$3,028	$1,896
Virginia	5	83,058	32.1%	1,757	1,227
Pennsylvania	1	28,199	10.9%	475	511
Washington D.C.	1	8,393	3.2%	134	173
Colorado	2	37,262	14.4%	1,333	131
	15	$258,636	100.0%	$6,727	$3,938

(1)
Rental income for the three months ended March 31, 2021 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Company's acquisition of Cromwell Field Shopping Center on May 26, 2021.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Assets:
Above-market leases	$4,773	$4,792
Above-market leases accumulated amortization	(1,452)	(1,210)
In-place leases	30,516	30,643
In-place leases accumulated amortization	(12,306)	(10,368)
Total net real estate intangible assets	$21,531	$23,857

Liabilities
Below-market leases	4,779	4,792
Below-market leases accumulated amortization	(2,428)	(2,063)
Total net real estate intangible liabilities	$2,351	$2,729

For the three months ended March 31, 2022 and 2021, the Company recognized amortization related to in-place leases of approximately $1.9 million and $1.0 million, respectively, and net amortization related to above-market leases and below-market leases for each of the three months ended March 31, 2022 and 2021 of approximately $(0.1) million in its consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of March 31, 2022:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2022	$5,170	$712	$(962)	$4,920
2023	4,772	841	(652)	4,961
2024	3,118	615	(408)	3,325
2025	2,020	453	(169)	2,304
2026	1,334	274	(84)	1,524
2027	855	193	(36)	1,012
Thereafter	941	233	(40)	1,134
Total	$18,210	$3,321	$(2,351)	$19,180

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of March 31, 2022, the weighted average amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 3.5 years, 4.5 years and 2.3 years, respectively.

Note 5 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 are detailed in the table below:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid assets and deposits	$1,432	$1,708
Straight-line rent receivable	1,528	1,398
Right-of-use assets, net	748	852
Pre-acquisition costs	392	280
Other receivables, net of allowance of $75 and $75, respectively	80	82
Corporate property, net	101	68
Receivables due from related parties	8	208
Derivative assets	1,380	3
	$5,669	$4,599

Receivables due from related parties as of March 31, 2022 and December 31, 2021 are described further in Note 13 “Related Party Transactions”.

Note 6 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at March 31, 2022 and December 31, 2021:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	March 31, 2022	December 31, 2021
Basis Term Loan (net of discount of $280 and $745, respectively)	January 1, 2023	Floating (2)	6.125%	$66,904	$66,811
Basis Preferred Interest (net of discount of $57 and $150, respectively) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	8,336	8,560
MVB Term Loan	June 27, 2023 (6)	Fixed	6.75%	3,841	3,934
MVB Second Term Loan	June 27, 2023	Fixed	6.75%	304	—
MVB Revolver	June 27, 2023 (6)	Floating (7)	6.75%	1,117	1,404
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	12,994	13,070
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,069	3,097
Vista Shops at Golden Mile Loan (net of discount of $32 and $0, respectively) (9)	June 24, 2023	Fixed	3.83%	11,646	11,661
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	3.20%	8,930	9,034
Lamar Station Plaza East Loan (net of discount of $4 and $7, respectively)	July 17, 2022 (10)	LIBOR + 3.00% (11)	4.00%	3,511	3,507
Lamont Street Preferred Interest (net of discount of $57 and $0, respectively) (12)	September 30, 2023	Fixed	13.50%	4,377	4,498
Highlandtown Village Shopping Center Loan (net of discount of $37 and $0, respectively)	May 6, 2023	Fixed	4.13%	5,334	5,364
Cromwell Field Shopping Center Loan (net of discount of $103 and $0, respectively)	November 15, 2022	LIBOR + 5.40% (13)	5.90%	12,290	12,249
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $13 and $0, respectively)	November 15, 2022	Fixed	10.00%	1,517	1,512
Spotswood Valley Square Shopping Center Loan (net of discount of $79 and $0, respectively)	July 6, 2023	Fixed	4.82%	12,036	12,100
The Shops at Greenwood Village (net of discount of $109 and $0, respectively)	October 10, 2028	Prime - 0.35% (14)	4.08%	23,166	23,296
				$179,372	$180,097
Unamortized deferred financing costs, net				(944)	(1,115)
Total Mortgage and Other Indebtedness				$178,428	$178,982

(1)
At March 31, 2022, the floating rate loans tied to LIBOR were based on the one-month LIBOR rate of 0.45%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Company has entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.
(3)
The outstanding balance includes approximately $0.6 million and $0.8 million of indebtedness as of March 31, 2022 and December 31, 2021, respectively, related to the Minimum Multiple Amount (as defined below) owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.
(4)
If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)
In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $0.9 million was outstanding at March 31, 2022. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.
(6)
In March 2022, the Company entered into a six-month extension on the MVB Term Loan and the MVB Revolver as described under the heading "—MVB Loans."
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
(12)
The outstanding balance includes approximately $0.5 million of indebtedness as of March 31, 2022 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street (as defined below) as described below under the heading “—Lamont Street Preferred Interest”.
(13)
The interest rate on the Cromwell Field Shopping Center loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.

(14)
The Company entered into an interest rate swap which fixes the interest rate of this loan at 4.082%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of March 31, 2022, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

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

If (i) an event of default exists, (ii) Broad Street Realty, LLC ("BSR") or any other subsidiary of the Company serving as property manager for one of the secured parties becomes bankrupt, insolvent or a debtor in an insolvency proceeding, or there is a change of control of BSR or such other subsidiary without approval by the Basis Lender, (iii) a default occurs under the applicable management agreement, or (iv) the property manager has engaged in fraud, willful misconduct, misappropriation of funds or is grossly negligent with regard to the applicable property, the Basis Lender may require a Borrower to replace BSR or such other subsidiary of the Company as the property manager and hire a third party manager approved by the Basis Lender to manage the applicable property.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The Company was in compliance with the debt service coverage calculation for the twelve months ended March 31, 2022.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of Broad Street BIG First OP, LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of March 31, 2022, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of March 31, 2022 and December 31, 2021, the Minimum Multiple Amount was approximately $0.6 million and $0.8 million, respectively, which is included as indebtedness on the consolidated balance sheets.

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

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A Return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading “—Mortgage Indebtedness,” the Company repaid approximately $0.8 million of these funds with the proceeds from the Vista Shops mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. On October 1, 2021, approximately $1.0 million of availability under the capital contributions was returned to the Preferred Investor and is no longer available to the Company. As of the date of these consolidated financial statements, there is no remaining availability to the Company from these capital contributions.

MVB Loan

In December 2019, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan had an original maturity date of December 27, 2022, which has been extended to June 27, 2023 under the terms described below, and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to June 27, 2023 under the terms described below. The MVB Term Loan has a fixed interest rate of 6.75% per annum. The MVB Revolver carries an interest rate of the greater of (i) prime rate plus 1.5% and (ii) 6.75%.

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of March 31, 2022.

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

In December 2020, the Company entered into an amendment to the MVB Loan Agreement, which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, the Company entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminated the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of the Company’s then-pending acquisitions of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the Company’s then-pending acquisitions of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payments owed by March 31, 2021, September 30, 2021 and March 31, 2022 have been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million. These amendments were treated as modifications under the accounting standards.

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

The Company was in compliance with the debt service calculation at March 31, 2022.

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

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood acquisitions on May 21, 2021 and June 4, 2021, respectively, Lamont Street Partners LLC (“Lamont Street”) contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC (“BSV Highlandtown”) and BSV Spotswood Investors LLC (“BSV Spotswood”) designated as Class A units (the "Lamont Street Preferred Investment").

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests are to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of March 31, 2022, the remaining Lamont Street Minimum Multiple Amount was approximately $0.5 million, which is included in indebtedness on the consolidated balance sheet.

The Operating Partnership serves as the managing member of BSV Highlandtown and BSV Spotswood. However, Lamont Street has approval rights over certain major decisions, including, but not limited to (i) the incurrence of new indebtedness or modification of existing indebtedness by BSV Highlandtown and BSV Spotswood, or their direct or indirect subsidiaries, (ii) capital expenditures over $100,000, (iii) any proposed change to a property directly or indirectly owned by BSV Highlandtown or BSV Spotswood, (iv) direct or indirect acquisitions of new properties by BSV Highlandtown or BSV Spotswood, (v) the sale or other disposition of any property directly or indirectly owned by BSV Highlandtown and BSV Spotswood, (vi) the issuance of additional membership interests in BSV Highlandtown and BSV Spotswood, (vii) any amendment to an existing material lease related to the properties and (viii) decisions regarding the dissolution, winding up or liquidation of BSV Highlandtown or BSV Spotswood or the filing of any bankruptcy petition by BSV Highlandtown and BSV Spotswood or their subsidiaries.

Under certain circumstances, including an event whereby Lamont Street’s interests are not redeemed on or prior to the Lamont Street Redemption Date (as it may be extended), Lamont Street may remove the Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood.

Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2022 and December 31, 2021, the Company had approximately $94.5 million and $94.9 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Lamar Station Plaza East mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Lamar Station Plaza East	1.25 to 1.00
Highlandtown Village Shopping Center	1.30 to 1.00
Cromwell Field Shopping Center	1.00 to 1.00
Spotswood Valley Square Shopping Center	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

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

In connection with the closing of the Company's acquisition of The Shops at Greenwood Village on October 6, 2021, the Company entered into a $23.5 million mortgage loan secured by the property, which bears interest at prime rate less 0.35% per annum and matures on October 10, 2028. The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

As of March 31, 2022, the Company was not in compliance with the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage loan agreement, which matures on July 17, 2022. The Company has 60 days to cure the default by making a principal payment on the loan in an amount sufficient to reduce the loan amount such that the required covenant would be satisfied. If the Company does not cure the default, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, the Company would not have any further financial obligations to the lender as the value of the property is in excess of the outstanding loan balance. The Company is currently in discussions with the lender which has agreed to take no action before July 17, 2022, the maturity date of the loan. As of March 31, 2022, the Company was in compliance with all other covenants under its debt agreements.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of March 31, 2022 and December 31, 2021 was $2.1 million, gross ($0.9 million, net) and $2.1 million, gross ($1.1 million, net), respectively. Debt discounts associated with the Company’s debt as of March 31, 2022 and December 31, 2021 were $2.1 million, gross ($0.8 million, net) and $2.1 million, gross ($1.0 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statements of operations, of approximately $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of March 31, 2022:

(dollars in thousands)	Amount Due
Remainder of 2022	$19,485
2023	114,877
2024	13,597
2025	11,096
2026	644
2027	672
Thereafter	19,772
180,143
Unamortized debt discounts and issuance costs, net	(1,715)
Total	$178,428

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. As of March 31, 2022, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan.

On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village loan to fix the interest rate at 4.082%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $1.8 million and $0.2 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of March 31, 2022 and December 31, 2021 was an interest rate cap asset of less than $0.1 million for each period, an interest rate swap asset of approximately $1.4 million at March 31, 2022 and an interest rate swap liability of approximately $0.4 million at December 31, 2021. The interest rate cap asset and interest rate swap asset are included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheets.

Note 7 - Commitments and Contingencies

Commitments

As of March 31, 2022, the Company had two remaining pending acquisitions pursuant to the agreements and plans of merger that were originally entered into on May 28, 2019. At closing, the Company will issue an aggregate of 1,317,055 shares of common stock and 573,529 OP units as consideration for these two acquisitions. Until the closing of these acquisitions, the Company will continue to manage these two properties and earn management fees.

Contingencies

Impact of COVID-19

The Company continues to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, the Company has entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2021; the Company had no lease modifications related to COVID-19 during the first quarter of 2022. Approximately $0.2 million of the total deferred rent from all lease modifications since April 2020 remained outstanding and to be billed as of March 31, 2022 and has a weighted average payback period of approximately 26 months. As of May 9, 2022, the Company has given rent deferrals to 36 tenants (approximately 12.0% of the Company's total tenants) with eight tenants still on a payment plan. Three tenants, which account for less than $0.1 million of deferred rent, are not in compliance with their plan.

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

Note 8 - Equity

Common Stock

On January 3, 2022 and April 1, 2022, the Company issued 165,700 and 9,708 shares, respectively, of common stock to its directors. Also on April 1, 2022, the Company issued 60,106 shares of common stock in connection with the redemption of OP Units.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares had been designated as Series A preferred stock, $0.01 par value per share (the "Series A preferred stock").

As of March 31, 2022 and December 31, 2021, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. ("MedAmerica") upon completion of the initial mergers on December 27, 2019 (the "Initial Mergers"). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of March 31, 2022, less than $0.1 million of Series A preferred dividends were undeclared.

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

Noncontrolling Interest

As of March 31, 2022, the Company owned a 92.0% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis.

On April 1, 2022, the Company issued 60,106 shares of common stock in connection with the redemption of OP units.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. As of March 31, 2022, there were 989,653 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the three months ended March 31, 2022 and 2021.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2021	237,621	$1.26
Vested	(172,580)	0.75
Outstanding as of March 31, 2022	65,041	$0.51

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2020	153,200	$0.55
Granted	—	—
Outstanding as of March 31, 2021	153,200	$0.55

Compensation expense related to these share-based payments for the three months ended March 31, 2022 and 2021 was less than $0.1 million, and was included in general and administrative expenses on the consolidated statement of operations. The remaining unrecognized costs from stock-based awards as of March 31, 2022 was approximately $0.1 million and will be recognized over a weighted-average period of 1.1 years.

On April 1, 2022, the Company granted 138,262 restricted shares of common stock to certain employees, which will vest ratably on January 1, 2023, January 1, 2024 and January 1, 2025, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (as defined in the performance award of stock units agreements pursuant to which the RSUs were granted) at the end of the performance period ending on December 31, 2024, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. The remaining unrecognized costs from RSU awards as of March 31, 2022 was approximately $4.6 million and will be recognized over 3.8 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the three months ended March 31, 2022 and 2021 are presented in the tables below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2021	70,000	$7.71	$-	0.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at March 31, 2022	70,000	$7.71	$-	0.51	$-

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2020	70,000	$7.71	$-	1.76	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired	-	-	-	-	-
Balance at March 31, 2021	70,000	$7.71	$-	1.51	$-

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at March 31, 2022. The intrinsic value is not material.

Warrants

On June 4, 2021, the Company issued to Lamont Street warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”). The Warrants were issued in connection with the issuance of the Lamont Street Preferred Investment described in Note 6 under the heading “—Lamont Street Preferred Interest.” The fair value of these warrant liabilities are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 4.3 years.

Note 9 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three months ended March 31, 2022 and 2021 by type of service:

	Topic 606	Three Months Ended March 31,
(in thousands)	Revenue Recognition	2022	2021
Topic 606 Revenues
Leasing commissions	Point in time	$302	$589
Property and asset management fees	Over time	70	197
Sales commissions	Point in time	146	46
Development fees	Over time	—	89
Engineering services	Over time	57	59
Topic 606 Revenue		575	980
Out of Scope of Topic 606 revenue
Rental income		$6,727	$3,938
Total Out of Scope of Topic 606 revenue		6,727	3,938
Total Revenue		$7,302	$4,918

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$15,254
2023	19,207
2024	15,837
2025	13,003
2026	10,001
2027	7,457
Thereafter	15,313
Total	$96,072

Note 10 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three months ended March 31, 2022, was approximately 4.1 million, while the weighted average number of anti-dilutive convertible preferred stock, restricted stock and OP units outstanding for the three months ended March 31, 2021 was 3.0 million. The Warrants are not included in the number of anti-dilutive securities as of March 31, 2022 because the closing sales price per share of our common stock as reported on the OTCQX Best Market was less than the exercise price of the Warrants.

The following table sets forth the computation of earnings per common share for the three months ended March 31, 2022 and 2021:

(in thousands, except per share data)	Three Months Ended March 31,
Numerator:	2022	2021
Net loss	$(3,190)	$(1,942)
Plus: Net loss attributable to noncontrolling interest	247	265
Net loss attributable to common stockholders	$(2,943)	$(1,677)
Denominator
Basic weighted-average common shares	31,967	22,471
Dilutive potential common shares	—	—
Diluted weighted-average common shares	31,967	22,471

Net loss per common share- basic and diluted	$(0.09)	$(0.07)

Note 11 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s derivative assets, which is included in Other assets, net on the consolidated balance sheets was $1.4 million at March 31, 2022 and less than $0.1 million at December 31, 2021. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.4 million at December 31, 2021. See Note 6 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2022 and December 31, 2021 due to the short-term nature of these instruments (Level 1).

At March 31, 2022 and December 31, 2021, the Company’s indebtedness was comprised of borrowings that bear interest at LIBOR plus a margin, prime rate less a margin, and borrowings at fixed rates. The fair value of the Company’s $128.9 million and $129.4 million in borrowings under variable rates at March 31, 2022 and December 31, 2021, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of March 31, 2022 and December 31, 2021 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of March 31, 2022, the fair value of the Company’s $50.5 million fixed rate debt was estimated to be approximately $49.5 million. As of December 31, 2021, the fair value of the Company’s $50.7 million fixed rate debt was estimated to be approximately $50.6 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 12 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for each of the three months ended March 31, 2022 and 2021 reflects an income tax benefit of approximately $0.6 million at an estimated annual effective tax rate of 24.9% and 24.3%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the partnership not subject to tax and state income taxes.

Note 13 – Related Party Transactions

Receivables and Payables

As of March 31, 2022 and December 31, 2021, the Company had less than $0.1 million and $0.2 million, respectively, in receivables due from related parties, included in Other assets, net on the consolidated balance sheets, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, as of March 31, 2022 and December 31, 2021, the Company had $0.6 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheets.

Approximately $0.1 million and $0.5 million of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively, was generated from related parties. Additionally, approximately $0.1 million of the Company’s accounts receivable, net balance at March 31, 2022 and December 31, 2021 was owed from related parties.

Prior to the completion of the Initial Mergers in 2019, BSR agreed to purchase a percentage of Mr. Yockey's ownership interest in BSR for total consideration of $1.5 million. Approximately $1.0 million of this consideration was paid to Mr. Yockey in the first quarter of 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

The Mergers

As consideration in the mergers with entities that have closed as of the date of these financial statements, as a result of their interests in the Broad Street entities party to such mergers, (i) Mr. Jacoby received 2,533,650 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,533,650 shares of the Company’s common stock and 420,523 OP units, (iii) Alexander Topchy, the Company’s Chief Financial Officer, received an aggregate of 137,345 shares of the Company’s common stock and 48,320 OP units, (iv) Daniel J.W. Neal, a member of the Company’s board of directors, received, directly or indirectly, 878,170 shares of the Company’s common stock, and (v) Samuel M. Spiritos, a member of the Company's board of directors, indirectly received 13,827 shares of the Company’s common stock. As consideration in the remaining two mergers as a result of their interests in the remaining Broad Street entities, (i) Mr. Jacoby will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (ii) Mr. Yockey will receive an aggregate of approximately 17,985 shares of the Company’s common stock and 136,213 OP units, (iii) Mr. Topchy will receive 1,934 shares of the Company’s common stock and 14,338 OP units and (iv) Mr. Neal will receive, directly or indirectly, an aggregate of approximately 16,450 shares of the Company’s common stock.

Management Fees

As of March 31, 2022 and December 31, 2021, the Company provided management services for the two properties to be acquired in the remaining mergers with Broad Street entities. For each property, the Company receives a management fee ranging from 3.0% to 4.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey, Topchy and Neal have interests in some or all of the Broad Street entities that own those properties.

Messrs. Jacoby and Yockey, along with Mr. Topchy, Mr. Neal, Jeffrey H. Foster, a member of the Company’s board of directors, and Aras Holden, the Company’s Vice President of Asset Management and Acquisitions, have indirect ownership interests in BBL Current, which owns Midtown Row. Mr. Jacoby also serves as the chief executive officer and a director of BBL Current. On December 21, 2021, the Company entered into a purchase and sale agreement with BBL Current to acquire Midtown Row for a purchase price of $122.0 million in cash, as described above in Note 3 under the heading "—Pending Midtown Row Acquisition." The Company served as the development manager for Midtown Row and serves as the property manager and the leasing broker for the retail portion of Midtown Row and began receiving management fees from BBL Current in the first quarter of 2022. Prior to the closing of the Midtown Row Acquisition, the Company will have no ownership interest in the property.

Ground Lease

The Company acquired the fee-simple interest in the land that the Cromwell Field Shopping Center, a property managed by the Company, is located on under a leasehold interest. The Company leased the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized less than $0.1 million of revenue under the ground lease for the three months ended March 31, 2021. On May 26, 2021, the ground lease was terminated upon the acquisition of Cromwell Field Shopping Center.

Tax Protection Agreements

On December 27, 2019, the Company and the Operating Partnership entered into tax protection agreements (the “Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of OP units in certain of the Initial Mergers. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello and Vista Shops at Golden Mile (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the Initial Mergers, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Code.

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

Consulting Agreement

The Company had engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company paid Timbergate Ventures, LLC a consulting fee of $0.2 million per year. During the three months ended March 31, 2021, approximately $50,000 was recorded in general and administrative expenses related to this consulting agreement. This agreement expired on December 26, 2021.

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended March 31, 2022 and 2021, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and notes thereto appearing elsewhere is this report. References to “we,” “our,” “us,” and “Company” refer to Broad Street Realty, Inc., together with its consolidated subsidiaries.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q (this "report") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” "project," "seek," or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC"), which factors include, without limitation, the following:

•
the impact of the COVID-19 pandemic and measures intended to prevent its spread or address its effects;
•
our limited access to capital and our ability to repay, refinance, restructure and/or extend our indebtedness as it becomes due;
•
risks associated with our ability to consummate the pending acquisitions, the timing and closing of such transactions and unexpected costs or unexpected liabilities that may arise from the transactions, whether or not consummated;
•
risks related to disruption of management’s attention from its ongoing business operations due to the pending transactions;
•
our ability to recognize the benefits of the completed and pending acquisitions;
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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2022, we owned 15 properties with an additional three properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of March 31, 2022. For additional information, see "—Our Portfolio."

As of
March 31, 2022
Number of properties	15
Number of states	5
Total square feet (in thousands)	1,737
Anchor spaces	917
Inline spaces	820
Leased % of rentable square feet (1):
Total portfolio	89.6%
Anchor spaces	94.3%
Inline spaces	84.4%
Occupied % of rentable square feet (1):
Total portfolio	84.5%
Anchor spaces	91.9%
Inline spaces	76.3%
Average remaining lease term (in years) (2)	4.6
Annualized base rent per leased square feet (3)	$13.80

(1)
Percent leased is calculated as (a) gross leasable area ("GLA") of rentable commercial square feet occupied or subject to a lease as of March 31, 2022, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.5% as of March 31, 2022.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2022.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our "Operating Partnership") and its direct and indirect subsidiaries. As of March 31, 2022, we owned 92.0% of the units of limited partnership interest in the Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the "Mergers") on such date, and we operate as a single reporting segment.

Impact of COVID-19

We continue to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, we have entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2021; we had no lease modifications related to COVID-19 during the first quarter of 2022. Approximately $0.2 million of the total deferred rent from all lease modifications since April 2020 remained outstanding and to be billed as of March 31, 2022 and has a weighted average payback period of approximately 26 months. As of May 9, 2022, we have given rent deferrals to 36 tenants (approximately 12.0% of our total tenants) with eight tenants still on a payment plan. Three tenants, which account for less than $0.1 million of deferred rent, are not in compliance with their plan.

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

Portfolio Summary

As of March 31, 2022, our portfolio was comprised of 15 retail properties consisting of 1,736,647 total square feet of GLA. The following table provides additional information about the properties in our portfolio.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	85.3%	$562,982	$23.32	2.6%	$8,393
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	87.7%	1,329,028	9.27	6.2%	17,355
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,928	100.0%	1,434,540	16.69	6.7%	16,684
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,460,244	19.55	6.8%	18,686
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,486	66.2%	1,597,923	10.33	7.4%	18,615
Dekalb Plaza	East Norriton, PA	2017	178,356	97.8%	2,018,697	11.57	9.4%	28,199
The Shops at Greenwood Village	Greenwood Village, CO	2019	199,336	94.4%	3,135,127	16.67	14.6%	31,149
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,513	100.0%	1,030,431	17.92	4.8%	7,401
Hollinswood Shopping Center	Baltimore, MD	2020	112,698	91.9%	1,696,914	16.38	7.9%	25,401
Lamar Station Plaza East	Lakewood, CO	1984	42,700	69.2%	485,931	16.45	2.3%	6,113
Midtown Colonial	Williamsburg, VA	2018	98,043	85.7%	932,718	11.10	4.3%	14,951
Midtown Lamonticello	Williamsburg, VA	2019	63,173	92.5%	958,190	16.39	4.5%	16,244
Spotswood Valley Square Shopping Center	Harrisonburg, VA	1997	190,650	100.0%	1,890,823	9.92	8.8%	14,671
Vista Shops at Golden Mile	Frederick, MD	2009	98,858	96.8%	1,699,661	17.76	7.9%	14,937
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	83.5%	1,244,952	13.60	5.8%	19,837
Total			1,736,647	89.6%	$21,478,161	$13.80	100.0%	$258,636

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of March 31, 2022, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.5% as of March 31, 2022.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of March 31, 2022, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2022.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of March 31, 2022, which includes rental income for the three months ended March 31, 2022 and 2021.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2022	March 31, 2022	March 31, 2022	2022	2021
Maryland(1)	6	$101,724	39.4%	$3,028	$1,896
Virginia	5	83,058	32.1%	1,757	1,227
Pennsylvania	1	28,199	10.9%	475	511
Washington D.C.	1	8,393	3.2%	134	173
Colorado	2	37,262	14.4%	1,333	131
	15	$258,636	100.0%	$6,727	$3,938

(1) Rental income for the three months ended March 31, 2021 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Cromwell Field Shopping Center Merger on May 26, 2021.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2021 Annual Report on Form 10-K, which was filed with the SEC on April 15, 2022. During the three months ended March 31, 2022, there were no material changes to these policies. See Note 2 “—Recent Accounting Pronouncements” to our consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of March 31, 2022, approximately 44.5% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of March 31, 2022, approximately 10.4% of our GLA was vacant and approximately 5.1% of our leases (based on GLA) were month-to-month or scheduled to expire on or before December 31, 2022. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all, including as a result of the COVID-19 pandemic. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	For the Three Months Ended		Change
(dollars in thousands)	March 31, 2022	March 31, 2021	$	%
Revenues
Rental income	$6,727	$3,938	$2,789	71%
Commissions	448	635	(187)	(29%)
Management and other fees	127	345	(218)	(63%)
Total revenues	7,302	4,918	2,384	48%
Expenses
Cost of services	373	343	30	9%
Depreciation and amortization	4,117	2,313	1,804	78%
Property operating	2,085	1,250	835	67%
Bad debt expense	29	55	(26)	(47%)
General and administrative	3,698	2,586	1,112	43%
Total operating expenses	10,302	6,547	3,755	57%
Operating loss	(3,000)	(1,629)	(1,371)	84%

Other income (expense)
Interest and other income	11	—	11	N/A
Derivative fair value adjustment	1,765	191	1,574	824%
Interest expense	(2,588)	(1,878)	(710)	38%
Gain on extinguishment of debt	—	757	(757)	(100%)
Other expense	(5)	(7)	2	(29%)
Total other expense	(817)	(937)	120	(13%)

Income tax benefit	627	624	3	*
Net loss	$(3,190)	$(1,942)	$(1,248)	64%
Plus: Net loss attributable to noncontrolling interest	247	265	(18)	(7%)
Net loss attributable to common stockholders	$(2,943)	$(1,677)	$(1,266)	75%

* Less than one percent

Revenues for the three months ended March 31, 2022 increased approximately $2.4 million, or 48%, compared to the three months ended March 31, 2021, as a result of an approximately $2.8 million increase in rental income. This increase was partially offset by an approximately $0.2 million decrease in commissions and $0.2 million decrease in management and other fees. Rental income increased as a result of the acquisition of three properties in the second quarter of 2021 and one property in the fourth quarter of 2021. The decrease in commissions and management and other fees is mainly attributable to fees recognized in 2021 related to properties that were acquired by the Company in the second quarter and fourth quarter of 2021.

Total operating expenses for the three months ended March 31, 2022 increased approximately $3.8 million, or 57%, compared to the three months ended March 31, 2021, primarily from: (i) an increase in depreciation and amortization expense of approximately $1.8 million, primarily related to four properties that were acquired since May 2021 (which comprised $2.0 million of the total depreciation and amortization expense, partially offset by a $0.2 million decrease in amortization of in-place lease tangibles); (ii) an increase in general and administrative expenses of approximately $1.1 million mainly attributable to an increase in stock compensation expense of approximately $0.8 million, an increase in legal, audit and tax fees of $0.2 million and an increase in payroll and related expenses of approximately $0.1 million; and (iii) an increase in property operating expense of approximately $0.8 million, which is mainly attributable to the three properties acquired in the second quarter of 2021 and one property in the fourth quarter of 2021.

The gain on derivative fair value adjustment was approximately $1.8 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021. The increase of $1.6 million was primarily due to the interest rate swaps the Company entered into on July 1, 2021 and December 27, 2019.

Interest expense for the three months ended March 31, 2022 increased approximately $0.7 million, or 38%, compared to the three months ended March 31, 2021, primarily due to debt that was assumed or originated in connection with four properties that were acquired after March 31, 2021. We had additional net borrowings of approximately $53.2 million after March 31, 2021.

The gain on extinguishment of debt of approximately $0.8 million for the three months ended March 31, 2021 is related to the forgiveness of an unsecured loan of approximately $0.8 million pursuant to the Paycheck Protection Program (the "PPP Program") which was established under the Coronavirus Aid, Relief, and Economic Security Act.

Net loss attributable to noncontrolling interest for the three months ended March 31, 2022 decreased less than $0.1 million compared to the three months ended March 31, 2021. The net loss attributable to noncontrolling interest reflects the proportionate share of the units of limited partnership interest in the Operating Partnership ("OP units") held by outside investors in the operating results of the Operating Partnership.

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

Our reconciliation of net income (loss) to FFO and AFFO for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net loss	$(3,190)	$(1,942)
Real estate depreciation and amortization	3,981	2,224
Amortization of direct leasing costs	4	2
FFO attributable to common shares and OP units	795	284
Stock-based compensation expense	786	21
Deferred financing and debt issuance cost amortization	383	224
Non-real estate depreciation and amortization	5	5
Recurring capital expenditures	(212)	(70)
Straight-line rent revenue	(131)	6
Minimum return on preferred interests	(371)	(242)
Non cash derivative fair value adjustment	(1,765)	(191)
AFFO attributable to common shares and OP units	$(510)	$37

Weighted average shares outstanding to common shares
Diluted	31,966,570	22,471,479

Net loss attributable to common stockholders per share
Diluted (1)	$(0.09)	$(0.07)

Weighted average shares outstanding to common shares and OP units
Diluted	34,758,410	25,299,383

FFO attributable to common shares and OP units
Diluted (2)	$0.02	$0.01

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

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). We expect to meet our short-term liquidity requirements through cash on hand and cash reserves, additional secured and unsecured debt and, subject to market conditions, the issuance of additional shares of common stock, preferred stock or OP units. As of March 31, 2022 and May 9, 2022, we had unrestricted cash and cash equivalents of approximately $2.3 million available for current liquidity needs and restricted cash of approximately $8.3 million and $9.1 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

We have three mortgage loans and a mezzanine loan on three properties (Cromwell Field Shopping Center, Lamar Station Plaza East and Highlandtown Village Shopping Center) totaling approximately $22.7 million that mature within twelve months of the date that the financial statements included in this report are issued. We project that we will not have sufficient cash available to pay off the mortgage and mezzanine loans upon maturity, and we are currently seeking to refinance the loans prior to maturity in July 2022, November 2022 and May 2023. There can be no assurances that we will be successful on the refinance of the mortgage and mezzanine loans on favorable terms or at all. If we are unable to refinance the mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, we would not have any further financial obligation to the lenders as the value of these properties are in excess of the outstanding loan balances.

In addition, the Basis Term Loan and the Basis Preferred Interest (each as defined below) totaling approximately $75.2 million mature on January 1, 2023, subject to two one-year extension options that are subject to certain conditions, including a material adverse change clause. Based on discussions with Basis Management Group, LLC ("Basis"), as of April 15, 2022, Basis was in agreement that the Company met the debt yield, debt service coverage ratio and loan to value tests to qualify for the extension and, further to that point, if the current market conditions remained the same as of the date of extension of the loans, there was no "Material Adverse Change" event that would impact Basis approving the extension request. Management also is in discussions with other lenders to refinance the Basis Term Loan and the Basis Preferred Interest with new loans, which management believes will be available on acceptable terms based on discussions with lenders and the loan-to-value ratios of the properties securing the Basis Term Loan. There can be no assurances, however, that we will be successful in exercising these extension options or refinancing the Basis Term Loan and the Basis Preferred Interest prior to their maturity. If we are unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan. If we are unable to extend or redeem the Basis Preferred Interest prior to the mandatory redemption date, the Preferred Investor (as defined below) may remove the Operating Partnership as the manager of the Sub-OP (as defined below) and as the manager of the property-owning entities held under the Sub-OP.

Although management believes that we will be able to extend or refinance our debt prior to maturity, including the Basis Term Loan and the Basis Preferred Interest, it is possible that we may be unable extend or refinance such debt, which creates substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements included in this report are issued. The financial statements included in this report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Our pending acquisition of a mixed-use property in Williamsburg, Virginia known as Midtown Row (the "Midtown Row Acquisition") has a purchase price of $122.0 million in cash. We are currently looking into various alternatives to be able to fund the acquisition in cash. There can be no assurances that we will be successful and we may need to incur additional indebtedness to fund the acquisition.

Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTCQX Best Market, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As described below, as of March 31, 2022, we were not in compliance with the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage loan agreement, which matures on July 17, 2022. As of March 31, 2022, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of March 31, 2022:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at March 31, 2022
Basis Term Loan (net of discount of $280)	January 1, 2023	Floating (2)	6.125%	$66,904
Basis Preferred Interest (net of discount of $57) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	8,336
MVB Term Loan	June 27, 2023 (6)	Fixed	6.75%	3,841
MVB Second Term Loan	June 27, 2023	Fixed	6.75%	304
MVB Revolver	June 27, 2023 (6)	Floating (7)	6.75%	1,117
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	12,994
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,069
Vista Shops at Golden Mile Loan (net of discount of $32) (9)	June 24, 2023	Fixed	3.83%	11,646
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	3.20%	8,930
Lamar Station Plaza East Loan (net of discount of $4)	July 17, 2022 (10)	LIBOR + 3.00% (11)	4.00%	3,511
Lamont Street Preferred Interest (net of discount of $57) (12)	September 30, 2023	Fixed	13.50%	4,377
Highlandtown Village Shopping Center Loan (net of discount of $37)	May 6, 2023	Fixed	4.13%	5,334
Cromwell Field Shopping Center Loan (net of discount of $103)	November 15, 2022	LIBOR + 5.40%(13)	5.90%	12,290
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $13)	November 15, 2022	Fixed	10.00%	1,517
Spotswood Valley Square Shopping Center Loan (net of discount of $79)	July 6, 2023	Fixed	4.82%	12,036
The Shops at Greenwood Village (net of discount of $109)	October 10, 2028	Prime - 0.35% (14)	4.08%	23,166
				$179,372
Unamortized deferred financing costs, net				(944)
Total Mortgage and Other Indebtedness				$178,428
(1)
At March 31, 2022, the floating rate loans tied to LIBOR were based on the one-month LIBOR rate of 0.45%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. We entered into an interest rate cap that caps the LIBOR rate on this loan at 3.5%.
(3)
The outstanding balance includes approximately $0.6 million of indebtedness related to the Minimum Multiple Amount (as defined below) owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest”.
(4)
If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)
In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $0.9 million was outstanding at March 31, 2022. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.
(6)
In March 2022, we entered into a six-month extension on the MVB Term Loan and the MVB Revolver (each as defined below) as described below under the heading "—MVB Loans."
(7)
The interest rate on the MVB Revolver is the greater of (i) prime rate plus 1.5% and (ii) 6.75%.
(8)
We have entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(9)
We completed the refinance of this loan in March 2021. The prior loan matured on January 25, 2021 and carried an interest rate of LIBOR plus 2.5% per annum.
(10)
In July 2021, we entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to July 2022.
(11)
The interest rate on the Lamar Station Plaza East loan is LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.00%.
(12)
The outstanding balance includes approximately $0.5 million of indebtedness as of March 31, 2022 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street (as defined below) as described below under the heading “—Lamont Street Preferred Interest”.
(13)
The interest rate on the Cromwell Field Shopping Center loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.
(14)
The Company entered into an interest rate swap which fixes the interest rate of this loan at 4.082%

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis, as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral

Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Basis Term Loan bears interest at a rate equal to the greater of (i) LIBOR plus 3.850% per annum and (ii) 6.125% per annum. The Borrowers have entered into an interest rate cap that effectively caps LIBOR at 3.50% per annum. As of March 31, 2022, the interest rate of the Basis Term Loan was 6.125% and the balance outstanding was $66.9 million.

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

In addition, if there is a default by the Company under the MVB Loan Agreement (as defined below), by Mr. Jacoby under his guarantee of the loans under the MVB Loan Agreement or by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the Borrowers’ cash account in which they collect and retain rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as collateral for the Basis Term Loan.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended March 31, 2022 was approximately 1.47x.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis (the “Preferred Investor”), entered into an amended and restated operating agreement (the "Sub-OP Operating Agreement") of Broad Street BIG First OP, LLC, a subsidiary of the Operating Partnership (the "Sub-OP"). Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of March 31, 2022, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of March 31, 2022 and December 31, 2021, the Minimum Multiple Amount was approximately $0.6 million and $0.8 million, respectively, which is included as indebtedness on the consolidated balance sheets.

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

MVB Loan

In December 2019, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan had an original maturity date of December 27, 2022, which has been extended to June 27, 2023 under the terms described below, and the MVB Revolver had an original maturity date of December 27, 2020, which has been extended to June 27, 2023 under the terms described below. The MVB Term Loan has a fixed interest rate of 6.75% per annum and the MVB Revolver carries an interest rate of the greater of (i) prime rate plus 1.5% and (ii) 6.75%.

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of March 31, 2022.

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

In December 2020, we entered into an amendment to the MVB Loan Agreement which extended the maturity date of the MVB Revolver to December 27, 2021 and in March 2021, we entered into another amendment to the MVB Loan Agreement which further extended the maturity date of the MVB Revolver to December 27, 2022. The amendments also eliminate the revolving nature of the facility, require monthly principal payments as calculated over a 10-year amortization schedule, and require the repayment of $250,000 on each of the following dates (a) the earlier of March 31, 2021 or the closing of our then-pending Mergers of the Highlandtown and Spotswood properties, (b) the earlier of September 30, 2021 or the closing of the then-pending Merger of the Greenwood property, (c) March 31, 2022, and (d) September 30, 2022. The $250,000 payments owed by March 31, 2021, September 30, 2021 and March 31, 2022 have been paid. Additionally, the amendments (i) deferred testing for covenants related to the Deposit Requirement, Minimum Liquidity Requirement and the debt service coverage ratio until June 30, 2021, (ii) deferred testing for the covenant related to the Company’s EBITDA to consolidated funded debt ratio until December 31, 2021, (iii) modified the debt service coverage ratio to 1.00 to 1 and (iv) modified the Minimum Liquidity Requirement to $3.0 million.

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

The Company was in compliance with all debt service calculation as of March 31, 2022.

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

Lamont Street is entitled to a cumulative annual return of 13.5% (the "Lamont Street Class A Return"), of which 10.0% is paid current and 3.5% is accrued. Lamont Street's interests are to be redeemed on or before September 30, 2023 (the "Lamont Street Redemption Date"). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street's net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the "Lamont Street Minimum Multiple Amount"). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of March 31, 2022, the remaining Lamont Street Minimum Multiple Amount was approximately $0.5 million.

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

Other Mortgage Indebtedness

As of March 31, 2022 and December 31, 2021, we had approximately $94.5 million and $94.9 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Lamar Station Plaza East mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage and Greenwood Village mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Lamar Station Plaza East	1.25 to 1.00
Highlandtown Village Shopping Center	1.30 to 1.00
Cromwell Field Shopping Center	1.00 to 1.00
Spotswood Valley Square Shopping Center	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

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

As of March 31, 2022, we were not in compliance with the debt service coverage ratio covenant under the Lamar Station Plaza East mortgage loan agreement. We have 60 days to cure the default by making a principal payment on the loan in an amount sufficient to reduce the loan amount such that the required covenant would be satisfied. If we do not cure the default, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, we would not have any further financial obligations to the lender as the value of the property is in excess of the outstanding loan balance. We are in discussions with the lender which has agreed to take no action before July 17, 2022, the maturity date of the loan. As of March 31, 2022, we were in compliance with all other covenants under our debt agreements.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. We also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan. On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village loan to fix the interest rate at 4.082%. Since our derivative instruments are not designated as hedges nor do they meet the criteria for hedge accounting, the fair value is recognized in earnings. For the three months ended March 31, 2022, we recognized a $1.8 million gain as a component of "Derivative fair value adjustment" on the consolidated statement of operations.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Change
Cash and cash equivalents and restricted cash at beginning of period	$11,024	$9,983	$1,041
Net cash provided by (used in) operating activities	804	(1,946)	2,750
Net cash used in investing activities	(908)	(1,148)	240
Net cash (used in) provided by financing activities	(364)	4,252	(4,616)
Cash and cash equivalents and restricted cash at end of period	$10,556	$11,141	$(585)

Operating Activities- Cash provided by operating activities increased by approximately $2.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Operating cash flows were primarily impacted by (i) a net increase in changes in operating assets and liabilities of approximately $2.4 million, which was related to the change in accounts payable and accrued liabilities and (ii) an increase in net cash provided by operating activities, before net changes in operating assets and liabilities, of approximately $0.3 million.

Investing Activities- Cash used in investing activities during the three months ended March 31, 2022 decreased by approximately $0.2 million compared to the three months ended March 31, 2021 primarily due to a decrease in capital expenditures for real estate during the three months ended March 31, 2022 of approximately $0.3 million as compared to the corresponding period in 2021.

Financing Activities- Cash used in financing activities was $0.4 million for the three months ended March 31, 2022 which increased by approximately $4.6 million compared to the three months ended March 31, 2021. The change resulted primarily from an increase in net borrowings in the first quarter of 2021 under debt agreements, which includes (i) a net increase in the Vista Shops mortgage loan of approximately $2.8 million from the refinance of the loan; (ii) the Lamont Street Minimum Multiple of $1.0 million and (iii) the receipt of a second unsecured loan under the PPP Program of approximately $0.8 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting. We are in the process of remediating the material weaknesses as of the end of the period covered by this report.

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this report, as a result of the materials weaknesses referred to above. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements and related financial information included in this report fairly present in all material respects our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Ongoing Remediation Plan

Since 2020, management, under the oversight of the Audit Committee of the Board of Directors, has continued to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The Company began remediating the material weaknesses during the first quarter of 2020 and continues to do so through the date of this report. The Company’s remediation efforts have included initial assessments of existing internal control over financial reporting and its internal and external accounting resources. While the Company has completed the initial assessments, it will continue monitoring and assessing on a continuing basis.

As part of the Company’s initial assessment of its existing internal control over financial reporting the Company identified missing or inadequately designed controls and is in the process of remediating. The majority of the control improvement efforts have been completed as of March 31, 2022, with the remainder expected to be completed in this calendar year. Once all appropriately designed controls are in place, they will need to operate for a sufficient period of time prior to concluding they are operating effectively. As of March 31, 2022, while many of our controls are in place and operating, we have determined that our controls have not been operating for a sufficient period of time to conclude that they are operating effectively, primarily due to turnover of certain key resources during the year ended December 31, 2021.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 15, 2010).

3.2

Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed March 25, 2015).

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 19, 2017).

3.4	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on December 27, 2019).

3.5	Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 5, 2010).

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on December 27, 2019).

10.1

Modification Agreement, dated March 22, 2022, by and among Broad Street Operating Partnership, LP, Broad Street Realty, Inc. and Broad Street Realty, LLC, as borrowers, MVB Bank, Inc., as lender, and Michael Z. Jacoby, as guarantor (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

10.2	Allonge and Modification Agreement (Note No. 1), dated March 22, 2022 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 28, 2022).

10.3	Allonge and Modification Agreement (Note No. 2), dated March 22, 2022 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on March 28, 2022).

10.4	First Amendment to Midtown Row Purchase and Sale Agreement, dated January 14, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL: (i) consolidated balance sheets of Broad Street Realty, Inc., (ii) consolidated statements of operations of Broad Street Realty, Inc., (iii) consolidated statements of comprehensive income/(loss) of Broad Street Realty, Inc., (iv) consolidated statements of changes in equity of Broad Street Realty, Inc., (v) consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: May 16, 2022	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: May 16, 2022	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)