Form 10-Q
period 2022-09-30
Broad Street Realty, Inc.
filed 2022-11-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 32,270,452 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate properties
Land	$49,413	$49,341
Building and improvements	174,341	171,894
Intangible lease assets	35,289	35,435
Construction in progress	2,751	1,247
Less accumulated depreciation and amortization	(36,605)	(23,683)
Total real estate properties, net	225,189	234,234

Cash and cash equivalents	1,559	2,786
Restricted cash	5,197	8,238
Tenant and accounts receivable, net of allowance of $122 and $75, respectively	1,424	1,812
Other assets, net	10,200	4,599
Total Assets	$243,569	$251,669

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net	$179,136	$178,982
Accounts payable and accrued liabilities	13,427	11,384
Unamortized intangible lease liabilities, net	1,645	2,729
Payables due to related parties	997	626
Deferred tax liabilities	6,513	8,964
Deferred revenue	694	860
Total liabilities	202,412	203,545

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,270,452 and 31,873,428 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	323	319
Additional paid in capital	71,877	70,022
Accumulated deficit	(27,354)	(19,543)
Total Broad Street Realty, Inc. stockholders' equity	44,846	50,798
Noncontrolling interest	(3,689)	(2,674)
Total equity	41,157	48,124
Total Liabilities and Equity	$243,569	$251,669

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$7,369	$5,875	$21,034	$14,629
Commissions	413	854	2,142	2,060
Management fees and other income	149	278	450	934
Total revenues	7,931	7,007	23,626	17,623
Operating Expenses
Cost of services	315	557	1,588	1,346
Depreciation and amortization	4,029	3,426	12,240	8,415
Property operating	1,926	1,426	5,924	3,873
Bad debt expense (recoveries)	12	(31)	47	15
General and administrative	3,053	2,781	10,150	7,844
Total operating expenses	9,335	8,159	29,949	21,493
Operating loss	(1,404)	(1,152)	(6,323)	(3,870)

Other income (expense)
Interest and other income	—	1	26	8
Derivative fair value adjustment	1,249	50	3,819	261
Interest expense	(3,073)	(2,387)	(8,346)	(7,346)
Gain on extinguishment of debt	—	773	—	1,530
Other expense	(9)	—	(15)	(12)
Total other expense	(1,833)	(1,563)	(4,516)	(5,559)

Income tax benefit	795	673	2,309	2,316
Net loss	$(2,442)	$(2,042)	$(8,530)	$(7,113)
Plus: Net loss attributable to noncontrolling interest	202	222	719	886
Net loss attributable to common stockholders	$(2,240)	$(1,820)	$(7,811)	$(6,227)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.07)	$(0.06)	$(0.24)	$(0.25)

Weighted average shares outstanding
Basic and diluted	32,079,861	28,825,677	32,030,500	25,399,433

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2020	500	$—	22,624,679	$225	$54,622	$(10,035)	$(1,328)	$43,484
Stock-based compensation	—	—	—	—	21	—	—	21
Tax effect of change in ownership percentage of OP	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	(1,677)	(265)	(1,942)
Balance at March 31, 2021	500	—	22,624,679	225	54,627	(11,712)	(1,593)	41,547
Issuance of common stock	—	—	6,331,162	63	7,797	—	—	7,860
Grants of restricted stock	—	—	90,517	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(7,136)	—	(21)	—	—	(21)
Issuance of warrants	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	2	121	—	—	123
Tax effect of change in ownership percentage of OP	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	(2,730)	(399)	(3,129)
Balance at June 30, 2021	500	—	29,039,222	290	62,542	(14,442)	(1,992)	46,398
Stock-based compensation	—	—	—	—	76	—	—	76
Net loss	—	—	—	—	—	(1,820)	(222)	(2,042)
Balance at September 30, 2021	500	$—	29,039,222	$290	$62,618	$(16,262)	$(2,214)	$44,432

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2021	500	$—	31,873,428	$319	$70,022	$(19,543)	$(2,674)	$48,124
Stock-based compensation	—	—	165,700	1	784	—	—	785
Tax effect of change in ownership percentage of OP	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	(2,943)	(247)	(3,190)
Balance at March 31, 2022	500	—	32,039,128	320	70,803	(22,486)	(2,921)	45,716
Issuance of common stock	—	—	60,106	1	184	—	(185)	—
Grants of restricted stock	—	—	138,262	—	—	—	—	—
Forfeiture of restricted stock	—	—	(10,923)	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(104)	—	—	—	—	—
Stock-based compensation	—	—	9,708	1	399	—	—	400
Net loss	—	—	—	—	—	(2,628)	(270)	(2,898)
Balance at June 30, 2022	500	—	32,236,177	322	71,386	(25,114)	(3,376)	43,218
Issuance of common stock	—	—	36,064	1	110	—	(111)	—
Forfeiture of restricted stock	—	—	(1,789)	—	—	—	—	—
Stock-based compensation	—	—	—	—	381	—	—	381
Net loss	—	—	—	—	—	(2,240)	(202)	(2,442)
Balance at September 30, 2022	500	$—	32,270,452	$323	$71,877	$(27,354)	$(3,689)	$41,157

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(8,530)	$(7,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Income tax benefit	(2,309)	(2,316)
Depreciation and amortization	13,081	9,006
Minimum multiple on preferred interests	(929)	45
Gain on extinguishment of debt	—	(1,530)
Straight-line rent receivable	(619)	(291)
Straight-line rent liability	(26)	(22)
Stock-based compensation	1,566	220
Change in fair value of derivatives	(3,819)	(261)
Bad debt expense	47	15
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	262	479
Other assets	(815)	(110)
Due from related parties	201	(19)
Accounts payable and accrued liabilities	2,439	(1,871)
Due to related parties	10	(6)
Deferred revenues	(166)	(220)
Net cash provided by (used in) operating activities	393	(3,994)
Cash flows from investing activities
Acquisitions of real estate, net of cash and restricted cash received	—	2,470
Capitalized pre-acquisition costs, net of refunds	(756)	—
Capital expenditures for real estate	(3,792)	(2,067)
Net cash (used in) provided by investing activities	(4,548)	403
Cash flows from financing activities
Borrowings under debt agreements	2,000	17,960
Repayments under debt agreements	(2,086)	(12,734)
Taxes remitted upon vesting of restricted stock	—	(21)
Debt origination and discount fees	(4)	(731)
Proceeds from related parties	594	671
Payments to related parties	(617)	(523)
Net cash (used in) provided by financing activities	(113)	4,622
(Decrease) increase in cash, cash equivalents, and restricted cash	(4,268)	1,031
Cash, cash equivalents and restricted cash at beginning of period	11,024	9,983
Cash, cash equivalents and restricted cash at end of period	$6,756	$11,014

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information
Interest paid	$7,696	$6,029
Taxes paid, net of refunds	17	(171)
Accrued acquisition costs	—	560
Accrued capital expenditures for real estate	514	346
Accrued pre-acquisition costs	34	91

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate and other net assets	—	(39,552)
Common shares issued in mergers	—	8,038
Debt assumed in mergers	—	31,514
Forgiveness of Paycheck Protection Program loan	—	1,530

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,559	$2,388
Restricted cash	5,197	8,626
Cash, cash equivalents and restricted cash at end of period	$6,756	$11,014

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

September 30, 2022

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of September 30, 2022, the Company had real estate assets of $261.8 million, gross, in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2022, the Company owned 92.3% of the units of limited partnership interest in its Operating Partnership (“OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

Liquidity and Management’s Plan

The Company's rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company. The Company maintains ongoing communications and works with its tenants to collect prior deferred rent and to monitor any disruptions to their business.

The Company’s financing is generally comprised of mortgage loans secured by the Company’s properties that typically mature within three to five years of origination. The Company is currently in contact with lenders and brokers in the marketplace to restructure its debt.

Specifically, as of September 30, 2022, the Company has five mortgage loans and a mezzanine loan on five properties with a combined principal balance outstanding of approximately $46.2 million that mature within twelve months of the date that these financial statements are issued. One of the mortgage loans with a balance of $3.5 million as of September 30, 2022 matured on October 17, 2022 and remains outstanding. The lender gave the Company a forbearance through November 23, 2022 to repay the loan. The Company projects that it will not have sufficient cash available to pay off the other mortgage and mezzanine loans upon maturity and is currently seeking to refinance the loans prior to maturity in December 2022, May 2023, June 2023 and July 2023. There can be no assurances that the Company will be successful in its efforts to refinance the mortgage and mezzanine loans on favorable terms or at all. If the Company is unable to refinance these mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, the Company would not have any further financial obligations to the lenders as the values of these properties are in excess of the outstanding loan balances.

The MVB Term Loan, MVB Revolver and Second MVB Term Loan (each as defined below, and collectively, the “MVB Loans”), totaling approximately $6.7 million as of September 30, 2022, mature in June 2023. The Company is required to pay an exit fee to the lender in an amount equal to two percent multiplied by the aggregate principal balance of the MVB Loans at the time of the maturity date or just prior to such repayments. Management is in discussions with other lenders to refinance the MVB Loans; however, there can be no assurances that the Company will be successful in refinancing the MVB Loans.

The Lamont Street Preferred Interest (as defined below) has an outstanding balance of $4.1 million as of September 30, 2022, with a redemption date of September 30, 2023. The redemption date can be extended by the Company to September 30, 2024 and September 30, 2025, in each case subject to certain conditions. There can be no assurance that the Company will be successful in exercising these extension options or refinancing the Lamont Street Preferred Interest prior to its maturity. If the Company is unable to extend or refinance the Lamont Street Preferred Interest prior to the redemption date, Lamont Street (as defined below) may remove the Operating Partnership as the manager of the BSV Highlandtown and BSV Spotswood (each as defined below).

In addition, the Basis Term Loan and the Basis Preferred Interest (each as defined below), totaling approximately $75.0 million, mature on January 1, 2023, subject to two one-year extension options that are subject to certain conditions, including a material adverse change clause. Management is in discussions with Basis (as defined below) regarding the exercise of these extension options and is in discussions with other parties to refinance the Basis Term Loan and the Basis Preferred Interest with new loans or preferred equity. There can be no assurances, however, that the Company will be successful in exercising these extension options or refinancing the Basis Term Loan and the Basis Preferred Interest prior to their maturity. If the Company is unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan. If the Company is unable to extend or redeem the Basis Preferred Interest prior to the mandatory redemption date, the Preferred Investor (as defined below) may remove the Operating Partnership as the manager of the Sub-OP (as defined below) and as the manager of the property-owning entities held under the Sub-OP. In addition, if the Company sells or otherwise disposes of properties other than in the ordinary and usual course of its business, the lender under the MVB Loan Agreement (as defined below) could declare an event of default and accelerate the repayment of the MVB Term Loan and MVB Revolver.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of September 30, 2022.
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

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. During the nine months ended September 30, 2022, there were no material changes to these policies.

Change in Presentation

The Company has made certain reclassifications to prior quarter financial statements in order to enhance the comparability with current period financial statements.

Accounting Guidance

Adoption of Accounting Standards

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Reference rate reform has not had a material impact on any of the Company's existing contracts. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by Topic 848 as they occur, but expects their application will not have a material effect on the Company's consolidated financial statements.

Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and related disclosures and does not expect that it will have a material impact.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. The ASU also require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This ASU is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The Company is evaluating the impact of adopting this new accounting standard on the Company's consolidated financial statements and related disclosures and does not expect that it will have a material impact.

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

On September 1, 2022, the Company and BBL Current entered into a third amendment and reinstatement of the MTR Agreement (the “MTR Amendment”), pursuant to which the MTR Agreement was fully reinstated, subject to the terms of the MTR Amendment. The MTR Amendment increased the purchase price for the Midtown Row Acquisition to $123.3 million. Pursuant to the terms of the MTR Amendment, the purchase price will be paid in cash and not less than $5.0 million of common OP units and newly designated Series A convertible preferred OP units (“Preferred Units”). The common OP units and Preferred Units will be valued at $2.00 per unit for purposes of the MTR Agreement. See Note 13 under the heading “—Management Fees” for more information about this related party transaction.

In connection with the initial execution of the MTR Agreement, the Company made a deposit of $0.2 million. Pursuant to the MTR Amendment, the Company was required to make an additional deposit of $0.25 million, as well as pledge $0.3 million in development fees to which a subsidiary of the Company is entitled (the “Pledge Deposit”). In addition, the Company is required to make an additional deposit of $1.25 million (the “Reserve Deposit”) upon the release of certain reserve funds held by the Basis Lender (as defined below), the payment of which is guaranteed by the Company. In the event the Company defaults on its obligation to complete the Midtown Row Acquisition, (i) the Reserve Deposit, if not already provided, will become immediately due and payable by the Company and (ii) the Company will forfeit all deposits (including the Pledge Deposit) under the MTR Agreement and the MTR Amendment.

Under the MTR Amendment, the outside closing date of the Midtown Row Acquisition was extended to November 23, 2022. The Midtown Row Acquisition is subject to customary closing conditions and is subject to the Company obtaining financing. There can be no assurances that these conditions will be satisfied or that the Company will complete the Midtown Row Acquisition on the terms described herein or at all.

Colfax Land Parcel Acquisition

On February 8, 2022, the Company entered into a purchase and sale agreement (the “Initial Colfax Agreement”) to acquire a land parcel for a purchase price of $2.5 million in cash. On July 1, 2022, the Initial Colfax Agreement automatically terminated in accordance with its terms as a result of the closing not occurring by June 30, 2022. In connection with the termination of the Initial Colfax Agreement, the Company forfeited its $0.3 million deposit. During the nine months ended September 30, 2022, the Company recognized approximately $0.3 million of real estate related acquisition costs within General and administrative in its consolidated statement of operations related to the forfeiture of the deposit.

On September 29, 2022, the Company entered into a second purchase and sale agreement (the “Second Colfax Agreement”) to acquire the above land parcel for $2.3 million in cash (the “Colfax Land Parcel Acquisition”). Pursuant to the Second Colfax Agreement, the Company made a deposit of $0.1 million in October 2022. The Second Colfax Agreement is subject to customary closing conditions.

There can be no assurances that these conditions will be satisfied or that the Company will complete the Colfax Land Parcel Acquisition on the terms described herein or at all.

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of September 30, 2022, which includes rental income for the nine months ended September 30, 2022 and 2021.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the nine months ended September 30,
Location	September 30, 2022	September 30, 2022	September 30, 2022	2022	2021
Maryland(1)	6	$101,741	38.9%	$9,579	$7,342
Virginia	5	85,181	32.5%	5,502	4,456
Pennsylvania	1	28,448	10.9%	1,589	1,909
Washington D.C.	1	8,439	3.2%	495	423
Colorado	2	37,985	14.5%	3,869	499
	15	$261,794	100.0%	$21,034	$14,629

(1)
Rental income for the nine months ended September 30, 2021 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Company's acquisition of Cromwell Field Shopping Center on May 26, 2021.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Assets:
Above-market leases	$4,773	$4,792
Above-market leases accumulated amortization	(1,949)	(1,210)
In-place leases	30,516	30,643
In-place leases accumulated amortization	(16,029)	(10,368)
Total net real estate intangible assets	$17,311	$23,857

Liabilities
Below-market leases	4,779	4,792
Below-market leases accumulated amortization	(3,134)	(2,063)
Total net real estate intangible liabilities	$1,645	$2,729

For the three months ended September 30, 2022 and 2021, the Company recognized amortization related to in-place leases of approximately $1.8 million and $1.6 million, respectively, and net amortization related to above-market leases and below-market leases for each of the three months ended September 30, 2022 and 2021 of approximately $(0.1) million in its consolidated statements of operations.

For the nine months ended September 30, 2022 and 2021, the Company recognized amortization related to in-place leases of approximately $5.7 million and $3.6 million, respectively, and net amortization related to above-market leases and below-market leases for each of the nine months ended September 30, 2022 and 2021 of approximately $(0.3) million in its consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of September 30,

2022:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2022	$1,486	$220	$(258)	$1,448
2023	4,730	835	(650)	4,915
2024	3,118	615	(408)	3,325
2025	2,020	453	(169)	2,304
2026	1,334	274	(84)	1,524
2027	855	193	(36)	1,012
Thereafter	944	234	(40)	1,138
Total	$14,487	$2,824	$(1,645)	$15,666

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of September 30, 2022, the weighted average amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 3.0 years, 4.0 years and 1.8 years, respectively.

Note 5 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 are detailed in the table below:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid assets and deposits	$2,417	$1,708
Straight-line rent receivable	2,017	1,398
Right-of-use assets, net	551	852
Pre-acquisition costs	1,092	280
Other receivables, net of allowance of $0 and $75, respectively	212	82
Corporate property, net	83	68
Receivables due from related parties	391	208
Derivative assets	3,437	3
	$10,200	$4,599

Receivables due from related parties as of September 30, 2022 and December 31, 2021 are described further in Note 13 “Related Party Transactions”.

Note 6 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at September 30, 2022 and December 31, 2021:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	September 30, 2022	December 31, 2021
Basis Term Loan (net of discount of $84 and $373, respectively)	January 1, 2023	Floating (2)	6.125%	$67,100	$66,811
Basis Preferred Interest (net of discount of $18 and $75, respectively) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	7,883	8,560
MVB Term Loan	June 27, 2023 (6)	Fixed	6.75%	3,663	3,934
Second MVB Term Loan	June 27, 2023	Fixed	6.75%	2,000	—
MVB Revolver	June 27, 2023 (6)	Floating (7)	7.75%	1,047	1,404
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	12,839	13,070
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,013	3,097
Vista Shops at Golden Mile Loan (net of discount of $19 and $39, respectively) (9)	June 24, 2023	Fixed	3.83%	11,543	11,661
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	5.89%	8,783	9,034
Lamar Station Plaza East Loan (net of discount of $0 and $8, respectively)	October 17, 2022 (10)	WSJ Prime (11)	6.14%	3,516	3,507
Lamont Street Preferred Interest (net of discount of $38 and $67, respectively) (12)	September 30, 2023	Fixed	13.50%	4,330	4,498
Highlandtown Village Shopping Center Loan (net of discount of $21 and $46, respectively)	May 6, 2023	Fixed	4.13%	5,273	5,364
Cromwell Field Shopping Center Loan (net of discount of $16 and $144, respectively)	December 31, 2022 (13)	LIBOR + 5.40% (14)	8.54%	12,377	12,249
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $2 and $18, respectively)	December 31, 2022 (13)	Fixed	10.00%	1,528	1,512
Spotswood Valley Square Shopping Center Loan (net of discount of $47 and $94, respectively)	July 6, 2023	Fixed	4.82%	11,913	12,100
The Shops at Greenwood Village (net of discount of $98 and $114, respectively)	October 10, 2028	Prime - 0.35% (15)	4.08%	22,907	23,296
				$179,715	$180,097
Unamortized deferred financing costs, net				(579)	(1,115)
Total Mortgage and Other Indebtedness				$179,136	$178,982

(1)
At September 30, 2022, the floating rate loans tied to the London Inter-Bank Offered Rate (“LIBOR”) were based on the one-month LIBOR rate of 3.14%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR (as defined below) plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap that capped the prior-LIBOR rate was modified to cap the SOFR rate on this loan at 3.5%.
(3)
The outstanding balance includes approximately $0.1 million and $0.8 million of indebtedness as of September 30, 2022 and December 31, 2021, respectively, related to the Minimum Multiple Amount (as defined below) owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest.”
(4)
If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)
In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $0.9 million was outstanding at September 30, 2022. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.
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
(10)
In August 2022, the Company entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to October 17, 2022, effective July 17, 2022, as described below under the heading “—Mortgage Indebtedness.” The Lamar Station Plaza East loan is still outstanding, and the lender gave the Company a forbearance through November 23, 2022 to repay the loan.
(11)
As a result of the loan modification the Company entered into in August 2022, the interest rate on the Lamar Station Plaza East loan is the Wall Street Journal Prime Rate, effective July 17, 2022.

(12)
The outstanding balance includes approximately $0.3 million of indebtedness as of September 30, 2022 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest.”
(13)
On November 9, 2022, the Company entered into a modification to the Cromwell Field Shopping Center mortgage and mezzanine loans to extend the maturity dates to December 31, 2022.
(14)
The interest rate on the Cromwell Field Shopping Center loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.
(15)
The Company entered into an interest rate swap which fixes the interest rate of this loan at 4.082%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. On June 29, 2022, the Basis Loan Agreement was amended and restated, effective December 27, 2019, to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers had entered into an interest rate cap that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap was modified to cap the SOFR rate at 3.50%. As of September 30, 2022, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The Company was in compliance with the debt service coverage calculation for the twelve months ended September 30, 2022.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of Broad Street BIG First OP, LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of September 30, 2022, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A Return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of September 30, 2022 and December 31, 2021, the Minimum Multiple Amount was approximately $0.1 million and $0.8 million, respectively, which is included as indebtedness on the consolidated balance sheets.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of September 30, 2022.

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

On March 22, 2022, the Company entered into agreements (the “MVB Amendments”) with respect to the MVB Term Loan and the MVB Revolver, which further extended the maturity date of each to June 27, 2023. The MVB Amendments require the repayment of $250,000 on each of the following dates (i) on or before March 31, 2022; (ii) on or before September 30, 2022 and (iii) on or before March 31, 2023. The $250,000 payment owed by March 31, 2022 has been paid. The $250,000 payment owed on or before September 30, 2022 was extended to December 31, 2022. The MVB Amendments also provide for a $2.0 million term loan (the “Second MVB Term Loan”). The Second MVB Term Loan has a fixed interest rate of 6.75% per annum and matures on June 27, 2023. The Company is required to pay an exit fee to MVB in an amount equal to two percent multiplied by the aggregate principal balance of the MVB Term Loan, the MVB Revolver and the Second MVB Term Loan at the time of the maturity date or just prior to such repayments. Additionally, the MVB Amendments modified the EBITDA to consolidated funded debt ratio from a minimum of 8.0% to 7.0%. These amendments were treated as modifications under the accounting standards.

The Company was in compliance with the debt service calculation at September 30, 2022.

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

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood acquisitions on May 21, 2021 and June 4, 2021, respectively, Lamont Street Partners LLC (“Lamont Street”) contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC (“BSV Highlandtown”) and BSV Spotswood Investors LLC (“BSV Spotswood”) designated as Class A units (the “Lamont Street Preferred Interest”).

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests are to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended by the Company to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of September 30, 2022, the remaining Lamont Street Minimum Multiple Amount was approximately $0.3 million, which is included in indebtedness on the consolidated balance sheet.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of September 30, 2022 and December 31, 2021, the Company had approximately $93.7 million and $94.9 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

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

In July 2021, the Company entered into a modification of the Lamar Station Plaza East mortgage loan, which extended the maturity date of the loan to July 2022. The amendment also waived the debt service coverage ratio test for the period ending June 30, 2021 and required a debt service coverage ratio of (i) 1.05 to 1.0 for the three months ended September 30, 2021; (ii) 1.15 to 1.0 for the six months ended December 31, 2021; and (ii) 1.25 to 1.0 for the twelve months ended March 31, 2022. In August 2022, the Company entered into an additional loan modification of the Lamar Station Plaza East mortgage loan, which further extended the maturity date of the loan to

October 17, 2022 and changed the interest rate to the Wall Street Journal Prime Rate, effective July 17, 2022. The modification also eliminated the debt service coverage ratio test and prevented the Company from receiving any additional construction advances under the loan. The Lamar Station Plaza East mortgage loan is still outstanding, and the lender gave the Company a forbearance through November 23, 2022 to repay the loan.

In connection with the closing of the Company's acquisition of The Shops at Greenwood Village on October 6, 2021, the Company entered into a $23.5 million mortgage loan secured by the property, which bears interest at prime rate less 0.35% per annum and matures on October 10, 2028. The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

On November 9, 2022, the Company entered into a modification of the Cromwell Field Shopping Center mortgage and mezzanine loans, which extended the maturity dates of the loans to December 31, 2022.

As of September 30, 2022, the Company was in compliance with all covenants under its debt agreements.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of September 30, 2022 and December 31, 2021 was $2.1 million, gross ($0.6 million, net) and $2.1 million, gross ($1.1 million, net), respectively. Debt discounts associated with the Company’s debt as of September 30, 2022 and December 31, 2021 were $2.1 million, gross ($0.3 million, net) and $2.1 million, gross ($1.0 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statements of operations, of approximately $0.4 million for each of the three months ended September 30, 2022 and 2021 and approximately $1.2 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of September 30, 2022:

(dollars in thousands)	Amount Due
Remainder of 2022	$18,156
2023	116,058
2024	13,596
2025	11,160
2026	644
2027	672
Thereafter	19,772
180,058
Unamortized debt discounts and issuance costs, net	(922)
Total	$179,136

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the previously variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated, effective December 27, 2019, to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. As of September 30, 2022, the interest rate of the Basis Term Loan was 6.125%. The Company also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan.

On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village loan to fix the interest rate at 4.082%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended September 30, 2022 and 2021, the Company recognized gains of approximately $1.2 million and less than $0.1 million, respectively, as a component of “Derivative fair value adjustment” on the consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized gains of approximately $3.8 million and $0.3 million, respectively, as a component of “Derivative fair value adjustment” on the consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of September 30, 2022 and December 31, 2021 was an interest rate cap asset of less than $0.1 million for each period, an interest rate swap asset of approximately $3.4 million at September 30, 2022 and an interest rate swap liability of approximately $0.4 million at December 31, 2021. The interest rate cap asset and interest rate swap asset are included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheets.

Note 7 - Commitments and Contingencies

Commitments

The Company has terminated the merger agreement related to the Cypress Point property due to the performance of the property. Therefore, as of September 30, 2022, the Company had one remaining pending acquisition (related to the Lamar Station Plaza property) pursuant to the agreements and plans of merger that were originally entered into on May 28, 2019. At closing, the Company will issue an aggregate of 573,529 OP units as consideration for the acquisition. Until the closing of the acquisition, the Company will continue to manage the property and earn a management fee.

Contingencies

Impact of COVID-19

The Company continues to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, the Company has entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2021; the Company had no lease modifications related to COVID-19 during the nine months ended September 30, 2022. Approximately less than $0.1 million of the total deferred rent from all lease modifications since April 2020 remained outstanding and to be billed as of September 30, 2022 and has a weighted average payback period of approximately 27 months. As of November 14, 2022, the Company has given rent deferrals to 36 tenants (approximately 11.1% of the Company's total tenants) with one tenant still on a payment plan.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of September 30, 2022 and December 31, 2021, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of September 30, 2022, less than $0.1 million of Series A preferred dividends were undeclared.

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

Noncontrolling Interest

As of September 30, 2022, the Company owned a 92.3% interest in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis.

On April 1, 2022 and July 1, 2022, the Company issued 60,106 and 36,064 shares of common stock, respectively, in connection with the redemption of OP units.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. As of September 30, 2022, there were 862,180 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the nine months ended September 30, 2022 and 2021.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2021	237,621	$1.26
Granted	138,262	2.20
Vested	(172,580)	0.75
Forfeitures	(12,712)	2.44
Outstanding as of September 30, 2022	190,591	$2.01

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2020	153,200	$0.55
Granted	90,517	2.95
Vested	(30,172)	2.95
Outstanding as of September 30, 2021	213,545	$1.23

Compensation expense related to these share-based payments for each of the three months ended September 30, 2022 and 2021 was approximately $0.1 million and approximately $0.2 million for each of the nine months ended September 30, 2022 and 2021, and was included in general and administrative expenses on the consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of September 30, 2022 was approximately $0.2 million and will be recognized over a weighted-average period of 1.0 year.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (as defined in the performance award of stock units agreements pursuant to which the RSUs were granted) at the end of the performance period ending on December 31, 2024, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. The remaining unrecognized costs from RSU awards as of September 30, 2022 was approximately $4.0 million and will be recognized over 3.3 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the nine months ended September 30, 2022 and 2021 are presented in the tables below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2021	70,000	$7.71	$—	0.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(60,000)	(8.00)	—	—	—
Balance at September 30, 2022	10,000	$6.00	$—	0.70	$—

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2020	70,000	$7.71	$—	1.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at September 30, 2021	70,000	$7.71	$—	1.01	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 10,000 and 70,000 outstanding options at September 30, 2022 and 2021, respectively, were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at September 30, 2022. The intrinsic value is not material.

Warrants

On June 4, 2021, the Company issued to Lamont Street warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”). The Warrants were issued in connection with the issuance of the Lamont Street Preferred Interest described in Note 6 under the heading “—Lamont Street Preferred Interest.” The fair value of these warrant liabilities is estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 4.3 years.

Note 9 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three and nine months ended September 30, 2022 and 2021 by type of service:

	Topic 606	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Revenue Recognition	2022	2021	2022	2021
Topic 606 Revenues
Leasing commissions	Point in time	$201	$668	$1,558	$1,734
Property and asset management fees	Over time	85	144	232	490
Sales commissions	Point in time	212	186	584	326
Development fees	Over time	—	70	—	247
Engineering services	Over time	47	64	150	197
Topic 606 Revenue		545	1,132	2,524	2,994
Out of Scope of Topic 606 revenue
Rental income		$7,369	$5,875	$21,034	$14,629
Sublease income		17	—	68	—
Total Out of Scope of Topic 606 revenue		7,386	5,875	21,102	14,629
Total Revenue		$7,931	$7,007	$23,626	$17,623

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of September 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$5,235
2023	20,518
2024	17,941
2025	15,186
2026	11,986
2027	9,462
Thereafter	18,958
Total	$99,286

Note 10 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for each of the three and nine months ended September 30, 2022, was approximately 4.1 million while the weighted average number of anti-dilutive convertible preferred stock, restricted stock and OP units outstanding for the three and nine months ended September 30, 2021 was 3.0 million. The Warrants are not included in the number of anti-dilutive securities as of September 30, 2022 because the closing sales price per share of the Company's common stock as reported on the OTCQX Best Market was less than the exercise price of the Warrants.

The following table sets forth the computation of earnings per common share for the three and nine months ended September 30, 2022 and 2021:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net loss	$(2,442)	$(2,042)	$(8,530)	$(7,113)
Plus: Net loss attributable to noncontrolling interest	202	222	719	886
Net loss attributable to common stockholders	$(2,240)	$(1,820)	$(7,811)	$(6,227)
Denominator
Basic weighted-average common shares	32,080	28,826	32,030	25,399
Dilutive potential common shares	—	—	—	—
Diluted weighted-average common shares	32,080	28,826	32,030	25,399

Net loss per common share- basic and diluted	$(0.07)	$(0.06)	$(0.24)	$(0.25)

Note 11 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s derivative assets, which is included in Other assets, net on the consolidated balance sheets was $3.4 million at September 30, 2022 and less than $0.1 million at December 31, 2021. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.4 million at December 31, 2021. See Note 6 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of September 30, 2022 and December 31, 2021 due to the short-term nature of these instruments (Level 1).

At September 30, 2022 and December 31, 2021, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s $128.6 million and $129.4 million in borrowings under variable rates at September 30, 2022 and December 31, 2021, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of September 30, 2022 and December 31, 2021 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of September 30, 2022, the fair value of the Company’s $51.1 million fixed rate debt was estimated to be approximately $49.6 million. As of December 31, 2021, the fair value of the Company’s $50.7 million fixed rate debt was estimated to be approximately $50.6 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 12 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended September 30, 2022 and 2021 reflects an income tax benefit of approximately $0.8 million and $0.7 million, respectively, at an estimated annual effective tax rate of 24.5% and 24.6%, respectively. The provision for income taxes for each of the nine months ended September 30, 2022 and 2021 reflects an income tax benefit of approximately $2.3 million at an estimated annual effective tax rate of 24.5% and 24.6%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the partnership not subject to tax and state income taxes.

Note 13 – Related Party Transactions

Receivables and Payables

As of September 30, 2022 and December 31, 2021, the Company had $0.4 million and $0.2 million, respectively, in receivables due from related parties, included in Other assets, net on the consolidated balance sheets, which relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, as of September 30, 2022 and December 31, 2021, the Company had $1.0 million and $0.6 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheets. On October 6, 2022, Lamar Station Plaza, a property managed by the Company, advanced the Company $1.1 million for deposits related to a potential future financing.

Approximately $0.3 million of the Company’s total revenue for the three months ended September 30, 2021 was generated from related parties, while approximately $0.4 million and $1.1 million of the Company's total revenue for the nine months ended September 30, 2022 and 2021, respectively, was generated from related parties. The amount for the three months ended September 30, 2022 was de minimis. Additionally, approximately $0.3 million and $0.1 million of the Company’s accounts receivable, net balance at September 30, 2022 and December 31, 2021, respectively, was owed from related parties.

Prior to the completion of the Initial Mergers in 2019, BSR agreed to purchase a percentage of Mr. Yockey's ownership interest in BSR for total consideration of $1.5 million. Approximately $1.0 million of this consideration was paid to Mr. Yockey in the first quarter of 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

The Mergers

As consideration in the mergers with entities that have closed as of the date of these financial statements, as a result of their interests in the entities party to such mergers, (i) Mr. Jacoby received 2,533,650 shares of the Company’s common stock and 856,805 OP units, (ii) Mr. Yockey received 2,533,650 shares of the Company’s common stock and 420,523 OP units, (iii) Alexander Topchy, the Company’s Chief Financial Officer, received an aggregate of 137,345 shares of the Company’s common stock and 48,320 OP units, (iv) Daniel J.W. Neal, a member of the Company’s board of directors, received, directly or indirectly, 878,170 shares of the Company’s common stock, and (v) Samuel M. Spiritos, a member of the Company's board of directors, indirectly received 13,827 shares of the Company’s common stock. As consideration in the remaining merger as a result of their interests in the entity party to such merger, (i) Mr. Jacoby will receive 136,213 OP units, (ii) Mr. Yockey will receive 136,213 OP units and (iii) Mr. Topchy will receive 14,338 OP units.

Management Fees

As of September 30, 2022 and December 31, 2021, the Company provided management services for the property to be acquired in the remaining merger. The Company receives a management fee equal to 3.0% of such property’s gross income. As described above, Messrs. Jacoby, Yockey and Topchy have interests in the entity that owns the property.

Messrs. Jacoby and Yockey, along with Mr. Topchy, Mr. Neal, Jeffrey H. Foster, a member of the Company’s board of directors, and Aras Holden, the Company’s Vice President of Asset Management and Acquisitions, have indirect ownership interests in BBL Current, which owns Midtown Row. Mr. Jacoby also serves as the chief executive officer and a director of BBL Current. On December 21, 2021, the Company entered into a purchase and sale agreement with BBL Current to acquire Midtown Row for a purchase price of $122.0 million in cash, as described above in Note 3 under the heading “—Midtown Row Acquisition.” On July 1, 2022, the MTR Agreement automatically terminated in accordance with its terms. On September 1, 2022, the Company and BBL Current entered into the MTR Amendment, pursuant to which the MTR Agreement was fully reinstated, subject to the terms of the MTR Amendment. The MTR Amendment increased the purchase price for the Midtown Row Acquisition to $123.3 million, which will be paid in cash and not less than $5.0 million of common OP units and Preferred Units. The Company served as the development manager for Midtown Row and serves as the property manager and the leasing broker for the retail portion of Midtown Row and began receiving management fees from BBL Current in the first quarter of 2022.

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

Consulting Agreement

The Company had engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company paid Timbergate Ventures, LLC a consulting fee of $0.2 million per year. During the three and nine months ended September 30, 2021, approximately $50,000 and $0.2 million, respectively, was recorded in general and administrative expenses related to this consulting agreement. This agreement expired on December 26, 2021.

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended September 30, 2022 and 2021, the Company paid approximately $0.1 million and less than $0.1 million, respectively, in legal fees to Shulman Rogers LLP and paid approximately $0.3 million during each of the nine months ended September 30, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and notes thereto appearing elsewhere in this report. References to “we,” “our,” “us,” and “Company” refer to Broad Street Realty, Inc., together with its consolidated subsidiaries.

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
•
changes in financial markets, interest rates and inflation, or to our business or financial condition;
•
the nature and extent of our competition;
•
other factors affecting the retail industry or the real estate industry generally;
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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of September 30, 2022, we owned 15 properties with an additional three properties under contract to be acquired. The properties in our portfolio and the properties we have under contract are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of September 30, 2022 and December 31, 2021. For additional information, see “—Our Portfolio.”

	As of	As of
	September 30, 2022	December 31, 2021
Number of properties	15	15
Number of states	5	5
Total square feet (in thousands)	1,735	1,737
Anchor spaces	916	917
Inline spaces	819	820
Leased % of rentable square feet (1):
Total portfolio	91.3%	88.1%
Anchor spaces	94.2%	94.3%
Inline spaces	88.0%	81.3%
Occupied % of rentable square feet (1):
Total portfolio	86.6%	84.7%
Anchor spaces	91.9%	91.9%
Inline spaces	80.6%	76.7%
Average remaining lease term (in years) (2)	4.7	4.7
Annualized base rent per leased square feet (3)	$14.09	$13.83
(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of September 30, 2022 or December 31, 2021, as applicable, divided by (b) total GLA September 30, 2022 or December 31, 2021, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 86.6% and 84.7% as of September 30, 2022 and December 31, 2021, respectively.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2022 or December 31, 2021, as applicable.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2022, we owned 92.3% of the units of limited partnership interest in the Operating Partnership (“OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Impact of COVID-19

We continue to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, we have entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2021; we had no lease modifications related to COVID-19 during the nine months ended September 30, 2022. Approximately less than $0.1 million of the total deferred rent from all lease modifications since April 2020 remained outstanding and to be billed as of September 30, 2022 and has a weighted average payback period of approximately 27 months. As of November 14, 2022, we have given rent deferrals to 36 tenants (approximately 11.1% of our total tenants) with one tenant still on a payment plan.

Portfolio Summary

As of September 30, 2022, our portfolio was comprised of 15 retail properties consisting of 1,735,171 total square feet of GLA. The following table provides additional information about the properties in our portfolio.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$658,078	$23.25	2.9%	$8,439
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	88.7%	1,554,243	10.73	7.0%	17,404
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,001	100.0%	1,448,701	17.04	6.5%	16,683
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,468,731	19.66	6.6%	18,653
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,486	67.2%	1,627,780	10.37	7.3%	18,664
Dekalb Plaza	East Norriton, PA	2017	178,356	97.8%	2,030,265	11.64	9.1%	28,448
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,822	98.4%	3,323,189	16.99	14.9%	31,790
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	89.8%	960,751	18.60	4.3%	7,402
Hollinswood Shopping Center	Baltimore, MD	2020	112,648	92.0%	1,711,815	16.52	7.7%	25,402
Lamar Station Plaza East	Lakewood, CO	1984	42,700	85.7%	556,998	15.22	2.5%	6,195
Midtown Colonial	Williamsburg, VA	2018	98,067	85.7%	998,599	11.88	4.5%	16,809
Midtown Lamonticello	Williamsburg, VA	2019	63,157	92.5%	952,971	16.30	4.2%	16,279
Spotswood Valley Square Shopping Center	Harrisonburg, VA	1997	190,646	100.0%	1,896,030	9.95	8.5%	14,675
Vista Shops at Golden Mile	Frederick, MD	2009	98,858	98.4%	1,735,781	17.84	7.8%	14,937
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	93.3%	1,397,552	13.67	6.2%	20,014
Total			1,735,171	91.3%	$22,321,484	$14.09	100.0%	$261,794

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of September 30, 2022, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 86.6% as of September 30, 2022.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of September 30, 2022, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2022.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of September 30, 2022, which includes rental income for the nine months ended September 30, 2022 and 2021.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the nine months ended September 30,
Location	September 30, 2022	September 30, 2022	September 30, 2022	2022	2021
Maryland(1)	6	$101,741	38.9%	$9,579	$7,342
Virginia	5	85,181	32.5%	5,502	4,456
Pennsylvania	1	28,448	10.9%	1,589	1,909
Washington D.C.	1	8,439	3.2%	495	423
Colorado	2	37,985	14.5%	3,869	499
	15	$261,794	100.0%	$21,034	$14,629

(1) Rental income for the nine months ended September 30, 2021 includes less than $0.1 million of ground rental revenue under the ground lease for the parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Cromwell Field Shopping Center Merger on May 26, 2021.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2021 Annual Report on Form 10-K, which was filed with the SEC on April 15, 2022. During the nine months ended September 30, 2022, there were no material changes to these policies. See Note 2 “—Recent Accounting Pronouncements” to our consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

Factors that May Impact Future Results of Operations

Rental Income

Growth in rental income will depend on our ability to acquire additional properties that meet our investment criteria and on filling vacancies and increasing rents on the properties in our portfolio. The amount of rental income generated by the properties in our portfolio depends on our ability to renew expiring leases or re-lease space upon the scheduled or unscheduled termination of leases, lease currently available space and maintain or increase rental rates at our properties. Our rental income in future periods could be adversely affected by local, regional, or national economic conditions, an oversupply of or a reduction in demand for retail space, changes in market rental rates, our ability to provide adequate services and maintenance at our properties, and fluctuations in interest rates. In addition, economic downturns affecting our markets or downturns in our tenants’ businesses that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments to us could adversely affect our ability to maintain or increase rent and occupancy.

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of September 30, 2022, approximately 45.5% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of September 30, 2022, approximately 8.7% of our GLA was vacant and approximately 10.8% of our leases (based on GLA) were scheduled to expire on or before December 31, 2023. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

On December 21, 2021, we entered into a purchase and sale agreement (the “MTR Agreement”) with BBL Current Owner, LLC (“BBL Current”) to acquire a mixed-use property in Williamsburg, Virginia known as Midtown Row for a purchase price of $122.0 million in cash (the “Midtown Row Acquisition”). On July 1, 2022, the MTR Agreement automatically terminated in accordance with its terms as a result of the closing not occurring by June 30, 2022. On September 1, 2022, we entered into a third amendment and reinstatement of the MTR Agreement (the “MTR Amendment”) with BBL Current, pursuant to which the MTR Agreement was fully reinstated, subject to the terms of the MTR Amendment. The MTR Amendment increased the purchase price for the Midtown Row Acquisition to $123.3 million. Pursuant to the terms of the MTR Amendment, the purchase price will be paid in cash and not less than $5.0 million of common OP units and newly designated Series A convertible preferred OP units (“Preferred Units”). The common OP units and Preferred Units will be valued at $2.00 per unit for purposes of the MTR Agreement.

In connection with the initial execution of the MTR Agreement, we made a deposit of $0.2 million. Pursuant to the MTR Amendment, we were required to make an additional deposit of $0.25 million, as well as pledge $0.3 million in development fees to which one of our subsidiaries is entitled (the “Pledge Deposit”). In addition, we are required to make an additional deposit of $1.25 million (the “Reserve Deposit”) upon the release of certain reserve funds held by the Basis Lender (as defined below), the payment of which is guaranteed by us. In the event we default on our obligation to complete the Midtown Row Acquisition, (i) the Reserve Deposit, if not already provided, will become immediately due and payable and (ii) we will forfeit all deposits (including the Pledge Deposit) under the MTR Agreement and the MTR Amendment.

Under the MTR Amendment, the outside closing date of the Midtown Row Acquisition was extended to November 23, 2022. The Midtown Row Acquisition is subject to customary closing conditions. There can be no assurances that these conditions will be satisfied or that we will complete the Midtown Row Acquisition on the terms described herein or at all.

On February 8, 2022, we entered into a purchase and sale agreement (the “Initial Colfax Agreement”) to acquire a land parcel for a purchase price of $2.5 million in cash. On July 1, 2022, the Initial Colfax Agreement automatically terminated in accordance with its terms as a result of the closing not occurring by June 30, 2022. In connection with the termination of the Initial Colfax Agreement, we forfeited the $0.3 million deposit (“Colfax Land Parcel Acquisition”). On September 29, 2022, we entered into a second purchase and sale agreement (the “Second Colfax Agreement”) to acquire the initial land parcel for $2.3 million in cash. Pursuant to the Second Colfax Agreement, we made a deposit of $0.1 million in October 2022. The Second Colfax Agreement is subject to customary closing conditions. There can be no assurances that these conditions will be satisfied or that we will complete the Colfax Land Parcel Acquisition on the terms described herein or at all.

We have terminated the merger agreement related to the Cypress Point property because we determined the acquisition would not be accretive to our portfolio due to the performance of the property and the property-owning entity’s default under the mortgage loan secured by the property. Therefore, as of September 30, 2022, we had one remaining pending acquisition (related to the Lamar Station Plaza property) pursuant to the agreements and plans of merger that were originally entered into on May 28, 2019. At closing, we will issue an aggregate of 573,529 OP units as consideration for the acquisition. Until the closing of the acquisition, we will continue to manage the property and earn a management fee.

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

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	For the Three Months Ended		Change
(dollars in thousands)	September 30, 2022	September 30, 2021	$	%
Revenues
Rental income	$7,369	$5,875	$1,494	25%
Commissions	413	854	(441)	(52%)
Management fees and other income	149	278	(129)	(46%)
Total revenues	7,931	7,007	924	13%
Expenses
Cost of services	315	557	(242)	(43%)
Depreciation and amortization	4,029	3,426	603	18%
Property operating	1,926	1,426	500	35%
Bad debt expense (recoveries)	12	(31)	43	(139%)
General and administrative	3,053	2,781	272	10%
Total operating expenses	9,335	8,159	1,176	14%
Operating loss	(1,404)	(1,152)	(252)	22%

Other income (expense)
Interest and other income	—	1	(1)	(100%)
Derivative fair value adjustment	1,249	50	1,199	2,398%
Interest expense	(3,073)	(2,387)	(686)	29%
Gain on extinguishment of debt	—	773	(773)	(100%)
Other expense	(9)	—	(9)	100%
Total other expense	(1,833)	(1,563)	(270)	17%

Income tax benefit	795	673	122	18%
Net loss	$(2,442)	$(2,042)	$(400)	20%
Plus: Net loss attributable to noncontrolling interest	202	222	(20)	(9%)
Net loss attributable to common stockholders	$(2,240)	$(1,820)	$(420)	23%

Revenues for the three months ended September 30, 2022 increased approximately $0.9 million, or 13%, compared to the three months ended September 30, 2021, as a result of an approximately $1.5 million increase in rental income. This increase was partially offset by approximately $0.4 million and $0.1 million decreases in commissions and management fees and other income, respectively. Rental income primarily increased as a result of the acquisition of one property in the fourth quarter of 2021. The decrease in commissions is due to a lower transaction volume of leasing. The decrease in management fees and other income is mainly attributable to fees recognized in 2021 related to properties that were acquired by the Company in the fourth quarter of 2021 and development fees recognized during the third quarter of 2021.

Total operating expenses for the three months ended September 30, 2022 increased approximately $1.2 million, or 14%, compared to the three months ended September 30, 2021, primarily from: (i) an increase in depreciation and amortization expense of approximately $0.6 million, primarily related to one property that was acquired in October 2021 (which comprised $0.8 million of the total depreciation and amortization expense, partially offset by a $0.2 million decrease in amortization of in-place lease tangibles); (ii) an increase in property operating expense of approximately $0.5 million, which is mainly attributable to one property acquired in the fourth quarter of 2021; and (iii) an increase in general and administrative expenses of approximately $0.3 million, which is mainly attributable to an increase in stock compensation expense.

The gain on derivative fair value adjustment was approximately $1.2 million for the three months ended September 30, 2022 compared to less than $0.1 million for the three months ended September 30, 2021. The increase of $1.2 million was primarily due to the interest rate swaps we entered into on July 1, 2021 and December 27, 2019.

Interest expense for the three months ended September 30, 2022 increased approximately $0.7 million, or 29%, compared to the three months ended September 30, 2021, primarily due to debt that was originated in connection with a property that was acquired in the fourth quarter of 2021. We had additional net borrowings of approximately $20.9 million after September 30, 2021.

Net loss attributable to noncontrolling interest for the three months ended September 30, 2022 decreased less than $0.1 million compared to the three months ended September 30, 2021. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	For the Nine Months Ended		Change
(dollars in thousands)	September 30, 2022	September 30, 2021	$	%
Revenues
Rental income	$21,034	$14,629	$6,405	44%
Commissions	2,142	2,060	82	4%
Management fees and other income	450	934	(484)	(52%)
Total revenues	23,626	17,623	6,003	34%
Expenses
Cost of services	1,588	1,346	242	18%
Depreciation and amortization	12,240	8,415	3,825	45%
Property operating	5,924	3,873	2,051	53%
Bad debt expense	47	15	32	213%
General and administrative	10,150	7,844	2,306	29%
Total operating expenses	29,949	21,493	8,456	39%
Operating loss	(6,323)	(3,870)	(2,453)	63%

Other income (expense)
Interest and other income	26	8	18	225%
Derivative fair value adjustment	3,819	261	3,558	1,363%
Interest expense	(8,346)	(7,346)	(1,000)	14%
Gain on extinguishment of debt	—	1,530	(1,530)	(100%)
Other expense	(15)	(12)	(3)	25%
Total other expense	(4,516)	(5,559)	1,043	(19%)

Income tax benefit	2,309	2,316	(7)	(0%)
Net loss	$(8,530)	$(7,113)	$(1,417)	20%
Plus: Net loss attributable to noncontrolling interest	719	886	(167)	(19%)
Net loss attributable to common stockholders	$(7,811)	$(6,227)	$(1,584)	25%

Revenues for the nine months ended September 30, 2022 increased approximately $6.0 million, or 34%, compared to the nine months ended September 30, 2021, as a result of an approximately $6.4 million increase in rental income and $0.1 million increase in commissions. These increases were partially offset by an approximately $0.5 million decrease in management fees and other income. Rental income increased primarily as a result of the acquisition of three properties in the second quarter of 2021 and one property in the fourth quarter of 2021. The increase in commissions is due to a larger transaction volume of leasing. The decrease in management fees and other income is mainly attributable to fees recognized in 2021 related to properties that were acquired by the Company in the second quarter and fourth quarter of 2021.

Total operating expenses for the nine months ended September 30, 2022 increased approximately $8.5 million, or 39%, compared to the nine months ended September 30, 2021, primarily from: (i) an increase in depreciation and amortization expense of approximately $3.8 million, primarily related to four properties that were acquired since May 2021 (which comprised $4.1 million of the total depreciation and amortization expense, partially offset by a $0.4 million decrease in amortization of in-place lease tangibles); (ii) an increase in general and administrative expenses of approximately $2.3 million mainly attributable to an increase in stock compensation expense of approximately $1.3 million, an increase in payroll and related expenses of approximately $0.4 million, an increase in real estate related acquisition costs of approximately $0.3 million due to writing off pre-acquisition costs relating to the Colfax land parcel, an increase in professional fees of approximately $0.1 million and an increase in board of directors fees of approximately $0.1 million; and (iii) an increase in property operating expense of approximately $2.1 million, which is mainly attributable to the three properties acquired in the second quarter of 2021 and one property in the fourth quarter of 2021.

The gain on derivative fair value adjustment was approximately $3.8 million for the nine months ended September 30, 2022 compared to $0.3 million for the nine months ended September 30, 2021. The increase of $3.6 million was primarily due to the interest rate swaps we entered into on July 1, 2021 and December 27, 2019.

Interest expense for the nine months ended September 30, 2022 increased approximately $1.0 million, or 14%, compared to the nine months ended September 30, 2021, primarily due to debt that was assumed or originated in connection with four properties that were acquired during 2021. We had additional net borrowings of approximately $20.9 million after September 30, 2021.

The gain on extinguishment of debt of approximately $1.5 million for the nine months ended September 30, 2021 is related to the forgiveness of an unsecured loan of approximately $1.5 million pursuant to the Paycheck Protection Program (the "PPP Program") which was established under the Coronavirus Aid, Relief, and Economic Security Act.

Net loss attributable to noncontrolling interest for the nine months ended September 30, 2022 decreased approximately $0.2 million compared to the nine months ended September 30, 2021. The net loss attributable to noncontrolling interest reflects the proportionate share of OP units held by outside investors in the operating results of the Operating Partnership.

Non-GAAP Performance Measures

We present the non-GAAP performance measures set forth below. These measures should not be considered as an alternative to, or more meaningful than, net income (calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)) or other GAAP financial measures, as an indicator of financial performance and are not alternatives to, or more meaningful than, cash flow from operating activities (calculated in accordance with GAAP) as a measure of liquidity. Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental financial results to those calculated in accordance with GAAP. Our computation of these non-GAAP performance measures may differ in certain respects from the methodology utilized by other real estate companies and, therefore, may not be comparable to similarly titled measures presented by other real estate companies. Investors are cautioned that items excluded from these non-GAAP performance measures are relevant to understanding and addressing financial performance.

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

Our reconciliation of net income (loss) to FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net loss	$(2,442)	$(2,042)	$(8,530)	$(7,113)
Real estate depreciation and amortization	3,933	3,275	11,859	8,067
Amortization of direct leasing costs	17	2	31	6
FFO attributable to common shares and OP units	1,508	1,235	3,360	960
Stock-based compensation expense	380	76	1,566	220
Deferred financing and debt issuance cost amortization	404	371	1,172	919
Non-real estate depreciation and amortization	1	4	13	14
Recurring capital expenditures	(950)	47	(1,429)	(93)
Straight-line rent revenue	(234)	(9)	(619)	(291)
Minimum multiple on preferred interests	(182)	(379)	(929)	45
Non cash derivative fair value adjustment	(1,249)	(50)	(3,819)	(261)
AFFO attributable to common shares and OP units	$(322)	$1,295	$(685)	$1,513

Weighted average shares outstanding to common shares
Diluted	32,079,861	28,825,677	32,030,500	25,399,433

Net loss attributable to common stockholders per share
Diluted (1)	$(0.07)	$(0.06)	$(0.24)	$(0.25)

Weighted average shares outstanding to common shares and OP units
Diluted	34,775,561	31,653,581	34,769,896	28,227,337

FFO attributable to common shares and OP units
Diluted (2)	$0.04	$0.04	$0.10	$0.03

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

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of September 30, 2022 and November 7, 2022, we had unrestricted cash and cash equivalents of approximately $1.6 million and $1.8 million, respectively, available for current liquidity needs and restricted cash of approximately $5.2 million and $5.6 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of September 30, 2022, we have five mortgage loans and a mezzanine loan on five properties (Cromwell Field Shopping Center, Lamar Station Plaza East, Highlandtown Village Shopping Center, Spotswood Valley Square Shopping Center and Vista Shops at Golden Mile Loan) totaling approximately $46.2 million that will mature within twelve months of the date that the financial statements included in this report are issued. One of the mortgage loans with a balance of $3.5 million as of September 30, 2022 matured on October 17, 2022 and remains outstanding. The lender gave us a forbearance through November 23, 2022 to repay the loan. We project that we will not have sufficient cash available to pay off the other mortgage and mezzanine loans upon maturity, and we are currently seeking to refinance the loans prior to maturity or cure period in December 2022, May 2023, June 2023 and July 2023. There can be no assurances that we will be successful in refinancing the mortgage and mezzanine loans on favorable terms or at all. If we are unable to refinance the mortgage and mezzanine loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, we would not have any further financial obligation to the lenders as the value of these properties are in excess of the outstanding loan balances.

The MVB Term Loan, MVB Revolver and Second MVB Term Loan (each as defined below, and collectively, the “MVB Loans”), totaling approximately $6.7 million as of September 30, 2022, mature in June 2023. We are required to pay an exit fee to the lender in an amount equal to two percent multiplied by the aggregate principal balance of the MVB Loans at the time of the maturity date or just prior to such repayments. Management is in discussions with other lenders to refinance the MVB Loans; however, there can be no assurances that we will be successful in refinancing the MVB Loans.

The Lamont Street Preferred Interest (as defined below) has an outstanding balance of $4.1 million as of September 30, 2022, with a redemption date of September 30, 2023. The redemption date can be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions. There can be no assurance that we will be successful in exercising these extension options or refinancing the Lamont Street Preferred Interest prior to its maturity. If we are unable to extend or refinance the Lamont Street Preferred Interest prior to the redemption date, Lamont Street (as defined below) may remove the Operating Partnership as the manager of the BSV Highlandtown and BSV Spotswood (each as defined below).

In addition, the Basis Term Loan and the Basis Preferred Interest (each as defined below) totaling approximately $75.0 million mature on January 1, 2023, subject to two one-year extension options that are subject to certain conditions, including a material adverse change clause. Management is in discussions with Basis (as defined below) regarding the exercise of these extension options and is in discussions with other parties to refinance the Basis Term Loan and the Basis Preferred Interest with new loans or preferred equity, which management believes will be available on acceptable terms based on discussions with lenders and the loan-to-value ratios of the properties securing the Basis Term Loan. There can be no assurances, however, that we will be successful in exercising these extension options or refinancing the Basis Term Loan and the Basis Preferred Interest prior to their maturity. If we are unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan. If we are unable to extend or redeem the Basis Preferred Interest prior to the mandatory redemption date, the Preferred Investor (as defined below) may remove the Operating Partnership as the manager of the Sub-OP (as defined below) and as the manager of the property-owning entities held under the Sub-OP.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As of September 30, 2022, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of September 30, 2022:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at September 30, 2022
Basis Term Loan (net of discount of $84)	January 1, 2023	Floating (2)	6.125%	$67,100
Basis Preferred Interest (net of discount of $18) (3)	January 1, 2023 (4)	Fixed	14.00% (5)	7,883
MVB Term Loan	June 27, 2023 (6)	Fixed	6.75%	3,663
Second MVB Term Loan	June 27, 2023	Fixed	6.75%	2,000
MVB Revolver	June 27, 2023 (6)	Floating (7)	7.75%	1,047
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (8)	4.06%	12,839
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	3,013
Vista Shops at Golden Mile Loan (net of discount of $19) (9)	June 24, 2023	Fixed	3.83%	11,543
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	5.89%	8,783
Lamar Station Plaza East Loan	October 17, 2022 (10)	WSJ Prime (11)	6.14%	3,516
Lamont Street Preferred Interest (net of discount of $38) (12)	September 30, 2023	Fixed	13.50%	4,330
Highlandtown Village Shopping Center Loan (net of discount of $21)	May 6, 2023	Fixed	4.13%	5,273
Cromwell Field Shopping Center Loan (net of discount of $16)	December 31, 2022 (13)	LIBOR + 5.40% (14)	8.54%	12,377
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $2)	December 31, 2022 (13)	Fixed	10.00%	1,528
Spotswood Valley Square Shopping Center Loan (net of discount of $47)	July 6, 2023	Fixed	4.82%	11,913
The Shops at Greenwood Village (net of discount of $98)	October 10, 2028	Prime - 0.35% (15)	4.08%	22,907
				$179,715
Unamortized deferred financing costs, net				(579)
Total Mortgage and Other Indebtedness				$179,136
(1)
At September 30, 2022, the floating rate loans tied to the London Inter-Bank Offered Rate (“LIBOR”) were based on the one-month LIBOR rate of 3.14%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR (as defined below) plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap that capped the prior-LIBOR rate was modified to cap the SOFR rate on this loan at 3.5%.
(3)
The outstanding balance includes approximately $0.1 million of indebtedness related to the Minimum Multiple Amount (as defined below) owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest.”
(4)
If the Basis Term Loan is paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP will mature at that time.
(5)
In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $0.9 million was outstanding at September 30, 2022. The Preferred Investor is entitled to a cumulative annual return of 13.0% on the additional contributions.
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
(10)
In August 2022, we entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to October 17, 2022, effective July 17, 2022. The Lamar Station Plaza East loan is still outstanding, and the lender gave us a forbearance through November 23, 2022 to repay the loan.
(11)
As a result of the loan modification we entered into in August 2022, the interest rate on the Lamar Station Plaza East loan is Wall Street Journal Prime, effective July 17, 2022.
(12)
The outstanding balance includes approximately $0.3 million of indebtedness as of September 30, 2022 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest.”
(13)
On November 9, 2022, we entered into a modification to the Cromwell Field Shopping Center mortgage and mezzanine loans to extend the maturity dates to December 31, 2022.

(14)
The interest rate on the Cromwell Field Shopping Center loan is LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.
(15)
The Company entered into an interest rate swap which fixes the interest rate of this loan at 4.082%

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan matures on January 1, 2023, subject to two one-year extension options, subject to certain conditions. On June 29, 2022, the Basis Loan Agreement was amended and restated, effective December 27, 2019, to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers had entered into an interest rate cap that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap was modified to cap the SOFR rate at 3.50% per annum. As of September 30, 2022, the interest rate of the Basis Term Loan was 6.125% and the balance outstanding was $66.9 million.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended September 30, 2022 was approximately 1.51x.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of Broad Street BIG First OP, LLC, a subsidiary of the Operating Partnership (the “Sub-OP”). Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded as of September 30, 2022, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units.

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor is entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor will be entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests must be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan is paid in full (the “Redemption Date”). The Redemption Date may be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price is paid on or before the Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor is entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A Return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of September 30, 2022 and December 31, 2021, the Minimum Multiple Amount was approximately $0.1 million and $0.8 million, respectively, which is included as indebtedness on the consolidated balance sheets.

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

The Company has no additional availability under the MVB Term Loan and the MVB Revolver as of September 30, 2022.

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

On March 22, 2022, we entered into agreements (the “MVB Amendments”) with respect to the MVB Term Loan and the MVB Revolver, which further extended the maturity date of each to June 27, 2023. The MVB Amendments require the repayment of $250,000 on each of the following dates (i) on or before March 31, 2022; (ii) on or before September 30, 2022 and (iii) on or before March 31, 2023. The $250,000 payment owed by March 31, 2022 has been paid. The $250,000 payment owed on or before September 30, 2022 was extended to December 31, 2022. The MVB Amendments also provide for a $2.0 million term loan (the “Second MVB Term Loan”). The Second MVB Term Loan has a fixed interest rate of 6.75% per annum and matures on June 27, 2023. We are required to pay an exit fee to MVB in an amount equal to two percent multiplied by the aggregate principal balance of the MVB Term Loan, the MVB Revolver and the Second MVB Term Loan at the time of the maturity date or just prior to such repayments. Additionally, the MVB Amendments modified the EBITDA to consolidated funded debt ratio from a minimum of 8.0% to 7.0%.

The Company was in compliance with all debt service calculation as of September 30, 2022.

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

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood Mergers on May 21, 2021 and June 4, 2021, respectively, Lamont Street Partners LLC (“Lamont Street”) contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC (“BSV Highlandtown”) and BSV Spotswood Investors LLC (“BSV Spotswood”) designated as Class A units (the “Lamont Street Preferred Interest”).

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street's interests are to be redeemed on or before September 30, 2023 (the “Lamont Street

Redemption Date”). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street's net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of September 30, 2022, the remaining Lamont Street Minimum Multiple Amount was approximately $0.3 million.

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

Other Mortgage Indebtedness

As of September 30, 2022 and December 31, 2021, we had approximately $93.7 million and $94.9 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage and Greenwood Village mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Highlandtown Village Shopping Center	1.25 to 1.00
Cromwell Field Shopping Center	1.00 to 1.00
Spotswood Valley Square Shopping Center	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

As of September 30, 2022, we were in compliance with all covenants under our debt agreements.

On November 9, 2022, we entered into a modification of the Cromwell Field Shopping Center mortgage and mezzanine loans, which extended the maturity dates of the loans to December 31, 2022.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated, effective December 27, 2019, to replace LIBOR with SOFR. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. We also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan. On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village loan to fix the interest rate at 4.082%. Since our derivative instruments are not designated as hedges nor do they meet the criteria for hedge accounting, the fair value is recognized in earnings. For the three and nine months ended September 30, 2022, we recognized $1.2 million and $3.8 million gain, respectively, as a component of “Derivative fair value adjustment” on the consolidated statements of operations.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Cash and cash equivalents and restricted cash at beginning of period	$11,024	$9,983	$1,041
Net cash provided by (used in) operating activities	393	(3,994)	4,387
Net cash (used in) provided by investing activities	(4,548)	403	(4,951)
Net cash provided by financing activities	(113)	4,622	(4,735)
Cash and cash equivalents and restricted cash at end of period	$6,756	$11,014	$(4,258)

Operating Activities- Cash provided by operating activities increased by approximately $4.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Operating cash flows were primarily impacted by (i) a net increase in changes in operating assets and liabilities of approximately $3.7 million, which was primarily related to the change in accounts payable and accrued liabilities and (ii) an increase in net cash provided by operating activities, before net changes in operating assets and liabilities, of approximately $0.7 million mainly due to an increase in rental income as a result of the acquisition of three properties in the second quarter of 2021 and one property in the fourth quarter of 2021.

Investing Activities- Cash used in investing activities during the nine months ended September 30, 2022 increased by approximately $5.0 million compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company closed on three Mergers which resulted in a net cash inflow of approximately $2.5 million, which was not repeated during the nine months ended September 30, 2022. In addition, the Company had an approximately $1.7 million increase in capital expenditures for real estate and an approximately $0.8 million increase in capitalized pre-acquisition costs during the nine months ended September 30, 2022 as compared to the corresponding period in 2021.

Financing Activities- Cash used in financing activities was approximately $0.1 million for the nine months ended September 30, 2022 compared to approximately $4.6 million of cash provided for the nine months ended September 30, 2021. The decrease of approximately $4.7 million, resulted primarily from an increase in net borrowings during the first nine months in 2021 under debt agreements, which includes (i) a $3.9 million increase related to the Lamont Street Preferred Interest (ii) a net increase in the Vista Shops mortgage loan of approximately $2.8 million from the refinance of the loan; (iii) the receipt of a second unsecured loan under the PPP Program of approximately $0.8 million; and (iv) a $1.4 million decrease related to the payoff of the Cromwell land loan. These net increases were offset by a net decrease in scheduled principal payments on loans of approximately $0.3 million as compared to the prior year period. Additionally, debt origination and discount fees decreased by approximately $0.7 million during the nine months ended September 30, 2022 as compared to the prior year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting. We are in the process of remediating the material weaknesses as of the end of the period covered by this report. In addition to the previously existing material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2021, management identified an additional material weakness during the current period related to the review and approval of related party transactions.

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this report, as a result of the material weaknesses referred to above. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements and related financial information included in this report present fairly in all material respects our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

As part of the Company’s initial assessment of its existing internal control over financial reporting the Company identified missing or inadequately designed controls and is in the process of remediating. The majority of the control improvement efforts have been completed as of September 30, 2022, with the remainder expected to be completed in this calendar year. Once all appropriately designed controls are in place, they will need to operate for a sufficient period of time prior to concluding they are operating effectively. As of September 30, 2022, while many of our controls are in place and operating, we have determined that our controls have not been operating for a sufficient period of time to conclude that they are operating effectively, primarily due to turnover of certain key resources during the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Under the terms of the partnership agreement of our Operating Partnership, holders of OP units may, subject to certain conditions, tender their OP units for redemption by our Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our option and sole discretion, for shares of our common stock on a one-for-one basis. During the three months ended September 30, 2022, we issued 36,064 shares of common stock in connection with the redemption of OP units. The shares of common stock were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act.

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

10.1

Third Amendment and Reinstatement of Purchase and Sale Agreement dated September 1, 2022, by and among Broad Street Realty, Inc. and BBL Current Owner LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 6, 2022).

10.2*	Modification Agreement, dated as of September 30, 2022, by and among MVB Bank, Inc., Broad Street Operating Partnership, LP, Broad Street Realty, Inc. and Broad Street Realty, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL: (i) consolidated balance sheets of Broad Street Realty, Inc., (ii) consolidated statements of operations of Broad Street Realty, Inc., (iii) consolidated statements of comprehensive income/(loss) of Broad Street Realty, Inc., (iv) consolidated statements of changes in equity of Broad Street Realty, Inc., (v) consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: November 14, 2022	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: November 14, 2022	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)