Form 10-K
period 2022-12-31
Broad Street Realty, Inc.
filed 2023-05-01
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $36,595,349, based on the closing sales price per share of $1.40 as reported on the OTC Markets, Inc.

The number of shares of the registrant’s common stock outstanding as of April 24, 2023 was 33,119,639.

BROAD STREET REALTY, INC.

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10‑K (this "report") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” "project," "seek," or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

•
our limited access to capital and our ability to repay, refinance, restructure and/or extend our indebtedness as it becomes due;
•
the substantial rights of the Fortress Member (as defined herein) under the Eagles Sub-OP Operating Agreement (as defined herein), including approval rights over major decisions and repayment and control rights upon the occurrence of a Trigger Event (as defined herein);
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
•
availability of financing and capital;
•
the performance of our portfolio; and
•
the impact of any financial, accounting, legal or regulatory issues or litigation.

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
•
All of the properties in our portfolio are located in the greater Mid-Atlantic and Colorado regions. Adverse economic or regulatory developments in these areas could materially and adversely affect our business.
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
•
The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.
•
The Basis Loan Agreement (as defined herein) and the operating agreements of BSV Highlandtown (as defined herein) and BSV Spotswood (as defined herein) contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.
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
•
Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition costs, are subject to inflation.
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
•
Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP units (as defined herein) in the Operating Partnership, which may impede business decisions that could benefit our stockholders.

PART I

Unless the context indicates otherwise, references to "Broad Street," "we," "the Company," "our," and "us" refer to Broad Street Realty, Inc., together with its consolidated subsidiaries, including Broad Street Operating Partnership, LP (the or our "Operating Partnership"), of which we are the sole member of the sole general partner.

ITEM 1. BUSINESS

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2022, we owned 17 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our retail portfolio as of December 31, 2022. For additional information, see "—Our Portfolio."

As of
December 31, 2022
Number of properties	17
Number of states	5
Total square feet (in thousands)	2,026
Anchor spaces	1,104
Inline spaces	922
Leased % of rentable square feet (1):
Total portfolio	90.4%
Anchor spaces	96.3%
Inline spaces	83.4%
Occupied % of rentable square feet (1):
Total portfolio	84.0%
Anchor spaces	89.6%
Inline spaces	77.3%
Average remaining lease term (in years) (2)	5.3
Annualized base rent per leased square feet (3)	$13.76

(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of December 31, 2022, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.0% as of December 31, 2022.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2022, we owned 85.3% of the Class A common units of limited partnership interest (“Common OP units”) in the Operating Partnership and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of the Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain Mergers (as defined below) on such date, and we operate as a single reporting segment.

2022 Highlights

Below are some of our significant activities during 2022:

•
Closed the acquisition of the 480,622 square foot mixed-use portion of Midtown Row, located adjacent to the College of William and Mary in Williamsburg, Virginia, comprised of 240 purpose-built student housing apartment units and 63,436 square feet of retail space.

•
Closed one previously announced merger which added approximately $2.1 million of annualized base rent (“ABR”) to our portfolio based on leases in place as of December 31, 2022.
•
Closed the acquisition of the last parcel at Lamar Station Plaza that we did not already control, which added 42,360 square feet of contiguous space to our center.
•
Signed 79 leases for a total of 427,802 square feet of space, including 34 new leases for 129,744 square feet and 45 renewal leases for 298,058 square feet. As a result, our portfolio was 90.4% leased at the end of 2022 compared to 88.1% at the end of 2021.
•
Our leasing spread gains on both new and renewal leases demonstrate continued internal growth from our existing portfolio.
o
2022 leasing spreads over 2021 averaged 3.1%, including 8.7% for new leases and 0.8% on renewals.
•
Negotiated a new 52,706 square foot lease with AutoZone at Cromwell Field Shopping Center in Glen Burnie, MD.
•
Reported net loss of $16.3 million, funds from operations (“FFO”) attributable to common stockholders and OP unit holders of $1.0 million and adjusted FFO (“AFFO”) attributable to common stockholders and OP unit holders of $2.0 million. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Performance Measures.”
•
Revenues for the year ended December 31, 2022 increased approximately $7.6 million, or 30%, from the prior year because of an approximately $8.5 million increase in rental income, partially offset by an approximately $0.5 million and $0.3 million decrease in management and other income and commissions, respectively.
o
Increase in rental income is attributable to the acquisition of three properties in the second quarter of 2021, one property in the fourth quarter of 2021 and two properties in the fourth quarter of 2022.
o
The decrease in management fees and other income is mainly attributable to fees recognized in 2021 related to properties that were acquired in 2021 and 2022.
o
The decrease in commissions is attributable to a lower transaction volume of leasing.

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

2022 Acquisitions

On November 23, 2022, we acquired Lamar Station Plaza West and Midtown Row (collectively "November 2022 Acquisitions"). Lamont Station Plaza West was part of the previously announced series of mergers (collectively, the "Mergers") pursuant to which we previously acquired our other properties (other than Midtown Row). We also acquired the last parcel at Lamar Station Plaza that we did not already control. For additional information regarding the Mergers, see "Merger with MedAmerica Properties Inc." in Note 1 to our Consolidated Financial Statements included in this report.

Fortress Preferred Equity Investment

In connection with the November 2022 Acquisitions, the Company, the Operating Partnership and Broad Street Eagles JV LLC, a newly formed subsidiary of the Operating Partnership (the “Eagles Sub-OP”), entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC ("Fortress"), pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties” and, collectively with Highlandtown and Spotswood the “Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively.

For additional information regarding the Eagles Sub-OP and the Eagles Sub-OP Operating Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fortress Preferred Equity Investment.”

Our Portfolio

As of December 31, 2022, we owned 17 properties, of which 14 are located in the Mid-Atlantic region and three are located in Colorado, consisting of 2,026,431 total square feet of GLA for the retail properties. The following table provides additional information about the retail properties in our portfolio as of December 31, 2022.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$658,078	$23.25	2.6%	Dollar Tree
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	84.8%	1,506,584	10.88	6.0%	Food Lion
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,001	100.0%	1,448,701	17.04	5.7%	Shoppers Food Warehouse
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,468,731	19.66	5.8%	Value Village
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,486	89.8%	2,023,075	9.65	8.0%	Rose's
Dekalb Plaza	East Norriton, PA	2017	178,356	97.8%	2,030,265	11.64	8.0%	Big Lots
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,822	97.3%	3,260,639	16.85	12.9%	United States Postal Service
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,066,249	18.54	4.2%	Hazlo Market
Hollinswood Shopping Center	Baltimore, MD	2020	112,648	92.0%	1,711,815	16.52	6.8%	LA Mart
Lamar Station Plaza East	Lakewood, CO	1984	83,819	41.2%	526,248	15.24	2.1%	Hopebridge
Lamar Station Plaza West	Lakewood, CO	2016	186,705	98.0%	2,069,659	11.31	8.2%	Casa Bonita
Midtown Colonial	Williamsburg, VA	2018	98,067	85.7%	998,599	11.88	4.0%	Food Lion
Midtown Lamonticello	Williamsburg, VA	2019	63,157	92.5%	975,771	16.69	3.9%	Earth Fare
Midtown Row (Retail Portion)	Williamsburg, VA	2021	63,436	25.9%	418,224	25.45	1.7%
Spotswood Valley Square Shopping Center	Harrisonburg, VA	1997	190,646	100.0%	1,896,030	9.95	7.5%	Kroger
Vista Shops at Golden Mile	Frederick, MD	2009	98,858	99.2%	1,764,835	18.00	7.0%	Aldi
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	93.3%	1,397,552	13.67	5.6%	New Grand Mart
Total/Weighted Average			2,026,431	90.4%	$25,221,055	$13.76	100.0%

(1)
Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2022, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.0% as of December 31, 2022.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

The following table provides information about the residential portion of Midtown Row as of December 31, 2022.

Property Name	City/State	Year Built	Primary University Served	Average Monthly Revenue/Bed (1)	# of Units	# of Beds	Percent Leased (2)
Midtown Row (Residential Portion)	Williamsburg, VA	2021	William and Mary	$1,087	240	620	100.0%

(1)
Average Monthly Revenue/Bed is calculated based on our base rental revenue earned during the year ended December 31, 2022 divided by average occupied beds over the same period.
(2)
Percent leased is calculated as (a) leased beds as of December 31, 2022, divided by (b) total rentable beds as of December 31, 2022.

Tenant Diversification

The following table sets forth information about the 20 largest tenants in our retail portfolio, based upon annualized base rent, as of December 31, 2022.

Tenant Name	Number of Leased Stores	Total Leased GLA	Percentage of Total GLA	Total Annualized Base Rent (1)	Annualized Base Rent Per Sq. Ft.	Percentage of Total Annualized Base Rent
Planet Fitness (2)	4	79,846	3.9%	1,033,074	$12.94	4.1%
Dollar Tree	4	43,188	2.1%	577,772	13.38	2.3%
Casa Bonita	1	54,916	2.7%	494,244	9.00	2.0%
Food Lion	2	71,759	3.6%	491,604	6.85	1.9%
New Grand Mart	1	39,386	1.9%	443,293	11.26	1.8%
Hazlo	1	26,904	1.3%	409,027	15.20	1.6%
AutoZone	1	52,706	2.6%	395,295	7.50	1.6%
Urban Air	1	34,075	1.7%	381,640	11.20	1.5%
Earth Fare	1	24,016	1.2%	360,240	15.00	1.4%
Dollar General	3	34,673	1.7%	354,706	10.23	1.4%
Shoppers Food Warehouse	1	34,251	1.7%	350,000	10.22	1.4%
Kroger	1	49,319	2.4%	315,642	6.40	1.3%
LA Mart	1	30,030	1.5%	302,683	10.08	1.2%
Arc Thrift Stores	1	34,404	1.7%	292,434	8.50	1.2%
United States Post Office	1	24,395	1.2%	285,064	11.69	1.1%
Value Village	1	23,400	1.2%	263,250	11.25	1.0%
Celebree	1	10,000	0.5%	262,500	26.25	1.0%
Crossroads Animal Referral & Emergency	1	9,852	0.5%	253,242	25.70	1.0%
Big Lots	1	32,788	1.6%	229,517	7.00	0.9%
QED Inc dba Galleria Lighting & Design	1	13,520	0.7%	227,271	16.81	0.9%
Sub-total top twenty tenants	29	723,428	35.7%	7,722,498	10.67	30.6%
Remaining tenants	319	1,109,158	54.7%	17,498,557	15.78	69.4%
Sub-total Average all tenants	348	1,832,586	90.4%	25,221,055	$13.76	100.0%
Vacant space	57	193,845	9.6%
Total	405	2,026,431	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Each Planet Fitness tenant is a different franchisee.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our retail portfolio, based on GLA, as of December 31, 2022.

Square Feet Under Lease	Number of Leases	Leased GLA	Percentage of Leased GLA	Total Annualized Base Rent (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
Less than 1,000	54	23,929	1.3%	$1,059,143	$44.26	4.2%
1,000 - 2,499	146	238,118	13.0%	5,048,987	21.20	20.0%
2,500 - 9,999	104	507,236	27.7%	8,775,543	17.30	34.8%
10,000 - 39,999	40	830,472	45.3%	8,932,201	10.76	35.4%
40,000 or Greater	4	232,831	12.7%	1,405,181	6.04	5.6%
Total/Weighted Average	348	1,832,586	100.0%	25,221,055	$13.76	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as annualized base rent divided by leased GLA as of December 31, 2022.

Geographic Concentration

The following table sets forth information regarding the geographic concentration of our retail portfolio as of December 31, 2022.

Metropolitan Statistical Area ("MSA")	MSA Rank (1)	Number of Properties	GLA	Percentage of Total GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent
Washington-Baltimore-Arlington	6	7	690,519	34.1%	95.1%	$10,141,483	$15.44	40.2%
Richmond, VA	44	3	272,904	13.4%	88.2%	2,904,136	12.06	11.5%
Virginia Beach-Norfolk-Newport News	37	2	224,660	11.1%	70.7%	2,392,594	15.05	9.5%
Philadelphia-Camden- Wilmington	7	1	178,356	8.8%	97.8%	2,030,265	11.64	8.1%
Denver-Aurora-Lakewood	19	3	469,346	23.2%	87.6%	5,856,547	14.25	23.2%
Harrisonburg, VA	303	1	190,646	9.4%	100.0%	1,896,030	9.95	7.5%
Total/Weighted Average		17	2,026,431	100.0%	90.4%	$25,221,055	$13.76	100.0%

(1)
MSA Rank is derived from the U.S. Census of 2020.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2022, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.0% at December 31, 2022.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations in our portfolio for retail leases in place as of December 31, 2022, for the ten calendar years from 2023 to 2032 and thereafter, assuming no exercise of renewal options or early termination rights.

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
Month-To-Month (3)	1	—	—	$14,400	$—	0.1%
2023 (4)	48	170,760	8.4%	2,535,609	14.85	10.1%
2024	56	153,658	7.6%	2,639,608	17.18	10.5%
2025	58	265,927	13.1%	3,708,647	13.95	14.7%
2026	43	180,418	8.9%	2,834,352	15.71	11.2%
2027	47	297,228	14.7%	3,662,087	12.32	14.5%
2028	32	232,053	11.4%	2,384,142	10.27	9.4%
2029	11	44,874	2.2%	796,275	17.74	3.2%
2030	14	140,657	6.9%	1,859,343	13.22	7.4%
2031	5	46,893	2.3%	690,514	14.73	2.7%
2032	17	132,843	6.6%	1,769,388	13.32	7.0%
Thereafter	16	167,275	8.3%	2,326,690	13.91	9.2%
Vacant	57	193,845	9.6%	—	—	—
Total/Weighted Average	405	2,026,431	100.0%	$25,221,055	$13.76	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.
(3)
The month-to-month lease relates to a tenant with a food truck and therefore has no gross leasable area.
(4)
As of March 31, 2023, we renewed eight leases totaling 48,241 square feet of GLA.

Description of Properties

Avondale Shops, Washington D.C.

Avondale is a strip retail property located in the northeast region of Washington, D.C. at the signalized intersection of Michigan Avenue and Eastern Avenue. The property has 28,308 square feet of GLA and, as of December 31, 2022, was 100% leased and occupied by eight tenants and accounted for 2.6% of our total annualized base rent. The anchor tenant, Dollar Tree, represents approximately 25.1% of Avondale’s total annualized base rent as of December 31, 2022 and its lease expires in May 2027.

Brookhill Azalea Shopping Center, Richmond, Virginia

Brookhill is a retail center located on the border of the City of Richmond and its northern suburbs in close proximity to major transportation corridors Interstate 95, U.S. Route 1 and U.S. Route 301. The property is located adjacent to major retail demand drivers Walmart and CVS Pharmacy. The property has 163,353 square feet of GLA and, as of December 31, 2022, was 84.8% leased and occupied by 23 tenants and accounted for 6.0% of our total annualized base rent. The anchor tenant, Food Lion, represented 20.5% of Brookhill’s total annualized base rent as of December 31, 2022, and its lease expires in January 2025. Other notable national tenants include Dollar General and CitiTrends.

Coral Hills Shopping Center, Capitol Heights, Maryland

Coral Hills is a retail center located in the densely populated Capitol Heights neighborhood, which is blocks from the Washington, D.C. metro line and has excellent visibility along Marlboro Pike with large pylons. The property is anchored by Shoppers Food Warehouse and is adjacent to McDonalds and across the street from a CVS Pharmacy. The property has 85,001 square feet of GLA and, as of December 31, 2022, was 100.0% leased and occupied by 16 tenants and accounted for 5.7% of our total annualized base rent. Shoppers Food Warehouse represented 24.2% of Coral Hill’s total annualized base rent as of December 31, 2022, and its lease expires in February 2026. Other notable national tenants include Family Dollar and AutoZone.

Crestview Square Shopping Center, Landover Hills, Maryland

Crestview is located in a densely populated suburban market near the Hyattsville Arts District and University of Maryland College Park campus. The property is located less than a mile from major regional transportation corridors, including Interstate 295 and U.S. Route 50. The property has prominent pylon signage at the signalized intersection for Annapolis Road and Cooper Lane and is in close proximity to national retailers Walmart and McDonalds. The property has 74,694 square feet of GLA and, as of December 31, 2022, was 100.0% leased and occupied by 20 tenants and accounted for 5.8% of our total annualized base rent. The anchor tenant, Value Village, represented 17.9% of Crestview’s total annualized base rent as of December 31, 2022, and its lease expires in January 2030.

Cromwell Field Shopping Center, Glen Burnie, Maryland

Cromwell is a retail center located near Baltimore/Washington International Thurgood Marshall Airport and the MARC train and light rail station. The property has 233,486 square feet of GLA and, as of December 31, 2022, was 89.8% leased to 19 tenants and accounted for 8.0% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 65.2% as of December 31, 2022. The anchor tenant, Rose's, represented 9.9% of Cromwell's total annualized base rent as of December 31, 2022, and its lease expires in January 2028. In 2022, we signed a new 15-year lease for 52,706 square feet of GLA with Autozone.

Dekalb Plaza, East Norriton, Pennsylvania

Dekalb is a retail center located in a Philadelphia suburb. The property is located at a major signalized intersection of Dekalb Pike and West Germantown Pike and is positioned in close proximity to Walmart and T.J. Maxx and across the street from Suburban Community Hospital, part of the national Prime Healthcare system. The property has 178,356 square feet of GLA and, as of December 31, 2022, was 97.8% leased to 17 tenants and accounted for 8.0% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but had not commenced as of December 31, 2022, was 88.7% as of December 31, 2022. The two signed leases commenced at the beginning of 2023. The anchor tenant, Big Lots, represented 11.3% of Dekalb’s total annualized base rent as of December 31, 2022, and its lease expires in January 2025. Other notable tenants include Urban Air, Crunch Fitness, Goodwill and Celebree.

The following tables set forth certain information with respect to Dekalb Plaza as of December 31, 2022.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
Urban Air	10/31/2030	—	34,075	19.1%	$381,640	$11.20	18.8%
Big Lots	1/31/2025	2 x 5 year Term	32,788	18.4%	229,516	7.00	11.3%
Goodwill	10/31/2023	3 x 5 year Term	25,460	14.3%	190,950	7.50	9.4%
Crunch Fitness	12/31/2025	2 x 5 year Term	25,320	14.2%	180,000	7.11	8.9%
Celebree	11/30/2032	2 x 5 year Term	10,000	5.6%	262,500	26.25	12.9%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
2023 (3)	1	25,460	14.3%	190,950	7.50	9.4%
2024	3	11,600	6.5%	220,683	19.02	10.9%
2025	3	58,108	32.6%	431,516	7.43	21.2%
2026	1	750	0.4%	13,506	18.01	0.7%
2027	5	18,214	10.2%	326,035	17.90	16.1%
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	1	34,075	19.1%	381,640	11.20	18.8%
2031	—	—	—	—	—	—
2032	2	16,249	9.1%	203,436	12.52	10.0%
Thereafter	1	10,000	5.6%	262,499	26.25	12.9%
Vacant	2	3,900	2.2%	—	—	—
Total/Weighted Average	19	178,356	100.0%	$2,030,265	$11.64	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.
(3)
As of March 31, 2023, we renewed a lease with 25,460 square feet of GLA.

Percent Occupied and Base Rent

As of December 31,	Percent Occupied (1)	Average Annual Rent Per Square Foot (2)
2022	88.7%	$10.60
2021	81.7%	$11.55
2020	81.5%	$10.48
2019	81.5%	$10.34
2018	83.8%	$10.11

(1)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

The Shops at Greenwood Village, Greenwood Village, Colorado

Greenwood Village is a retail center located in Greenwood Village, Colorado. The property is conveniently located off Interstate 25 and in close proximity to Denver Tech Center. The property has 198,822 square feet of GLA and, as of December 31, 2022, was 97.3% leased to 72 tenants and accounted for 12.9% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 93.2% as of December 31, 2022. The anchor tenant, the United States Postal Service, accounted for 8.7% of Greenwood Village's total annualized base rent as of December 31, 2022, and its lease expires in August 2026.

Highlandtown Village Shopping Center, Baltimore, Maryland

Highlandtown is a retail center located in Baltimore, Maryland. The property is located along a busy street with prominent visibility. The property has 57,524 of GLA and, as of December 31, 2022, was 100% leased to 16 tenants and accounted for 4.2% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 85.5% as of December 31, 2022. The anchor tenant, Hazlo Market, represented 38.4% of Highlandtown's total annualized base rent as of December 31, 2022. On January 20, 2023, Hazlo Market's lease was extended and now expires in May 2034.

Hollinswood Shopping Center, Baltimore, Maryland

Hollinswood is a retail center located in suburban Baltimore, Maryland. The property has 112,648 of GLA and, as of December 31, 2022, was 92.0% leased and occupied by 23 tenants and accounted for 6.8% of our total annualized base rent. The anchor tenant, LA Mart, represented 17.9% of Hollinswood’s total annualized base rent as of December 31, 2022, and its lease expires in October 2030. Other notable tenants include Planet Fitness, Advance Auto, Dollar General, Walgreens and a Royal Farms convenience and gas center.

The following tables set forth certain information with respect to Hollinswood Shopping Center as of December 31, 2022.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent (1)	Annualized Base Rent per Leased SF (2)	% of Property Annualized Base Rent
LA Mart	10/31/2030	2 x 5 year Term	25,224	22.4%	$302,683	$12.00	17.7%
Planet Fitness	1/31/2031	2 x 5 year Term	16,378	14.5%	196,534	12.00	11.5%
Dollar General	7/31/2027	2 x 5 year Term	13,527	12.0%	162,326	12.00	9.5%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
2023	1	2,880	2.6%	$59,530	20.67	3.5%
2024	2	4,725	4.2%	103,836	21.98	6.1%
2025	2	3,188	2.8%	56,020	17.57	3.3%
2026	5	14,249	12.6%	254,326	17.85	14.9%
2027	3	16,664	14.8%	255,506	15.33	14.9%
2028	1	1,125	1.0%	29,919	27.00	1.7%
2029	—	—	—	—	—	—
2030	4	38,875	34.5%	517,541	13.31	30.2%
2031	3	21,909	19.5%	304,138	13.88	17.8%
2032	1	—	—	21,000	—	1.2%
Thereafter	1	—	—	109,999	—	6.4%
Vacant	2	9,033	8.0%	—	—	—
Total/Weighted Average	25	112,648	100.0%	$1,711,815	$16.52	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

Percent Occupied and Base Rent

As of December 31,	Percent Occupied (1)	Average Annual Rent Per Square Foot (2)
2022	92.0%	$16.31
2021	91.9%	$16.21
2020	78.5%	$16.40
2019	84.3%	$15.31
2018	84.4%	$15.18

(1)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Lamar Station Plaza East, Lakewood, Colorado

Lamar Station Plaza East is a retail center located adjacent to Lamar Station Plaza West in Lakewood, Colorado. On November 23, 2022, we acquired the last parcel at Lamar Station Plaza, which added 42,360 square feet. The property has 83,819 square feet of GLA and, as of December 31, 2022, was 41.2% leased to 13 tenants and accounted for 2.1% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 41.2% as of December 31, 2022. The anchor tenant, Hopebridge, accounted for 29.8% of Lamar Station Plaza East's total annualized base rent as of December 31, 2022, and its lease expires in March 2028.

Lamar Station Plaza West, Lakewood, Colorado

Lamar Station Plaza West is a retail center located adjacent to Lamar Station Plaza East in Lakewood, Colorado. The property has 186,705 square feet of GLA and, as of December 31, 2022, was 98.0% leased to 15 tenants and accounted for 8.2% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 96.7% as of December 31, 2022. The anchor tenant, Casa Bonita, accounted for 23.9% of Lamar Station Plaza West's total annualized base rent as of December 31, 2022, and its lease expires in October 2032. Other notable tenants include arc Thrift Stores, Ross Dress for Less, Inc. and Planet Fitness.

Midtown Colonial, Williamsburg, Virginia

Midtown Colonial is a retail center located in Williamsburg, Virginia. The property is part of the Midtown Row redevelopment, which created a mixed-use town center in Williamsburg, Virginia. The property is located adjacent to The College of William & Mary, within minutes of the campus center, and is situated at signalized intersections along Monticello Avenue. The property has 98,067 square feet of GLA and, as of December 31, 2022, was 85.7% leased to eight tenants and accounted for 4.0% of our total annualized base rent. The percent occupied, which excludes a lease that has been signed but not commenced, was 73.9% as of December 31, 2022. The signed lease commenced in the first quarter of 2023. The anchor tenant, Food Lion, accounted for 18.3% of Midtown Colonial’s total annualized base rent as of December 31, 2022 and its lease expires in November 2028.

Midtown Lamonticello, Williamsburg, Virginia

Midtown Lamonticello is a retail center located in Williamsburg, Virginia. The property is located directly across the street from The College of William & Mary, within minutes of the campus center. It is situated at a signalized intersection along Monticello Avenue that is shared with our Midtown Colonial property. The property has 63,157 square feet of GLA and, as of December 31, 2022, was 92.5% leased to 12 tenants and accounted for 3.9% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 90.6% as of December 31, 2022. The anchor tenant, Earth Fare, accounted for 36.9% of Midtown Lamonticello’s total annualized base rent as of December 31, 2022, and its lease expires in October 2031. Ace Hardware is another notable tenant.

Midtown Row, Williamsburg, Virginia

Midtown Row is a mixed-use property located in Williamsburg, Virginia. The property is a recently completed development and is located adjacent to the College of William and Mary. It is situated along Monticello Avenue, between Mt. Vernon Avenue and Richmond Road. The residential portion is comprised of 240 student housing units with 620 beds, which was 100% leased as of December 31, 2022. The retail portion has 63,436 square feet of GLA and, as of December 31, 2022, was 25.9% leased to nine tenants and accounted for 1.7% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 16.3% as of December 31, 2022.

The following tables set forth certain information with respect to the retail portion of Midtown Row as of December 31, 2022.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent (1)	Annualized Base Rent per Leased SF (2)	% of Property Annualized Base Rent
Super Chix	7/31/2032	2 x 5 year Term	3,195	5.0%	$83,475	$26.13	20.0%
California Tortilla	9/30/2032	2 x 5 year Term	2,368	3.7%	62,752	26.50	15.0%
Mezeh Grill	1/31/2033	2 x 5 year Term	2,071	3.3%	64,201	31.00	15.4%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
2023	—	—	—	—	—	—
2024	1	1,336	2.1%	6,000	4.49	1.4%
2025	—	—	—	—	—	—
2026	1	1,951	3.1%	49,751	25.50	11.9%
2027	—	—	—	—	—	—
2028	1	1,969	3.1%	46,272	23.50	11.1%
2029	1	2,065	3.3%	61,950	30.00	14.8%
2030	—	—	—	—	—	—
2031	—	—	—	—	—	—
2032	3	6,207	9.7%	167,479	26.98	40.1%
Thereafter	2	2,907	4.6%	86,772	29.85	20.7%
Vacant	21	47,001	74.1%	—	—	—
Total/Weighted Average	30	63,436	100.0%	$418,224	$25.45	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2022, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

Percent Occupied and Base Rent

As of December 31,	Percent Occupied (1)	Average Annual Rent Per Square Foot (2)
2022	16.3%	$27.97
2021	6.2%	$24.49

(1)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(2)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Spotswood Valley Square Shopping Center, Harrisonburg, Virginia

Spotswood is a retail center located in Harrisonburg, Virginia. The property is less than one mile from James Madison University. The property has 190,646 square feet of GLA and, as of December 31, 2022, was 100% leased and occupied by 25 tenants and accounted for 7.5% of our total annualized base rent. The anchor tenant, Kroger, accounted for 16.6% of Spotswood's total annualized base rent as of December 31, 2022, and its lease expires in October 2027. Other notable tenants include Planet Fitness, T.J. Maxx and Sentara.

Vista Shops at Golden Mile, Frederick, Maryland

Vista Shops is a retail center located in Frederick, Maryland. The property is accessible from the main retail thoroughfare West Patrick Street, also known as “The Golden Mile,” and in close proximity to Interstate 270. The property has 98,858 square feet of GLA and, as of December 31, 2022, was 99.2% leased and occupied by 22 tenants and accounted for 7.0% of our total annualized base rent. The anchor tenant, Aldi, has been on site for over 10 years. Aldi accounted for 12.2% of Vista Shops’ total annualized base rent as of December 31, 2022, and its lease expires in December 2023. We are currently in negotiations with Aldi regarding its lease at Vista Shops and expect the lease to be renewed. Other notable tenants include Planet Fitness, Dollar Tree and Care Veterinary Center, owned by Pathway Vet Alliance, which operates over 150 locations.

West Broad Commons Shopping Center, Richmond, Virginia

West Broad is a retail center located in the suburbs of Richmond, Virginia. The property is located at a signalized intersection along West Broad Street and in close proximity to Costco, McDonalds, Sam’s Club and Guitar Center. The property has 109,551 square feet of GLA and, as of December 31, 2022, was 93.3% leased to 16 tenants and accounted for 5.5% of our total annualized base rent. The percent occupied was 89.8% as of December 31, 2022. The anchor tenant, New Grand Mart, is a specialty grocery store with four locations in the metro Washington D.C. region and two in Richmond, Virginia. New Grand Mart accounted for 31.7% of West Broad’s total annualized base rent as of December 31, 2022, and its lease expires in December 2027.

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

Competition: We assess the competitive retail environment at each location, including GLA per capita for retail properties, competition for existing and potential tenants, the number of existing competing properties and the potential for additional competing properties through development or the repositioning or redevelopment of existing properties.

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

Property Management and Brokerage Business

We manage or co-manage the properties in our portfolio and three other properties. We also lease all of our owned and managed properties but utilize third-party leasing companies to augment our staff on a limited basis. A third party manages the student-housing portion of Midtown Row. Our asset and property management teams directly oversee the properties in our portfolio and our third-party managed properties and seek to increase our operating cash flows through the success of our leasing, property management and asset management functions. Our property management functions include the oversight of all day-to-day operations of our properties as well as the coordination and oversight of tenant improvements and building services. Our internal leasing and management team identifies prospective tenants, assists in the negotiation of leases, provides statements as to the income and expenses applicable to each such property, monitors monthly lease payments, periodically verifies tenant payment of real estate taxes and insurance coverage and periodically inspects each such property and tenants’ sales records, where applicable.

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

We define small tenants as those leasing less than 10,000 square feet and we have tailored our management and leasing approach to deal with the unique needs of these smaller tenants. As of December 31, 2022, of the 348 retail leases on our owned properties, 304 are leased to small tenants representing 42.0% of our retail portfolio leased GLA and 59.0% of our total annualized base rent. We believe that our ability to act quickly allows us to capture those tenants that are unable or unwilling to wait a substantial period of time for a lease to be approved. We are able to examine the credit of a potential tenant during the lease negotiation process and efficiently finalize the terms of the lease. Smaller tenants generally pay a premium per square foot to occupy smaller spaces. As of December 31, 2022, this base rent premium averaged 97.2% over what larger tenants in our portfolio pay on a weighted average per square foot basis.

Terms of Leases

We typically lease our retail properties to tenants on either a triple-net or modified gross basis. Our triple net leases provide that the tenant is generally responsible for reimbursing us for the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space and most other operating expenses. We perform common area maintenance, and the related cost is reimbursed by the tenant. Utilities and other premises-specific costs are typically paid directly by the tenant. Our modified gross leases provide that the tenant pays us a base rent and we are responsible for the payment of all property expenses. In our modified gross leases, we typically negotiate that a proportional share of increases in expenses such as real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs that exceed a base rate, are reimbursed to us by the tenant. The leases for the retail properties in our portfolio have remaining lease terms that range from month-to-month to over 10 years, with a weighted average remaining lease term of 5.3 years as of December 31, 2022 based on GLA. Anchor tenant leases are typically for 10 to 20 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect us against significant vacancies and to ensure the presence of strong tenants that draw consumers to our centers. The shorter terms of smaller store leases allow us under appropriate circumstances to adjust rental rates periodically and, where possible, upgrade or adjust the overall tenant mix.

The leases for the residential portion of Midtown Row typically follow standard forms customarily used between landlords and residents in the geographic area in which the property is located. Midtown Row is leased by the bed on an individual lease liability basis. Individual lease liability limits each resident's liability to his or her own rent without the liability of a roommate's rent. A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid. Less than one percent of leases require security deposits, as a parent or guardian is generally required to execute each lease as a guarantor. We require a nonrefundable reservation fee at lease signing and the tenant pays rent on a monthly basis during the term of the lease. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance and building repairs, and other building operation and management costs. Certain utilities are consumed by the tenant which is included in the monthly installment payment. Our lease terms are generally 11.5 months with 12 equal payments. There are a limited number of nine-month leases with 10 equal payments. These leases typically correspond to the university's academic year.

Tenant Underwriting

For retail leases, we use a number of industry credit rating services to determine the creditworthiness of potential tenants and any personal guarantor or corporate guarantor of each potential tenant. In addition, we review the prospective tenants’ business plans and financial models. We have established leasing guidelines to use in evaluating prospective tenants and proposed lease terms and conditions. For existing tenants looking to extend with us, we look at their past payment record.

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

As of December 31, 2022, we have 47 employees, of which 42 are full time employees.

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

Our Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website. Any amendment to or waiver of our Code of Business Conduct and Ethics will be disclosed in the Corporate Governance section of the Investor Relations section of our website within four business days of the amendment or waiver.

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

We primarily rely upon external sources of capital, including debt and equity financing, to fund our capital needs, including acquisitions, development opportunities and repayment of debt maturities. We have encountered, and may continue to encounter, difficulties obtaining the necessary capital to finance future acquisitions and service and refinance our existing indebtedness, including approximately $28.6 million of debt that matures in 2023 and approximately $66.9 million of debt that matures in January 2024, subject to a one-year extension option that is subject to certain conditions. If we fail to refinance such indebtedness and contribute the applicable properties to the Eagles Sub-OP, it would be considered a Trigger Event under the Eagles Sub-OP Operating Agreement. See “—The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.” Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock, and our access to capital is currently constrained by our existing debt and the lack of an active trading market for our common stock. Economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets, could exacerbate the issues we have encountered obtaining financing.

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

All of the properties in our portfolio are located in the greater Mid-Atlantic and Colorado regions. Adverse economic or regulatory developments in these areas could materially and adversely affect our business.

Fourteen of the 17 properties currently in our portfolio are located in the Mid-Atlantic region, including Maryland, Pennsylvania, Virginia and Washington, D.C., and three properties are located in the Denver, Colorado area. As a result of this geographic concentration, our business is dependent on the condition of the economy in these regions generally and the respective markets for retail real estate in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail space resulting from the regulatory environment, business climate or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

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

We face significant competition from the College of William and Mary university-owned student housing.

Midtown Row is the first student housing property we have owned, and we can provide no assurance that its performance will replicate the past performance of our other properties. Midtown Row is in close proximity to the College of William and Mary. On-campus student housing traditionally has certain inherent advantages over off-campus student housing because of, among other factors, closer physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes, while we are subject to full real estate tax rates. Also, colleges and universities may be able to borrow funds at lower interest rates than those available to us. As a result, the College of William and Mary may be able to offer more convenient and/or less expensive student housing than we can through Midtown Row, which may adversely affect our occupancy and rental rates.

We have a substantial amount of indebtedness outstanding, which could materially and adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

As of December 31, 2022, we had an aggregate of $349.5 million of outstanding indebtedness, including $4.2 million of preferred equity in BSV Highlandtown and BSV Spotswood that is classified as indebtedness on our balance sheet and $80.0 million of the Preferred Equity Investment that is classified as temporary equity on our balance sheet. We may also need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes. If we incur additional debt, the related risks that we now face could intensify. Our substantial indebtedness could have material adverse consequences to us, including:

•
making it more difficult for us to meet our debt service obligations;
•
making it more difficult for us to borrow additional funds as needed, on favorable terms or at all, which could, among other things, adversely affect our ability to meet operational needs and subject us to greater sensitivity to interest rate increases;
•
making us more vulnerable to general adverse economic and industry conditions;
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

Each property in our portfolio is subject to secured indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For example, we have three mortgage loans on three properties totaling approximately $28.6 million, which mature during 2023, and the $66.9 million Basis Term Loan, which is secured by mortgages on six properties and matures in January 2024, subject to a one-year extension option that is subject to certain conditions. We can provide no assurances that we will be able to refinance these loans on favorable terms, or at all, or exercise our extension option for the Basis Term Loan. If we are unable to refinance or extend the loans, the lenders will have the right to place their loans in default and ultimately foreclose on the properties. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. If any of our properties are foreclosed upon due to a default, it could materially and adversely affect our financial condition, results of operations, cash flows and cash available for distribution to our stockholders.

The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

An entity affiliated with Fortress has substantial rights under the Eagles Sub-OP Operating Agreement. Under this agreement, the following require the approval of the Fortress Member:

•
the adoption and approval of annual corporate and property budgets;
•
the amendment, renewal, termination or modification of Material Contracts (as defined in the Eagles Sub-OP Operating Agreement), leases over 5,000 square feet and certain loan documents;
•
the liquidation, dissolution, or winding-up of the Eagles Sub-OP, the Company or any of its subsidiaries;
•
taking actions of bankruptcy or failing to defend an involuntary bankruptcy action of the Eagles Sub-OP, the Company or any of its subsidiaries;
•
effecting any reorganization or recapitalization of the Eagles Sub-OP, the Company or any of its subsidiaries;
•
declaring or paying distributions on any equity security of the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions;
•
issuing any equity securities in the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions;
•
conducting a merger or consolidation of the Eagles Sub-OP, the Company or the Operating Partnership or selling substantially all of the assets of the Company and its subsidiaries or the Eagles Sub-OP and its subsidiaries;

•
amending, terminating or otherwise modifying the loans secured by the properties indirectly owned by the Eagles Sub-OP, subject to certain exceptions;
•
incurring additional indebtedness or making prepayments on indebtedness, subject to certain exceptions;
•
acquiring any property outside the ordinary course of business of the Company; and
•
selling any property below the minimum release price for such property.

In connection with the Preferred Equity Investment, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East. The subsidiaries of the Operating Partnership that indirectly own the Excluded Properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates.

Under the Eagles Sub-OP Operating Agreement, “Trigger Events” include, but are not limited to, the following: (i) fraud, gross negligence, willful misconduct, criminal acts or intentional misappropriation of funds with respect to a property owned by the Company or any of its subsidiaries; (ii) a Bankruptcy Event (as defined in the Eagles Sub-OP Operating Agreement) with respect to the Company or any of its subsidiaries, except for an involuntary bankruptcy that is dismissed within 90 days of commencement; (iii) a material breach of certain provisions of the Eagles Sub-OP Operating Agreement; (iv) monetary defaults or material non-monetary defaults under the Fortress Mezzanine Loan (as defined below) or the mortgage loans secured by properties owned directly or indirectly by the Eagles Sub-OP (including the Excluded Properties); (v) failure to meet the minimum Total Yield requirements under the Eagles Sub-OP Operating Agreement; (vi) failure to pay the Current Preferred Return (as defined below) (subject to a limited cure period) or failure to make distributions as required by the Eagles Sub-OP Operating Agreement; (vii) the occurrence of a Change of Control (as defined in the Eagles Sub-OP Operating Agreement); (viii) failure to contribute the Excluded Properties and consummate the related transactions by the applicable outside date; (ix) Mr. Jacoby (A) ceasing to be employed as the chief executive officer of the Company, (B) not being activity involved in the management of the Company or (C) failing to hold an aggregate of at least 3,802,594 shares of common stock and OP units, in each case subject to the Company’s right to appoint a replacement chief executive officer reasonably acceptable to the Fortress Member within 90 days; and (x) material breaches or material defaults of the Company, the Operating Partnership or their subsidiaries under certain other agreements related to the Preferred Equity Investment.

Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP, unless the Trigger Event is in connection with a Bankruptcy Event, in which case the redemption must occur as of the date of such Trigger Event.

Under certain circumstances, including in the event of a Trigger Event or if a Qualified Public Offering (as defined in the Eagles Sub-OP Operating Agreement) has not occurred by November 22, 2027, the Fortress Member may remove the Operating Partnership as the managing member of the Eagles Sub-OP. If the Fortress Member removes the Operating Partnership and becomes the managing member of the Eagles Sub-OP, the Eagles Sub-OP Operating Agreement only requires the Fortress Member to act in a manner consistent with other institutional preferred equity investors that have exercised remedies to remove managing members. Moreover, in such a circumstance, the Eagles Sub-OP Operating Agreement specifically reserves the Fortress Member’s right to (i) sell any property to a third party buyer unaffiliated with the Fortress Member, (ii) take any action in connection with curing or reacting to a default under any mortgage loan and (iii) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. Accordingly, in the event the Fortress Member becomes the managing member of the Eagles Sub-OP, it may take actions that are not in the best interest of us and our stockholders.

The Fortress Member’s rights may significantly impede our ability to operate our business and manage our properties. Furthermore, these rights may prevent us from engaging in transactions, including change of control or financing transactions, that otherwise would be attractive to us. The foregoing could adversely affect our financial condition, results of operations and cash flows, the market value of our common stock and our ability to pay dividends to our common stockholders in the future. In addition, failure to comply with any of these covenants could cause a Trigger Event, which would result in the Fortress Member having certain rights, including the right to remove the Operating Partnership as the managing member of the Eagles Sub-OP, and, therefore, could have a material adverse effect on us.

The Basis Loan Agreement and the operating agreements of BSV Highlandtown and BSV Spotswood contain provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

An entity affiliated with Basis Management Group, LLC (“Basis”) has substantial rights under the Basis Loan Agreement (as defined below), in particular, with respect to Coral Hills Shopping Center, Crestview Square Shopping Center, Dekalb Plaza, Midtown Colonial, Midtown Lamonticello and West Broad Commons Shopping Center, which secure the Basis Term Loan (as defined below). Similarly, Lamont Street Partners LLC (“Lamont Street”) has substantial rights under the operating agreements of BSV Highlandtown and BSV Spotswood. Under these agreements, the following are either prohibited or require the approval of Basis or Lamont Street, as applicable:

•
the sale of properties secured by the Basis Term Loan, BSV Highlandtown (Highlandtown) or BSV Spotswood (Spotswood);
•
any change in control of the Company (as defined in the applicable agreements);
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

Under certain circumstances, including in the event that Lamont Street’s preferred interests are not redeemed on or prior to the redemption date, Lamont Street, as applicable, may remove the Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood and their property-owning subsidiaries. In addition, if the debt service coverage ratio under the Basis Loan Agreement falls below 1.05x for two consecutive calendar quarters, the Basis Lender (as defined below) has the right to remove us as the manager of the six properties securing the Basis Term Loan. If the Basis Lender removed us as the manager of these properties, we would no longer manage the day-to-day operations of those properties.

The Basis Lender has the right to sweep the cash accounts of the property-owning entities that collect rental payments from the properties securing the Basis Term Loan if the debt service coverage ratio under the Basis Loan Agreement falls below 1.10x. If the Basis Lender exercises its right under the cash sweep provision, then our cash available for operations and other purposes would be significantly limited.

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

In addition to the restrictions provided in the Basis Loan Agreement and the Eagles Sub-OP Operating Agreement described above, other documents evidencing indebtedness contain certain financial covenants and affirmative and restrictive covenants, including, among other things, with respect to insurance coverage and our ability to incur additional indebtedness. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Spotswood mortgage and Greenwood mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40x, 1.50x, 1.30x, 1.25x, 1.20x, 1.30x, 1.15x, 1.15x and 1.40x, respectively. These limitations may restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flows and the market value of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

There are conditions that raise substantial doubt about our ability to continue as a going concern.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition, liquidity sources and debt maturities, including the Basis Term Loan, which has an outstanding balance of approximately $66.9 million and matures on January 1, 2024, subject to a one-year extension option that is subject to certain conditions, and three mortgage loans on three properties totaling approximately $28.6 million, which mature during 2023. Management also considered the Lamont Street Preferred Interest (as defined below), which has an outstanding balance of $4.2 million as of December 31, 2022 and must be redeemed on or before September 30, 2023. The Lamont Street Redemption Date (as defined below) can be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions. Management believes that we will meet the conditions necessary to exercise our extension options under the Basis Term Loan and the Lamont Street Preferred Interest prior to their maturity or redemption date, as applicable. Management also is in discussions with other lenders to refinance the Basis Term Loan, mortgage loans with 2023 maturities and the Lamont Street Preferred Interest with new loans, which management believes will be available on acceptable terms based on discussions with lenders and the loan-to-value ratios of the properties securing the loans. There can be no assurances, however, that we will be successful in exercising the extension options or refinancing the loans and the Lamont Street Preferred Interest prior to their maturities or redemption date, as applicable. If we are unable to extend or refinance the Basis Term Loan and the mortgage loans prior to their maturities, the lenders will have the right to place the loan in default and ultimately foreclose on the nine properties securing the loans. Moreover, if we are unable to extend or refinance the Lamont Street Preferred Interest prior to the redemption date, Lamont Street may remove the Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood. In addition, if we fail to refinance the Basis Term Loan and the mortgage loans secured by Highlandtown Shopping Center and Spotswood Valley Square Shopping Center, redeem the Lamont Street Preferred Interest and contribute the applicable properties to the Eagles Sub-OP by the applicable outside dates, it would be considered a Trigger Event under the Eagles Sub-OP Operating Agreement. See “—The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.”

Although management believes that we will be able to extend or refinance our debt prior to maturity, including the Basis Term Loan, the mortgage loans maturing in 2023 and the Lamont Street Preferred Interest, it is not under our sole control to extend or refinance our debt, and therefore it is possible that we may be unable to extend or refinance such debt, which creates substantial doubt about our ability to continue as a going concern for a period of one year after the date of that the financial statements included in this report are issued, and our independent registered public accounting firm has included an explanatory paragraph regarding our ability to continue as a going concern in its report on our financial statements included in this report. Although the Basis Term Loan and Lamont Street Preferred Interest have extension options, the extension options are subject to certain conditions. If we are unable to exercise the extension options, we will be dependent on additional debt and/or equity financing to repay such obligations, which may not be available on acceptable terms or at all. If we are unable to raise needed funds on acceptable terms, we will not be able to repay our debt at maturity, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. The financial statements included in this report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.

By owning our common stock, you are subject to the risks associated with the ownership of real properties, including risks related to:

•
changes in national, regional and local conditions, which may be negatively impacted by inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence, liquidity concerns and other adverse business concerns;
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

Until we have greater access to capital, we intend to make acquisitions through joint ventures, partnerships, co-tenancies or other syndicated or co-ownership arrangements entered into with affiliates or third parties. For example, as described above, Fortress has substantial rights under the Eagles Sub-OP Operating Agreement and Lamont Street has substantial rights under the respective operating agreements of BSV Highlandtown and BSV Spotswood. We may also enter into joint ventures to redevelop or develop properties. Such investments may involve risks not otherwise present when acquiring real estate directly, including the following:

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

Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition costs, are subject to inflation.

In 2022, the consumer price index rose by approximately 7% over the previous year, which was the largest annual inflation surge in 40 years. The recent rise in inflation has been due to, among other things, the disruption in global supply chains, labor shortages, and resulting increasing consumer demand, many of which were exacerbated by the COVID-19 pandemic. A significant portion of our operating expenses are sensitive to inflation. Operating expenses include those for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties.

Our operating expenses, with the exception of the residential portion of Midtown Row, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. In addition, our leases for the residential portion of Midtown Row generally have lease terms of 11.5 months or nine months, which we believe reduces our exposure to the effects of inflation, although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there is no guarantee that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures, and rent.

Our general and administrative expenses consist primarily of compensation costs, technology services, and professional service fees. Our employee compensation is reviewed annually and adjusted to reflect any merit increases; however, to maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may unexpectedly or significantly increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation is expected to increase our general and administrative expenses over time and may adversely impact our results of operations and operating cash flows.

Adverse conditions in the general retail environment could have a material adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

We are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional and local economies such as the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. Our tenants may experience difficulties attracting customers to their stores even after the social-distancing measures are lifted.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. On March 10, 2023 and March 12, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”) and Signature Bank, respectively, after each bank was unable to continue its operations. We are unable to predict the extent or nature of the impacts of the failures of SVB and Signature Bank and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. Disruptions and uncertainty in the banking sector may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

We have two lockbox accounts at Signature Bank that are used for tenant deposits at Midtown Row, which accounts have not had balances in excess of the FDIC insurance limit of $250,000. The funds in the accounts are swept daily with the required $5,000 remaining in each account. The majority of our cash and cash equivalents are held at major commercial banks, and our account balances may at times exceed the FDIC insurance limit. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve or the FDIC will intercede to provide us and other depositors with access to balances in excess of the FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, if any of our tenants are unable to access funds on deposit with such a financial institution or pursuant to lending arrangements with such a financial institution, such tenants’ ability to meet their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

An epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, and measures intended to prevent the spread of such an event could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. The impact of an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, and measures intended to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collection laws and rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove tenants who are not paying rent and our ability to rent their space to new tenants. In addition, the federal government has in the past allocated, and may in the future allocate, funds to rent relief programs to be run by state and local authorities. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our tenants with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. It is uncertain how the rent relief programs will impact our business. An epidemic, pandemic or other health crisis, including the COVID-19 pandemic, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

Cybersecurity incidents or other technology disruptions could negatively impact our business, our relationships, and our reputation.

We use computers and computer networks in most aspects of our business operations. We also use mobile devices to communicate with our employees, suppliers, business partners, and tenants. These devices are used to transmit sensitive and confidential information, including financial and strategic information about us, employees, business partners, tenants and other individuals and organizations. Additionally, we utilize third-party service providers that host personally identifiable information and other confidential information of our employees, business partners, tenants and others. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. Cybersecurity incidents, including physical or electronic break-ins, computer viruses, malware, attacks by hackers, ransomware attacks, phishing attacks, supply chain attacks, breaches due to employee error or misconduct and other similar breaches can create system disruptions, shutdowns or unauthorized access to information maintained in our information technology systems and in the information technology systems of our third-party service providers. We expect cybersecurity incidents to occur in the future and we are constantly managing efforts to infiltrate and compromise our information technology systems and data. The theft, destruction, loss or release of sensitive and confidential information or operational downtime of the systems used to store and transmit our or our tenants’ confidential business information could result in disruptions to our business, negative publicity, brand damage, violation of privacy laws, financial liability, difficulty attracting and retaining tenants, loss of business partners and loss of business opportunities, any of which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to service our debt obligations. Although we carry cybersecurity insurance that is designed to protect us against certain losses related to cybersecurity incidents, that insurance coverage may not be sufficient or available to cover all expenses or other losses or all types of claims that may arise in connection with cybersecurity incidents. Furthermore, in the future, such insurance may not be available on commercially reasonable terms, or at all.

We face considerable competition in leasing our properties and may be unable to renew existing leases or re-lease retail space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-lease retail space, which may adversely affect our operating results.

As of December 31, 2022, leases representing approximately 10.1% and 10.5% of our total annualized base rent are scheduled to expire by the end of 2023 and 2024, respectively, assuming no exercise of renewal options or early termination rights. In addition, approximately 9.6% of the square footage at our properties was available for rent as of December 31, 2022. We compete with many other entities engaged in real estate investment and leasing activities, including national, regional and local owners, operators, acquirers and developers. If our competitors offer retail space at rental rates below current market rates or below the rental rates that we currently charge our tenants, we may lose potential tenants. Even if our tenants renew their leases or we are able to re-lease the space, the terms and other costs of renewal or re-leasing, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-lease space in a reasonable time, or if rental rates decline or tenant improvement costs increase, leasing commissions or other costs increase, our business, financial condition and results of operations, ability to make distributions and ability to satisfy our debt service obligations could be materially and adversely affected.

Our operating results are subject to risks inherent in the student housing industry, including a concentrated lease-up period.

Leases for the residential portion of Midtown Row are typically for terms of 11.5 months with 12 equal payments. There are a limited number of nine-month leases with 10 equal payments. The residential portion of Midtown Row must be entirely re-leased each year during a limited leasing season. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during leasing season, exposing us to significant leasing risk. If we are unable to lease a substantial portion of the residential portion of Midtown Row, or if the rental rates upon such leasing are significantly lower than expected rates, our cash flow from operations and our ability to make distributions and ability to satisfy our debt service obligations could be materially and adversely affected.

Certain of the leases at our properties contain, and leases for properties that we may acquire in the future may contain, “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could materially and adversely affect our performance or the value of the affected retail property.

Certain of the leases at our properties contain, and leases for properties that we may acquire in the future may contain, “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (i) the presence of a certain anchor tenant or tenants, (ii) the continued operation of an anchor tenant’s store and (iii) minimum occupancy levels at the retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to reduce its rent. In periods of prolonged economic decline, there is a higher-than-normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the affected retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue, tenants’ rights to terminate their leases early, or a reduction of their rent, our revenues and the value of the affected retail property could be materially and adversely affected.

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

As of December 31, 2022, we had approximately $111.4 million in floating-rate indebtedness, and we may enter into debt instruments with variable interest rates in the future. Increases in interest rates on variable rate debt will increase our interest expense, unless we make arrangements to hedge the risk of rising interest rates. However, as a result of rising interest rates, the cost of hedging transactions has increased significantly and may continue to increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, increase the cost of financing or impair our ability to pay dividends to our stockholders. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.

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

LIBOR is used as a reference rate in two of our mortgage loans and one interest rate swap agreement. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR ceased the publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021. On November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that the remaining U.S. LIBOR values would cease being computed and published from December 31, 2021 to June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. It is expected that new contracts will not reference LIBOR and will instead use SOFR or other alternative reference rates. At this time, we cannot predict the effect of any discontinuance, modification or other reforms to LIBOR or if SOFR, or another alternative reference rate, will attain market traction as a LIBOR replacement. As LIBOR phases out and ceases to exist, we will need to agree upon a benchmark replacement index with the lenders for debt using LIBOR as a reference rate, and as such the interest rate on any existing debt using LIBOR may change. The new rate may not be as favorable as those in effect prior to the LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As described under Item 9A—Controls and Procedures, we conducted our assessment of our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2022, the end of our last fiscal year. Our assessment noted that while remediation of the previously identified material weaknesses is in process, such remediation has not been completed nor have the remediated controls been in place for a sufficient amount of time to conclude as to their operating effectiveness. Consequently, the material weaknesses as noted previously remain at December 31, 2022 and our internal controls over financial reporting are ineffective.

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

The majority of the control improvement efforts have been completed as of December 31, 2022, with the remainder expected to be completed during the fiscal year ending December 31, 2023. While we believe that our efforts described under Item 9A “Controls and Procedures—Remediation Plan” will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. The continued existence of material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, any of which could cause the value of our common stock to decline.

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

We are subject to risks from natural disasters, such as hurricanes and flooding, and the risks associated with the physical effects of climate change.

Natural disasters and severe weather such as flooding, earthquakes, tornadoes or hurricanes may result in significant damage to our properties. Fourteen of the 17 properties currently in our portfolio are located in the Mid-Atlantic region, parts of which historically have experienced heightened risk for natural disasters like hurricanes and flooding. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

All of the properties in our portfolio are located in the greater Mid-Atlantic and Colorado regions. Accordingly, we are also exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice. Inclement weather also could increase the need for maintenance and repair of our properties.

Lastly, to the extent that climate change does occur, its physical effects could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal or related costs at our properties. Proposed legislation and regulatory actions to address climate change could increase utility and other costs of operating our properties, which, if not offset by rising rental income, would reduce our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations or business would be adversely affected.

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

Our success depends, to a significant extent, on the services of certain key personnel, particularly Michael Jacoby, our chairman and chief executive officer. Among the reasons that Mr. Jacoby is important to our continued success is that he has significant experience in acquiring, financing, owning, leasing, managing, developing and redeveloping commercial real estate properties. Our ability to acquire, manage, develop and redevelop and successfully integrate and operate retail properties, therefore, depends upon the significant relationships that Mr. Jacoby and other members of our senior management team have developed over many years. Although we have entered into employment agreements with Mr. Jacoby and Alexander Topchy, our chief financial officer, we cannot provide any assurance that they will remain employed by us. Our ability to retain our senior management team, or to attract and integrate suitable replacements should any member of the senior management team leave, is dependent upon the competitive nature of the employment market. The loss of services of one or more members of our senior management team, particularly Mr. Jacoby, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our business, financial condition and results of operations. Furthermore, the Basis Loan Agreement and Eagles Sub-OP Operating Agreement prohibits us from engaging in certain change of control transactions. It is deemed a change of control under the Basis Loan Agreement if Mr. Jacoby ceases to be our chairman and chief executive officer and ceases to be actively involved in our daily activities and operations if Basis or the Company does not approve a replacement of Mr. Jacoby within 90 days of him ceasing to serve in such roles. Although not classified as a change of control, the Eagles Sub-OP Operating Agreement has a similar restriction with respect to Mr. Jacoby’s position and involvement with the Company. If Mr. Jacoby were to no longer serve in his current roles, we could be declared in default under the Basis Loan Agreement, and it would constitute a Trigger Event under the Eagles Sub-OP Operating Agreement, which would result in Fortress having certain rights, including the right to remove the Operating Partnership as the managing member of the Eagles Sub-OP.

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
•
the realization of any of the other risk factors included in this report; and
•
general market and economic conditions.

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
•
restrictions in the Eagles Sub-OP Operating Agreement;
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

In connection with the acquisitions since 2019, we have issued 28,744,641 shares of common stock, 3,849,613 Common OP units and 1,842,917 Preferred OP units. Common OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance. Holders of Preferred OP units have the right to convert each Preferred OP unit into one Common OP unit plus a cash payment. On the date that the common stock is first listed on the New York Stock Exchange, the NYSE American or the Nasdaq Stock Market, each Preferred OP unit will automatically convert into one Common OP unit and the right to receive a cash payment. We have also issued (i) warrants to purchase 200,000 shares of common stock at an exercise price of $2.50 per share and (ii) warrants to purchase 3,060,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments.

Pursuant to Rule 144 under the Securities Act, the shares of common stock issued to non-affiliates will become freely transferable by the holders thereof six months after issuance, subject to us meeting the current public information requirement under Rule 144. Additionally, the holder of the Fortress Warrants (as defined below) has certain registration rights with respect to the shares of common stock issuable pursuant to the Fortress Warrants. In addition, from time to time we may issue additional shares of common stock or OP units in connection with the acquisition of properties, as compensation or otherwise, and we may grant registration rights in connection with such issuances.

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

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur additional debt in the future, our future interest costs could increase and adversely affect our liquidity and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Holders of Preferred OP units are entitled to monthly distributions, a portion of which will be paid in cash and a portion of which will accrue on and be added to the liquidation preference of the Preferred OP units each month. Such monthly distributions could eliminate or otherwise limit our ability to make dividends to our common stockholders. If we issue additional preferred stock, it would likely have a preference on dividend payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make dividends to our common stockholders. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

As of April 24, 2023, Messrs. Jacoby and Yockey together owned approximately 17.6% of the outstanding shares of our common stock and 19.5% of the combined outstanding shares of common stock, Common OP units (which Common OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance) and Preferred OP units. In addition, Mr. Neal, a member of our board of directors, owned approximately 2.9% of the outstanding shares of our common stock as of April 24, 2023. Consequently, certain members of our management and our board of directors, whose economic, tax or business interests or goals may be different or inconsistent with ours, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors and the approval of significant corporate transactions, including business combinations, consolidations and mergers.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP units in the Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof (including certain of our executive officers and directors), on the other hand. Our directors and officers have duties to our company under Delaware law in connection with their management of our company. At the same time, our wholly owned subsidiary, Broad Street OP GP, LLC, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its limited partners under Delaware law and the Agreement of Limited Partnership of the Operating Partnership (the “OP Partnership Agreement”) in connection with the management of the Operating Partnership. The general partner’s fiduciary duties and obligations as the general partner of the Operating Partnership may come into conflict with the duties of our directors and officers of the Company. Certain of our officers and directors are limited partners in the Operating Partnership.

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

We are a holding company with no direct operations and, as such, we will rely on funds received from the Eagles Sub-OP and the Operating Partnership to pay any distributions to our stockholders, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of the Eagles Sub-OP and the Operating Partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through the Eagles Sub-OP and the Operating Partnership. Apart from interests in the Operating Partnership, we do not have any material assets. As a result, we will rely on cash distributions from the Operating Partnership, which relies on cash distributions from the Eagles Sub-OP, to pay any distributions our board of directors may declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, claims of our stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Eagles Sub-OP, the Operating Partnership and their respective subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Eagles Sub-OP, the Operating Partnership and their respective subsidiaries will be available to satisfy the claims of our stockholders only after all of our and the Eagles Sub-OP’s, the Operating Partnership’s and their respective subsidiaries’ liabilities and obligations have been paid in full.

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

In connection with the Mergers in which Common OP units were be issued as consideration, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in the contributed properties in a taxable transaction prior to the seventh anniversary of the completion of such Mergers, subject to certain exceptions, we will indemnify the investors for their tax liabilities attributable to the built-in gain that exists with respect to such property interests as of the time of such Mergers and the tax liabilities incurred as a result of such tax protection payment. In addition, we may enter into similar tax protection agreements in the future if we issue OP units in connection with the acquisition of properties. Therefore, although it may be in our best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreements, our Operating Partnership is obligated to provide certain OP unit holders the opportunity to guarantee debt or enter into deficit restoration obligations, including upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the seventh anniversary of the completion of such Mergers. If we fail to make such opportunities available, we will be required to deliver to each such OP unit holder a cash payment intended to approximate the investor’s tax liability resulting from our failure to make such opportunities available to that OP unit holder and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist the investors in deferring the recognition of taxable gain as a result of and after such Mergers, and we may agree to similar provisions in the future if we issue OP units in connection with the acquisition of additional properties. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX under the symbol “BRST.” On March 31, 2023, there were 600 holders of record. Such information was obtained through our registrar and transfer agent. The quotations on the OTCQX are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Dividends

We do not have a history of paying cash dividends to holders of our common stock. In the future, we intend to make regular quarterly distributions to the holders of our common stock. However, we can provide no assurances as to the timing of dividends or as to the amount of dividends. Our ability to make distributions will depend upon our actual results of operations and earnings, economic conditions, restrictions in the Eagles Sub-OP Operating Agreement (as discussed below) and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations to us and unanticipated expenditures. For more information regarding factors that could materially and adversely affect our actual results of operations and ability to make distributions to our stockholders, see Item 1.A “Risk Factors” included elsewhere in this report. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and the capital requirements of our company. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distributions. However, we currently have no intention to make distributions using shares of our common stock.

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

The Eagles Sub-OP Operating Agreement contains the following restrictions on the payment of dividends to holders of our common stock: (1) we cannot pay dividends on our common stock until January 2024 and (2) the amount of such dividends, if any, together with distributions on the OP units, will be limited to a 4.0% annual yield based on the average price of our common stock on the first trading day of each calendar month and based on the aggregate outstanding shares of common stock and OP units (other than Common OP units held by us).

Unregistered Sales of Equity Securities

On November 23, 2022, in connection with the acquisition of Midtown Row, the Operating Partnership issued an aggregate of 448,180 Common OP units and 1,842,917 Preferred OP units to the prior investors in entities that indirectly owned Midtown Row. The OP units were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Issuances of OP units were only to persons who qualify as “accredited investors” as defined under the Securities Act.

On November 23, 2022, in connection with the closing of the Merger whereby the Company acquired Lamar Station Plaza West (the “LSP Merger”), the Operating Partnership issued an aggregate of 573,529 Common OP units to the prior investors in the entity that owned Lamar Station Plaza West. The Common OP units were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Issuances of Common OP units were only to persons who qualify as “accredited investors” as defined under the Securities Act.

On November 23, 2022, in connection with the LSP Merger, the Company issued to Lamont Street warrants to purchase 500,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments (the “Lamont Street Warrants”). The Lamont Street Warrants were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Lamont Street qualifies as an “accredited investor” as defined under the Securities Act.

On November 23, 2022, in connection with the Preferred Equity Investment, the Company issued to the Fortress Member a warrant (the “Fortress Warrant”) to purchase 2,560,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments. The Fortress Warrant was issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. The Fortress Member qualifies as an “accredited investor” as defined under the Securities Act.

Issuer Purchases of Equity Securities

From time to time, we could be deemed to have purchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event. During the three months ended December 31, 2022, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2020 Equity Incentive Plan (the "Plan"). The following table summarizes all of these repurchases during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs
October 1 through October 31, 2022	—	$—	N/A	N/A
November 1 through November 30, 2022	—	$—	N/A	N/A
December 1 through December 31, 2022	4,203	$1.20	N/A	N/A
Total	4,203

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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2022, we owned 17 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. As of December 31, 2022, the properties in our portfolio were 90.4% leased and 84.0% occupied. We are focused on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our retail portfolio as of December 31, 2022 and 2021.

	As of	As of
	December 31, 2022	December 31, 2021
Number of properties	17	15
Number of states	5	5
Total square feet (in thousands)	2,026	1,737
Anchor spaces	1,104	917
Inline spaces	922	820
Leased % of rentable square feet (1):
Total portfolio	90.4%	88.1%
Anchor spaces	96.3%	94.3%
Inline spaces	83.4%	81.3%
Occupied % of rentable square feet:
Total portfolio	84.0%	84.7%
Anchor spaces	89.6%	91.9%
Inline spaces	77.3%	76.7%
Average remaining lease term (in years) (2)	5.3	4.7
Annualized base rent per leased square feet (3)	$13.76	$13.83

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2022, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.0% as of December 31, 2022.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2022.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2022, we owned 85.3% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

Acquisitions

On November 23, 2022, we completed the acquisition of Midtown Row, a mixed-used property, and completed our final Merger whereby we acquired Lamar Station Plaza West. In connection with these acquisitions, we entered into the Eagles Sub-OP Operating Agreement and closed the related transactions. See “—Fortress Preferred Equity Investment” below.

During 2021, we closed four additional Mergers whereby we acquired Highlandtown Village Shopping Center, Cromwell Field Shopping Center, Spotswood Valley Square Shopping Center and The Shops at Greenwood Village on May 21, 2021, May 26, 2021, June 4, 2021, and October 6, 2021, respectively.

Impact of COVID-19

We continue to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, we have entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2021; we had no lease modification related to COVID-19 during 2022. Less than $0.1 million of the total deferred rent from all lease modifications since April 2020 remained outstanding as of December 31, 2022.

How We Derive Our Revenue

We derive a substantial majority of our revenue from rents received from our tenants at each of our properties. Our leases are generally triple net, pursuant to which the tenant is responsible for property expenses, including real estate taxes, insurance and maintenance, or modified gross, pursuant to which the tenant generally reimburses us for its proportional share of expenses. As of December 31, 2022, our portfolio (i) had annualized base rent of $25.2 million, (ii) had an annualized base rent per square foot of $13.76, (iii) was 90.4% leased (84.0% occupied) to a diversified group of tenants and (iv) had no tenant accounting for more than 4.0% of the total annualized base rent.

With the acquisition of Midtown Row, a mixed-use property, our income is also derived from student housing, which is leased by the bed on an individual lease liability basis. Individual lease liability limits each resident's liability to his or her own rent without the liability of a roommate's rent. A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid. These leases typically correspond to the university's academic year. Midtown Row is comprised of 240 student housing units with 620 beds, and as of December 31, 2022, it was 100% leased.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of December 31, 2022, approximately 42.0% of our retail portfolio (based on leased GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of December 31, 2022, approximately 9.6% of our GLA was vacant and approximately 10.2% of our leases (based on total GLA) were month-to-month or scheduled to expire on or before December 31, 2023. See “Item 1 Business—Our Portfolio—Lease Expirations.” Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of the renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent. Variable lease payments from percentage rents are earned by us in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant’s lease and will vary based on the tenant's sales.

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

Asset Impairment

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses if there are triggering events including macroeconomic conditions, loss of an anchor tenant and the ability to re-tenant the space, significant and persistent delinquencies, unanticipated decreases in or sustained reductions of net operating income and government-mandated compliance with an adverse effect to the Company's cost basis or operating costs. If management concludes there are triggering events, we then assess the impairment of properties individually. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the property. If the analysis indicates that the carrying value of a property is not recoverable from its estimated undiscounted future cash flows, an impairment loss is recognized. Impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of future cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and the undiscounted future cash flow analysis. Subsequent changes in estimated cash flows could affect the determination of whether an impairment exists.

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The estimate of our tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. We recognize interest and penalties associated with uncertain tax positions as part of income tax expense.

Recently Issued Accounting Standards

See Note 2 “Accounting Policies and Related Matters” in the notes to the consolidated financial statements for information concerning recently issued accounting standards.

Results of Operations

This section provides a comparative discussion on our results of operations and should be read in conjunction with our consolidated financial statements, including the accompanying notes. See “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

	For the year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenues
Rental income	$29,871	$21,408	$8,463	40%
Commissions	2,523	2,836	(313)	(11%)
Management and other income	557	1,105	(548)	(50%)
Total revenues	32,951	25,349	7,602	30%
Expenses
Cost of services	1,917	1,824	93	5%
Depreciation and amortization	17,436	12,501	4,935	39%
Property operating	8,672	5,694	2,978	52%
Bad debt expense	235	34	201	591%
General and administrative	13,513	11,360	2,153	19%
Total operating expenses	41,773	31,413	10,360	33%
Operating loss	(8,822)	(6,064)	(2,758)	45%

Other income (expense)
Net interest and other income (expense)	26	(33)	59	(179%)
Derivative fair value adjustment	2,638	353	2,285	(647%)
Net loss on fair value change on debt held under the fair value option	(3,151)	—	(3,151)	N/A
Interest expense	(12,710)	(9,961)	(2,749)	28%
(Loss) gain on extinguishment of debt	(59)	1,528	(1,587)	(104%)
Other expense	(52)	(100)	48	(48%)
Total other expense	(13,308)	(8,213)	(5,095)	62%

Income tax benefit	5,857	3,533	2,324	66%
Net loss	$(16,273)	$(10,744)	$(5,529)	51%
Less: Preferred equity return on Fortress preferred equity	(1,492)	—	(1,492)	N/A
Less: Preferred OP units return	(48)	—	(48)	N/A
Plus: Net loss attributable to noncontrolling interest	2,522	1,236	1,286	104%
Net loss attributable to common stockholders	$(15,291)	$(9,508)	$(5,783)	61%

Revenues for the year ended December 31, 2022 increased approximately $7.6 million, or 30%, compared to the year ended December 31, 2021, as a result of an approximately $8.5 million increase in rental income that was partially offset by an approximately $0.5 million decrease in management and other income and $0.3 million decrease in commissions. Rental income increased as a result of the impact of a full year of results from the acquisition of three properties in the second quarter and one property in the fourth quarter of 2021 and the acquisition of two properties in the fourth quarter of 2022. The decrease in management and other fees is mainly attributable to approximately $0.3 million of fees recognized in 2021 related to the properties acquired by the Company during 2021 and 2022. The decrease in commissions is mainly attributable to a lower transaction volume of leasing.

Total operating expenses for the year ended December 31, 2022 increased approximately $10.4 million, or 33%, compared to the year ended December 31, 2021, primarily from: (i) an increase in depreciation and amortization expense of approximately $4.9 million which is primarily related to six properties that were acquired during 2022 and 2021 (which comprise $5.3 million of the total increase in depreciation and amortization expense, partially offset by a $0.5 million decrease in amortization of in-place lease tangibles); (ii) an increase in property operating expenses of $3.0 million which is primarily related to the six properties acquired in 2022 and 2021 and (iii) an increase in general and administrative expenses of approximately $2.2 million mainly attributable to an increase in stock compensation expense of approximately $1.3 million, an increase in professional service fees of approximately $0.4 million, an increase in payroll and related expenses of approximately $0.2 million and an increase in board of director fees of approximately $0.2 million.

The gain on derivative fair value adjustment was approximately $2.6 million for the year ended December 31, 2022 compared to $0.4 million for the year ended December 31, 2021. The increase of approximately $2.3 million was primarily due to a $3.1 million change in fair value of the interest rate swaps the Company entered into on July 1, 2021 and December 27, 2019, partially offset by a $0.8 million change in fair value of the embedded derivative liability relating to the Preferred Equity Investment.

Net loss on fair value change on debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the year ended December 31, 2022 increased approximately $2.7 million, or 28%, compared to the year ended December 31, 2021, primarily due to debt that was assumed or originated in connection with six properties that were acquired during 2022 and 2021 and additional net borrowings of approximately $71.6 million during 2022.

The gain on extinguishment of debt of approximately $1.5 million for the year ended December 31, 2021 is related to the forgiveness of unsecured loans totaling approximately $1.5 million granted pursuant to the Paycheck Protection Program (the “PPP Program”), which was established under the Coronavirus Aid, Relief, and Economic Security Act.

Income tax benefit increased approximately $2.3 million over the prior year, which is attributable to the properties generating additional tax losses of approximately $6.8 million compared to the prior year.

Preferred equity return on Fortress preferred equity reflects the portion of the distribution to the Fortress Member that is payable in cash and the portion that is accrued and added to the Preferred Equity Investment.

Preferred OP units return reflects the portion of the distribution to holders of the Preferred OP units that are payable in cash and the portion that are accrued and added to the liquidation preference of the Preferred OP units.

Net loss attributable to noncontrolling interest for the year ended December 31, 2022 increased approximately $1.3 million compared to the year ended December 31, 2021. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership from the completion of the Mergers and the acquisition of Midtown Row.

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

Adjusted FFO ("AFFO") is calculated by excluding the effect of certain items that do not reflect ongoing property operations, including stock-based compensation expense, deferred financing and debt issuance cost amortization, non-real estate depreciation and amortization, straight-line rent, non-cash interest expense and other non-comparable or non-operating items. Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.

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

Our reconciliation of net income (loss) to FFO and AFFO for the years ended December 31, 2022, and 2021 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2022	2021
Net loss	$(16,273)	$(10,744)
Real estate depreciation and amortization	17,259	12,462
Amortization of direct leasing costs	44	8
FFO attributable to common shares and OP units	1,030	1,726
Stock-based compensation expense	1,937	643
Deferred financing and debt issuance cost amortization	1,512	1,302
Intangibles amortization	(387)	(448)
Non-real estate depreciation and amortization	131	19
Non-cash interest expense	253	—
Recurring capital expenditures	(981)	(280)
Straight-line rent revenue	(945)	(512)
Minimum return on preferred interests	(1,112)	(335)
Non cash fair value adjustment	513	(353)
AFFO attributable to common shares and OP units	$1,951	$1,762

Weighted average shares outstanding to common shares
Diluted	32,378,526	26,928,510

Net loss attributable to common stockholders per share
Diluted (1)	$(0.47)	$(0.35)

Weighted average shares outstanding to common shares and OP units
Diluted	35,412,984	29,747,324

FFO per common share and OP unit
Diluted (2)	$0.03	$0.06

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

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), non-recurring capital expenditures (such as capital improvements and tenant improvements) and distributions on our Preferred OP units. Except as noted below, we expect to meet our short-term liquidity requirements through cash on hand and cash reserves and additional secured and unsecured debt. As of December 31, 2022 and April 6, 2023, we had unrestricted cash and cash equivalents of approximately $12.4 million and $7.8 million, respectively, available for current liquidity needs and restricted cash of approximately $4.7 million and $5.6 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

We have three mortgage loans on three properties (Highlandtown Shopping Center, Vista Shops at Golden Mile and Spotswood Valley Square Shopping Center) totaling approximately $28.6 million that mature within the next twelve months. We project that we will not have sufficient cash available to pay off the mortgage loans upon maturity, and we are currently seeking to refinance the loans prior to maturity in May 2023, June 2023 and July 2023. There can be no assurances that we will be successful on the refinance of the mortgage loans on favorable terms or at all. If we are unable to refinance the mortgage loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, we would not have any further financial obligation to the lenders as the value of these properties are in excess of the outstanding loan balances.

The Lamont Street Preferred Interest has an outstanding balance of $4.2 million as of December 31, 2022 and must be redeemed on or before September 30, 2023. The Lamont Street Redemption Date can be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions and approval by Lamont Street. There can be no assurance that we will be successful in exercising these extension options or refinancing the Lamont Street Preferred Interest prior to the Lamont Street Redemption Date. If we are unable to extend or refinance the Lamont Street Preferred Interest prior to the redemption date, Lamont Street may remove the Operating Partnership as the manager of BSV Highlandtown and BSV Spotswood.

In addition, the Basis Term Loan has an outstanding balance of approximately $66.9 million and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions and approval by the lender. Management is in discussions with other lenders to refinance the Basis Term Loan, which management believes will be available on acceptable terms based on discussions with lenders and the loan-to-value ratios of the properties securing the Basis Term Loan. There can be no assurances, however, that we will be successful in exercising the extension option or refinancing the Basis Term Loan prior to its maturity. If we are unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan.

If we fail to refinance the Basis Term Loan and the mortgage loans secured by Highlandtown Shopping Center and Spotswood Valley Square Shopping Center, redeem the Lamont Street Preferred Interest and contribute the applicable properties by the applicable outside dates (as described below), it would be considered a Trigger Event under the Eagles Sub-OP Operating Agreement. See “—Fortress Preferred Equity Investment” below.

Although management believes that we will be able to extend or refinance our debt prior to maturity, including the Basis Term Loan and the Lamont Street Preferred Interest, this is not within our sole control and it is possible that we may be unable to extend or refinance such debt, which creates substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements included in this report are issued, and our independent registered public accounting firm has included an explanatory paragraph regarding our ability to continue as a going concern in its report on our financial statements included in this report. The financial statements included in this report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTCQX, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. If we cannot obtain capital from third-party sources, we may not be able to meet the capital and operating needs of our properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of December 31, 2022, we were in compliance with all of the covenants under our debt agreements. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of December 31, 2022:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)		Balance Outstanding at December 31, 2022
Basis Term Loan (net of discount of $79)	January 1, 2024	Floating (2)	6.125%	(3)	$67,086
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (4)	4.06%		12,760
Avondale Shops Loan	June 1, 2025	Fixed	4.00%		2,985
Vista Shops at Golden Mile Loan (net of discount of $12)	June 24, 2023	Fixed	3.83%		11,478
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	7.14%		8,762
Lamar Station Plaza West Loan (net of discount of $95)	December 10, 2027	Fixed	5.67%		18,317
Lamont Street Preferred Interest (net of discount of $29) (5)	September 30, 2023	Fixed	13.50%		4,241
Highlandtown Village Shopping Center Loan (net of discount of $14)	May 6, 2023	Fixed	4.13%		5,241
Cromwell Field Shopping Center Loan (net of discount of $77)	December 22, 2027 (6)	Fixed (7)	6.71%		10,113
Midtown Row Loan (net of discount of $25)	December 1, 2027	Fixed	6.48%		75,975
Midtown Row Mezzanine Loan	December 1, 2027	Fixed	12.00%		17,895	(8)
Spotswood Valley Square Shopping Center Loan (net of discount of $31)	July 6, 2023	Fixed	4.82%		11,849
The Shops at Greenwood Village Loan (net of discount of $94)	October 10, 2028	Prime - 0.35% (9)	4.08%		22,772
					269,474
Unamortized deferred financing costs, net					(1,858)
Total					$267,616
_____________________

(1)
At December 31, 2022, the floating rate loans tied to LIBOR were based on the one-month LIBOR rate of 4.39%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap that capped the prior-LIBOR rate was modified to cap the SOFR rate on this loan at 3.5%. This interest rate cap matured on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%.
(3)
The outstanding balance includes $0.3 million of exit fees as of December 31, 2022.
(4)
The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(5)
The outstanding balance includes approximately $0.3 million of indebtedness as of December 31, 2022, related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading "—Lamont Street Preferred Interest."
(6)
On November 9, 2022, the Company entered into a modification to the Cromwell Field Shopping Center mortgage loan to extend the maturity date to December 31, 2022. In December 2022, the Company refinanced the Cromwell Field Shopping Center mortgage.
(7)
Prior to the refinancing of the Cromwell Field Shopping Center mortgage loan in December 2022, the interest rate on the loan was LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.
(8)
The outstanding balance reflects the fair value of the debt.
(9)
The Company entered into an interest rate swap which fixes the interest rate of the loan at 4.082%.

The following table sets forth our scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2022:

(dollars in thousands)
Year (1)	Amount Due	Percentage of Total
2023	$34,318	12.8%
2024	81,129	30.4%
2025	11,910	4.4%
2026	2,063	0.8%
2027	117,960	44.2%
Thereafter	19,772	7.4%
	$267,152	100.0%

_____________________

(1)
Does not reflect the exercise of any maturity extension options.

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Company exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. On June 29, 2022, the Basis Loan Agreement was amended and restated to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers had entered into an interest rate cap that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap was modified to cap the SOFR rate at 3.50%. The interest rate cap matured on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of December 31, 2022, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

Certain of the Borrowers’ obligations under the Basis Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan.

The Basis Loan Agreement contains certain customary representations and warranties and affirmative negative and restrictive covenants, including certain property related covenants for the properties securing the Basis Term Loan, including a requirement that certain capital improvements be made. The Basis Lender has certain approval rights over amendments or renewals of material leases (as defined in the Basis Loan Agreement) and property management agreements for the properties securing the Basis Term Loan.

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

In addition, if there is a default by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the Borrowers’ cash account in which they collect and retain rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as collateral for the Basis Term Loan.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended December 31, 2022, was approximately 1.44x.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis (the “Preferred Investor”), entered into an amended and restated operating agreement (the "Sub-OP Operating Agreement") of Broad Street BIG First OP, LLC a subsidiary of the Operating Partnership (the "Sub-OP"). Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units (the “Basis Preferred Interest”). On November 23, 2022, the Company redeemed the Basis Preferred Interest in full for approximately $8.5 million with a portion of proceeds from the Preferred Equity Investment.

MVB Loans

In December 2019, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan had a maturity date of December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which was extended to June 27, 2023. On March 22, 2022, we entered into agreements (the "MVB Amendments") that provided for a $2.0 million term loan (the "Second MVB Term Loan"). The Second MVB Term Loan had a maturity date of June 27, 2023. On November 23, 2022, the MVB Term Loan, the Second MVB Term Loan and the MVB Revolver were fully repaid for approximately $6.8 million with a portion of the proceeds from the Preferred Equity Investment.

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood Mergers on May 21, 2021 and June 4, 2021, respectively, Lamont Street contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest (the “Lamont Street Preferred Interest”) in BSV Highlandtown Investors LLC (“BSV Highlandtown”) and BSV Spotswood Investors LLC (“BSV Spotswood”) designated as Class A units.

Lamont Street is entitled to a cumulative annual return of 13.5% (the "Lamont Street Class A Return"), of which 10.0% is paid current and 3.5% is accrued. Lamont Street's interests are to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street's net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statement of operations during the second quarter of 2021. As of December 31, 2022, the remaining Lamont Street Minimum Multiple Amount was approximately $0.3 million.

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

Other Mortgage Indebtedness

As of December 31, 2022 and 2021, we had approximately $180.3 million and $94.9 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage, Greenwood Village mortgage, Lamar Station Plaza West mortgage and the Midtown Row mortgage require the Company to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Highlandtown Village Shopping Center	1.25 to 1.00
Cromwell Field Shopping Center (1)	1.20 to 1.00
Lamar Station Plaza West (2)	1.30 to 1.00
Midtown Row (2)	1.15 to 1.00
Spotswood Valley Square Shopping Center	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

(1)
The debt service coverage ratio testing will commence December 31, 2023 with the following requirements: (i) 1.20 to 1.00 as of December 31, 2023; (ii) 1.55 to 1.00 as of December 31, 2024 and (iii) 1.35 to 1.00 as of December 31, 2025 and for the remaining term of the loan.
(2)
We were not required to perform the debt service coverage ratio at December 31, 2022.

In connection with the closing of the Midtown Row acquisition in November 2022, we entered into a $76.0 million mortgage loan secured by the property, which bears interest of 6.48% and matures on December 1, 2027. Until December 1, 2025, payments made on the loan will be interest-only.

In December 2022, we refinanced the Lamar Station Plaza West mortgage loan. The new loan has a principal capacity of $19.0 million, of which $18.4 million was funded at closing. This loan matures in December 2027, and carries an interest rate of 5.67%. In addition, the Company refinanced the Cromwell Field Shopping Center mortgage loan. The new loan has a principal balance of $15.0 million, of which $10.2 million was funded at closing. This loan matures in December 2027 and carries an interest rate of 6.71%.

As of December 31, 2022, we were in compliance with all of the covenants under our debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, we also entered into a $15.0 million mezzanine loan (the "Fortress Mezzanine Loan") secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan will be paid in cash (the "Current Interest") and a portion of the interest will be capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the "Capitalized Interest" and, together with the Current Interest, the "Mezzanine Loan Interest"). The initial Mezzanine Loan Interest rate is 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with a Qualified Public Offering. However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the previous variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. This interest rate cap matured on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of December 31, 2022 and 2021, the interest rate of the Basis Term Loan was 6.125%.

We also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan.

On October 6, 2021, we entered into an interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 4.082%. Since our derivative instruments are not designated as hedges nor do they meet the criteria for hedge accounting, the fair value is recognized in earnings.

For the year ended December 31, 2022, we recognized a $3.4 million gain as a component of "Derivative fair value adjustment" on the consolidated statement of operations.

Fortress Preferred Equity Investment

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP entered into a Preferred Equity Investment Agreement with the Fortress Member pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for the Fortress Preferred Interest. In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the Portfolio Excluded Properties. The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively.

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of December 31, 2022, the Capitalized Preferred Return was approximately $1.0 million and is reflected within Preferred equity investment in the consolidated balance sheets. For the year ended December 31, 2022, we recognized $0.4 million and $1.1 million of Current Preferred Return and Capitalized Preferred Return, respectively, as a reduction to additional paid-in capital in the consolidated statements of equity.

Upon the closing of a Qualified Public Offering, unless earlier redeemed, the Eagles Sub-OP must redeem the entire Fortress Preferred Interest by payment in cash to the Fortress Member of the full Redemption Amount (as defined below), provided that (i) the Eagles Sub-OP may elect, in its discretion, not to redeem $37.5 million of the Preferred Equity Investment and (ii) $25.0 million of the Preferred Equity Investment (less the amount of the Fortress Mezzanine Loan converted into common stock in connection with such Qualified Public Offering, if any) will be converted to shares of common stock at a price of $2.00 per share, subject to certain adjustments. The Operating Partnership may cause the Eagles Sub-OP to redeem the Fortress Preferred Interest in whole (but not in part), by payment in cash to the Fortress Member of the full Redemption Amount, as long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption. The “Redemption Amount” is equal to the sum of: (i) all outstanding loans advanced to the Eagles Sub-OP by the Fortress Member in accordance with the terms of the Eagles Sub-OP Operating Agreement, together with all accrued and unpaid return on such loans; (ii) the unredeemed balance of the Preferred Equity Investment; (iii) an amount equal to the greater of (x) all accrued and unpaid Preferred Return and (y) a 1.40x minimum multiple on the amount of all loans and capital contributions made by the Fortress Member to the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement, which minimum multiple shall be reduced to 1.30x upon the consummation of a Qualified Public Offering; and (iv) all other payments, fees, costs and expenses due or payable to the Fortress Member under the Eagles Sub-OP Operating Agreement, including a $10.0 million exit fee unless the Redemption Amount is paid upon or following the completion of a Qualified Public Offering.

The Operating Partnership serves as the managing member of the Eagles Sub-OP. However, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement), including, but not limited to (i) the adoption and approval of annual corporate and property budgets, (ii) the amendment, renewal, termination or modification of Material Contracts, leases over 5,000 square feet and certain loan documents, (iii) the liquidation, dissolution, or winding-up of the Eagles Sub-OP, the Company or any of its subsidiaries, (iv) taking actions of bankruptcy or failing to defend an involuntary bankruptcy action of the Eagles Sub-OP, the Company or any of its subsidiaries, (v) effecting any reorganization or recapitalization of the Eagles Sub-OP, the Company or any of its subsidiaries, (vi) declaring or paying distributions on any equity security of the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions, (vii) issuing any equity securities in the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions, (viii) conducting a merger or consolidation of the Eagles Sub-OP, the Company or the Operating Partnership or selling substantially all the assets of the Company and its subsidiaries or the Eagles Sub-OP and its subsidiaries, (ix) amending, terminating or otherwise modifying the loans secured by the properties indirectly owned by the Eagles Sub-OP, subject to certain exceptions, (x) incurring additional indebtedness or making prepayments on indebtedness, subject to certain exceptions; (xi)

acquiring any property outside the ordinary course of business of the Company and (xii) selling any property below the minimum release price for such property.

Under the Eagles Sub-OP Operating Agreement, “Trigger Events” include, but are not limited to, the following: (i) fraud, gross negligence, willful misconduct, criminal acts or intentional misappropriation of funds with respect to a property owned by the Company or any of its subsidiaries; (ii) a Bankruptcy Event with respect to the Company or any of its subsidiaries, except for an involuntary bankruptcy that is dismissed within 90 days of commencement; (iii) a material breach of certain provisions of the Eagles Sub-OP Operating Agreement; (iv) monetary defaults or material non-monetary defaults under the Fortress Mezzanine Loan or the mortgage loans secured by properties owned directly or indirectly by the Eagles Sub-OP (including the Excluded Properties); (v) failure to meet the minimum Total Yield requirements under the Eagles Sub-OP Operating Agreement; (vi) failure to pay the Current Preferred Return (subject to a limited cure period) or failure to make distributions as required by the Eagles Sub-OP Operating Agreement; (vii) the occurrence of a Change of Control; (viii) failure to contribute the Excluded Properties and consummate the related transactions by the applicable outside date; (ix) Mr. Jacoby (A) ceasing to be employed as the chief executive officer of the Company, (B) not being activity involved in the management of the Company or (C) failing to hold an aggregate of at least 3,802,594 shares of common stock and OP units, in each case subject to the Company’s right to appoint a replacement chief executive officer reasonably acceptable to the Fortress Member within 90 days; and (x) material breaches or material defaults of the Company, the Operating Partnership or their subsidiaries under certain other agreements related to the Preferred Equity Investment.

Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP, unless the Trigger Event is in connection with a Bankruptcy Event, in which case the redemption must occur as of the date of such Trigger Event.

Under certain circumstances, including in the event of a Trigger Event or if a Qualified Public Offering has not occurred by November 22, 2027, the Fortress Member has the right (among other rights) to (i) remove the Operating Partnership as the managing member of the Eagles Sub-OP and to serve as the managing member until the Fortress Member is paid the Redemption Amount, (ii) cause the Eagles Sub-OP to sell one or more properties until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount, (iii) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, and (iv) terminate all property management and other service agreements with affiliates of the Company.

The obligations of the Operating Partnership under the Eagles Sub-OP are guaranteed by the Company. In addition, Messrs. Jacoby and Yockey guaranteed the full payment of the Redemption Amount in the event of a bankruptcy event of the Company or its subsidiaries without the consent of the Fortress Member or certain other events that interfere with the rights of the Fortress Member under certain other agreements related to the Preferred Equity Investment.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2022 and 2021.

	For the year ended December 31,
(in thousands)	2022	2021	Change
Cash and cash equivalents and restricted cash at beginning of period	$11,024	$9,983	$1,041
Net cash used in operating activities	(4,101)	(5,586)	1,485
Net cash used in investing activities	(135,491)	(20,235)	(115,256)
Net cash provided by financing activities	145,599	26,862	118,737
Cash and cash equivalents and restricted cash at end of period	$17,031	$11,024	$6,007

Operating Activities- Cash used in operating activities decreased by approximately $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Operating cash flows were primarily impacted by a net decrease in changes in operating assets and liabilities of approximately $1.0 million, of which approximately $2.8 million and $0.4 million is related to the net change in accounts payable and accrued liabilities and receivables due from related parties, respectively. This was partially offset by approximately $1.2 million and $0.9 million related to changes in other assets and accounts receivable, respectively.

Investing Activities- Cash used in investing activities during the year ended December 31, 2022 increased by approximately $114.8 million compared to the year ended December 31, 2021. During 2022, we acquired two properties and a real estate parcel which resulted in an increase in net cash outflow of approximately $112.1 million. In addition, we had an approximately $3.1 million increase in capital expenditures for real estate during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Financing Activities- Cash provided by financing activities for the year ended December 31, 2022 increased by approximately $118.7 million compared to the year ended December 31, 2021. The increase resulted primarily from an increase in net borrowings during 2022 under debt agreements, which includes (i) a $91.0 million increase related to the financing of the Midtown Row acquisition; (ii) an $80.0 million increase related to the Fortress Preferred Equity Investment; (iii) a net increase of $2.9 million related to the refinancing of Lamar Station Plaza West; (iv) a $7.8 million decrease related to the payoff of the Basis Preferred Interest; (v) a net $5.3 million decrease related to the payoff of the MVB Term Loan, MVB Second Term Loan and MVB Revolver; (vi) a net decrease of $3.7 million due to the refinancing of the Cromwell mortgage loan and payoff of the mezzanine loan; and (vii) a $3.5 million decrease related to the payoff of the Lamar Station Plaza East mortgage loan. The net increases in 2022 were offset by net borrowings during 2021, which included (i) a $23.5 million increase related to the Greenwood Village acquisition; (ii) a $3.9 million increase related to the Lamont Street Preferred Interest; (iii) a net increase of $2.8 million related to the refinancing of the Vista Shops mortgage loan; (iv) the $1.0 million Lamont Street Minimum Multiple; (v) the receipt of a second unsecured loan under the PPP Program in the amount of $0.8 million; and (vi) a $1.4 million decrease related to the payoff of the Cromwell land loan. Additionally, debt origination and discount fees increased by approximately $6.3 million during the year ended December 31, 2022 compared to the prior year.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. Substantially all of our leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of our leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations previously described. In addition, our leases for the residential portion of Midtown Row generally have lease terms of 11.5 months or nine months, which we believe reduces our exposure to the effects of inflation, although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases.

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

Shareholders and Board of Directors

Broad Street Realty, Inc.

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Broad Street Realty, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has loans with varying debt maturities through January 2024 for which there can be no guarantee that the Company will be able to refinance or extend the maturity date of the loans. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Purchase Price Allocation

As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2022 the Company completed two significant asset acquisitions for total consideration of $132.6 million. Management allocates the total consideration to the acquired assets and liabilities on a relative fair value basis at the acquisition date. As part of the purchase price allocation, management estimates the fair value of each component for asset acquisitions by using judgments regarding market-based assumptions used in the estimated cash flow projections, including forecasts of future revenue and operating expense growth rates, market lease rates, comparable land values, lease-up periods, capitalization rates, and discount rates.

We identified the allocation of the purchase price related to the two asset acquisitions in 2022 as a critical audit matter. Management applies judgment in selecting market-based assumptions used in the estimated cash flow projections to value the acquired assets, including forecasts of future revenue and operating expense growth rates, market lease rates, comparable land values, lease-up periods, capitalization rates, and discount rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort, including the need for specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of significant assumptions, including revenue and operating expense growth rates, market lease rates, lease-up periods, capitalization rates, discount rates and comparable land values, through benchmarking against third-party industry data.
•
Utilizing personnel with specialized knowledge and skills in valuation methodologies to assist in evaluating the reasonableness of the valuation methodologies and assumptions used in the preparation of the purchase price allocation, including estimated including revenue and operating expense growth rates, market lease rates, lease-up periods, capitalization rates, discount rates and comparable land values.

Preferred Equity Investment Transaction

As described in Note 8 to the consolidated financial statements, on November 22, 2022, the Company, the Operating Partnership and Broad Street Eagles JV LLC entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), pursuant to which the Fortress Member invested $80.0 million (the “Preferred Equity Investment”). The Preferred Equity Investment provides the investor with certain redemption features upon the occurrence of certain events. Broad Street Eagles JV LLC was a newly formed entity and therefore was evaluated under the variable interest entities model.

We identified the assessment of the accounting for the Preferred Equity Investment and the assessment of variable interest entities associated with this transaction as a critical audit matter, due to (i) the complexity in assessing the terms of the agreements and the impact of those terms on the overall accounting for the Preferred Equity Investment and (ii) the judgment in determining whether Broad Street Eagles JV LLC met the definition of a VIE and whether the Company is the primary beneficiary requiring consolidation of Broad Street Eagles JV LLC. Auditing the assessment of the accounting for the Preferred Equity Investment and the assessment of variable interest entities involved especially complex auditor judgment and increased audit effort, including the need for specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:

•
Inspecting the agreements and evaluating the completeness and accuracy of the Company’s technical accounting analysis, and application of the relevant accounting literature.
•
Utilizing personnel with specialized knowledge and skills in complex financial instruments and variable interest entities to assist in evaluating management’s conclusion on the interpretation and application of the relevant accounting literature.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Potomac, Maryland

April 28, 2023

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Real estate properties
Land	$67,225	$49,341
Building and improvements	300,699	171,894
Intangible lease assets	41,228	35,435
Construction in progress	4,231	1,247
Furniture and equipment	1,711	—
Less accumulated depreciation and amortization	(42,047)	(23,683)
Total real estate properties, net	373,047	234,234

Cash and cash equivalents	12,356	2,786
Restricted cash	4,675	8,238
Tenant and accounts receivable, net of allowance of $165 and $75, respectively	1,874	1,812
Other assets, net	10,334	4,599
Total Assets	$402,286	$251,669

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $17,895 and $0, respectively, at fair value under the fair value option)	$267,616	$178,982
Accounts payable and accrued liabilities	15,411	11,384
Unamortized intangible lease liabilities, net	1,553	2,729
Payables due to related parties	44	626
Deferred tax liabilities, net	3,968	8,964
Deferred revenue	1,252	860
Total liabilities	289,844	203,545

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	73,697	—

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,256,974 and 31,873,428 issued and outstanding at December 31, 2022 and 2021, respectively	323	319
Additional paid in capital	72,097	70,022
Accumulated deficit	(33,294)	(19,543)
Accumulated other comprehensive income	56	—
Total Broad Street Realty, Inc. stockholders' equity	39,182	50,798
Noncontrolling interest	(437)	(2,674)
Total permanent equity	38,745	48,124
Total Liabilities, Temporary Equity and Permanent Equity	$402,286	$251,669

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021
Revenues
Rental income	$29,871	$21,408
Commissions	2,523	2,836
Management and other income	557	1,105
Total revenues	32,951	25,349
Operating Expenses
Cost of services	1,917	1,824
Depreciation and amortization	17,436	12,501
Property operating	8,672	5,694
Bad debt expense	235	34
General and administrative	13,513	11,360
Total operating expenses	41,773	31,413
Operating loss	(8,822)	(6,064)

Other income (expense)
Net interest and other income (expense)	26	(33)
Derivative fair value adjustment	2,638	353
Net loss on fair value change on debt held under the fair value option	(3,151)	—
Interest expense	(12,710)	(9,961)
(Loss) gain on extinguishment of debt	(59)	1,528
Other expense	(52)	(100)
Total other expense	(13,308)	(8,213)

Income tax benefit	5,857	3,533
Net loss	$(16,273)	$(10,744)
Less: Preferred equity return on Fortress preferred equity	(1,492)	—
Less: Preferred OP units return	(48)	—
Plus: Net loss attributable to noncontrolling interest	2,522	1,236
Net loss attributable to common stockholders	$(15,291)	$(9,508)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.47)	$(0.35)

Weighted average shares outstanding
Basic and diluted	32,378,526	26,928,510

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2022	2021
Net loss	$(16,273)	$(10,744)
Other comprehensive income:
Change in fair value due to credit risk on debt held under the fair value option	56	—
Total other comprehensive income	56	—
Comprehensive loss	$(16,217)	$(10,744)

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at December 31, 2020	500	$—	22,624,679	$225	$54,622	$(10,035)	$—	$(1,328)	$43,484
Issuance of Common Stock	—	—	9,119,794	91	14,813	—	—	(110)	14,794
Grants of restricted stock	—	—	148,657	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(7,785)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(11,917)	—	(33)	—	—	—	(33)
Issuance of warrants	—	—	—	—	22	—	—	—	22
Stock-based compensation	—	—	—	3	639	—	—	—	642
Tax effect of change in ownership percentage of OP	—	—	—	—	(41)	—	—	—	(41)
Net loss	—	—	—	—	—	(9,508)	—	(1,236)	(10,744)
Balance at December 31, 2021	500	—	31,873,428	319	70,022	(19,543)	—	(2,674)	48,124
Issuance of Common Stock	—	—	96,170	2	294	—	—	(296)	—
Grants of restricted stock	—	—	138,262	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	(21,987)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,307)	—	(5)	—	—	—	(5)
Issuance of warrants	—	—	—	—	2,397	—	—	—	2,397
Stock-based compensation	—	—	175,408	2	1,935	—	—	—	1,937
Tax effect of change in ownership percentage of OP	—	—	—	—	(1,006)	—	—	—	(1,006)
Issuance of common OP units	—	—	—	—	—	—	—	807	807
Issuance of preferred OP units	—	—	—	—	—	—	—	4,220	4,220
Preferred equity return on Fortress preferred equity investment	—	—	—	—	(1,492)	—	—	—	(1,492)
Preferred OP units return	—	—	—	—	(48)	—	—	28	(20)
Other comprehensive income	—	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	(13,751)	—	(2,522)	(16,273)
Balance at December 31, 2022	500	$—	32,256,974	$323	$72,097	$(33,294)	$56	$(437)	$38,745

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(16,273)	$(10,744)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income tax benefit	(5,857)	(3,533)
Depreciation and amortization	18,559	13,343
Minimum return on basis preferred interest	(1,112)	(335)
Loss (gain) on extinguishment of debt	59	(1,528)
Straight-line rent receivable	(945)	(512)
Straight-line rent liability	(35)	(29)
Stock-based compensation	1,937	642
Change in fair value of derivatives	(2,638)	(353)
Change in fair value on debt held under the fair value option	3,151	—
Bad debt expense	235	34
Write-off of pre-acquisition costs	—	73
Write-off of related party receivables	8	—
Changes in operating assets and liabilities
Accounts receivable	(110)	822
Other assets	(838)	221
Receivables due from related parties	201	(185)
Accounts payable and accrued liabilities	(786)	(3,545)
Payables due to related parties	6	(14)
Deferred revenues	337	57
Net cash used in operating activities	(4,101)	(5,586)
Cash flows from investing activities
Acquisitions of real estate, net of cash and restricted cash received	(129,534)	(16,945)
Capitalized pre-acquisition costs, net of refunds	197	(196)
Capital expenditures for real estate	(6,154)	(3,094)
Net cash used in investing activities	(135,491)	(20,235)
Cash flows from financing activities
Borrowings under debt agreements	121,601	41,461
Preferred equity investment	80,000	—
Repayments under debt agreements	(49,995)	(14,221)
Taxes remitted upon vesting of restricted stock	(5)	(33)
Distributions to preferred noncontrolling interests	(20)	—
Preferred equity return on preferred equity investment	(100)	—
Debt and temporary equity origination and discount fees	(7,382)	(1,123)
Proceeds from related parties	1,917	1,301
Payments to related parties	(417)	(523)
Net cash provided by financing activities	145,599	26,862
Increase in cash, cash equivalents, and restricted cash	6,007	1,041
Cash, cash equivalents and restricted cash at beginning of period	11,024	9,983
Cash, cash equivalents and restricted cash at end of period	$17,031	$11,024

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Year Ended December 31,
	2022	2021
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$12,356	$2,786
Restricted cash	4,675	8,238
Cash, cash equivalents and restricted cash at end of period	$17,031	$11,024
Supplemental Cash Flow Information
Interest paid	$11,297	$8,473
Taxes paid (refunded), net	32	(159)
Supplemental disclosure of non-cash investing and financing activities
Forgiveness of Paycheck Protection Program loan	—	1,530
Acquisition of real estate	(20,884)	(46,406)
Common shares issued in Mergers	—	14,892
Common OP units issued in acquisitions	807	—
Preferred OP units issued in acquisition	4,220	—
Debt assumed in Mergers	15,466	31,514
Warrants issued in acquisition	391	—
Warrants issued with Preferred Equity Investment and Mezzanine Loan	2,006	—
Capitalized Preferred Return	(1,047)	—
Accrued Current Preferred Return	(445)	—
Accrued acquisition costs	46	870
Accrued offering costs	—	457
Accrued pre-acquisition costs	2	4
Accrued capital expenditures for real estate	1,254	229

The accompanying notes are an integral part of these consolidated financial statements.

Broad Street Realty, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast, and Colorado markets. As of December 31, 2022, the Company had gross real estate assets of $410.1 million (gross real estate properties less gross real estate intangibles liabilities) in 17 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

(in thousands)
Property Name	City/State	Total Gross Real Estate Assets at December 31, 2022
Avondale Shops	Washington, D.C.	$8,422
Brookhill Azalea Shopping Center	Richmond, VA	17,374
Cromwell Field Shopping Center	Glen Burnie, MD	18,229
Coral Hills Shopping Center	Capitol Heights, MD	16,502
Crestview Square Shopping Center	Landover Hills, MD	18,653
Dekalb Plaza	East Norriton, PA	27,200
The Shops at Greenwood Village	Greenwood Village, CO	32,011
Highlandtown Village Shopping Center	Baltimore, MD	7,349
Hollinswood Shopping Center	Baltimore, MD	24,910
Lamar Station Plaza East	Lakewood, CO	8,658
Lamar Station Plaza West	Lakewood, CO	22,834
Midtown Colonial	Williamsburg, VA	17,705
Midtown Lamonticello	Williamsburg, VA	16,043
Midtown Row	Williamsburg, VA	125,383
Spotswood Valley Square Shopping Center	Harrisonburg, VA	14,400
Vista Shops at Golden Mile	Fredrick, MD	14,693
West Broad Commons Shopping Center	Richmond, VA	19,736
		$410,102

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of December 31, 2022, the Company owned 85.3% of the Class A common units of limited partnership interest in its Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in its Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

Merger with MedAmerica Properties Inc.

On May 28, 2019, MedAmerica Properties Inc. and certain of its subsidiaries (“MedAmerica”) entered into 19 separate agreements and plans of merger (collectively, the “Merger Agreements”) with each of Broad Street Realty, LLC (“BSR”), Broad Street Ventures, LLC (“BSV”) and each of the separate 17 separate entities (collectively with BSR and BSV, the “Broad Street Entities”) that owned the properties acquired by the Company in the Initial Mergers (as defined below) and the additional Mergers (as defined below). The Merger Agreements relate to a series of 19 mergers (“Mergers”) whereby BSR, BSV and each other Broad Street Entity became subsidiaries of the Company.

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

On November 23, 2022, the Company completed the last Merger whereby it acquired Lamar Station Plaza West. The Company terminated the merger agreement related to the Cypress Point property due to the performance of the property.

As consideration for the Mergers, the Company issued an aggregate 28,744,641 shares of common stock and 3,401,433 Common OP units to prior investors in the Broad Street Entities. In addition, certain prior investors in the Broad Street Entities received an aggregate of approximately $1.9 million in cash as a portion of the consideration for the Mergers.

Liquidity, Management’s Plans and Going Concern

The Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company. The Company’s projected operating model reflects sufficient cash flow to cover its obligations over the next twelve months, except as noted below.

The Company’s financing is generally comprised of mortgage loans secured by the Company’s properties that typically mature within three to five years of origination. The Company is currently in contact with lenders and brokers in the marketplace to restructure the Company’s debt.

Specifically, as of December 31, 2022, the Company has three mortgage loans on three properties with a combined principal balance outstanding of approximately $28.6 million that mature within twelve months of the date that these financial statements are issued. The Company projects that it will not have sufficient cash available to pay off the mortgage loans upon maturity and is currently seeking to refinance the loans prior to maturity in May 2023, June 2023 and July 2023. There can be no assurances that the Company will be successful in its efforts to refinance the mortgage loans on favorable terms or at all. If the Company is unable to refinance these mortgage loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, the Company would not have any further financial obligations to the lenders as the values of these properties are in excess of the outstanding loan balances.

The Lamont Street Preferred Interest (as defined below) has an outstanding balance of $4.2 million as of December 31, 2022 and must be redeemed on or before September 30, 2023. The Lamont Street Redemption Date (as defined below) can be extended by the Company to September 30, 2024 and September 30, 2025, in each case subject to certain conditions and approval by Lamont Street (as defined below). There can be no assurance that the Company will be successful in exercising these extension options or refinancing the Lamont Street Preferred Interest prior to the Lamont Street Redemption Date. If the Company is unable to extend or refinance the Lamont Street Preferred Interest prior to the redemption date, Lamont Street (as defined below) may remove the Operating Partnership as the manager of the BSV Highlandtown and BSV Spotswood (each as defined below).

In addition, the Basis Term Loan (as defined below), has an outstanding balance of $66.9 million and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions, including a material adverse change clause, and approval by the lender. The Company exercised one of the one-year extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans or preferred equity. There can be no assurances, however, that the Company will be successful in exercising the remaining extension option or refinancing the Basis Term Loan prior to its maturity. If the Company is unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan.

If the Company fails to refinance the Basis Term Loan and the mortgage loans secured by Highlandtown Shopping Center and Spotswood Valley Square Shopping Center, redeem the Lamont Street Preferred Interest and contribute the applicable properties by the applicable outside dates (as described below), it would be considered a Trigger Event (as defined below) under the Eagles Sub-OP Operating Agreement (as defined below). See Note 8 below.

Management is in discussions with various lenders to extend or refinance its debt prior to maturity, including the Basis Term Loan and the Lamont Street Preferred Interest. However, there is no assurance that the Company will be able to extend or refinance such debt, which creates substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company's access to capital depends upon a number of factors over which the Company has little or no control, including general market conditions, the market's perception of the Company's current and potential future earnings and cash distributions, the Company's current debt levels and the market price of the shares of the Company's common stock. Although the Company's common stock is quoted on the OTCQX Best Market, an over-the-counter stock market, there is a very limited trading market for the Company's common stock, and if a more active trading market is not developed and sustained, the Company will be limited in its ability to issue equity to fund its capital needs. If the Company cannot obtain capital from third-party sources, the Company may not be able to meet the capital and operating needs of its properties, satisfy its debt service obligations or pay dividends to its stockholders.

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the

Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of December 31, 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2022.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interest under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company consolidates the Operating Partnership, the Sub-OP (as defined in Note 6 under the heading “—Basis Preferred Interest”), BSV Highlandtown (as defined in Note 6 under the heading “—Lamont Street Preferred Interest”), BSV Spotswood (as defined in Note 6 under the heading “—Lamont Street Preferred Interest”), and the Eagles Sub-OP (as defined in Note 8), VIEs in which the Company is considered the primary beneficiary.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The majority of the Company’s cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date on invested cash. As of December 31, 2022, the Company had no cash equivalents.

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

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of the renewal. In addition to fixed base rents, certain rental income derived from the Company's tenant leases is variable and may be dependent on percentage rent. Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant’s lease and will vary based on the tenant's sales. Variable lease payments consisted of percentage rent and tenant expense reimbursements of operating expenses, common area maintenance expenses, real estate taxes and insurance of the respective properties amounted to $6.9 million and $4.9 million for the years ended December 31, 2022 and 2021, respectively. These amounts have been included in rental income on the consolidated statements of operations.

Leasing Commissions: The Company earns leasing commissions as a result of providing strategic advice and connecting tenants to property owners in the leasing of retail space. The Company records commission revenue on real estate leases at the point in time when the performance obligation is satisfied, which is generally upon lease execution. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). The Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The Company accounts for leasing commissions under ASC Topic 606, Revenue from Contracts with Customers.

Property and Asset Management Fees: The Company provides real estate management services for owners of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts or some other variable metric.

When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. The control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on net loss or cash flows. The Company accounts for property and asset management fees under ASC Topic 606, Revenue from Contracts with Customers.

Engineering Services: The Company provides engineering services to property owners on an as needed basis at the properties where the Company is the property or asset manager. The Company receives consideration at agreed upon fixed rates for the time incurred plus a reimbursement for costs incurred and revenue is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company accounts for performance obligations using the right to invoice practical expedient. The Company applies the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contract. Under this practical expedient, the

Company recognizes revenue in an amount that corresponds directly with the value to the customer of performance completed to date and for which there is a right to invoice the customer. Engineering services fees are included in Management and other income on the consolidated statements of operations. The Company accounts for engineering services under ASC Topic 606, Revenue from Contracts with Customers.

Development Services: The Company provides construction-related services ranging from general contracting to project management for owners and occupiers of real estate. Depending on the terms of the engagement, the Company’s performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. The Company’s obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, the Company recognizes revenue over time, generally using input measures (e.g., to-date costs incurred relative to total estimated costs at completion). Typically, the Company is entitled to consideration at distinct milestones over the term of an engagement. The Company may receive variable consideration which can include, but is not limited to, a fee paid upon return of an investor’s original investment in a project. The Company assesses variable consideration on a contract-by-contract basis, and when appropriate, recognizes revenue based on its assessment of the outcome and historical results. The Company recognizes revenue related to variable consideration if it is deemed probable there will not be a significant reversal in the future. Development services fees are included in management and other fee income on the consolidated statements of operations. The Company accounts for development services under ASC Topic 606, Revenue from Contracts with Customers.

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

Contract Assets and Contract Liabilities

Contract assets include amounts recognized as revenue for which the Company is not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2022 and 2021, the Company did not have any contract assets.

Contract liabilities include advance payments related to performance obligations that have not yet been satisfied and are included in deferred revenue on its consolidated balance sheets. The Company recognizes the contract liability as revenue once it has transferred control of service to the customer and all revenue recognition criteria are met. As of December 31, 2022 and 2021, the Company had approximately $0.2 million of contract liabilities and de minimis contract liabilities, respectively.

Accounts Receivable Under Contracts with Customers

The Company records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with customers. Additionally, the Company records other receivables, included in Other assets, net on the consolidated balance sheets, which represents commission advances to employees. Further, the Company records receivables from affiliated properties. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates our allowance for doubtful accounts for specific accounts and other receivable balances based on historical collection trends, the age of the outstanding accounts and other receivables and existing economic conditions associated with the receivables. Past-due accounts receivable balances are written off to bad debt expense when the Company’s internal collection efforts have been unsuccessful or the advance has been forgiven. As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between its transfer of a promised service to a customer and when the customer pays for that service will be one year or less. The Company does not typically include extended payment terms in its contracts with customers. As of December 31, 2022 and 2021, the Company had approximately $2.1 million and $0.9 million, respectively, of accounts receivable under contracts with customers. At December 31, 2021, the Company recorded an allowance of $0.1 million against the receivable. There was no allowance at December 31, 2022.

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

The Company assesses the probability of collecting substantially all payments under the Company’s leases based on several factors, including, among other things, payment history of the lessee, the financial strength of the lessee and any guarantors, historical operations and operating trends and current and future economic conditions and expectations of performance. If the Company’s evaluation of these factors indicates it is probable that the Company will be unable to collect substantially all rents, the Company recognizes a charge to rental income and recognizes income when cash is collected. If the Company changes its conclusion regarding the probability of collecting rent payments required by a lessee, the Company may recognize an adjustment to rental income in the period the Company makes a change to its prior conclusion.

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

The Company records above-market and below-market lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding acquired leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market acquired leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2022 and 2021, the Company had above-market leases with a gross value of approximately $5.2 million and $4.8 million, respectively, included in intangible lease assets on the consolidated balance sheets and below-market lease liabilities with a gross value of approximately $5.0 million and $4.8 million, respectively, included in unamortized intangible lease liabilities, net on the consolidated balance sheets.

In-place lease intangibles are valued considering factors such as an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on evaluation of current market demand. The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense. As of December 31, 2022 and 2021, the Company had in-place leases with a gross value of approximately $36.1 million and $30.6 million, respectively, included in intangible lease assets on the consolidated balance sheets.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	12.5 to 49 years
Improvements	5 to 15 years
Lease intangibles and tenant improvements	Less than 1 month to 19 years
Furniture and equipment	3 to 7 years

Asset Impairment- Real Estate Properties

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the property are less than its carrying amount. Management assesses if there are triggering events including macroeconomic conditions, loss of an anchor tenant, changes in occupancy, and the ability to re-tenant the space, nature or real estate properties, significant and persistent delinquencies, operating and collections performance compared to historical data and government-mandated compliance with an adverse effect to the Company's cost basis or operating costs. If management concludes triggering events are present for any property, management then assesses the recoverability of the individual property’s carrying value. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the property. If the analysis indicates that the carrying value of a property is not recoverable from its estimated undiscounted future cash flows, an impairment loss is recognized. Impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used and carrying amount over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property and the criteria are met for the property to be classified as held-for-sale. In determining the fair value, the Company uses current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of future cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and estimated net operating income. Subsequent changes in estimated cash flows could affect the determination of whether an impairment exists. In 2022 and 2021, the Company did not record any impairment and no properties were reclassified as held for sale at December 31, 2022 and 2021.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. The Company recognizes interest and penalties associated with uncertain tax positions as part of income tax expense. Generally, for federal and state purposes, the Company's 2019 through 2022 tax years remain open for examination by tax authorities.

Deferred Costs

Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering. Following the issuance, these offering costs are reclassified to the equity section of the balance sheet as a reduction of proceeds raised. Additionally, deferred costs include costs incurred prior to the completion of asset acquisitions which, upon completion of the acquisition, are allocated to the various components of the acquisition based upon the relative fair value of each component. The Company will also incur costs relating to any new financing. These costs are deferred and netted against the proceeds.

The Company incurs leasing commission costs relating to new leases. Leasing commission costs over $5,000 are deferred and amortized over the life of the lease as depreciation and amortization on the Company's consolidated statements of operations.

Stock-Based Compensation

The fair value of stock-based awards is calculated on the date of grant. Stock based compensation for restricted stock awards is measured based on the closing stock price of the Company’s common stock on the date of grant. We recognize compensation expense for awards with performance conditions based on an estimate of shares expected to vest using the closing price of the Company’s common stock as of the grant date. The Company amortizes the stock-based compensation expense on a straight-line basis over the period that the awards are expected to vest, net of any forfeitures. Forfeitures of stock-based awards are recognized as they occur.

Fair Value Measurement and the Fair Value Option ("FVO")

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow models. For the years ended December 31, 2022 and 2021, the Company has recorded all acquisitions based on estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy).

The Company may choose to elect the FVO for certain eligible financial instruments, such as the Fortress Mezzanine Loan (as defined below), in order to simplify the accounting treatment. Items for which the FVO has been elected are presented at fair value in the consolidated balance sheets and any change in fair value unrelated to credit risk is recorded in net gains (losses) on debt in the consolidated statements of operations. Changes in fair value related to credit risk is recognized in other comprehensive income.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2022 and 2021, the Company recognized approximately $2.6 million and $0.4 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

Accounting Guidance

Adoption of Accounting Standards

In December 2019, FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Reference rate reform has not had a material impact on any of the Company's existing contracts. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by Topic 848 as they occur, but the Company expects their application will not have a material effect on its consolidated financial statements.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 740-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, that simplifies the accounting for convertible instruments and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance also provides clarifications to improve the consistency of earnings per share calculations and requires new disclosures regarding convertible instruments. The Company early adopted this guidance on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies ASC 606, Revenue from Contracts with Customers, to recognize and measure contract asset and liabilities on the acquisition date. ASC 805 generally requires the acquirer in a business combination to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. This guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023, with early adoption permitted. The Company early adopted this guidance on January 1, 2022. The adoption of this guidance did not impact the Company's consolidated financial statements and related disclosures as it currently treats its property acquisitions as asset acquisitions.

Issued Accounting Standards Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. The ASU also requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This ASU is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3 – Real Estate

2022 Real Estate Acquisitions

On November 23, 2022, the Company completed the acquisition of the mixed-use property known as Midtown Row. As consideration for Midtown Row, the Company paid $118.7 million in cash and the Operating Partnership issued 448,180 Common OP units and 1,842,917 Preferred OP units. The cash portion of the purchase price was funded with proceeds generated from a $76.0 million mortgage loan secured by the property, a $15.0 million mezzanine loan and $28.4 million from the Fortress Preferred Equity Investment (as defined below). The Company incurred approximately $1.4 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition.

In addition, on November 23, 2022, the Company completed the Merger to acquire Lamar Station Plaza West. Total consideration for the property included the issuance of 573,529 Common OP units and the repayment of approximately $7.8 million bonds and loans held by Lamont Street Partners, LLC (“Lamont Street”). In connection with the Merger, the Company incurred approximately $0.3 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition. The Company also assumed the $15.5 million mortgage loan secured by the property and issued Lamont Street warrants to purchase 500,000 shares of the Company's common stock.

The following table provides additional information regarding total consideration for the properties acquired during 2022.

(in thousands)
Cash paid to prior owners using Preferred Equity Investment	$28,426
Cash paid to prior owners	450
Fair value of Common OP units issued	807
Fair value of Preferred OP units issued	4,220
Fair value of warrants issued	391
Prior owner debt paid off at closing using Preferred Equity Investment	7,759
Cash paid to prior owners using net proceeds from mortgage and mezzanine debt	89,750
Transaction costs	1,750
Cash acquired in acquisition	(943)
Total Cost of Acquisition	$132,610

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the properties acquired during 2022.

(in thousands)
Land	$16,734
Building	116,908
Building and site improvements	6,459
Intangible lease assets	5,939
Furniture and equipment	1,681
Total real estate assets acquired	147,721
Other assets	3,645
Total assets acquired	151,366
Accounts payable and accrued liabilities	(3,077)
Intangible lease liabilities	(213)
Assumed mortgage indebtedness	(15,466)
Total liabilities assumed	(18,756)
Assets acquired net of liabilities assumed	$132,610

On February 8, 2022, the Company entered into a purchase and sale agreement (the “Initial Colfax Agreement”) to acquire a parcel for a purchase price of $2.5 million in cash. On July 1, 2022, the Initial Colfax Agreement automatically terminated in accordance with its terms as a result of the closing not occurring by June 30, 2022. In connection with the termination of the Initial Colfax Agreement, the Company forfeited its $0.3 million deposit. During the year ended December 31, 2022, the Company recognized approximately $0.3 million of real estate related acquisition costs within general and administrative in its consolidated statements of operations related to the forfeiture of the deposit.

On September 29, 2022, the Company entered into a second purchase and sale agreement (the “Second Colfax Agreement”) to acquire the above land parcel for $2.3 million in cash (the “Colfax Parcel Acquisition”). Pursuant to the Second Colfax Agreement, the Company made a deposit of $0.1 million in October 2022. On November 23, 2022, the Company completed the Colfax Parcel Acquisition and recorded approximately $0.1 million of transaction costs that were capitalized since the transaction was accounted for as an asset acquisition.

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

The following table provides additional information regarding the total consideration for the properties acquired during 2021.

(in thousands)
Cash paid to prior owners	$961
Value of common shares issued	14,892
Prior owner debt and preferred equity paid off at closing	20,649
Settlement of notes payable owed to properties	(700)
Transaction costs	1,323
Cash acquired in acquisitions	(1,743)
Total Cost of Acquisitions	$35,382

The following table reflects the relative fair value of assets acquired and liabilities assumed related to the properties acquired by the Company during 2021.

(in thousands)
Land	$10,884
Building	33,889
Building and site improvements	10,001
Intangible lease assets	14,816
Total real estate assets acquired	69,590
Other assets	3,977
Total assets acquired	73,567
Accounts payable and accrued expenses	(4,674)
Intangible lease liabilities	(1,502)
Deferred tax liabilities	(495)
Assumed mortgage and other indebtedness	(31,514)
Total liabilities assumed	(38,185)
Assets acquired net of liabilities assumed	$35,382

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of December 31, 2022 and 2021.

(in thousands)	December 31, 2022	December 31, 2021
Assets:
Above-market leases	$5,150	$4,792
Above-market leases accumulated amortization	(2,199)	(1,210)
In-place leases	36,078	30,643
In-place leases accumulated amortization	(18,251)	(10,368)
Total net real estate intangible assets	$20,778	$23,857

Liabilities
Below-market leases	4,992	4,792
Below-market leases accumulated amortization	(3,439)	(2,063)
Total net real estate intangible liabilities	$1,553	$2,729

For the years ended December 31, 2022 and 2021, the Company recognized amortization related to in-place leases of approximately $7.9 million and $5.5 million, respectively, and net amortization related to above-market leases and below-market leases for each of the years ended December 31, 2022 and 2021 of approximately $(0.4) million in its consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of December 31, 2022.

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
2023	$6,980	$923	$(708)	$7,195
2024	3,636	703	(457)	3,882
2025	2,507	541	(200)	2,848
2026	1,751	313	(115)	1,949
2027	1,175	215	(58)	1,332
Thereafter	1,778	256	(15)	2,019
Total	$17,827	$2,951	$(1,553)	$19,225

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of December 31, 2022, the weighted average remaining amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 3.1 years, 3.8 years and 1.7 years, respectively.

Note 5 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2022 and 2021 are detailed in the table below.

(in thousands)	December 31, 2022	December 31, 2021
Prepaid assets and deposits	$1,722	$1,619
Leasing commission costs	805	89
Right-of-use assets, net	695	852
Straight-line rent receivable	2,343	1,398
Pre-acquisition costs	8	280
Other receivables, net of allowance of $0 and $75	101	82
Corporate property, net	64	68
Receivables from related parties	1,170	208
Derivative assets	3,426	3
Total	$10,334	$4,599

Receivables due from related parties as of December 31, 2022 and 2021, respectively, are described further in Note 16 “Related Party Transactions.”

Note 6 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance as of December 31, 2022 and 2021:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	December 31, 2022		December 31, 2021
Basis Term Loan (net of discount of $79 and $373, respectively)	January 1, 2024	Floating (2)	6.125%	$67,086	(3)	$66,811
Basis Preferred Interest (net of discount of $0 and $75, respectively) (4)	January 1, 2023 (5)	Fixed	14.00% (6)	—		8,560
MVB Term Loan	June 27, 2023 (7)	Fixed	6.75%	—		3,934
MVB Revolver	June 27, 2023 (7)	Floating (8)	7.75%	—		1,404
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (9)	4.06%	12,760		13,070
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,985		3,097
Vista Shops at Golden Mile Loan (net of discount of $12 and $39, respectively) (10)	June 24, 2023	Fixed	3.83%	11,478		11,661
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	7.14%	8,762		9,034
Lamar Station Plaza East Loan (net of discount of $0 and $8, respectively)	October 17, 2022 (11)	WSJ Prime (12)	6.14%	—		3,507
Lamar Station Plaza West Loan (net of discount of $95 and $0, respectively)	December 10, 2027	Fixed	5.67%	18,317		—
Lamont Street Preferred Interest (net of discount of $29 and $67, respectively) (13)	September 30, 2023	Fixed	13.50%	4,241		4,498
Highlandtown Village Shopping Center Loan (net of discount of $14 and $46, respectively)	May 6, 2023	Fixed	4.13%	5,241		5,364
Cromwell Field Shopping Center Loan (net of discount of $77 and $144, respectively)	December 22, 2027 (14)	Fixed (15)	6.71%	10,113		12,249
Cromwell Field Shopping Center Mezzanine Loan (net of discount of $0 and $18, respectively)	December 31, 2022 (14), (16)	Fixed	10.00%	—		1,512
Midtown Row Loan (net of discount of $25 and $0, respectively)	December 1, 2027	Fixed	6.48%	75,975		—
Midtown Row Mezzanine Loan	December 1, 2027	Fixed	12.00%	17,895	(17)	—
Spotswood Valley Square Shopping Center Loan (net of discount of $31 and $94, respectively)	July 6, 2023	Fixed	4.82%	11,849		12,100
The Shops at Greenwood Village (net of discount of $94 and $114, respectively)	October 10, 2028	Prime - 0.35% (18)	4.08%	22,772		23,296
				$269,474		$180,097
Unamortized deferred financing costs, net				(1,858)		(1,115)
Total Mortgage and Other Indebtedness				$267,616		$178,982

(1)
At December 31, 2022, the floating rate loans tied to LIBOR were based on the one-month LIBOR rate of 4.39%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR (as defined below) plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap that capped the prior-LIBOR rate was modified to cap the SOFR rate on this loan at 3.5%. This interest rate cap matured on January 1, 2023. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%.
(3)
The outstanding balance includes $0.3 million of exit fees as of December 31, 2022.
(4)
The outstanding balance included approximately $0.8 million of indebtedness as of December 31, 2021 related to the Minimum Multiple Amount (as defined below) owed to the Preferred Investor as described below under the heading “—Basis Preferred Interest.” The Basis Preferred Interest was repaid on November 23, 2022 with proceeds from the Preferred Equity Investment.
(5)
If the Basis Term Loan was paid in full earlier than its maturity date, the Basis Preferred Interest in the Sub-OP (as defined below) would have matured at that time.
(6)
In June 2020, the Preferred Investor made additional capital contributions of approximately $2.9 million as described below under the heading “—Basis Preferred Interest” of which approximately $0.9 million was outstanding at December 31, 2021. The Preferred Investor was entitled to a cumulative annual return of 13.0% on the additional contributions.
(7)
In March 2022, the Company entered into a six-month extension on the MVB Term Loan and the MVB Revolver (each as defined below) as described under the heading "—MVB Loans." The Company repaid the MVB Term Loan and MVB Revolver on November 23, 2022 with proceeds from the Preferred Equity Investment.
(8)
The interest rate on the MVB Revolver was the greater of (i) prime rate plus 1.5% and (ii) 6.75%.

(9)
The Company has entered into an interest rate swap which fixes the interest rate of the loan at 4.06%.
(10)
The Company completed the refinance of this loan in March 2021 as described below under the heading “—Mortgage Indebtedness.” The prior loan matured on January 25, 2021 and carried an interest rate of LIBOR plus 2.5% per annum.
(11)
In August 2022, the Company entered into a modification to the Lamar Station Plaza East loan to extend the maturity date to October 17, 2022, effective July 17, 2022, as described below under the heading "—Mortgage Indebtedness". The Lamar Station Plaza East loan was repaid on November 23, 2022 with proceeds from the Preferred Equity Investment.
(12)
As a result of the loan modification the Company entered into in August 2022, the interest rate on the Lamar Station Plaza East loan was the Wall Street Journal Prime Rate, effective July 17, 2022.
(13)
The outstanding balances include approximately $0.3 million and $0.6 million of indebtedness as of December 31, 2022 and 2021, respectively, related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading "—Lamont Street Preferred Interest."
(14)
On November 9, 2022, the Company entered into a modification to the Cromwell Field Shopping Center mortgage and mezzanine loans to extend the maturity dates to December 31, 2022. In December 2022, the Company refinanced the Cromwell Field Shopping Center mortgage.
(15)
Prior to the refinancing of the Cromwell Field Shopping Center mortgage loan in December 2022, the interest rate on the loan was LIBOR plus 5.40% per annum with a minimum LIBOR rate of 0.50%.
(16)
On December 2022, the Company repaid the Cromwell Field Shopping Center Mezzanine loan.
(17)
The outstanding balance reflects the fair value of the debt.
(18)
The Company entered into an interest rate swap which fixes the interest rate of this loan at 4.082%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Company exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers entered into an interest rate cap that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap was modified to cap the SOFR rate at 3.50%. The interest rate cap matured on January 1, 2023. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of December 31, 2022, the interest rate of the Basis Term Loan was 6.125% and the outstanding balance was $66.9 million.

Certain of the Borrowers’ obligations under the Basis Loan Agreement are guaranteed by the Company and by Michael Z. Jacoby, the Company’s chairman and chief executive officer, and Thomas M. Yockey, a director of the Company. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan.

The Basis Loan Agreement contains certain customary representations and warranties and affirmative negative and restrictive covenants, including certain property related covenants for the properties securing the Basis Term Loan, including a requirement that certain capital improvements be made. The Basis Lender has certain approval rights over amendments or renewals of material leases (as defined in the Basis Loan Agreement) and property management agreements for the properties securing the Basis Term Loan.

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

In addition, if there is a default by Mr. Jacoby under a certain personal loan as long as he has pledged OP units as collateral for such loan, and such default has not been waived or cured, then the Basis Lender will have the right to sweep the Borrowers’ cash account in which they collect and retain rental payments from the properties securing the Basis Term Loan on a daily basis in order for the Basis Lender to create a cash reserve that will serve as collateral for the Basis Term Loan.

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The Company was in compliance with the debt service coverage calculation for the twelve months ended December 31, 2022.

Basis Preferred Interest

In December 2019, the Operating Partnership and Big BSP Investments, LLC, a subsidiary of a real estate fund managed by Basis (the “Preferred Investor”), entered into an amended and restated operating agreement (the “Sub-OP Operating Agreement”) of Broad Street BIG First OP, LLC (the “Sub-OP”), a subsidiary of the Operating Partnership. Pursuant to the Sub-OP Operating Agreement, among other things, the Preferred Investor committed to make an investment of up to $10.7 million in the Sub-OP, of which $6.9 million had been funded, in exchange for a 1.0% membership interest in the Sub-OP designated as Class A units (the “Basis Preferred Interest”).

Pursuant to the Sub-OP Operating Agreement, the Preferred Investor was entitled to a cumulative annual return of 14.0% on its initial capital contribution (the “Class A Return”), and the Preferred Investor was entitled to a 20% return (the “Enhanced Class A Return”) on any capital contribution made to the Sub-OP in excess of the $10.7 million commitment. The Preferred Investor’s interests were required to be redeemed on or before the earlier of: (i) January 1, 2023 and (ii) the date on which the Basis Term Loan was paid in full (the “Redemption Date”). The Redemption Date was able to be extended to December 31, 2023 and December 31, 2024, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of the Preferred Investor’s net invested capital for the first extension option and a fee of 0.50% of the Preferred Investor’s net invested capital for the second extension option. If the redemption price was paid on or before the Redemption Date, then the redemption price was equal to (a) all unreturned capital contributions made by the Preferred Investor, (b) all accrued but unpaid Class A Return, (c) all accrued but unpaid Enhanced Class A Return and (d) all costs and other expenses incurred by the Preferred Investor in connection with the enforcement of its rights under the Sub-OP Operating Agreement. Additionally, at the Redemption Date, the Preferred Investor was entitled to an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.4, less (b) the aggregate amount of Class A Return payments made to the Preferred Investor (the “Minimum Multiple Amount”). As of December 31, 2021, the Minimum Multiple Amount was approximately $0.8 million, which is included as indebtedness on the consolidated balance sheets.

The Preferred Investor’s interests in the Sub-OP under the Sub-OP Operating Agreement were mandatorily redeemable, and, as a result, are characterized as indebtedness in the accompanying consolidated financial statements.

On June 16, 2020, the Preferred Investor made two additional capital contributions available to the Sub-OP in the aggregate amount of approximately $2.9 million, which is classified as debt. The two capital contributions consisted of: (i) a $2.4 million capital contribution to the Sub-OP that the Sub-OP contributed to the Borrowers for purposes of making debt service payments under the Basis Loan Agreement and (ii) a $0.5 million capital contribution to the Sub-OP that the Sub-OP contributed to certain of its other property owning subsidiaries for purposes of making debt service payments on mortgage debt secured by the properties owned by such subsidiaries and making payments of the Class A return due to the Preferred Investor pursuant to the Sub-OP Operating Agreement. The Preferred Investor was entitled to a cumulative annual return of 13.0% on the additional capital contributions. As described below under the heading "—Mortgage Indebtedness," the Company repaid approximately $0.75 million of these funds with the proceeds from the Vista Shops mortgage refinance. Additionally, approximately $0.3 million of availability under the capital contributions was returned to the Preferred Investor. On October 1, 2021, approximately $1.0 million of availability under the capital contributions was returned to the Preferred Investor.

On November 23, 2022, the Company used a portion of the proceeds from the Preferred Equity Investment to redeem the Basis Preferred Interest in full for $8.5 million, including accrued Class A Return and the Minimum Multiple Amount.

MVB Loan

In December 2019, the Company, the Operating Partnership and BSR entered into a loan agreement (the “MVB Loan Agreement”) with MVB Bank, Inc. (“MVB”) with respect to a $6.5 million loan consisting of a $4.5 million term loan (the “MVB Term Loan”) and a $2.0 million revolving credit facility (the “MVB Revolver”). The MVB Term Loan had a maturity date of December 27, 2022 and the MVB Revolver had an original maturity date of December 27, 2020, which was extended to June 27, 2023. On March 22, 2022, the Company entered into agreements (the "MVB Amendments") that provided for a $2.0 million term loan (the "Second MVB Term Loan"). The Second MVB Term Loan had a maturity date of June 27, 2023. The MVB Term Loan and the Second MVB Term Loan had a fixed interest rate of 6.75% per annum. The MVB Revolver carried an interest rate of the greater of (i) prime rate plus 1.5% and (ii) 6.75%. On November 23, 2022, the Company used a portion of the proceeds from the Preferred Equity Investment to pay off the MVB Term Loan, the Second MVB Term Loan and the MVB Revolver for an aggregate payment of $6.8 million.

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

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests are to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street's net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the "Lamont Street Minimum Multiple Amount"). The Lamont Street Minimum Multiple Amount of approximately $1.0 million was recorded as interest expense in the consolidated statements of operations during the second quarter of 2021. As of December 31, 2022, the remaining Lamont Street Minimum Multiple Amount was approximately $0.3 million, which is included in indebtedness on the consolidated balance sheet.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of December 31, 2022 and 2021, the Company had approximately $180.3 million and $94.9 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage, Greenwood Village mortgage, Lamar Station Plaza West mortgage and the Midtown Row mortgage require the Company to maintain a minimum debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Highlandtown Village Shopping Center	1.25 to 1.00
Cromwell Field Shopping Center (1)	1.20 to 1.00
Lamar Station Plaza West (2)	1.30 to 1.00
Midtown Row (2)	1.15 to 1.00
Spotswood Valley Square Shopping Center	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

(1)
The debt service coverage ratio testing will commence December 31, 2023 with the following requirements: (i) 1.20 to 1.00 as of December 31, 2023; (ii) 1.55 to 1.00 as of December 31, 2024 and (iii) 1.35 to 1.00 as of December 31, 2025 and for the remaining term of the loan.
(2)
The Company was not required to perform the debt service coverage ratio at December 31, 2022.

In March 2021, the Company completed the refinance of the Vista Shops mortgage loan. The new loan had a principal balance of $11.7 million, matures in June 2023, and carries an interest rate of 3.83% per annum. The Company deposited approximately $1.9 million of the proceeds from the refinance with the Basis Lender, which was applied as follows during 2021: (i) repaid approximately $0.75 million of the outstanding principal balance on the capital contributions, which are treated as debt, provided to the Company in June 2020 under the Basis Preferred Interest as described above under the heading “—Basis Preferred Interest”, (ii) paid approximately $46,000 in accrued interest on these funds and (iii) contributed approximately $1.1 million into an escrow account with the Basis Lender which will be used to pay down the outstanding principal balance of the capital contributions upon satisfaction of certain conditions. At December 31, 2022, the principal balance for the Vista Shops mortgage loan was $11.5 million.

In July 2021, the Company entered into a modification of the Lamar Station Plaza East mortgage loan, which extended the maturity date of the loan to July 2022. The amendment also waived the debt service coverage ratio test for the period ending June 30, 2021 and required a debt service coverage ratio of (i) 1.05 to 1.0 for the three months ended September 30, 2021; (ii) 1.15 to 1.0 for the six months ended December 31, 2021; and (ii) 1.25 to 1.0 for the twelve months ended March 31, 2022. In August 2022, the Company entered into an additional loan modification of the Lamar Station Plaza East mortgage loan, which further extended the maturity date of the loan to October 17, 2022 and changed the interest rate to the Wall Street Journal Prime Rate, effective July 17, 2022. The modification also eliminated the debt service coverage ratio test and prevented the Company from receiving any additional construction advances under the loan. On November 23, 2022, the Company repaid the Lamar Station Plaza East mortgage loan with a portion of the proceeds from the Preferred Equity Investment.

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

On November 9, 2022, the Company entered into a modification of the Cromwell Field Shopping Center mortgage and mezzanine loans, which extended the maturity dates of the loans to December 31, 2022. On December 22, 2022, the Company refinanced the Cromwell Field Shopping Center mortgage loan and repaid the mezzanine loan. The new loan has a principal balance of $15.0 million, of which $10.2 million was funded at closing. This loan matures in December 2027 and carries an interest rate of 6.71%.

In connection with the closing of the Midtown Row acquisition as described in Note 3 under the heading “—2022 Real Estate Acquisitions”, in November 2022, the Company entered into a $76.0 million mortgage loan secured by the property, which bears interest of 6.48% and matures on December 1, 2027. Until December 1, 2025, payments made on the loan will be interest-only.

On December 9, 2022, the Company refinanced the Lamar Station Plaza West mortgage loan. The new loan has a principal capacity of $19.0 million of which $18.4 million was funded at closing. This loan matures in December 2027 and carries an interest rate of 5.67%.

As of December 31, 2022, the Company was in compliance with all covenants under its debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company also entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan will be paid in cash (the “Current Interest”) and a portion of the interest will be capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the "Mezzanine Loan Interest"). The initial Mezzanine Loan Interest rate is 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The

Capitalized Interest rate increases each year by 1%. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the FVO. The fair value at November 22, 2022 and December 31, 2022 was $14.7 million and $17.9 million, respectively. The Company recognized $3.1 million in net loss on fair value change on debt held under the fair value option in the consolidated statements of operations and $0.1 million in Change in fair value due to credit risk on debt held under the fair value option in the consolidated statements of comprehensive loss. For the year ended December 31, 2022, the Company recognized $0.2 million of interest expense in the consolidated statements of operations, which includes $0.1 million of Capitalized Interest recorded in the consolidated balance sheets.

PPP Loans

On April 20, 2020, a wholly owned subsidiary of the Company entered into a promissory note with MVB with respect to an unsecured loan of approximately $0.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the "PPP"), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and was administered by the U.S. Small Business Administration (the “SBA”). During the first quarter of 2021, the Company received forgiveness for its entire balance of the PPP Loan from the SBA, which is recognized as a gain on debt extinguishment in the Company’s statements of operations.

On March 18, 2021, a wholly owned subsidiary of the Company entered into a promissory note with MVB with respect to an unsecured loan of approximately $0.8 million (the “Second PPP Loan”) pursuant to the PPP. During the third quarter of 2021, the Company received forgiveness for its entire balance of the Second PPP Loan from the SBA, which is recognized as a gain on debt extinguishment in the Company's statements of operations.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of December 31, 2022 and 2021 was $3.2 million, gross ($1.9 million, net) and $2.1 million, gross ($1.1 million, net), respectively. Debt discounts associated with the Company’s debt as of December 31, 2022 and 2021 was $2.1 million, gross ($0.4 million, net) and $2.1 million, gross ($1.0 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statements of operations, of approximately $1.5 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2022:

Year ending December 31,	(in thousands)
2023	$34,318
2024	81,129
2025	11,910
2026	2,063
2027	117,960
Thereafter	19,772
267,152
Unamortized debt discounts and deferred financing costs, net and FVO adjustment	464
Total	$267,616

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the previously variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of December 31, 2022 and 2021, the interest rate of the Basis Term Loan was 6.125%. This interest rate cap matured January 1, 2023. The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of

December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan.

On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 4.082%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2022 and 2021, the Company recognized gains of approximately $3.4 million and $0.4 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of December 31, 2022 and 2021 was an interest rate cap asset of $0.2 million and less than $0.1 million, respectively, an interest rate swap asset of approximately $3.2 million at December 31, 2022 and an interest rate swap liability of approximately $0.4 million at December 31, 2021. The interest rate cap asset and interest rate swap asset are included in Other assets, net and the interest rate swap liability is included in Accounts payable and accrued expenses on the consolidated balance sheets.

Covenants

The Company's loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of December 31, 2022, the Company was in compliance with all covenants under its debt agreements.

Note 7 - Commitments and Contingencies

Commitments

The Company has no outstanding commitments as of December 31, 2022.

Leases, as lessee

At the inception of a lease and over its term, the Company evaluates each lease to determine the proper lease classification. Certain of these leases provide the Company with the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, the Company has determined that they should be evaluated as lease arrangements. As of December 31, 2022, the Company was obligated under operating lease agreements consisting primarily of the Company’s office leases and equipment leases. The majority of the Company’s office leases contain provisions for specified annual increases over the rents of the prior year and are computed based on a specified annual increase over the prior year’s rent, generally 4.0%. The Company’s office leases have initial terms ranging from 3 to 51 years.

In accordance with the adoption of ASC 842 Leases, the Company recorded right-of-use assets (included in Other assets, net on the consolidated balance sheet) and related lease liabilities (included in Accounts payable and accrued expenses on the consolidated balance sheet) for these leases. As of December 31, 2022, the Company’s weighted average remaining lease term is approximately 22.5 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.8%. The Company has not recognized a right-of-use asset and lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

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

The Company remeasures its lease liabilities monthly at the present value of the future lease payments using the discount rate determined at lease commencement. Rent expense relating to the operating leases, including straight-line rent, was approximately $0.5 million for each of the years ended December 31, 2022 and 2021, and is recorded in general and administrative in the statements of operations.

The Company’s future minimum lease payments for its operating leases as of December 31, 2022 were as follows:

(in thousands)
For the year ending:
2023	$418
2024	25
2025	25
2026	24
2027	22
Thereafter	1,114
Total undiscounted future minimum lease payments	1,628
Discount	(890)
Operating lease liabilities	$738

Contingencies

Impact of COVID-19

The Company continues to monitor and address risks related to the COVID-19 pandemic. Certain tenants experiencing economic difficulties during the pandemic have previously sought rent relief, which had been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Since April 2020, the Company has entered into lease modifications that deferred approximately $0.6 million and waived approximately $0.3 million of contractual revenue for rent that pertained to April 2020 through December 2021; the Company had no lease modifications related to COVID-19 during 2022. Less than $0.1 million of the total deferred rent from all lease modifications since April 2020 remained outstanding as of December 31, 2022.

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

Note 8 - Fortress Preferred Equity Investment

On November 22, 2022, the Company, the Operating Partnership and Broad Street Eagles JV LLC, a newly formed subsidiary of the Operating Partnership (the “Eagles Sub-OP”), entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). We consolidate the Eagles Sub-OP under the guidance set forth in ASC 810 "Consolidation." We evaluated whether the Eagles Sub-OP met the criteria for classification as a VIE or, alternatively, as a voting interest entity and concluded that that the Eagles Sub-OP met the criteria of a VIE. The Company is considered to have a controlling financial interest in the Eagles Sub-OP because the Company determined that it is the primary beneficiary because it is most closely associated with the Eagles Sub-OP.

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties” and, collectively with Highlandtown and Spotswood the “Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of December 31, 2022, the Capitalized Preferred Return was approximately $1.0 million and is reflected within Preferred equity investment on the consolidated balance sheets. For the year ended December 31, 2022, the Company recognized $0.4 million and $1.1 million of Current Preferred Return and Capitalized Preferred Return, respectively, as a reduction to additional paid-in capital in the consolidated statements of equity.

Upon the closing of a Qualified Public Offering, unless earlier redeemed, the Eagles Sub-OP must redeem the entire Fortress Preferred Interest by payment in cash to the Fortress Member of the full Redemption Amount (as defined below), provided that (i) the Eagles Sub-OP may elect, in its discretion, not to redeem $37.5 million of the Preferred Equity Investment and (ii) $25.0 million of the Preferred Equity Investment (less the amount of the Fortress Mezzanine Loan converted into common stock in connection with such Qualified Public Offering, if any) will be converted to shares of common stock at a price of $2.00 per share, subject to certain adjustments. The Operating Partnership may cause the Eagles Sub-OP to redeem the Fortress Preferred Interest in whole (but not in part), by payment in cash to the Fortress Member of the full Redemption Amount, as long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption. The “Redemption Amount” is equal to the sum of: (i) all outstanding loans advanced to the Eagles Sub-OP by the Fortress Member in accordance with the terms of the Eagles Sub-OP Operating Agreement, together with all accrued and unpaid return on such loans; (ii) the unredeemed balance of the Preferred Equity Investment; (iii) an amount equal to the greater of (x) all accrued and unpaid Preferred Return and (y) a 1.40x minimum multiple on the amount of all loans and capital contributions made by the Fortress Member to the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement, which minimum multiple shall be reduced to 1.30x upon the consummation of a Qualified Public Offering; and (iv) all other payments, fees, costs and expenses due or payable to the Fortress Member under the Eagles Sub-OP Operating Agreement, including a $10.0 million exit fee unless the Redemption Amount is paid upon or following the completion of a Qualified Public Offering.

The Operating Partnership serves as the managing member of the Eagles Sub-OP. However, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement), including, but not limited to (i) the adoption and approval of annual corporate and property budgets, (ii) the amendment, renewal, termination or modification of material contracts, leases over 5,000 square feet and certain loan documents, (iii) the liquidation, dissolution, or winding-up of the Eagles Sub-OP, the Company or any of its subsidiaries, (iv) taking actions of bankruptcy or failing to defend an involuntary bankruptcy action of the Eagles Sub-OP, the Company or any of its subsidiaries, (v) effecting any reorganization or recapitalization of the Eagles Sub-OP, the Company or any of its subsidiaries, (vi) declaring or paying distributions on any equity security of the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions, (vii) issuing any equity securities in the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions, (viii) conducting a merger or consolidation of the Eagles Sub-OP, the Company or the Operating Partnership or selling substantially all the assets of the Company and its subsidiaries or the Eagles Sub-OP and its subsidiaries, (ix) amending, terminating or otherwise modifying the loans secured by the properties indirectly owned by the Eagles Sub-OP, subject to certain exceptions, (x) incurring additional indebtedness or making prepayments on indebtedness, subject to certain exceptions; (xi) acquiring any property outside the ordinary course of business of the Company and (xii) selling any property below the minimum release price for such property.

Under the Eagles Sub-OP Operating Agreement, “Trigger Events” include, but are not limited to, the following: (i) fraud, gross negligence, willful misconduct, criminal acts or intentional misappropriation of funds with respect to a property owned by the Company or any of its subsidiaries; (ii) a bankruptcy event with respect to the Company or any of its subsidiaries, except for an involuntary bankruptcy that is dismissed within 90 days of commencement; (iii) a material breach of certain provisions of the Eagles Sub-OP Operating Agreement; (iv) monetary defaults or material non-monetary defaults under the Fortress Mezzanine Loan or the mortgage loans secured by properties owned directly or indirectly by the Eagles Sub-OP (including the Excluded Properties); (v) failure to meet the minimum Total Yield requirements under the Eagles Sub-OP Operating Agreement; (vi) failure to pay the Current Preferred Return (subject to a limited cure period) or failure to make distributions as required by the Eagles Sub-OP Operating Agreement; (vii) the occurrence of a Change of Control (as defined in the Eagles Sub-OP Operating Agreement); (viii) failure to contribute the Excluded Properties and consummate the related transactions by the applicable outside date; (ix) Mr. Jacoby (A) ceasing to be employed as the chief executive officer of the Company, (B) not being activity involved in the management of the Company or (C) failing to hold an aggregate of at least 3,802,594 shares of common stock and OP units, in each case subject to the Company’s right to appoint a replacement chief executive officer reasonably acceptable to the Fortress Member within 90 days; and (x) material breaches or material defaults of the Company, the Operating Partnership or their subsidiaries under certain other agreements related to the Preferred Equity Investment.

Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP, unless the Trigger Event is in connection with a Bankruptcy Event, in which case the redemption must occur as of the date of such Trigger Event.

Under certain circumstances, including in the event of a Trigger Event or if a Qualified Public Offering has not occurred by November 22, 2027, the Fortress Member has the right (among other rights) to (i) remove the Operating Partnership as the managing member of the Eagles Sub-OP and to serve as the managing member until the Fortress Member is paid the Redemption Amount, (ii) cause the Eagles Sub-OP to sell one or more properties until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount, (iii) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, and (iv) terminate all property management and other service agreements with affiliates of the Company.

The obligations of the Operating Partnership under the Eagles Sub-OP are guaranteed by the Company. In addition, Messrs. Jacoby and Yockey guaranteed the full payment of the Redemption Amount in the event of a bankruptcy event of the Company or its subsidiaries without the consent of the Fortress Member or certain other events that interfere with the rights of the Fortress Member under certain other agreements related to the Preferred Equity Investment.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. As discussed above, the Preferred Equity Investment is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the Redemption Amount based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. The Company has evaluated the Preferred Equity Investment and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s consolidated balance sheets. The Company recognized a derivative liability of $0.4 million at November 22, 2022 in the consolidated balance sheets. The Company recognized subsequent measures of $0.8 million in derivative fair value adjustment in the consolidated statements of operations at December 31, 2022. The derivative liability was $1.2 million at December 31, 2022 and is reflected in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the year ended December 31, 2022.

(thousands)	Preferred Equity Investment
Balance at December 31, 2021	$—
Investment in preferred equity	80,000
Financing costs	(5,589)
Discount on preferred equity	(1,689)
Bifurcation of embedded derivatives	(417)
Preferred equity return	1,392
Balance at December 31, 2022	$73,697

Note 9 - Equity

Common Stock

On January 3, 2022 and April 1, 2022, the Company issued 165,700 and 9,708 shares of common stock, respectively, to its directors. Also, on April 1, 2022 and July 1, 2022, the Company issued 60,106 and 36,064 shares of common stock, respectively, in connection with the redemption of OP units.

During 2021, the Company issued 9,083,730 shares of common stock in connection with the Mergers to acquire four properties (as discussed above in Note 3 under the heading “—2021 Real Estate Acquisitions") and 36,064 shares of common stock were issued in connection with the redemption of OP units.

On January 3, 2023 and April 3, 2023, the Company issued 166,125 and 32,904 shares of common stock, respectively, to its directors. On April 3, 2023, the Company issued 254,839 shares of common stock to Mr. Jacoby in lieu of cash payment of 50% of his bonus pursuant to the cash bonus plan approved by the compensation committee of the Company’s board of directors for the year ended December 31, 2022.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of December 31, 2022 and 2021, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica upon completion of the Initial Mergers. The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of December 31, 2022, less than $0.1 million of Series A preferred dividends were undeclared.

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

Noncontrolling Interest

As of December 31, 2022 and 2021, the Company owned an 85.3% interest and a 91.9% interest, respectively, in the Operating Partnership. On November 23, 2022, the Operating Partnership issued 448,180 Common OP units and 1,842,917 Preferred OP units in connection with the acquisition of Midtown Row, as well as 573,529 Common OP units in connection with the Merger related to Lamar Station Plaza West. Commencing on the 12-month anniversary of the date on which the Common OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the Common OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Holders of Preferred OP units have the right to convert each Preferred OP unit into one Common OP unit, plus a cash payment for each Preferred OP unit so converted equal to (i) (A) the liquidation preference of the Preferred OP unit at such time, minus (B) $2.00 and (ii) all accrued and unpaid monthly distributions (to the extent not already added to the liquidation preference) (the “Conversion Liquidation Payment”). The liquidation preference means the sum of (i) $2.00 and (ii) the accrued Capitalized Preferred OP Unit Return (as defined below). On the date that the common stock is first listed on the New York Stock Exchange, the NYSE American or the Nasdaq Stock Market, each Preferred OP unit will automatically convert into one Common OP unit and the right to receive the Conversion Liquidation Payment. Pursuant to the amended Agreement of Limited Partnership of the Operating Partnership, a portion of the return on the Preferred OP units will be paid in cash (the “Current Preferred OP Unit Return”) and a portion of the return will accrue on and be added to the liquidation preference of the Preferred OP units each month (the “Capitalized Preferred OP Unit Return” and, together with the Current Preferred OP Unit Return, the "Preferred OP Unit Return"). The initial Preferred OP Unit Return is 12% per annum, comprised of a 5% Current Preferred OP Unit Return and a 7% Capitalized Preferred OP Unit Return. The Capitalized Preferred OP Unit Return increases each year by 1%. After November 23, 2027, the Preferred OP Unit Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. The Preferred OP units have no voting rights.

On April 1, 2022 and July 1, 2022, the Company issued 60,106 and 36,064 shares of common stock, respectively, in connection with the redemption of Common OP units. On October 1, 2021, the Company converted 36,064 Common OP units to common stock.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of December 31, 2022, there were 871,455 shares available for future issuance, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the years ended December 31, 2022 and 2021.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2020	153,200	$0.55
Granted	148,657	2.72
Vested	(56,451)	2.95
Forfeited	(7,785)	2.95
Outstanding as of December 31, 2021	237,621	1.26
Granted	138,262	2.20
Vested	(194,457)	1.00
Forfeited	(21,987)	2.35
Outstanding as of December 31, 2022	159,439	$1.62

Of the restricted shares that vested during 2022 and 2021, 4,307 and 11,917 shares, respectively, were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for the year ended December 31, 2022 and 2021 was $0.2 million and $0.3 million, respectively, and was included in general and administrative expenses on the consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of December 31, 2022 was approximately $0.1 million and will be recognized over a weighted-average period of 0.9 years.

On October 1, 2021, the Company granted 58,140 restricted shares of common stock to certain employees, which will vest ratably on January 1, 2022, January 1, 2023, and January 1, 2024, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.1 million.

On April 1, 2022, the Company granted 138,262 restricted shares of common stock to certain employees, which will vest ratably on January 1, 2023, January 1, 2024, and January 1, 2025, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

On April 3, 2023, the Company granted 419,618 restricted shares of common stock to certain employees, which will vest ratably on January 1, 2024, January 1, 2025, and January 1, 2026, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. The remaining unrecognized costs from RSU awards as of December 31, 2022 was approximately $3.7 million and will be recognized over 3.0 years. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee’s resignation.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the years ended December 31, 2022 and 2021, are presented in the table below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2020	70,000	$7.71	$—	2.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at December 31, 2021	70,000	$7.71	$—	1.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(60,000)	(8.00)	—	—	—
Balance at December 31, 2022	10,000	$6.00	$—	0.45	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 10,000 and 70,000 outstanding options at December 31, 2022 and 2021, respectively, were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at December 31, 2022. The intrinsic value is not material.

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

The table below provides the input that was used in the Black-Scholes model at June 4, 2021:

June 4, 2021
Expected dividend yield	—
Risk-free interest rate	0.7%
Expected volatility	38.6%
Expected Life	4.3

On November 22, 2022, the Company issued to the Fortress Member warrants to purchase 2,560,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments (the “Fortress Warrants”). The Fortress Warrants may be exercised on a cashless basis. The Fortress Warrants will automatically be deemed exercised in full on a cashless basis upon the occurrence of a Qualified Public Offering. The fair value of these warrant liabilities are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate of the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 10 years. The fair value of the Fortress Warrants is allocated to the proceeds of the Preferred Equity Investment and the Fortress Mezzanine Loan on a relative fair market basis.

The table below provides the input that was used in the Black-Scholes model at November 22, 2022:

November 22, 2022
Expected dividend yield	—
Risk-free interest rate	3.8%
Expected volatility	69.3%
Expected Life	10.0

On November 23, 2022, the Company issued to Lamont Street warrants to purchase 500,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments (the “Lamont Warrants”). The Lamont Warrants may be exercised on a cashless basis. The fair value of these warrant liabilities are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate of the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 5 years. The fair value of the Lamont Warrants is included as part of the purchase price for Lamar Station Plaza West and allocated on a relative fair market basis among the assets.

The table below provides the input that was used in the Black-Scholes model at November 23, 2022:

November 23, 2022
Expected dividend yield	—
Risk-free interest rate	3.9%
Expected volatility	87.7%
Expected Life	5.0

Note 10 – Revenues

Disaggregated Revenue

The following tables represents a disaggregation of revenues from contracts with customers for the years ended December 31, 2022 and 2021 by type of service:

		Year Ended December 31,
(in thousands)	Topic 606 Revenue Recognition	2022	2021
Topic 606 Revenues
Leasing commissions	Point in time	$1,767	$2,406
Property and asset management fees	Over time	299	591
Sales commissions	Point in time	756	430
Development fees	Over time	—	264
Engineering services	Over time	178	250
Topic 606 Revenue		3,000	3,941
Out of Scope of Topic 606 revenue
Rental income		29,871	21,408
Sublease income		80	—
Total Out of Scope of Topic 606 revenue		29,951	21,408
Total Revenue		$32,951	$25,349

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of December 31, 2022 are as follows:

(in thousands)
For the year ending December 31:
2023	$28,227
2024	23,298
2025	20,994
2026	17,706
2027	14,887
Thereafter	49,674
Total	$154,786

Note 11 – Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2022 and 2021.

(dollars in thousands)	Number of Properties at December 31,		Gross Real Estate Assets at December 31,		Percentage of Total Gross Real Estate Assets at December 31,		Rental income for the year ended December 31,
Location	2022	2021	2022	2021	2022	2021	2022	2021
Maryland (1)	6	6	$100,335	$101,608	24.5%	39.4%	$12,896	$10,332
Virginia	6	5	210,641	82,909	51.4%	32.1%	8,614	6,418
Pennsylvania	1	1	27,201	27,628	6.6%	10.7%	2,325	2,457
Washington D.C.	1	1	8,422	8,393	2.0%	3.3%	706	608
Colorado	3	2	63,503	37,379	15.5%	14.5%	5,330	1,593
	17	15	$410,102	$257,917	100.0%	100.0%	$29,871	$21,408
(1)
Rental income for the year ended December 31, 2021 includes less than $0.1 million of ground rental revenue under the ground lease for a parcel of land acquired in January 2020. The ground lease was terminated upon the completion of the Cromwell Field Shopping Center Merger on May 26, 2021.

Note 12 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the provisions of the 401(k) Plan, the Company may make discretionary contributions on behalf of the eligible employees. The Company made contributions to the 401(k) Plan of approximately $0.1 million for each of the years ended December 31, 2022 and 2021.

Note 13 - Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the year ended December 31, 2022 and 2021 was approximately 4.4 million and 3.3 million, respectively.

The following table sets forth the computation of earnings per common share for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss	$(16,273)	$(10,744)
Less: Preferred equity return on Fortress preferred equity	(1,492)	—
Less: Preferred OP units return	(48)	—
Plus: Net loss attributable to noncontrolling interest	2,522	1,236
Net loss attributable to common stockholders	$(15,291)	$(9,508)
Denominator
Basic weighted-average common shares	32,379	26,929
Dilutive potential common shares	—	—
Diluted weighted-average common shares	32,379	26,929

Net loss per common share- basic and diluted	$(0.47)	$(0.35)

Note 14 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments and the Fortress Mezzanine Loan. The derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s derivative assets, which is included in Other assets, net on the consolidated balance sheets was $3.4 million as of December 31, 2022 and de minimis as of December 31, 2021. The fair value of the Company’s interest rate swap liabilities, which are included in Accounts payable and accrued liabilities on the consolidated balance sheets, was approximately $0.4 million at December 31, 2021. See Note 6 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

The Preferred Equity Investment contains embedded features that are required to be bifurcated from the temporary equity-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The fair value of the embedded derivative liability was valued using a binomial lattice-based model which takes into account variables such as estimated volatility, expected holding period, stock price, the exit fee and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the valuation date. This technique incorporates Level 1 and Level 2 inputs. The fair value of the embedded derivative liability was approximately $1.2 million at December 31, 2022.

The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the FVO. The Fortress Mezzanine Loan is a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The FVO election for the Fortress Mezzanine Loan is due to the number and complexity of features that would require separate bifurcation absent this election. The fair value of the Fortress Mezzanine Loan is valued using a binomial lattice-based model which takes into account variables such as estimated volatility, expected holding period, stock price, the exit fee and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the valuation date. This technique incorporates Level 1 and Level 2 inputs. The fair value of the Fortress Mezzanine Loan was approximately $17.9 million at December 31, 2022.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2022 and 2021 due to the short-term nature of these instruments (Level 1).

At December 31, 2022 and 2021, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s $111.4 million and $129.4 million in borrowings under variable rates as of December 31, 2022 and 2021, respectively, approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis (Level 2).

The fair value of the Company’s fixed rate debt as of December 31, 2022 and 2021 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of December 31, 2022, the fair value of the Company’s $140.2 million fixed rate debt was estimated to be approximately $139.4 million. As of December 31, 2021, the fair value of the Company’s $50.7 million fixed rate debt was estimated to be approximately $50.6 million.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 15- Taxes

The income tax benefit consisted of the following for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$—	$—
State	—	—
Total current tax expense (benefit)	—	—
Deferred:
Federal	$(4,214)	$(2,471)
State	(1,643)	(1,062)
Total deferred tax benefit	(5,857)	(3,533)
Total income tax benefit	$(5,857)	$(3,533)

The Company’s effective income tax rate for the years ended December 31, 2022 and 2021 reconciles with the federal statutory rate as follows:

	For the Year Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
Loss attributable to partnership not subject to tax	—	(1.8)%
State income taxes, net of federal tax benefit	6.0%	5.5%
Other	(1.0)%	—
Prior year adjustment	1.7%	0.1%
Effective income tax rate on income before taxes	27.7%	24.8%

The difference between the Company’s effective tax rate and federal statutory rate for the years ended December 31, 2022 and 2021 is 6.7% and 3.8%, respectively, which is primarily due to state taxes and permanent items.

Deferred income tax liabilities are comprised of the following as of December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Investment in the Operating Partnership	$(11,078)	$(12,349)
NOL carryforwards	6,646	3,255
Equity compensation	461	130
Other	3	—
Total deferred tax liabilities	$(3,968)	$(8,964)

At December 31, 2022 and 2021, the Company had pre-tax federal and state income tax NOL carryforwards of approximately $24.6 million and $12.1 million, respectively, which will carry forward indefinitely for federal purposes and for most states.

The Company had no uncertain tax positions as of December 31, 2022 and 2021. Generally, for federal and state purposes, the Company's 2019 through 2022 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the Internal Revenue Service. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of income tax expense.

Note 16 – Related Party Transactions

Receivables and Payables

As of December 31, 2022 and 2021, the Company had $1.2 million and $0.2 million, respectively, in receivables due from related parties, included in Other assets, net on the consolidated balance sheets. The $1.2 million at December 31, 2022 relates to the Merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. The $0.2 million at December 31, 2021 relates to receivables due from properties managed by the Company which were provided to the properties for working capital. Additionally, as of December 31, 2022 and 2021, the Company had less than $0.1 million and $0.6 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheets. On October 6, 2022, Lamar Station Plaza West, a property managed by the Company and acquired in November 2022, advanced the Company $1.1 million for deposits related to the Company's financing in November 2022.

Approximately $0.4 million and $1.2 million of the Company’s total revenue for the years ended December 31, 2022 and 2021, respectively, was generated from related parties. Additionally, approximately $0.1 million of the Company’s accounts receivable, net balance at each of December 31, 2022 and 2021 was owed from related parties.

Prior to the completion of the Initial Mergers in 2019, BSR agreed to purchase a percentage of Mr. Yockey's ownership interest in BSR for total consideration of $1.5 million. Approximately $1.0 million of this consideration was paid to Mr. Yockey in the first quarter of 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

The Mergers

As consideration in the Mergers, as a result of their interests in the Broad Street Entities party to such Mergers, (i) Mr. Jacoby received 2,533,650 shares of the Company’s common stock and 993,018 Common OP units, (ii) Mr. Yockey received 2,533,650 shares of the Company’s common stock and 556,736 Common OP units, (iii) Alexander Topchy, the Company’s Chief Financial Officer, received an aggregate of 137,345 shares of the Company’s common stock and 62,658 Common OP units, (iv) Daniel J.W. Neal, a member of the Company’s board of directors, received, directly or indirectly, 878,170 shares of the Company’s common stock and (v) Samuel M. Spiritos, a member of the Company’s board of directors, indirectly received 13,827 shares of the Company’s common stock.

Management Fees

During the years ended December 31, 2021 and 2022, the Company provided management services for Lamar Station Plaza West, which was acquired during 2022 in the remaining Merger, and the Cypress Point property. The Company received a management fee ranging from 3.0% to 4.0% of such properties’ gross income. Messrs. Jacoby, Yockey and Topchy had interests in the Broad Street Entity that owned Lamar Station Plaza West. Messrs. Jacoby, Yockey, Topchy and Neal had interests in the Broad Street Entity that owned the Cypress Point property. In 2022, the Company terminated the merger agreement related to the Cypress Point property due to the performance of the property.

Messrs. Jacoby and Yockey along with Mr. Topchy, Mr. Neal, Jeffrey H. Foster, a member of the Company’s board of directors, and Aras Holden, the Company’s former Vice President of Asset Management and Acquisitions, had indirect ownership interests in BBL Current Owner, LLC (“BBL Current”), which owned Midtown Row. Mr. Jacoby also served as the chief executive officer and a director of BBL Current. On December 21, 2021, the Company entered into a purchase and sale agreement (the “MTR Agreement”) with BBL Current to acquire Midtown Row for a purchase price of $122.0 million in cash. On July 1, 2022, the MTR Agreement automatically terminated in accordance with its terms. On September 1, 2022, the Company and BBL Current entered into a third amendment and reinstatement of the MTR Agreement (the “MTR Amendment”), pursuant to which the MTR Agreement was fully reinstated, subject to the terms of the MTR Amendment. The MTR Amendment increased the purchase price for the Midtown Row Acquisition to $123.3 million, to be payable in paid in cash and not less than $5.0 million of Common OP units and Preferred OP Units. On November 23, 2022, the Company completed the acquisition of Midtown Row and paid $118.7 million in cash and the Operating Partnership issued 448,180 Common OP units and 1,842,917 Preferred OP units. As consideration in the acquisition of Midtown Row, as a result of their direct or indirect interests in BBL Current, (i) Mr. Jacoby received 97,086 Common OP units, (ii) Mr. Neal indirectly received 202,861 Common OP units, (iii) Mr. Foster received 33,810 Common OP units, (iv) Mr. Yockey received 97,086 Common OP units and (v) Mr. Topchy received 17,337 Common OP units. The Company served as the development manager for Midtown Row and serves as the property manager and the leasing broker for the retail portion of Midtown Row.

Ground Lease

The Company acquired the fee-simple interest in the land that the Cromwell Field Shopping Center, a property managed by the Company, is located on under a leasehold interest. The Company leased the land to the owner of the Cromwell Field Shopping Center pursuant to a ground lease and recognized less than $0.1 million of revenue under the ground lease for the years ended December 31, 2021. On May 26, 2021, the ground lease was terminated upon the acquisition of Cromwell Field Shopping Center.

Tax Protection Agreements

On December 27, 2019, pursuant to the Merger Agreements, the Company and the Operating Partnership entered into tax protection agreements (the “Initial Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in certain of the Initial Mergers. On April 4, 2023, pursuant to the applicable Merger Agreement, the Company and the Operating Partnership entered into a tax protection agreement (together with the Initial Tax Protection Agreements, the “Tax Protection Agreements”), with each of the prior investors in BSV Lamont Investors LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in the Merger whereby the Company acquired Lamar Station Plaza West. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the applicable Merger, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello, Vista Shops at Golden Mile and Lamar Station Plaza West (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the applicable Merger, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Code.

Guarantees

The Company’s subsidiaries’ obligations under the Eagles Sub-OP Operating Agreement, Basis Loan Agreement, the Sub-OP Operating Agreement, and the Brookhill mortgage loan are guaranteed by Messrs. Jacoby and Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement, and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the Cromwell mortgage loan agreement.

Consulting Agreement

The Company had engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning December 27, 2019. Pursuant to this arrangement, the Company paid Timbergate Ventures, LLC a consulting fee of $0.2 million during 2021, which was recorded in general and administrative expenses. This agreement expired on December 26, 2021.

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters, including with matters related to the Mergers. During the years ended December 31, 2022 and 2021, the Company paid approximately $0.4 million and $0.5 million, respectively, in legal fees to Shulman Rogers LLP.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

				Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Property Name	Location	Property Type	Encumbrances (1)	Land	Building and improvements, intangible lease assets and liabilities and furniture and equipment	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements, intangible lease assets and liabilities, furniture and equipment	Total (2)	Accumulated Depreciation and Amortization (2) (3)	Date of Construction/ Renovation	Date Acquired
Avondale Shops	Washington, D.C.	Shopping Center	$2,985	$1,776	$6,593	$53	$1,776	$6,646	$8,422	$(920)	2010	2019
Brookhill Azalea Shopping Center	Richmond, VA	Shopping Center	8,762	1,344	15,554	476	1,344	16,030	17,374	(2,976)	2012	2019
Coral Hills Shopping Center (4)	Capitol Heights, MD	Shopping Center	10,689	2,186	14,317	(1)	2,186	14,316	16,502	(3,365)	2012	2019
Crestview Square Shopping Center (4)	Landover Hills, MD	Shopping Center	11,924	2,853	15,717	83	2,853	15,800	18,653	(3,236)	2012	2019
Dekalb Plaza (4)	East Norriton, PA	Shopping Center	14,558	7,573	17,479	2,148	7,573	19,627	27,200	(3,210)	2017	2019
Hollinswood Shopping Center	Baltimore, MD	Shopping Center	12,760	5,907	15,050	3,953	5,907	19,003	24,910	(3,273)	2020	2019
Midtown Colonial (4)	Williamsburg, VA	Shopping Center	8,429	3,963	10,014	3,728	3,963	13,742	17,705	(1,622)	2018	2019
Midtown Lamonticello (4)	Williamsburg, VA	Shopping Center	9,839	3,108	12,659	276	3,108	12,935	16,043	(1,374)	2019	2019
Vista Shops at Golden Mile	Frederick, MD	Shopping Center	11,478	4,342	10,219	132	4,342	10,351	14,693	(2,541)	2009	2019
West Broad Commons Shopping Center (4)	Richmond, VA	Shopping Center	11,647	1,324	18,180	232	1,324	18,412	19,736	(2,951)	2017	2019
Lamar Station Plaza East	Lakewood, CO	Shopping Center	—	1,826	3,183	2,571	2,904	5,754	8,658	(1,088)	1984	2020
Cromwell Field Shopping Center	Glen Burnie, MD	Shopping Center	10,113	2,256	15,618	355	2,256	15,973	18,229	(2,517)	2020	2021
Highlandtown Village Shopping Center	Baltimore, MD	Shopping Center	7,090	2,998	4,341	10	2,998	4,351	7,349	(1,314)	1987	2021
Spotswood Valley Square Shopping Center	Harrisonburg, VA	Shopping Center	14,241	4,715	9,685	—	4,715	9,685	14,400	(3,141)	1997	2021
The Shops at Greenwood Village	Greenwood Village, CO	Shopping Center	22,772	3,170	27,560	1,209	3,242	28,769	32,011	(3,711)	2019	2021
Lamar Station Plaza West (5)	Lakewood, CO	Shopping Center	18,317	8,774	13,996	64	8,774	14,060	22,834	(292)	2016	2022
Midtown Row (5)	Williamsburg, VA	Mixed-Use	93,870	7,960	116,778	645	7,960	117,423	125,383	(1,077)	2021	2022
Total			269,474	66,075	326,943	15,934	67,225	342,877	410,102	(38,608)

(1)
Includes fair market value of debt adjustments and debt discount, net
(2)
The changes in total real estate and accumulated depreciation and amortization for the years ended December 31, 2022 and 2021 is as follows:

	For the year ended December 31,
(in thousands)	2022	2021
Cost
Balance at beginning of period	$253,125	$181,725
Acquisitions	149,956	68,087
Capitalized costs	7,021	3,313
Balance at end of period	$410,102	$253,125

Accumulated depreciation and amortization
Balance at beginning of period	$21,620	$9,625
Depreciation and amortization	16,988	11,995
Balance at end of period	$38,608	$21,620

The unaudited aggregate tax value of real estate assets for federal income tax purposes as of December 31, 2022 is estimated to be $300.6 million.

(3)
The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 5 to 49 years. The cost of intangible lease assets and liabilities is amortized on a straight-line basis over the initial term of the related leases, ranging up to 19 years. See Note 2 to the consolidated financial statements for information on useful lives used for depreciation and amortization.
(4)
The loan is encumbered by the Basis Term Loan.
(5)
In November 2022, the Company completed the acquisition of these properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2022, were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

We conducted our assessment of our internal control over financial reporting as is set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2022, the end of our last fiscal year. Our assessment noted that while remediation of the previously identified material weaknesses is in process, such remediation has not been completed nor have the remediated controls been in place for a sufficient amount of time to conclude as to their operating effectiveness. Consequently, the material weaknesses as previously disclosed continue to exist and our internal controls over financial reporting are ineffective as of December 31, 2022.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, the following previously reported material weaknesses continued to exist:

Control Environment, Risk Assessment, and Monitoring

We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements in a timely manner. These deficiencies were attributed to (i) a lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (ii) insufficient appropriate evidence to support the execution of our control activities, (iii) insufficient review of the completeness and accuracy of information used in the operation of our control activities across substantially all financial statement areas, including key assumptions used in determining significant estimates, (iv) ineffective identification and assessment of risks impacting internal control over financial reporting, and (v) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

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
2.
We did not maintain effective controls over the review of manual journal entries.
3.
We did not design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosures, including asset acquisitions.
4.
We did not design and implement controls over the completeness and accuracy over commissions revenue and lease classifications, including accuracy and valuation of rental revenue.
5.
We did not design and implement controls over the review and approval of related party transactions.

Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

Ongoing Remediation Plan

Under the oversight of the Audit Committee of the Board of Directors, management has continued to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses. The Company’s ongoing remediation efforts have included assessment of existing internal controls, identification of design enhancements, and evaluation of internal and external accounting resources.

As previously disclosed, the Company hired additional internal resources, including a Vice President of Finance and Reporting. The Company engaged outside consultants to assist with various accounting and financial reporting matters and continues to assess the need for hiring of additional accounting and financial reporting resources. Additionally, the Company retained the services of external information technology resources.

Once all appropriately designed controls are implemented, they will need to operate for a sufficient period of time prior to concluding they are operating effectively. As of December 31, 2022, while many of our controls are in place and operating, we have determined that our controls have not been operating for a sufficient period of time to conclude that they are operating effectively. Further, as we continue to evaluate the effectiveness of these controls, they may need further enhancement in order to properly address identified risks.

While we believe that these efforts will improve our internal control over financial reporting, we can provide no assurances that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information concerning our directors, including their ages as of April 24, 2023:

Name	Age	Position(s)
Michael Z. Jacoby	59	Chairman and Chief Executive Officer
Vineet P. Bedi (1) (3)	40	Director
Donna Brandin	66	Director
Jeffrey H. Foster (2) (3)	60	Director
Daniel J.W. Neal (1) (3)	64	Director
Noah Shore (4)	50	Director
Samuel M. Spiritos (1) (2)	61	Director
Thomas M. Yockey (1) (2)	68	Director

_____________________

(1) Member of the Nominating and Corporate Governance Committee of the Board.

(2) Member of the Compensation Committee of the Board.

(3) Member of the Audit Committee of the Board.

(4) Designated as a director by CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to the Governance Agreement, dated as of November 22, 2022 (the “Fortress Governance Agreement”), by and among the Company, the Fortress Member and Messrs. Jacoby and Yockey. See “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Fortress Agreements.”

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

Vineet P. Bedi. Mr. Bedi has served as a director of the Company since May 2018. Mr. Bedi has nearly 20 years of experience in real estate investing, private equity, capital markets and public securities investing. Mr. Bedi currently serves as Chief Investment Officer for The W Group since January 2023. Mr. Bedi also currently serves as the Founder and Managing Partner of KRV Capital, LP since January 2016. Mr. Bedi currently serves as an Adjunct Professor of Finance at the NYU-Stern School of Business since September 2017. Previously, Mr. Bedi served as Chief Strategy Officer of Invesque Inc. (TSX: IVQ.U, IVQ) from February 2019 to May 2022. Prior, Mr. Bedi was the Founder, Managing Partner and Chief Investment Officer of Booth Park Capital Management, LLC, an alternative asset management firm investing in real estate related securities, from 2013 to 2015. Previously, Mr. Bedi served as a Managing Director and Portfolio Manager at Guggenheim Partners from 2012 to 2013, where he managed an opportunistic portfolio in the public REIT and private real estate markets. Prior to that, Mr. Bedi was a Principal and senior investment professional at High Rise Capital Management, LLC, a multi-billion dollar real estate securities fund investing in the public REIT and private real estate markets, from 2006 to 2011. Mr. Bedi began his career in the investment banking and proprietary trading groups at Bank of America Merrill Lynch and has held senior investment related positions with Carlson Capital, LP and Schonfeld Group Holdings. Mr. Bedi also serves as an advisor for various public and private real estate and real estate related entities. Mr. Bedi is a graduate of the NYU-Stern School of Business and is a CFA Charterholder. Based on his experience in real estate investing and capital markets and his advisory experience for public and private real estate companies, we have determined that Mr. Bedi should serve as a director.

Donna Brandin. Ms. Brandin has served as a director of the Company since January 2022. Since January 2018, Ms. Brandin has served on the board of directors of Nuveen Global Cities REIT, Inc., a public, non-listed REIT as the chairperson of the Audit Committee. Since December 2021, Ms. Brandin also has served on the board of directors of CION Man Residential REIT Inc., a non-public REIT as the chair of the Audit Committee. From April 2008 to June 2018, she served as the Executive Vice President, Chief Financial Officer and Treasurer of the Lightstone Group. In addition, during this time period she served as Chief Financial Officer, Treasurer and Principal Accounting Officer of five public, non-listed REITs sponsored by the Lightstone Group. From October 2014 to June 2018, Ms. Brandin served as a director of Lightstone Enterprises Limited. From October 2019 to October 2021, Ms. Brandin served on the strategic advisory board of eRESI for a Prominent NYC Family Office, a company focused on launching investment products based on a technology efficient platform. From July 2019 to May 2021, Ms. Brandin served on the board of directors of Invesque Inc. (TSX: IVQ), a healthcare real estate company, where she served as chair of the Audit Committee. Prior to joining the Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007. From July 2004 to September 2007, Ms. Brandin was the Executive Vice President and Chief Financial Officer of Equity Residential (NYSE: EQR), the largest publicly traded multifamily REIT in the country. Ms. Brandin holds a B.S. in Business Administration: Accounting from Kutztown University and a Master’s degree in Finance from St. Louis University. In 2021, Ms. Brandin completed the Corporate Directors Certificate Program at Harvard Business School of Executive Education. Based on her current and prior positions with real estate companies and her experience as a public company executive officer and director, we have determined that Ms. Brandin should serve as a director.

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

Daniel J.W. Neal. Mr. Neal has served as a director of the Company since December 2019. From 2006 to January 2023, Mr. Neal served as the chairman and chief executive officer of Kajeet, Inc. a privately held cloud software and wireless networking technologies company that he founded. Since January 2023, he has served as the Executive Chairman of Kajeet. Prior to founding Kajeet, Mr. Neal served as chief executive officer & vice chairman of VCampus Corporation (formerly NASDAQ: VCMP). Prior to VCampus, Mr. Neal was part of the team that built USinternetworking, Inc. (formerly NASDAQ: USIX). USinternetworking had a successful initial public offering and secondary offering and was subsequently acquired by AT&T. Mr. Neal is an inventor on 31 U.S. patents in the fields of wireless technology and software. Before entering the technology sector, Mr. Neal worked in real estate finance and in public sector real estate development. Mr. Neal was recruited by the Public Buildings Service of the U.S. General Services Administration to lead a large team of real estate facilities planners responsible for the analysis and programming of an 80 million square foot portfolio of owned and leased real estate in the national capital region. Mr. Neal also worked at a senior level in the Office of the Vice President to effect management improvements in Federal real estate financing, development and portfolio management. Mr. Neal holds an AB in political science from the University of California, Berkeley, and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his C-suite level management experience, including as a public company executive officer, we have determined that Mr. Neal should serve as a director.

Noah Shore. Mr. Shore is a Managing Director for the Fortress Credit Funds Business and is based in Los Angeles. Mr. Shore is head of the Real Estate Special Situations group and responsible for the West Coast Real Estate debt business. Mr. Shore has spent the last 26 years in his career focused on commercial real estate investment and development. Mr. Shore joined Fortress in 2007 and has originated direct loans, real estate and corporate securities, and real estate equity investments in most asset classes including office, hotel, retail, residential, and industrial. Prior to joining Fortress, Mr. Shore was a Vice President at The Taubman Company where he spent nine years working in all aspects of real estate acquisitions, leasing and development, focused on enhancing existing value, as well as unlocking and/or creating new value. Mr. Shore is a full member of the Urban Land Institute, a member of the International Council of Shopping Centers, and on the National Advisor Board of the Real Estate Center at the University of Colorado. Mr. Shore received a B.S. in Finance from the University of Colorado Boulder. Pursuant to the Fortress Governance Agreement, Mr. Shore was designated as a director by the Fortress Member.

Samuel M. Spiritos. Mr. Spiritos has served as a director of the Company since December 2019. Since 2013, Mr. Spiritos has served as the Managing Shareholder of Shulman, Rogers, Gandal, Pordy & Ecker, P.A, a full-service Maryland law firm. Mr. Spiritos also currently serves as the Chair of the Shulman Rogers Hospitality Practice, where he focuses on deal structuring, purchase and sale contracts, franchise agreements, management agreements, financings (representing creditors and owners), joint ventures, construction and development. Mr. Spiritos has over 30 years of experience advising clients in commercial real estate transactions involving all asset classes. Mr. Spiritos also represents both lenders and borrowers on commercial loan transactions, particularly acquisitions and development financings, asset-based lending, health care financings, construction and permanent loans, retail, office and hotel development and financings and workouts. Prior to his service as Managing Shareholder, Mr. Spiritos served as Chair of both the Shulman Rogers Real Estate Department and the Commercial Real Estate Transactions Practice Group. Mr. Spiritos serves as Chair of the Board of Best Buddies (Maryland, D.C. Metro area). Mr. Spiritos holds a BS from The Wharton School of Management of the University of Pennsylvania, a J.D. from the University at Buffalo School of Law and an M.B.A. from the State University of New York at Buffalo. Based on his leadership experience and in advising on commercial real estate transactions and financing transactions, we have determined that Mr. Spiritos should serve as a director.

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

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of April 24, 2023:

Name	Age	Position(s)
Michael Z. Jacoby	59	Chairman and Chief Executive Officer
Alexander Topchy	52	Chief Financial Officer and Secretary

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

Our Code of Ethics for Chief Executive Officer and Senior Financial Officers is available on our website at www.investors.broadstreetrealty.com under the Governance tab. Any changes to this code, and any waivers granted by us with respect to this code, will be posted on our website. Information on or accessible from our website is not and should not be considered a part of this report.

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

Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2022, except that Michael Z. Jacoby was inadvertently late in reporting one transaction reportable on Form 4 related to a purchase of common stock on November 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2022 and 2021 by our named executive officers, which include our chief executive officer and our chief financial officer. See “—Employment Agreements” below.

Name and Principal Position	Year	Salary	Stock Awards (1)		Non-Equity Incentive Plan Compensation (2)		All Other Compensation (3)	Total
Michael Z. Jacoby	2022	$400,000	$119,999	(4)	$395,000	(5)	$28,421	$943,420
Chief Executive Officer	2021	400,000	3,307,559	(6)	377,204		29,718	4,114,481

Alexander Topchy	2022	$225,000	$40,000	(7)	$111,000		$29,095	$405,095
Chief Financial Officer and Secretary	2021	225,000	1,020,349	(8)	106,089		25,000	1,376,438
(1)
Represents the grant date fair value of awards of restricted shares of common stock and performance-based restricted stock units ("RSUs"), as computed under Accounting Standards Codification Topic 718.
(2)
The amounts reported in the "Non-Equity Incentive Plan Compensation" column reflect the amounts earned by and paid to Messrs. Jacoby and Topchy under the cash bonus plan approved by the Compensation Committee of the board of directors (the "Compensation Committee"). For additional details, see the section titled “—Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End—Cash Bonuses” below.
(3)
The amounts for 2022 include (i) insurance premiums for family members (Mr. Jacoby—$9,171; Mr. Topchy—$16,895), (ii) $19,250 car allowance for Mr. Jacoby and (iii) $12,200 401(k) match for Mr. Topchy.

(4)
Consists of 54,545 restricted shares of common stock that were granted on April 1, 2022, which vest ratably on January 1, 2023, 2024 and 2025, subject to Mr. Jacoby's continued employment on such dates and the terms of his employment agreement.
(5)
Includes 254,839 shares of common stock granted to Mr. Jacoby in lieu of cash payment of 50% of his cash bonus pursuant to the cash bonus plan approved by the Compensation Committee.
(6)
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
(7)
Consists of 18,182 restricted shares of common stock that were granted on April 1, 2022, which vest ratably on January 1, 2023, 2024 and 2025, subject to Mr. Topchy's continued employment on such dates and the terms of his employment agreement.
(8)
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

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the named executive officers at December 31, 2022.

Name	Number of Shares That Have Not Vested (#) (1)	Market Value of Shares That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units That Have Not Vested ($) (2)
Michael Z. Jacoby	83,615	$120,406	755,814	$1,088,372
Alexander Topchy	27,872	$40,136	232,558	$334,884

(1)
Represents shares of time-vesting restricted shares of common stock, which vest ratably on January 1, 2023, 2024 and 2025, subject to the executive's continued employment on such dates and the terms of his employment agreement.
(2)
The market value is determined by multiplying the number of restricted shares or RSUs, as applicable, by $1.44, the closing trading price of common stock on the OTCQX Best Market on December 31, 2022, the last day of the fiscal year.
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

Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End

Restricted Shares of Common Stock and RSUs

In March 2022, upon recommendation from the Compensation Committee, the board of directors approved the following grants under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”), in each case with an effective grant date of April 1, 2022: 54,545 and 18,182 restricted shares of the Company’s common stock to Messrs. Jacoby and Topchy, respectively, which are scheduled to vest ratably over a three-year period beginning on January 1, 2023, subject to such executive’s continued service on such dates and the terms of such executive’s employment agreement and a restricted stock award agreement previously approved by the board of directors.

In September 2021, upon recommendation from the Compensation Committee, the board of directors approved the following grants under the Plan, in each case with an effective grant date of October 1, 2021: (i) 43,605 and 14,535 restricted shares of the Company’s common stock to Messrs. Jacoby and Topchy, respectively, which are scheduled to vest ratably over a three-year period beginning on January 1, 2022, subject to such executive’s continued service on such dates and the terms of such executive’s employment agreement and a restricted stock award agreement previously approved by the board of directors; and (ii) RSUs with a target number of RSUs of 755,814 and 232,558 to Messrs. Jacoby and Topchy, respectively. The grants of the RSUs were made pursuant to performance award of stock units agreements, substantially in the form filed as Exhibit 10.18 hereto (the “RSU Award Agreement”).

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

Cash Bonuses

For 2022, the Compensation Committee approved a cash bonus plan for Messrs. Jacoby and Topchy, with the amount of each officer’s cash bonus dependent on the achievement of certain pre‑established goals determined by the Compensation Committee, including the Company’s 2022 revenue and general and administrative expense, as well as certain strategic and individual goals. The range of the 2022 cash bonuses were based on the following threshold, target and stretch amounts, as a percentage of each executive’s base salary: Mr. Jacoby – 75% (threshold), 100% (target) and 125% (stretch); and Mr. Topchy – 37.5% (threshold), 50% (target) and 62.5% (stretch). Based on the Compensation Committee’s review of the performance of Messrs. Jacoby and Topchy in relation to the pre-determined goals, on March 29, 2023, the Compensation Committee approved bonuses for Messrs. Jacoby and Topchy in the amounts of $395,000 and $111,000, respectively. Mr. Jacoby was granted 254,839 shares of common stock as a result of his election to receive common stock in lieu of cash payment of 50% of his bonus. Mr. Jacoby’s and Mr. Topchy’s bonuses were otherwise paid in cash. These amounts are reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table in this Amendment No. 1.

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

Director Compensation

The Board has adopted a director compensation policy for non-employee directors, effective as of January 16, 2020. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director will receive an annual board service retainer of $35,000 paid in cash and a grant of $50,000 in restricted shares of our common stock, which are expected to vest one year after the date of grant, subject to continued service on such date. The chairperson of our Audit Committee will receive an additional annual committee chair service retainer of $20,000. Other members of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee will receive additional annual cash retainers of $4,000 for each such committee of which they are a member. Each non-employee director may elect to receive up to 100% of his annual cash retainers in shares of our common stock. We also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board or any committee thereof.

For the fiscal year ended December 31, 2021, the Compensation Committee determined to pay all retainers in shares of our common stock, which grants were made on January 3, 2022, along with the 2021 annual grant of common stock. The 2022 annual grant of common stock was made on January 3, 2023.

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2022, other than Mr. Jacoby, who received no separate compensation for his service as a director. For information on the compensation of Mr. Jacoby, please refer to “—Summary Compensation Table.”

Name	Fees Paid in Cash		Stock Awards (1)	Total
Vineet P. Bedi	$43,000		$74,076	$117,076
Joseph Bencivenga (2)	1,192	(3)	70,892	72,084
Donna Brandin	33,931		—	33,931
Jeffrey H. Foster	59,000	(4)	86,822	145,822
Daniel J.W. Neal	43,000		74,076	117,076
Noah Shore (5)	—		—	—
Samuel M. Spiritos	43,000	(6)	74,076	117,076
Thomas M. Yockey	43,000		74,076	117,076
(1)
Represents the grant date fair value of awards of shares of common stock granted on January 3, 2022 under the Plan, which grants were in respect of each director’s 2021 annual grant of common stock and retainers.
(2)
Mr. Bencivenga resigned from the Board on January 11, 2022.
(3)
Includes $1,192 of annual cash retainers, which the director elected to receive in fully vested shares of common stock under the Plan in lieu of cash payments, in accordance with the director compensation policy described above.
(4)
Includes $14,750 of annual cash retainers, which the director elected to receive in fully vested shares of common stock under the Plan in lieu of cash payments, in accordance with the director compensation policy described above.
(5)
Pursuant to the Fortress Governance Agreement, Mr. Shore was designated as a director by the Fortress Member and does not receive any compensation for his service as director.

(6)
Includes $43,000 of annual cash retainers, which the director elected to receive in fully vested shares of common stock under the Plan in lieu of cash payments, in accordance with the director compensation policy described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued under our equity compensation plans (including individual compensation arrangements) as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—		—		—
Equity compensation plans not approved by stockholders	3,672,790	(1)	$6.00	(2)	871,455
Total	3,672,790		$6.00		871,455
(1)
Includes (i) 10,000 stock options issued to Vineet Bedi in June 2018 exercisable for five years from the grant date at the exercise price of $6.00 per share and fully vested; and (ii) 3,662,790 shares of common stock underlying outstanding RSUs, which amount assumes achievement of the maximum level of performance in respect of the RSUs.
(2)
The weighted-average exercise price excludes RSUs, which have no exercise price.

Principal Stockholders

The following table sets forth the beneficial ownership of our common stock as of April 24, 2023 for:

•
each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 33,119,639 shares of common stock and 5,560,296 OP units (not including OP units held by us) outstanding as of April 24, 2023.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of restricted stock units and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 24, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address for persons listed in the table is c/o Broad Street Realty, Inc., 7250 Woodmont Ave, Suite 350, Bethesda, Maryland 20814.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of All Shares	Number of OP Units Beneficially Owned		Percentage of All Shares and OP Units
Named executive officers and directors(1):
Michael Z. Jacoby	3,196,918		9.7%	1,090,104		11.1%
Thomas M. Yockey	2,612,720		7.9%	653,822		8.4%
Vineet P. Bedi	25,000	(2)	*	—		*
Donna Brandin	25,000		*	—		*
Jeffrey H. Foster	44,033		*	33,810		*
Daniel J.W. Neal	973,920	(3)	2.9%	202,861	(4)	3.0%
Noah Shore	—		—	—		—
Samuel M. Spiritos	134,802	(5)	*	—		*
Alexander Topchy	235,003		*	79,995		*

All current executive officers and directors as a group (9 persons)	7,247,396		21.9%	2,060,592		24.1%

More than 5% Beneficial Owners
CF Flyer Mezz Holdings LLC (6)	2,560,000	(7)	7.7%	—		—

* Represents beneficial ownership of less than 1%

(1)
There are no other holders of 5% or greater other than as set forth herein.
(2)
Includes 10,000 fully vested options with an exercise price of $6.00 per share.
(3)
Includes 37,255 shares held by ABL, LLC, a limited liability company of which Mr. Neal is the managing member, and 29,554 shares held by an account for Mr. Neal's child, of which Mr. Neal is custodian.
(4)
Includes 33,810 Common OP units held by ABL, LLC, a limited liability company of which Mr. Neal is the managing member.
(5)
Includes 13,827 shares held by SR BSV Spotswood LLC, a limited liability company of which Mr. Spiritos is the manager.
(6)
Beneficial ownership is as of December 20, 2022 as reflected in a statement on Schedule 13D/A filed by CF Flyer Mezz Holdings LLC (“CF Flyer Mezz”), FCOF V Expansion ULMA-C Investments LLC, FCOF V Expansion CDFG MA-C Investments LLC (Flyer Series), Fortress Credit Opportunities Fund V Expansion (G) L.P., Fortress Credit Opportunities V Advisors LLC, FCO Fund V GP LLC, Hybrid GP Holdings (Cayman) LLC, Hybrid GP Holdings LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC (collectively, the “Current Fortress Beneficial Owners”), CF Flyer PE Investor LLC, CF Flyer PE Holdings LLC and FCOF V Expansion USTMA-C LLC. According to such Schedule 13D, the Current Fortress Beneficial Owners have shared voting power and shared dispositive power over the shares reported above. The principal business address of the Current Fortress Beneficial Owners is 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(7)
Reflects 2,560,000 shares of common stock issuable upon the exercise of a warrant to purchase common stock at an exercise price of $0.01 per share, subject to certain adjustments.

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

Related Party Transactions

The Mergers

As consideration in the Mergers, as a result of their interests in the parties of such Mergers, (i) Mr. Jacoby received 2,533,650 shares of the Company’s common stock and 993,018 Common OP units, (ii) Mr. Yockey received 2,533,650 shares of the Company’s common stock and 556,736 Common OP units, (iii) Mr. Topchy received an aggregate of 137,345 shares of the Company’s common stock and 62,658 Common OP units, (iv) Mr. Neal received, directly or indirectly, 878,170 shares of the Company’s common stock and (v) Mr. Spiritos indirectly received 13,827 shares of the Company’s common stock.

Purchase of BSR Interests

Prior to the completion of the Mergers in 2019, BSR agreed to purchase a percentage of Mr. Yockey's ownership interest in BSR for total consideration of $1.5 million. Approximately $1.0 million of this consideration was paid to Mr. Yockey in the first quarter of 2020 and the remaining $0.5 million was paid to Mr. Yockey in the second quarter of 2021.

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

Fortress Agreements

In connection with the Preferred Equity Investment November 2022, we entered into a number of agreements with affiliates of Fortress.

Preferred Equity Investment

The Operating Partnership and the Eagles Sub-OP entered into a preferred equity investment agreement with the Fortress Member, pursuant to which the Fortress Member made the Preferred Equity Investment and the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fortress Preferred Equity Investment” in this report for additional information regarding the Preferred Equity Investment and the Eagles Sub-OP Operating Agreement.

Fortress Governance Agreement

In connection with the Preferred Equity Investment, we entered into the Fortress Governance Agreement. Pursuant to the Fortress Governance Agreement, so long as (i) the Preferred Equity Investment is outstanding, in whole or in part, or (ii) the Fortress Member or its affiliates hold five percent (5%) or more of our issued and outstanding common stock (assuming all securities held by the Fortress Member or its affiliates that are convertible or exchangeable into shares of common stock have been so converted or exchanged) (the “Governance Rights Period”), at each annual or special meeting of the stockholders, we must nominate, and use reasonable efforts to solicit proxies for, a person identified by the Fortress Member (the “Fortress Director”) to serve on the Board. During the Governance Rights Period, any vacancy in the Fortress Director’s seat on the Board must be filled by the Board with a new Fortress Director identified by the Fortress Member. Furthermore, Messrs. Jacoby and Yockey agreed to vote in favor of each Fortress Director nominated to serve on the Board.

In addition, upon the request of the Fortress Member, the Company must appoint the Fortress Director to each committee of the Board as the Fortress Member may request, subject to certain exceptions and applicable independence and other requirements of the SEC or any national securities exchange or over-the-counter market on which the common stock is traded or quoted.

In connection with the closing of the Preferred Equity Investment, the Board appointed Mr. Shore to serve as the initial Fortress Director.

During the Governance Rights Period, the Fortress Member is also entitled to designate an individual to attend meetings of the Board or any committee thereof, in each case as a non-voting observer and subject to certain exceptions.

Fortress Warrant

In connection with the Preferred Equity Investment, we issued a warrant to purchase common stock (the “Fortress Warrant”) to the Fortress Member. The Fortress Warrant was subsequently assigned to CF Flyer Mezz.

The Fortress Warrant provides CF Flyer Mezz the right to purchase 2,560,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments. The Fortress Warrant may be exercised on a cashless basis and will automatically be deemed exercised in full on a cashless basis upon the occurrence of a Qualified Public Offering.

If at any time we grant, issue or sell any convertible securities or other rights to purchase stock, warrants, securities or other property pro rata to holders of shares of common stock, CF Flyer Mezz will be entitled to acquire, on the same terms as granted to holders of shares of common stock, the aggregate number of convertible securities or other rights to purchase stock, warrants, securities or other property that CF Flyer Mezz would have otherwise been entitled to acquire had CF Flyer Mezz held the number of shares of common stock acquirable upon complete exercise of the Fortress Warrant on the record date for such grant by us.

In the event of a Reorganization Event (as defined in the Fortress Warrant), as a result of which the common stock would be converted into, or exchanged for stock, other securities, other property or assets, the right to receive shares of common stock upon exercise of the Fortress Warrant will be changed to a right to receive the kind and amount of shares of stock, other securities or other property or assets that a holder of one share of common stock was entitled to receive in connection with such Reorganization Event.

Cash Flow Pledge

In connection with the Preferred Equity Investment, the Operating Partnership entered into a cash flow pledge agreement (the “Cash Flow Pledge”) in favor of the Fortress Member. Pursuant to the Cash Flow Pledge, the Operating Partnership pledged to the Eagles Sub-OP, and agreed to contribute to the Eagles Sub-OP, all distributions that the Operating Partnership receives from its subsidiaries that, directly or indirectly, own the Excluded Properties, after taking into account amounts payable by such entities on account of mortgages secured by the Excluded Properties.

Guaranty of Recourse Obligations

In connection with the Preferred Equity Investment, we entered into a guaranty of recourse obligations (the “Company Guaranty”) for the benefit of the Fortress Member. Pursuant to the Company Guaranty, we guaranteed certain obligations of our subsidiaries under the documents entered into in connection with the Preferred Equity Investment. In addition, Messrs. Jacoby and Yockey guaranteed the full payment of the Redemption Amount in the event of a bankruptcy event of us or our subsidiaries without the consent of the Fortress Member or certain other events that interfere with the rights of the Fortress Member under the documents entered into in connection with the Preferred Equity Investment.

Registration Rights Agreement

In connection with the Preferred Equity Investment, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Fortress Member. Pursuant to the Registration Rights Agreement, we provided the Fortress Member with certain registration rights with respect to the shares of common stock issuable upon conversion of the Fortress Preferred Interest and/or the Fortress Mezzanine Loan and the exercise of the Fortress Warrant, including, at any time after a Qualified Public Offering, up to three demand registrations and up to three underwritten offerings in any 12-month period, as well as certain piggyback rights. In addition, we and the Fortress Member agreed to certain lock-up restrictions in connection with any underwritten offerings.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, one of our subsidiaries and CF Flyer Mezz entered into the Fortress Mezzanine Loan. See “Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—Fortress Mezzanine Loan” in this report for additional information regarding the Fortress Mezzanine Loan.”

Receivables and Payables

As of December 31, 2022 and 2021, we had $1.2 million and $0.2 million, respectively, in receivables due from related parties. The $1.2 million at December 31, 2022 relates to the Merger pursuant to which we acquired Lamar Station Plaza West, including the note receivable due from a related party. The $0.2 million at December 31, 2021 relates to receivables due from properties managed by us which were provided to the properties for working capital. Additionally, as of December 31, 2022 and 2021, we had less than $0.1 million and $0.6 million, respectively, in payables due to properties managed by us related to amounts borrowed by us for working capital. On October 6, 2022, Lamar Station Plaza West, a property managed by us and acquired in November 2022, advanced us $1.1 million for deposits related to our financing in November 2022.

Approximately $0.4 million and $1.2 million of our total revenue for the years ended December 31, 2022 and 2021, respectively, was generated from related parties. Additionally, approximately $0.1 million of our accounts receivable, net balance at each of December 31, 2022 and 2021 was owed from related parties.

Management Fees

During the years ended December 31, 2021 and 2022, the Company provided management services for Lamar Station Plaza West, which was acquired during 2022 in the remaining Merger, and the Cypress Point property. The Company received a management fee ranging from 3.0% to 4.0% of such properties’ gross income. Messrs. Jacoby, Yockey and Topchy had interests in the entity that owned Lamar Station Plaza West. Messrs. Jacoby, Yockey, Topchy and Neal had interests in the entity that owned the Cypress Point property. In 2022, the Company terminated the merger agreement related to the Cypress Point property due to the performance of the property.

Midtown Row Acquisition

Messrs. Jacoby, Yockey, Topchy, Foster and Neal had indirect ownership interests in BBL Current Owner, LLC (“BBL Current”), which owned Midtown Row. Mr. Jacoby also served as the chief executive officer and a director of BBL Current. On November 23, 2022, we completed the acquisition of Midtown Row and paid $118.7 million in cash and the Operating Partnership issued 448,180 Common OP units and 1,842,917 Preferred OP units. As consideration in the acquisition of Midtown Row, as a result of their direct or indirect interests in BBL Current, (i) Mr. Jacoby received 97,086 Common OP units, (ii) Mr. Neal indirectly received 202,861 Common OP units, (iii) Mr. Foster received 33,810 Common OP units, (iv) Mr. Yockey received 97,086 Common OP units and (v) Mr. Topchy received 17,337 Common OP units. The Company served as the development manager for Midtown Row and serves as the property manager and the leasing broker for the retail portion of Midtown Row.

Guarantees

Our subsidiaries’ obligations under the Eagles Sub-OP Operating Agreement, the Basis Loan Agreement and the Brookhill mortgage loan are guaranteed by Messrs. Jacoby and Yockey. Our subsidiaries’ obligations under the Sub-OP Operating Agreement were guaranteed by Messrs. Jacoby and Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan, the Sub-OP Operating Agreement, and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the Cromwell mortgage loan agreement. For more information about the Eagles Sub-OP Operating Agreement, the Preferred Equity Investment and the Basis Loan Agreement, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity.”

Tax Protection Agreements

On December 27, 2019, pursuant to the merger agreements for the Mergers, the Company and the Operating Partnership entered into tax protection agreements (the “Initial Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in certain of the Mergers closed on December 27, 2019. On April 4, 2023, pursuant to the applicable merger agreements for the Mergers, the Company and the Operating Partnership entered into a tax protection agreement (together with the Initial Tax Protection Agreements, the “Tax Protection Agreements”), with each of the prior investors in BSV Lamont Investors LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in the Merger whereby the Company acquired Lamar Station Plaza West. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the applicable Merger, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello, Vista Shops at Golden Mile and Lamar Station Plaza West (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the applicable Merger, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

Consulting Agreement

We had engaged Timbergate Ventures, LLC, an entity wholly owned by Mr. Yockey, as a consultant for a two-year term beginning upon the completion of the Mergers on December 27, 2019. Pursuant to this arrangement, we paid Timbergate Ventures, LLC a consulting fee of $200,000 during 2021. This agreement expired on December 26, 2021.

Shulman Rogers LLP Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents us in certain real estate matters, including with matters related to the Mergers. During the years ended December 31, 2022 and 2021, the Company paid $355,279 and $545,305, respectively, in legal fees to Shulman Rogers LLP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The financial statements presented in this report were audited by BDO USA LLP, the Company’s independent registered accounting firm that was appointed upon completion of the Mergers on December 27, 2019.

The following summarizes the fees billed by BDO USA LLP for services performed for the fiscal years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Audit Fees (1)	$1,192,445	$936,929
Audit-Related Fees (2)	177,750	74,766
Total	$1,370,195	$1,011,695

(1)
Fees for services related to the audit of the Company’s financial statements and review of the Company’s unaudited interim financial statements.
(2)
Fees for the audit of the combined statements of revenue and certain operating expenses of the properties that were acquired in 2022 and 2021.

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

3.2

Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 25, 2015).

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

4.2

Warrant to Purchase Common Stock, dated November 22, 2022, by and between Broad Street Realty, Inc. and CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 25, 2022).

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

10.4

Representation Warranty and Indemnification Agreement, dated May 28, 2019, by and among, Michael Z. Jacoby, Thomas M. Yockey, MedAmerica Properties Inc. and Broad Street Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

10.5

Amended and Restated Loan Agreement, dated as of June 29, 2022, by and among BSV Colonial Owner LLC, BSV Lamonticello Owner LLC, BSV Dekalb LLC, BSV Crestview Square LLC, BSV Coral Hills LLC and BSV West Broad Commons LLC, collectively as borrower, and Big Real Estate Finance I, LLC, as lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2022)

10.6

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.7

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement and any substitute or additional Protected Partners in accordance with the terms of the Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.8

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement and any substitute or additional Protected Partners in accordance with the terms of the Agreement. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.9 †	Broad Street Realty, Inc. Amended and Restated 2020 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2021).

10.10	Agreement of Limited Partnership of Broad Street Realty, LP (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on December 22, 2020).

10.11†

Consulting Agreement, dated as of December 27, 2019, between Broad Street Realty, Inc. and Timbergate Ventures, LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on December 22, 2020)

10.12

Capital Contribution Agreement, dated June 16, 2020 by and between Broad Street Operating Partnership, LP and BIG BSP Investments, LLC with respect to a $2,428,000 Capital Contribution to Broad Street BIG First OP LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.13

Capital Contribution Agreement, dated June 16, 2020, by and between Broad Street Operating Partnership, LP and BIG BSP Investments, LLC with respect to a $442,000 Capital Contribution to Broad Street BIG First OP LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.14	Amendment to Basis Loan Agreement dated June 16, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.15†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed on April 15, 2021).

10.16†	Form of Restricted Stock Agreement for Officers (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, filed on May 17, 2021).

10.17	Second Amendment to Basis Loan Agreement, dated May 10, 2021 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on August 16, 2021).

10.18†	Form of Performance Award of Stock Units Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 21, 2021).

10.19

Preferred Equity Investment Agreement, dated November 22, 2022, by and between Broad Street Operating Partnership, LP, Broad Street Eagles JV LLC and CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.20

Amended and Restated Limited Liability Company Agreement of Broad Street Eagles JV LLC, dated November 22, 2022, by and between Broad Street Operating Partnership, LP, CF Flyer PE Investor LLC and the Independent Manager (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.21

Governance Agreement, dated November 22, 2022, by and between Broad Street Realty, Inc., CF Flyer PE Investor LLC and the other parties named therein (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.22

Cash Flow Pledge Agreement, dated November 22, 2022, by Broad Street Operating Partnership, LP in favor of CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.23

Registration Rights Agreement, dated November 22, 2022, by and between Broad Street Realty, Inc. and CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.24

Amendment No. 1 to the Agreement of Limited Partnership of Broad Street Operating Partnership, LP, dated November 22, 2022 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.25

Loan Agreement, dated November 22, 2022, by and between American General Life Insurance Company and The Variable Annuity Life Insurance Company, as lender, and BSR Midtown Current LLC, as borrower (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on November 25, 2022).

10.26

Mezzanine Loan Agreement, dated November 22, 2022, by and between CF Flyer Mezz Lender LLC, as lender, and BSR Midtown Current Parent LLC, as borrower (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on November 25, 2022).

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

BROAD STREET REALTY, INC.

Date:	April 28, 2023	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 28, 2023	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date:	April 28, 2023	By:	/s/ ALEXANDER TOPCHY
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date:	April 28, 2023	By:	/s/ VINEET P. BEDI
Vineet P. Bedi
Director

Date:	April 28, 2023	By:	/s/ DONNA BRANDIN
Donna Brandin
Director

Date:	April 28, 2023	By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Director

Date:	April 28, 2023	By:	/s/ DANIEL J.W. NEAL
Daniel J.W. Neal
Director

Date	April 28, 2023	By:	/s/ NOAH SHORE
Noah Shore
Director

Date:	April 28, 2023	By:	/s/ SAMUEL M. SPIRITOS
Samuel M. Spiritos
Director

Date:	April 28, 2023	By:	/s/ THOMAS M. YOCKEY
Thomas M. Yockey
Director