Form 10-Q
period 2023-03-31
Broad Street Realty, Inc.
filed 2023-06-02
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 31, 2023, the registrant had 33,109,990 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
		(audited)
Assets
Real estate properties
Land	$67,225	$67,225
Building and improvements	302,471	300,699
Intangible lease assets	41,228	41,228
Construction in progress	4,073	4,231
Furniture and equipment	1,711	1,711
Less accumulated depreciation and amortization	(47,811)	(42,047)
Total real estate properties, net	368,897	373,047

Cash and cash equivalents	8,496	12,356
Restricted cash	5,350	4,675
Straight-line rent receivable	2,790	2,343
Tenant and accounts receivable, net of allowance of $193 and $165, respectively	1,926	1,874
Derivative assets	2,830	3,426
Other assets, net	3,857	4,565
Total Assets	$394,146	$402,286

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $13,194 and $17,895, respectively, at fair value under the fair value option)	$262,658	$267,616
Accounts payable and accrued liabilities	14,599	15,411
Unamortized intangible lease liabilities, net	1,360	1,553
Payables due to related parties	54	44
Deferred tax liabilities	2,285	3,968
Deferred revenue	1,528	1,252
Total liabilities	282,484	289,844

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	76,525	73,697

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,412,278 and 32,256,974 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	324	323
Additional paid in capital	68,350	72,097
Accumulated deficit	(33,940)	(33,294)
Accumulated other comprehensive income	1,788	56
Total Broad Street Realty, Inc. stockholders' equity	36,522	39,182
Noncontrolling interest	(1,385)	(437)
Total permanent equity	35,137	38,745
Total Liabilities, Temporary Equity and Permanent Equity	$394,146	$402,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$10,208	$6,727
Commissions	856	448
Management fees and other income	68	127
Total revenues	11,132	7,302
Operating Expenses
Cost of services	415	373
Depreciation and amortization	5,568	4,117
Property operating	3,061	2,085
Bad debt expense	42	29
General and administrative	3,671	3,698
Total operating expenses	12,757	10,302
Operating loss	(1,625)	(3,000)

Other income (expense)
Interest and other income	13	11
Derivative fair value adjustment	(179)	1,765
Net gain on fair value change of debt held under the fair value option	3,235	—
Interest expense	(4,781)	(2,588)
Other expense	(6)	(5)
Total other expense	(1,718)	(817)
Net loss before income taxes	(3,343)	(3,817)
Income tax benefit	1,683	627
Net loss	$(1,660)	$(3,190)
Less: Preferred equity return on Fortress preferred equity	(3,427)	—
Less: Preferred equity accretion to redemption value	(415)	—
Less: Preferred OP units return	(112)	—
Plus: Net loss attributable to noncontrolling interest	1,014	247
Net loss attributable to common stockholders	$(4,600)	$(2,943)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.13)	$(0.09)

Weighted average shares outstanding
Basic and diluted	35,374,216	31,966,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(1,660)	$(3,190)
Other comprehensive income:
Change in fair value due to credit risk on debt held under the fair value option	1,732	—
Total other comprehensive income	1,732	—
Comprehensive income (loss)	$72	$(3,190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2021	500	$—	31,873,428	$319	$70,022	$(19,543)	$—	$(2,674)	$48,124
Stock-based compensation	—	—	165,700	1	784	—	—	—	785
Tax effect of change in ownership percentage of OP	—	—	—	—	(3)	—	—	—	(3)
Net loss	—	—	—	—	—	(2,943)	—	(247)	(3,190)
Balance at March 31, 2022	500	—	32,039,128	320	70,803	(22,486)	—	(2,921)	45,716

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2022	500	$—	32,256,974	$323	$72,097	$(33,294)	$56	$(437)	$38,745
Forfeiture of restricted stock	—	—	(6,695)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,126)	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	166,125	1	213	—	—	—	214
Preferred equity return on preferred equity investment	—	—	—	—	(3,427)	—	—	—	(3,427)
Preferred equity accretion	—	—	—	—	(415)	—	—	—	(415)
Preferred OP Units return	—	—	—	—	(112)	—	—	66	(46)
Other comprehensive income	—	—	—	—	—	—	1,732	—	1,732
Net loss	—	—	—	—	—	(646)	—	(1,014)	(1,660)
Balance at March 31, 2023	500	—	32,412,278	324	68,350	(33,940)	1,788	(1,385)	35,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,660)	$(3,190)
Adjustments to reconcile net loss to net cash provided by operating activities
Deferred income taxes	(1,683)	(627)
Depreciation and amortization	5,568	4,117
Amortization of deferred financing costs and debt discounts	279	380
Amortization and (accretion) of above and below market lease intangibles, net	48	(124)
Minimum multiple on preferred interests	(77)	(371)
Straight-line rent revenue	(446)	(131)
Straight-line rent expense	(9)	(7)
Stock-based compensation	214	785
Change in fair value of derivatives	179	(1,765)
Change in fair value of debt held under the fair value option	(3,235)	—
Bad debt expense	42	29
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(94)	419
Other assets	560	261
Receivables due from related parties	—	1
Accounts payable and accrued liabilities	(584)	1,193
Payables due to related parties	10	16
Deferred revenues	276	(182)
Net cash (used in) provided by operating activities	(612)	804
Cash flows from investing activities
Capitalized pre-acquisition costs, net of refunds	—	(100)
Capital expenditures for real estate	(1,086)	(808)
Net cash used in investing activities	(1,086)	(908)
Cash flows from financing activities
Borrowings under debt agreements	—	304
Repayments under debt agreements	(459)	(863)
Preferred equity return on preferred equity investment	(1,014)	—
Capitalized pre-refinancing costs	(8)	—
Taxes remitted upon vesting of restricted stock	(6)	—
Debt origination and discount fees	—	(4)
Proceeds from related parties	—	199
Net cash used in financing activities	(1,487)	(364)
Decrease in cash, cash equivalents, and restricted cash	(3,185)	(468)
Cash, cash equivalents and restricted cash at beginning of period	17,031	11,024
Cash, cash equivalents and restricted cash at end of period	$13,846	$10,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flow Information
Interest paid	$4,135	$2,460

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	(2,404)	—
Accrued Current Preferred Return	(356)	—
Accrued offering costs	—	457
Accrued capital expenditures for real estate	643	341

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$8,496	$2,251
Restricted cash	5,350	8,305
Cash, cash equivalents and restricted cash at end of period	$13,846	$10,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

March 31, 2023

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2023, the Company had gross real estate assets of $411.7 million (gross real estate properties less gross real estate intangibles liabilities) in 17 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2023, the Company owned 85.4% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

Liquidity, Management’s Plan and Going Concern

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

Specifically, as of March 31, 2023, the Company had three mortgage loans on three properties with a combined principal balance outstanding of approximately $28.4 million that mature within twelve months of the date that these financial statements are issued. One of the mortgage loans with a balance of $5.2 million as of March 31, 2023 was refinanced on May 5, 2023. The Company projects that it will not have sufficient cash available to pay off the other mortgage loans upon maturity and is currently seeking to refinance the loans prior to maturity in June 2023 and July 2023. On May 16, 2023, the Company entered into a purchase and sale agreement to sell one of the properties for $23.0 million, which property secures a mortgage loan with an outstanding balance of $11.8 million as of March 31, 2023. There can be no assurances that the Company will be successful in its efforts to sell the property or refinance the mortgage loans on favorable terms or at all. If the Company is unable to sell the property or refinance these mortgage loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, the Company would not have any further financial obligations to the lenders as the estimated market value of these properties are in excess of the outstanding loan balances.

The Lamont Street Preferred Interest (as defined below) had an outstanding balance of $4.2 million as of March 31, 2023 and must be redeemed on or before September 30, 2023. The Lamont Street Redemption Date (as defined below) can be extended by the Company to September 30, 2024 and September 30, 2025, in each case subject to certain conditions and approval by Lamont Street (as defined below). There can be no assurance that the Company will be successful in exercising these extension options or refinancing the Lamont Street Preferred Interest prior to the Lamont Street Redemption Date. If the Company is unable to extend or refinance the Lamont Street Preferred Interest prior to the redemption date, Lamont Street may remove the Operating Partnership as the manager of the BSV Highlandtown and BSV Spotswood (each as defined below). On May 5, 2023, the Company redeemed $1.7 million of the Lamont Street Preferred Interest with proceeds from the refinancing of the loan secured by Highlandtown.

In addition, the Basis Term Loan (as defined below), has an outstanding balance of $66.9 million and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions, including a material adverse change clause, and approval by the lender. The Company exercised one of the one-year extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans or preferred equity. On May 26, 2023, the Company entered into a purchase and sale agreement to sell one of the properties that secures the Basis Term Loan for $23.1 million. There can be no assurances, however, that the Company will be successful in exercising the remaining extension option, selling the property under contract or refinancing the Basis Term Loan prior to its maturity. If the Company is unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan.

If the Company fails to refinance or otherwise repay the Basis Term Loan and the mortgage loan secured by Spotswood Valley Square Shopping Center, redeem the Lamont Street Preferred Interest and contribute the applicable properties to the Eagles Sub-OP (as defined below) by the applicable outside dates (as described below), it would be considered a trigger event under the Eagles Sub-OP

Operating Agreement (as defined below), upon which the Fortress Member has certain rights, including the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest (as defined below). See Note 9 below.

Management is in discussions with various lenders to extend or refinance its debt prior to maturity, including the Basis Term Loan and the remaining Lamont Street Preferred Interest. However, there is no assurance that the Company will be able to extend or refinance such debt, which creates substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that these financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of March 31, 2023.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reports. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The unaudited condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on May 1, 2023.

The interim condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on May 1, 2023. During the three months ended March 31, 2023, there were no material changes to these policies.

Change in Presentation

The Company has made certain reclassifications to prior period financial statements in order to enhance the comparability with current period financial statements.

Accounting Guidance

Adoption of Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Reference rate reform has not had a material impact on any of the Company's existing contracts. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by Topic 848 as they occur, but expects their application will not have a material effect on the Company's condensed consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Losses model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. The ASU also requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This ASU is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The adoption of this standard did not have an impact on the Company's condensed consolidated financial statements and related disclosures.

Note 3 – Real Estate

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2023, which includes rental income for the three months ended March 31, 2023 and 2022.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2023	March 31, 2023	March 31, 2023	2023	2022
Maryland	6	$100,467	24.4%	$3,150	$3,028
Virginia	6	211,053	51.4%	4,222	1,757
Pennsylvania	1	27,786	6.7%	683	475
Washington D.C.	1	8,422	2.0%	182	134
Colorado	3	63,988	15.5%	1,971	1,333
	17	$411,716	100.0%	$10,208	$6,727

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
Assets:
Above-market leases	$5,150	$5,150
Above-market leases accumulated amortization	(2,440)	(2,199)
In-place leases	36,078	36,078
In-place leases accumulated amortization	(20,555)	(18,251)
Total net real estate intangible assets	$18,233	$20,778

Liabilities
Below-market leases	4,992	4,992
Below-market leases accumulated amortization	(3,632)	(3,439)
Total net real estate intangible liabilities	$1,360	$1,553

For the three months ended March 31, 2023 and 2022, the Company recognized amortization related to in-place leases of approximately $2.3 million and $1.9 million, respectively, and net amortization related to above-market leases and below-market leases for the three months ended March 31, 2023 and 2022 of less than $0.1 million and approximately $(0.1) million, respectively, in its condensed consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of March 31, 2023:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2023	$4,597	$666	$(478)	$4,785
2024	3,636	703	(457)	3,882
2025	2,507	541	(200)	2,848
2026	1,751	313	(115)	1,949
2027	1,175	215	(58)	1,332
2028	600	127	(26)	701
Thereafter	1,257	145	(26)	1,376
Total	$15,523	$2,710	$(1,360)	$16,873

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 5 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 are detailed in the table below:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid assets and deposits	$1,106	$1,722
Leasing commission costs, net	901	805
Right-of-use assets, net	586	695
Pre-acquisition costs	2	8
Other receivables, net	43	101
Corporate property, net	49	64
Receivables from related parties	1,170	1,170
Total assets	$3,857	$4,565

Receivables due from related parties as of March 31, 2023 and December 31, 2022 are described further in Note 15 “Related Party Transactions”.

Note 6 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 are detailed in the table below:

(in thousands)	March 31, 2023	December 31, 2022
Trade payable	$2,717	$2,476
Security deposit	2,496	2,529
Real estate tax payable	1,795	1,231
Interest payable	1,714	1,570
Derivative liability	790	1,208
Lease payable	620	738
Other	4,467	5,659
Accounts payable and accrued liabilities	$14,599	$15,411

Note 7 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at March 31, 2023 and December 31, 2022:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	March 31, 2023		December 31, 2022
Basis Term Loan (net of discount of $57 and $79, respectively)	January 1, 2024	Floating (2)	8.620%	$67,127	(3)	$67,086	(3)
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (4)	4.06%	12,680		12,760
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,956		2,985
Vista Shops at Golden Mile Loan (net of discount of $1 and $12, respectively)	June 24, 2023	Fixed	3.83%	11,416		11,478
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	7.61%	8,749		8,762
Lamar Station Plaza West Loan (net of discount of $87 and $95, respectively)	December 10, 2027	Fixed	5.67%	18,325		18,317
Lamont Street Preferred Interest (net of discount of $19 and $29, respectively) (5)	September 30, 2023	Fixed	13.50%	4,155		4,241
Highlandtown Village Shopping Center Loan (net of discount of $7 and $14, respectively) (6)	May 6, 2023	Fixed	4.13%	5,207		5,241
Cromwell Field Shopping Center Loan (net of discount of $72 and $77, respectively)	December 22, 2027	Fixed	6.71%	10,118		10,113
Midtown Row Loan (net of discount of $23 and $25, respectively)	December 1, 2027	Fixed	6.48%	75,977		75,975
Midtown Row/Fortress Mezzanine Loan (7)	December 1, 2027	Fixed	12.00%	13,194		17,895
Spotswood Valley Square Shopping Center Loan (net of discount of $15 and $31, respectively)	July 6, 2023	Fixed	4.82%	11,782		11,849
The Shops at Greenwood Village (net of discount of $90 and $94, respectively)	October 10, 2028	Prime – 0.35% (8)	4.08%	22,635		22,772
				$264,321		$269,474
Unamortized deferred financing costs, net				(1,663)		(1,858)
Total Mortgage and Other Indebtedness				$262,658		$267,616

(1)
At March 31, 2023, the floating rate loans tied to the London Inter-Bank Offered Rate (“LIBOR”) were based on the one-month LIBOR rate of 4.86%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR (as defined below) plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement to cap the SOFR interest rate at 4.65% effective January 1, 2023, which replaced the existing interest rate cap agreement that capped the SOFR interest rate at 3.5%.
(3)
The outstanding balance includes $0.3 million of exit fees.
(4)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR.
(5)
The outstanding balance includes approximately $0.3 million of indebtedness as of each of March 31, 2023 and December 31, 2022 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest.”
(6)
On May 5, 2023, the Company refinanced the Highlandtown Village Shopping Center Loan to extend the maturity date to May 10, 2028 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.085% as described below under the heading “—Mortgage Indebtedness”. The prior loan carried an interest rate of 4.13%.
(7)
The outstanding balance reflects the fair value of the debt.
(8)
On October 6, 2021, the Company entered into an interest rate swap which fixes the interest rate of this loan at 4.082%. On May 1, 2023, the interest rate was amended to replace Prime with SOFR plus a spread of 2.85%. The Company terminated the existing interest rate swap and entered into a new interest rate swap agreement to fix the interest rate at 5.85%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Company exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of March 31, 2023, the effective interest rate of the Basis Term Loan was 8.62% and the outstanding balance was $66.9 million.

The Company was in compliance with the Basis Loan Agreement's debt service coverage calculation for the twelve months ended March 31, 2023.

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

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests are to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended by the Company to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). As of March 31, 2023, the remaining Lamont Street Minimum Multiple Amount was approximately $0.3 million, which is included in indebtedness on the condensed consolidated balance sheet.

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

On May 5, 2023, the Company refinanced the Highlandtown mortgage loan and used a portion of the proceeds to redeem $1.9 million of the Lamont Street Preferred Interest.

Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2023 and December 31, 2022, the Company had approximately $179.8 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties.

On October 6, 2021, the Company entered into a $23.5 million mortgage loan secured by the Greenwood property, which bears interest at prime rate less 0.35% per annum and matures on October 10, 2028. The Company entered into an interest rate swap which fixed the interest rate of the loan at 4.082%. On May 1, 2023, the interest rate was amended to replace Prime with SOFR plus a spread of 2.85%. The Company terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement which fixes the interest rate of the loan at 5.85%.

On May 5, 2023, the Company refinanced the mortgage loan secured by Highlandtown Village Shopping Center. The new loan has a principal balance of $8.7 million, which bears interest at SOFR plus a spread of 2.5% per annum and matures on May 10, 2028. The Company has entered into an interest rate swap which fixes the interest rate of the loan at 6.085%.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company also entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on

December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan will be paid in cash (the “Current Interest”) and a portion of the interest will be capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate is 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at March 31, 2023 and December 31, 2022 was $13.2 million and $17.9 million, respectively. For the three months ended March 31, 2023, the Company recognized $3.2 million in net gain on fair value change on debt held under the fair value option in the condensed consolidated statements of operations and $1.7 million in Change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2023, the Company recognized $0.5 million of interest expense in the condensed consolidated statements of operations, which includes $0.3 million of Capitalized Interest recorded in the condensed consolidated balance sheets.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of March 31, 2023:

(dollars in thousands)	Amount Due
Remainder of 2023	$33,687
2024	81,128
2025	12,005
2026	2,063
2027	118,226
2028	19,772
Thereafter	-
266,881
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(4,223)
Total	$262,658

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of March 31, 2023 and December 31, 2022, the effective interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR.

On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 4.082%. On May 1, 2023, the Company terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 5.85%. The Company also received $2.2 million upon the termination of the existing interest rate swap agreement.

On May 5, 2023, the Company entered into an interest rate swap agreement on the Highlandtown Village Shopping Center mortgage loan to fix the interest rate at 6.085%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended March 31, 2023 and 2022, the Company recognized (losses) gains of approximately $(0.6) million and $1.8 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022 was an interest rate cap asset of $0.2 million for each period and an interest rate swap asset of approximately $2.6 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively. The interest rate cap asset and interest rate swap asset are included in Derivative assets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of March 31, 2023, the Company was in compliance with all covenants under its debt agreements.

Note 8 – Commitments and Contingencies

Litigation

From time to time, the Company or its properties may be subject to claims and suits in the ordinary course of business. The Company’s lessees and borrowers have indemnified, and are obligated to continue to indemnify, the Company against all liabilities arising from the operations of the properties and are further obligated to indemnify it against environmental or title problems affecting the real estate underlying such facilities. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on its condensed consolidated financial condition, results of operations or cash flows.

Note 9 – Fortress Preferred Equity Investment

On November 22, 2022, the Company, the Operating Partnership and Broad Street Eagles JV LLC, a newly formed subsidiary of the Operating Partnership (the “Eagles Sub-OP”), entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). The Company consolidates the Eagles Sub-OP under the guidance set forth in Accounting Standards Codification (“ASC”) 810, Consolidation. The Company evaluated whether the Eagles Sub-OP met the criteria for classification as a variable interest entity (“VIE”) or, alternatively, as a voting interest entity and concluded that that the Eagles Sub-OP met the criteria of a VIE. The Company is considered to have a controlling financial interest in the Eagles Sub-OP because the Company determined that it is the primary beneficiary because it is most closely associated with the Eagles Sub-OP.

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of March 31, 2023, the Capitalized Preferred Return was approximately $3.5 million and is reflected within Preferred equity investment on the condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company recognized $1.0 million and $2.4 million of Current Preferred Return and Capitalized Preferred Return, respectively, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Preferred Equity Investment is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress

Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Preferred Equity Investment and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company recognized a gain of $0.4 million in derivative fair value adjustment in the condensed consolidated statements of operations. The derivative liability was $0.8 million and $1.2 million at March 31, 2023 and December 31, 2022, respectively, and is reflected in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the three months ended March 31, 2023.

(thousands)	Preferred Equity Investment
Balance at December 31, 2022	$73,697
Preferred equity return	2,413
Preferred equity accretion	415
Balance at March 31, 2023	$76,525

Note 10 – Equity

Common Stock

On January 3, 2023 and April 3, 2023, the Company issued 166,125 and 32,904 shares of common stock, respectively, to its directors. On April 3, 2023, the Company issued 254,839 shares of common stock to Mr. Jacoby in lieu of cash payment of 50% of his bonus pursuant to the cash bonus plan approved by the compensation committee of the Company’s board of directors for the year ended December 31, 2022. The foregoing shares were issued under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of March 31, 2023 and December 31, 2022, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of March 31, 2023, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of March 31, 2023 and December 31, 2022, the Company owned an 85.4% interest and an 85.3% interest, respectively, in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the Common OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the Common OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Holders of Preferred OP units have the right to convert each Preferred OP unit into one Common OP unit, plus a cash payment for each Preferred OP unit so converted equal to (i) (A) the liquidation preference of the Preferred OP unit at such time, minus (B) $2.00 and (ii) all accrued and unpaid monthly distributions (to the extent not already added to the liquidation preference) (the “Conversion Liquidation Payment”). The liquidation preference means the sum of (i) $2.00 and (ii) the accrued Capitalized Preferred OP Unit Return (as defined below). On the date that the common stock is first listed on the New York Stock Exchange, the NYSE American or the Nasdaq Stock Market, each Preferred OP unit will automatically convert into one Common OP unit and the right to receive the Conversion Liquidation Payment. Pursuant to the amended Agreement of Limited Partnership of the Operating Partnership, a portion of the return on the Preferred OP units will be paid in cash (the “Current Preferred OP Unit Return”) and a portion of the return will accrue on and be added to the liquidation preference of the Preferred OP units each month (the “Capitalized Preferred OP Unit Return” and, together with the Current Preferred OP Unit Return, the “Preferred OP Unit Return”). The initial Preferred OP Unit Return is 12% per annum, comprised of a 5% Current Preferred OP Unit Return and a 7% Capitalized Preferred OP Unit Return.

The Capitalized Preferred OP Unit Return increases each year by 1%. After November 23, 2027, the Preferred OP Unit Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. The Preferred OP units have no voting rights.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of March 31, 2023, there were 712,025 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the three months ended March 31, 2023 and 2022.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2022	159,439	$2.24
Vested	(59,607)	2.25
Forfeitures	(6,695)	2.95
Outstanding as of March 31, 2023	93,137	$2.23

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2021	237,621	$1.26
Vested	(172,580)	0.75
Outstanding as of March 31, 2022	65,041	$0.51

Of the restricted shares that vested during the three months ended March 31, 2023, 4,126 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three months ended March 31, 2023 and 2022 was less than $0.1 million, and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of March 31, 2023 was approximately $0.1 million and will be recognized over a weighted-average period of 1.2 years.

On April 3, 2023, the Company granted 419,618 restricted shares of common stock to certain employees, which will vest ratably on January 1, 2024, January 1, 2025, and January 1, 2026, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

Restricted Stock Units

The Company’s restricted stock unit (“RSU”) awards represent the right to receive unrestricted shares of common stock based on the achievement of Company performance objectives as determined by the Company’s compensation committee. Grants of RSUs generally entitle recipients to shares of common stock equal to 0% up to 300% of the number of units granted on the vesting date. RSUs are not eligible to vote or to receive dividends prior to vesting. Dividend equivalents are credited to the recipient and are paid only to the extent that the RSUs vest based on the achievement of the applicable performance objectives.

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee’s resignation. The remaining unrecognized costs from RSU awards as of March 31, 2023 was approximately $2.7 million and will be recognized over 2.8 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the three months ended March 31, 2023 and 2022 are presented in the tables below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2022	10,000	$6.00	$—	0.45	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at March 31, 2023	10,000	$6.00	$—	0.20	$—

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2021	70,000	$7.71	$—	0.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at March 31, 2022	70,000	$7.71	$—	0.51	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 10,000 and 70,000 outstanding options at March 31, 2023 and 2022, respectively, were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at March 31, 2023. The intrinsic value is not material.

Warrants

On June 4, 2021, the Company issued to Lamont Street warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “2021 Lamont Warrants”). The 2021 Lamont Warrants were issued in connection with the issuance of the Lamont Street Preferred Interest described in Note 7 under the heading “—Lamont Street Preferred Interest.” The expected life is based on the contractual life of the warrants at the date of grant, which is 4.3 years.

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

On November 23, 2022, the Company issued to Lamont Street warrants to purchase 500,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments (the “2022 Lamont Warrants”). The 2022 Lamont Warrants may be exercised on a cashless basis. The expected life is based on the contractual life of the warrants at the date of grant, which is 5 years.

The fair value of the Company's warrants is estimated using the Black-Scholes method at issuance, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate of the date of grant.

Note 11 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three months ended March 31, 2023 and 2022 by type of service:

	Topic 606	Three Months Ended March 31,
(in thousands)	Revenue Recognition	2023	2022
Topic 606 Revenues
Leasing commissions	Point in time	$818	$302
Property and asset management fees	Over time	33	70
Sales commissions	Point in time	38	146
Development fees	Over time	9	—
Engineering services	Over time	14	57
Topic 606 Revenue		912	575
Out of Scope of Topic 606 revenue
Rental income		$10,208	$6,727
Sublease income		12	—
Total Out of Scope of Topic 606 revenue		10,220	6,727
Total Revenue		$11,132	$7,302

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of March 31, 2023 are as follows:

(in thousands)
Remainder of 2023	$20,388
2024	23,425
2025	21,130
2026	17,639
2027	14,781
2028	10,781
Thereafter	32,854
Total	$140,998

Note 12 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three months ended March 31, 2023 and 2022 was approximately 6.8 million and 4.1 million, respectively.

The following table sets forth the computation of earnings per common share for the three months ended March 31, 2023 and 2022:

(in thousands, except per share data)	Three Months Ended March 31,
Numerator:	2023	2022
Net loss	$(1,660)	$(3,190)
Less: Preferred equity return on Fortress preferred equity	(3,427)	—
Less: Preferred equity accretion to redemption value	(415)	—
Less: Preferred OP units return	(112)	—
Plus: Net loss attributable to noncontrolling interest	1,014	247
Net loss attributable to common stockholders	$(4,600)	$(2,943)
Denominator
Basic weighted-average common shares	35,374	31,967
Dilutive potential common shares	—	—
Diluted weighted-average common shares	35,374	31,967

Net loss per common share- basic and diluted	$(0.13)	$(0.09)

Note 13 – Fair Value of Financial Instruments

The Company uses fair value measures to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. GAAP establishes a three-level hierarchy that prioritizes inputs into the valuation techniques used to measure fair value. Fair value measurements associated with assets and liabilities are categorized into one of the following levels of the hierarchy based upon how observable the valuation inputs are that are used in the fair value measurements.

•
Level 1 — The valuation is based upon quoted prices in active markets for identical instruments.
•
Level 2 — The valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.
•
Level 3 — The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar methodologies, which incorporates management's own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments and the Fortress Mezzanine Loan. The following tables present the carrying amounts of these assets and liabilities that are measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of the Company’s assets and liabilities are categorized:

		Fair Value Measurements
(in thousands)	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2,830	$—	$2,830	$—

Liabilities:
Derivative instruments	$790	$—	$790	$—
Fortress Mezzanine Loan	13,194	—	13,194	—

		Fair Value Measurements
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$3,426	$—	$3,426	$—

Liabilities:
Derivative instruments	$1,208	$—	$1,208	$—
Fortress Mezzanine Loan	17,895	—	17,895	—

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

The Preferred Equity Investment contains embedded features that are required to be bifurcated from the temporary equity-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The fair value of the embedded derivative liability was valued using a binomial lattice-based model which takes into account variables such as estimated volatility, expected holding period, stock price, the exit fee and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the valuation date. This technique incorporates Level 1 and Level 2 inputs. The fair value of the embedded derivative liability is included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The Fortress Mezzanine Loan is a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The fair value option election for the Fortress Mezzanine Loan is due to the number and complexity of features that would require separate bifurcation absent this election. The fair value of the Fortress Mezzanine Loan is valued using a binomial lattice-based model which takes into account variables such as estimated volatility, expected holding period, stock price, the exit fee and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the valuation date. This technique incorporates Level 1 and Level 2 inputs.

Financial Assets and Liabilities Not Carried at Fair Value

The tables below provide information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes the information based upon the level of the fair value hierarchy within which fair value measurements are categorized.

	At March 31, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,496	$8,496	$—	$—
Restricted cash	5,350	5,350	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$111,191	$—	$111,191	$—
Mortgage and other indebtedness, net - fixed rate	139,936	—	141,237	—

	At December 31, 2022
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,356	$12,356	$—	$—
Restricted cash	4,675	4,675	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$111,380	$—	$111,380	$—
Mortgage and other indebtedness, net - fixed rate	140,199	—	139,447	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2023 and December 31, 2022 due to the short-term nature of these instruments (Level 1).

At March 31, 2023 and December 31, 2022, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at March 31, 2023 and December 31, 2022 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of March 31, 2023 and December 31, 2022 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 14 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2023 and 2022 reflects an income tax benefit of approximately $1.7 million and $0.6 million, respectively, at an estimated annual effective tax rate of 23.1% and 24.9%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the Operating Partnership and net gain on change in fair value of debt held under the fair value option, each of which is not subject to tax and state income taxes.

Note 15 – Related Party Transactions

Receivables and Payables

As of each of March 31, 2023 and December 31, 2022, the Company had $1.2 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.2 million at March 31, 2023 and December 31, 2022 relates to the merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of March 31, 2023 and December 31, 2022, the Company had approximately $0.1 million and less than $0.1 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets. On October 6, 2022, Lamar Station Plaza West, a property managed by the Company and acquired in November 2022, advanced the Company $1.1 million for deposits related to the Company’s financing in November 2022. Such amount is eliminated in consolidation.

Approximately $0.1 million of the Company’s total revenue for the three months ended March 31, 2022 was generated from related parties. The amount for the three months ended March 31, 2023 was de minimis. Additionally, approximately $0.1 million of the Company’s accounts receivable, net balance at December 31, 2022 was owed from related parties. The amount for the three months ended March 31, 2023 was de minimis.

Management Fees

During the three months ended March 31, 2022, the Company provided management services for Lamar Station Plaza West, which was acquired in the fourth quarter of 2022 in the remaining merger, and the Cypress Point property. The Company received a management fee ranging from 3.0% to 4.0% of such properties’ gross income. Messrs. Jacoby, Yockey and Topchy had interests in the entity that owned Lamar Station Plaza West. Messrs. Jacoby, Yockey, Topchy and Neal had interests in the entity that owned the Cypress Point property. In the third quarter of 2022, the Company terminated the merger related to the Cypress Point property due to the performance of the property.

Tax Protection Agreements

On December 27, 2019, the Company and the Operating Partnership entered into tax protection agreements (the “Initial Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in certain of the Initial Mergers. On April 4, 2023, the Company and the Operating Partnership entered into a tax protection agreement (together with the Initial Tax Protection Agreements, the “Tax Protection Agreements”), with each of the prior investors in BSV Lamont Investors LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in the merger whereby the Company acquired Lamar Station Plaza West. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the applicable merger, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello, Vista Shops at Golden Mile and Lamar Station Plaza West (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the applicable merger, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Code.

Guarantees

The Company’s subsidiaries’ obligations under the Eagles Sub-OP Operating Agreement, Basis Loan Agreement and the Brookhill mortgage loan are guaranteed by Messrs. Jacoby and Yockey. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the Cromwell mortgage loan agreement.

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended March 31, 2023 and 2022, the Company paid approximately $0.1 million and less than $0.1 million, respectively, in legal fees to Shulman Rogers LLP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. References to “we,” “our,” “us,” and “Company” refer to Broad Street Realty, Inc., together with its consolidated subsidiaries.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q (this “report”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “project,” “seek,” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2023, we owned 17 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our retail portfolio as of March 31, 2023 and December 31, 2022. For additional information, see “—Our Portfolio.”

	As of	As of
	March 31, 2023	December 31, 2022
Number of properties	17	17
Number of states	5	5
Total square feet (in thousands)	2,026	2,026
Anchor spaces	1,104	1,104
Inline spaces	922	922
Leased % of rentable square feet (1):
Total portfolio	90.8%	90.4%
Anchor spaces	96.3%	96.3%
Inline spaces	84.2%	83.4%
Occupied % of rentable square feet (1):
Total portfolio	85.4%	84.0%
Anchor spaces	90.6%	89.6%
Inline spaces	79.3%	77.3%
Average remaining lease term (in years) (2)	5.5	5.3
Annualized base rent per leased square feet (3)	$14.07	$13.76
(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of March 31, 2023 or December 31, 2022, as applicable, divided by (b) total GLA as of March 31, 2023 or December 31, 2022, as applicable, expressed as a percentage.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2023 or December 31, 2022, as applicable.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2023, we owned 85.4% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

As of March 31, 2023, we owned 17 properties, of which 14 are located in the Mid-Atlantic region and three are located in Colorado. Retail properties comprise our entire portfolio except for a portion of one of our properties (Midtown Row), which includes a student housing property. Our retail properties have 2,026,152 total square feet of GLA. The following table provides additional information about the retail properties in our portfolio as of March 31, 2023.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$661,172	$23.36	2.6%	$8,422
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	84.8%	1,522,121	10.99	5.9%	17,381
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,513	100.0%	1,615,678	18.89	6.2%	16,502
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,510,790	20.23	5.8%	18,653
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,410	90.8%	2,062,284	9.73	8.0%	18,251
Dekalb Plaza	East Norriton, PA	2017	178,356	97.8%	2,051,921	11.76	7.9%	27,786
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,678	97.2%	3,414,104	17.68	13.2%	32,194
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,079,470	18.77	4.2%	7,356
Hollinswood Shopping Center	Baltimore, MD	2020	112,648	92.0%	1,730,367	16.70	6.7%	24,910
Lamar Station Plaza East	Lakewood, CO	1984	83,819	41.2%	528,766	15.31	2.0%	8,745
Lamar Station Plaza West	Lakewood, CO	2016	186,705	100.0%	2,125,867	11.39	8.2%	23,049
Midtown Colonial	Williamsburg, VA	2018	98,067	85.7%	1,009,790	12.02	3.9%	17,780
Midtown Lamonticello	Williamsburg, VA	2019	63,157	92.5%	978,846	16.75	3.8%	16,043
Midtown Row (Retail Portion)	Williamsburg, VA	2021	62,863	26.1%	420,873	25.68	1.6%	125,499
Spotswood Valley Square Shopping Center	Harrisonburg, VA	1997	190,646	100.0%	1,933,078	10.14	7.5%	14,411
Vista Shops at Golden Mile	Frederick, MD	2009	98,860	100.0%	1,799,041	18.20	7.0%	14,795
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	93.3%	1,431,965	14.00	5.5%	19,939
Total			2,026,152	90.8%	$25,876,133	$14.07	100.0%	$411,716

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of March 31, 2023, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 85.4% as of March 31, 2023.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of March 31, 2023, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2023.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of March 31, 2023, which includes rental income for the three months ended March 31, 2023 and 2022.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2023	March 31, 2023	March 31, 2023	2023	2022
Maryland	6	$100,467	24.4%	$3,150	$3,028
Virginia	6	211,053	51.4%	4,222	1,757
Pennsylvania	1	27,786	6.7%	683	475
Washington D.C.	1	8,422	2.0%	182	134
Colorado	3	63,988	15.5%	1,971	1,333
	17	$411,716	100.0%	$10,208	$6,727

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2022 Annual Report on Form 10-K, which was filed with the SEC on May 1, 2023. During the three months ended March 31, 2023, there were no material changes to these policies. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of March 31, 2023, approximately 42.2% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of March 31, 2023, approximately 9.2% of our GLA was vacant and approximately 4.8% of our leases (based on GLA) were scheduled to expire on or before December 31, 2023. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Pending Dispositions

On May 16, 2023, we entered into a purchase and sale agreement to sell the Spotswood property for a purchase price of $23.0 million in cash and, on May 26, 2023, we entered into a purchase and sale agreement to sell the Dekalb property for a purchase price of $23.1 million in cash. Each of the dispositions is subject to customary closing conditions, including the satisfactory completion of the buyer’s due diligence. There can be no assurances that these conditions will be satisfied or that we will complete the dispositions on the terms described herein or at all.

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

Results of Operations

This section provides a comparative discussion on our results of operations and should be read in conjunction with our condensed consolidated financial statements, including the accompanying notes.

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	For the Three Months Ended		Change
(dollars in thousands)	March 31, 2023	March 31, 2022	$	%
Revenues
Rental income	$10,208	$6,727	$3,481	52%
Commissions	856	448	408	91%
Management fees and other income	68	127	(59)	(46%)
Total revenues	11,132	7,302	3,830	52%
Expenses
Cost of services	415	373	42	11%
Depreciation and amortization	5,568	4,117	1,451	35%
Property operating	3,061	2,085	976	47%
Bad debt expense	42	29	13	45%
General and administrative	3,671	3,698	(27)	(1%)
Total operating expenses	12,757	10,302	2,455	24%
Operating loss	(1,625)	(3,000)	1,375	(46%)

Other income (expense)
Interest and other income	13	11	2	18%
Derivative fair value adjustment	(179)	1,765	(1,944)	(110%)
Net gain on fair value change on debt held under the fair value option	3,235	—	3,235	N/A
Interest expense	(4,781)	(2,588)	(2,193)	85%
Other expense	(6)	(5)	(1)	20%
Total other expense	(1,718)	(817)	(901)	110%

Income tax benefit	1,683	627	1,056	168%
Net loss	$(1,660)	$(3,190)	$1,530	(48%)
Less: Preferred equity return on Fortress preferred equity	(3,427)	—	$(3,427)	N/A
Less: Preferred equity accretion to redemption value	(415)	—	$(415)	N/A
Less: Preferred OP units return	(112)	—	$(112)	N/A
Plus: Net loss attributable to noncontrolling interest	1,014	247	767	311%
Net loss attributable to common stockholders	$(4,600)	$(2,943)	$(1,657)	56%

Revenues for the three months ended March 31, 2023 increased approximately $3.8 million, or 52%, compared to the three months ended March 31, 2022, as a result of approximately $3.5 million and $0.4 million increases in rental income and commissions, respectively. This increase was partially offset by an approximately $0.1 million decrease in management fees and other income. Rental income primarily increased as a result of the acquisition of two properties in the fourth quarter of 2022. The increase in commissions is due to a higher transaction volume of leasing. The decrease in management fees and other income is mainly attributable to fees recognized in the first quarter of 2022 related to properties that were acquired in the fourth quarter of 2022.

Total operating expenses for the three months ended March 31, 2023 increased approximately $2.5 million, or 24%, compared to the three months ended March 31, 2022, primarily from: (i) an increase in depreciation and amortization expense of approximately $1.5 million, primarily related to two properties that were acquired in November 2022 (which comprised $1.9 million of the total depreciation and amortization expense) partially offset by a $0.6 million decrease in amortization of in-place lease tangibles and (ii) an increase in property operating expense of approximately $1.0 million, which is mainly attributable to two properties acquired in the fourth quarter of 2022.

The loss on derivative fair value adjustment was approximately $0.2 million for the three months ended March 31, 2023 compared to a gain of approximately $1.8 million for the three months ended March 31, 2022. The decline of $1.9 million was primarily due to a $2.3 million change in the fair value of the interest rate swaps we entered into on November 23, 2022, July 1, 2021 and December 27, 2019, partially offset by a $0.4 million change in fair value of the embedded derivative liability relating to the Preferred Equity Investment (as defined below).

Net gain on fair value change on debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan (as defined below) for which we elected the fair value option.

Interest expense for the three months ended March 31, 2023 increased approximately $2.2 million, or 85%, compared to the three months ended March 31, 2022, primarily due to debt that was assumed or originated in connection with two properties that were acquired during 2022 and additional net repayments of approximately $22.8 million after March 31, 2022.

Income tax benefit for the three months ended March 31, 2023 increased approximately $1.1 million compared to the three months ended March 31, 2022, which is primarily attributable to distributions to the Fortress Member as well as certain properties generating additional tax losses compared to the prior period.

Preferred equity return on Fortress preferred equity reflects the portion of the distribution to the Fortress Member that is payable in cash and the portion that is accrued and added to the Preferred Equity Investment.

Preferred equity accretion to redemption value reflects the accretion of the carrying value of the Fortress preferred equity to the Redemption amount over the remaining term.

Preferred OP units return reflects the portion of the distribution to holders of the Preferred OP units that are payable in cash and the portion that are accrued and added to the liquidation preference of the Preferred OP units.

Net loss attributable to noncontrolling interest for the three months ended March 31, 2023 increased $0.8 million compared to the three months ended March 31, 2022. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

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

Funds From Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“Nareit”) defines FFO as follows: net income (loss), computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

Adjusted FFO (“AFFO”) is calculated by excluding the effect of certain items that do not reflect ongoing property operations, including stock-based compensation expense, deferred financing and debt issuance cost amortization, non-real estate depreciation and amortization, straight-line rent, non-cash interest expense and other non-comparable or non-operating items. Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.

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

Our reconciliation of net income (loss) to FFO and AFFO for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net loss	$(1,660)	$(3,190)
Real estate depreciation and amortization	5,523	4,104
Amortization of direct leasing costs	27	4
FFO attributable to common shares and OP units	3,890	918
Stock-based compensation expense	214	786
Deferred financing and debt issuance cost amortization	282	383
Intangibles amortization	48	(123)
Non-real estate depreciation and amortization	15	5
Non-cash interest expense	300	—
Recurring capital expenditures	(8)	(212)
Straight-line rent revenue	(446)	(131)
Minimum multiple on preferred interests	(77)	(371)
Non-cash fair value adjustment	(3,056)	(1,765)
AFFO attributable to common shares and OP units	$1,162	$(510)

Weighted average shares outstanding to common shares
Diluted	35,374,216	31,966,570

Net loss attributable to common stockholders per share
Diluted (1)	$(0.13)	$(0.09)

Weighted average shares outstanding to common shares and OP units
Diluted	40,934,512	34,758,410

FFO attributable to common shares and OP units
Diluted (2)	$0.10	$0.03

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

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We calculate EBITDAre in accordance with standards established by Nareit and define EBITDAre as net income or loss computed in accordance with GAAP (i) plus depreciation and amortization, interest expense and income tax expense, (ii) plus or minus losses or gains on the disposition of properties, (iii) plus impairment losses and (iv) with appropriate adjustments to reflect our share of EBITDAre of unconsolidated affiliates and consolidated affiliates with non-controlling interests, in each case as applicable. We define Adjusted EBITDAre as EBITDAre plus non-cash stock compensation, non-cash amortization related to above and below market leases and less straight-line rent revenue and non-cash fair value adjustment. Some of the adjustments can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre and Adjusted EBITDAre are non-GAAP financial measures and should not be viewed as alternatives to net income or loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre and Adjusted EBITDAre are helpful measures because they provide additional information to allow management, investors and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt. We also believe that EBITDAre and Adjusted EBITDAre can help facilitate comparisons of operating performance between periods and with other real estate companies.

Our reconciliation of net income (loss) to EBIDTAre and Adjusted EBITDAre for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net loss	$(1,660)	$(3,190)
Interest expense	4,781	2,588
Income tax benefit	(1,683)	(627)
Depreciation and amortization expense	5,568	4,117
EBITDAre	7,006	2,888
Stock-based compensation expense	214	786
Straight-line rent revenue	(446)	(131)
Amortization of above and below market lease, net	48	(123)
Non-cash fair value adjustment	(3,056)	(1,765)
Adjusted EBITDAre	$3,766	$1,655

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of March 31, 2023 and May 30, 2023, we had unrestricted cash and cash equivalents of approximately $8.5 million and $8.3 million, respectively, available for current liquidity needs and restricted cash of approximately $5.4 million and $7.1 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of March 31, 2023, we had three mortgage loans on three properties (Highlandtown Village Shopping Center, Spotswood Valley Square Shopping Center and Vista Shops at Golden Mile Loan) totaling approximately $28.4 million that will mature within twelve months of the date that the financial statements included in this report are issued. One of the mortgage loans with a balance of $5.2 million as of March 31, 2023 was refinanced on May 5, 2023. We project that we will not have sufficient cash available to pay off the other mortgage loans upon maturity, and we are currently seeking to refinance the loans prior to maturity in June 2023 and July 2023. On May 16, 2023, we entered into a purchase and sale agreement to sell one of the properties for $23.0 million, which property secures a mortgage loan with an outstanding balance of $11.8 million as of March 31, 2023. There can be no assurances that we will be successful in selling the property or refinancing the mortgage loans on favorable terms or at all. If we are unable to sell the property or refinance the mortgage loans, the lenders have the right to place the loans in default and ultimately foreclose on the properties. Under this circumstance, we would not have any further financial obligation to the lenders as the estimated market value of these properties are in excess of the outstanding loan balances.

The Lamont Street Preferred Interest (as defined below) had an outstanding balance of $4.2 million as of March 31, 2023, with a redemption date of September 30, 2023. The Lamont Street Redemption Date (as defined below) can be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions and approval by Lamont Street (as defined below). There can be no assurance that we will be successful in exercising these extension options or refinancing the Lamont Street Preferred Interest prior to the Lamont Street Redemption Date. If we are unable to extend or refinance the Lamont Street Preferred Interest prior to the redemption date, Lamont Street may remove the Operating Partnership as the manager of the BSV Highlandtown and BSV Spotswood (each as defined below). On May 5, 2023, we redeemed $1.7 million of the Lamont Street Preferred Interest with proceeds from the refinancing of the loan secured by Highlandtown.

In addition, the Basis Term Loan (as defined below) totaling approximately $66.9 million and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions, including a material adverse change clause, and approval by the lender. Management exercised one of the one-year extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans or preferred equity. On May 26, 2023, we entered into a purchase and sale agreement to sell one of the properties that secures the Basis Term Loan for $23.1 million. There can be no assurances, however, that we will be successful in exercising the remaining extension option, selling the property under contract or refinancing the Basis Term Loan prior to its maturity. If we are unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the six properties securing the loan.

Although management believes that we will be able to extend, refinance or otherwise repay our debt prior to maturity, including the Basis Term Loan and the remaining Lamont Street Preferred Interest, it is possible that we may be unable extend or refinance such debt, which creates substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements included in this report are issued. The financial statements included in this report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As of March 31, 2023, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of March 31, 2023:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at March 31, 2023
Basis Term Loan (net of discount of $57)	January 1, 2023	Floating (2)	8.620%	$67,127	(3)
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (4)	4.06%	12,680
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,956
Vista Shops at Golden Mile Loan (net of discount of $1)	June 24, 2023	Fixed	3.83%	11,416
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	7.61%	8,749
Lamar Station Plaza West Loan (net of discount of $87)	December 10, 2027	Fixed	5.67%	18,325
Lamont Street Preferred Interest (net of discount of $19) (5)	September 30, 2023	Fixed	13.50%	4,155
Highlandtown Village Shopping Center Loan (net of discount of $7) (6)	May 6, 2023	Fixed	4.13%	5,207
Cromwell Field Shopping Center Loan (net of discount of $72)	December 22, 2027	Fixed	6.71%	10,118
Midtown Row Loan (net of discount of $23)	December 1, 2027	Fixed	6.48%	75,977
Midtown Row/Fortress Mezzanine Loan (7)	December 1, 2027	Fixed	12.00%	13,194
Spotswood Valley Square Shopping Center Loan (net of discount of $15)	July 6, 2023	Fixed	4.82%	11,782
The Shops at Greenwood Village (net of discount of $90)	October 10, 2028	Prime – 0.35% (8)	4.08%	22,635
				$264,321
Unamortized deferred financing costs, net				(1,663)
Total Mortgage and Other Indebtedness				$262,658
(1)
At March 31, 2023, the floating rate loans tied to the London Inter-Bank Offered Rate (“LIBOR”) were based on the one-month LIBOR rate of 4.86%.
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR (as defined below) plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, we entered into an interest rate cap agreement to cap the SOFR interest rate at 4.65% effective January 1, 2023, which replaced the existing interest rate cap agreement that capped the SOFR interest rate at 3.5%.
(3)
The outstanding balance includes $0.3 million of exit fees as of March 31, 2023.
(4)
We have entered into an interest rate swap which fixes the interest rate of this loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR.
(5)
The outstanding balance includes approximately $0.3 million of indebtedness as of March 31, 2023 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest.”
(6)
On May 5, 2023, we refinanced the Highlandtown Village Shopping Center Loan to extend the maturity date to May 10, 2028 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.085% as described below under the heading “—Mortgage Indebtedness”. The prior loan carried an interest rate of 4.13%.
(7)
The outstanding balance reflects the fair value of the debt.
(8)
On October 6, 2021, we entered into an interest rate swap which fixes the interest rate of this loan at 4.082%. On May 1, 2023, the interest rate was amended to replace Prime with SOFR plus a spread of 2.85%. We terminated the existing interest rate swap and entered into a new interest rate swap agreement to fix the interest rate at 5.85%.

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. We exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers had entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23,

2022, we entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of March 31, 2023, the interest rate of the Basis Term Loan was 8.62% and the outstanding balance was $66.9 million.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended March 31, 2023 was approximately 1.43x.

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

Lamont Street is entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% is paid current and 3.5% is accrued. Lamont Street’s interests are to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date may be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price is paid on or before the Lamont Street Redemption Date, then the redemption price will be equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street is entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”). The Lamont Street Minimum Multiple Amount of

approximately $1.0 million was recorded as interest expense in the condensed consolidated statements of operations during the second quarter of 2021. As of March 31, 2023, the remaining Lamont Street Minimum Multiple Amount was approximately $0.3 million.

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

On May 5, 2023, we refinanced the Highlandtown mortgage loan and used a portion of the proceeds to redeem $1.9 million of the Lamont Street Preferred Interest.

Other Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2023 and December 31, 2022, we had approximately $179.8 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Spotswood mortgage, Greenwood Village mortgage, Lamar Station Plaza West mortgage and the Midtown Row mortgage require the Company to maintain a minimum debt service coverage ratio (as such term is defined in the respective loan agreements) as follows in the table below.

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
(2)
We were not required to perform the debt service coverage ratio at March 31, 2023.

On October 6, 2021, we entered into a $23.5 million mortgage loan secured by the Greenwood Village property, which bears interest at prime rate less 0.35% per annum and matures on October 10, 2028. We entered into an interest rate swap which fixes the interest rate of the loan at 4.082%. On May 1, 2023, the interest rate swap was amended to replace Prime with SOFR plus a spread of 2.85%. We terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement which fixes the interest rate of the loan at 5.85%.

On May 5, 2023, we refinanced the Highlandtown Village Shopping Center mortgage loan. The new loan has a principal balance of $8.7 million, which bears interest at SOFR plus a spread of 2.5% per annum and matures on May 10, 2028. We have entered into an interest rate swap which fixes the interest rate of the loan at 6.085%.

As of March 31, 2023, we were in compliance with all covenants under our debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, we also entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan will be paid in cash (the “Current Interest”) and a portion of the interest will be capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the "Mezzanine Loan Interest"). The initial Mezzanine Loan Interest rate is 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the previously variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. The interest rate cap expired on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of March 31, 2023 and December 31, 2022, the interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

We also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR.

On October 6, 2021, we entered into an interest rate swap agreement on the Greenwood Village loan to fix the interest rate at 4.082%. On May 1, 2023, we terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement on the Greenwood Village loan to fix the interest rate at 5.85%. We also received $2.2 million upon the termination of the existing interest rate swap agreement.

On May 5, 2023, we entered into an interest rate swap agreement on the Highlandtown Village Shopping Center mortgage loan to fix the interest rate at 6.085%.

Since our derivative instruments are not designated as hedges nor do they meet the criteria for hedge accounting, the fair value is recognized in earnings. For the three months ended March 31, 2023 and 2022, we recognized (losses) gains of approximately $(0.6) million and $1.8 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties” and, collectively with Highlandtown and Spotswood the “Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of

Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of March 31, 2023, the Capitalized Preferred Return was approximately $3.5 million and is reflected within Preferred equity investment on the condensed consolidated balance sheets. For the three months ended March 31, 2023, we recognized $1.0 million and $2.4 million of Current Preferred Return and Capitalized Preferred Return, respectively, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

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

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(in thousands)	2023	2022	Change
Cash and cash equivalents and restricted cash at beginning of period	$17,031	$11,024	$6,007
Net cash (used in) provided by operating activities	(612)	804	(1,416)
Net cash used in investing activities	(1,086)	(908)	(178)
Net cash used in financing activities	(1,487)	(364)	(1,123)
Cash and cash equivalents and restricted cash at end of period	$13,846	$10,556	$3,290

Operating Activities- Cash provided by operating activities decreased by approximately $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Operating cash flows were primarily impacted by a net decrease in changes in operating assets and liabilities of approximately $1.5 million, of which approximately $1.8 million and $0.5 million was related to the net change in accounts payable and accrued liabilities and accounts receivable, respectively. This was partially offset by approximately $0.5 million and $0.3 million related changes to deferred revenues and other assets, respectively.

Investing Activities- Cash used in investing activities during the three months ended March 31, 2023 increased by approximately $0.2 million compared to the three months ended March 31, 2022. We had an approximately $0.3 million increase in capital expenditures for real estate during the three months ended March 31, 2023 as compared to the corresponding period in 2022. This was partially offset by a decrease in capitalized pre-acquisition costs of approximately $0.1 million during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Financing Activities- Cash used in financing activities during the three months ended March 31, 2023 increased by $1.1 million compared to the three months ended March 31, 2022. The increase resulted primarily from (i) $1.0 million of preferred equity return on the Preferred Equity Investment that was reflected in the first quarter of 2023, (ii) $0.3 million borrowings related to a term loan in the first quarter of 2022 that was not repeated in the first quarter of 2023 and (iii) $0.2 million of proceeds from related parties during the first quarter of 2022. These increases were partially offset by a decrease in scheduled principal payments on loans of approximately $0.4 million as compared to the prior year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting. We are in the process of remediating the material weaknesses as of the end of the period covered by this report.

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

As previously disclosed, the Company hired additional internal resources, including a Vice President of Finance and Reporting and has since hired a Controller. The Company engaged outside consultants to assist with various accounting and financial reporting matters and continues to assess the need for hiring of additional accounting and financial reporting resources. Additionally, the Company retained the services of external information technology resources.

Once all appropriately designed controls are implemented, they will need to operate for a sufficient period of time prior to concluding they are operating effectively. As of March 31, 2023, while many of our controls are in place and operating, we have determined that our controls have not been operating for a sufficient period of time to conclude that they are operating effectively. Further, as we continue to evaluate the effectiveness of these controls, they may need further enhancement in order to properly address identified risks.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

From time to time, we could be deemed to have purchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event. During the three months ended March 31, 2023, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs
January 1 through January 31, 2023	4,126	$1.44	N/A	N/A
February 1 through February 28, 2023	—	$—	N/A	N/A
March 1 through March 31, 2023	—	$—	N/A	N/A
Total	4,126
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

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2017).

3.4	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 27, 2019).

3.5	Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2010).

3.6	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 27, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: June 2, 2023	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: June 2, 2023	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)