Form 10-Q
period 2023-06-30
Broad Street Realty, Inc.
filed 2023-08-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 33,135,490 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
		(audited)
Assets
Real estate properties
Land	$54,936	$67,225
Building and improvements	278,338	300,699
Intangible lease assets	33,979	41,228
Construction in progress	5,349	4,231
Furniture and equipment	1,711	1,711
Less accumulated depreciation and amortization	(44,391)	(42,047)
Total real estate properties held for investment, net	329,922	373,047
Real estate held for sale, net	22,418	—
Total real estate properties, net	352,340	373,047

Cash and cash equivalents	14,473	12,356
Restricted cash	5,551	4,675
Straight-line rent receivable	2,593	2,397
Tenant and accounts receivable, net of allowance of $216 and $165, respectively	2,121	1,874
Derivative assets	1,773	3,426
Other assets, net	3,141	4,511
Assets related to real estate held for sale	794	—
Total Assets	$382,786	$402,286

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $15,931 and $17,895, respectively, at fair value under the fair value option)	$238,029	$267,616
Mortgage and other indebtedness related to real estate held for sale, net	14,552	—
Total mortgage and other indebtedness, net	252,581	267,616
Accounts payable and accrued liabilities	12,126	15,411
Unamortized intangible lease liabilities, net	849	1,553
Payables due to related parties	54	44
Deferred tax liabilities	2,276	3,968
Deferred revenue	1,476	1,252
Liabilities related to real estate held for sale	577	—
Total liabilities	269,939	289,844

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	79,784	73,697

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,109,990 and 32,256,974 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	331	323
Additional paid in capital	64,451	72,097
Accumulated deficit	(30,822)	(33,294)
Accumulated other comprehensive income	456	56
Total Broad Street Realty, Inc. stockholders' equity	34,416	39,182
Noncontrolling interest	(1,353)	(437)
Total permanent equity	33,063	38,745
Total Liabilities, Temporary Equity and Permanent Equity	$382,786	$402,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income	$10,257	$6,938	$20,465	$13,665
Commissions	663	1,281	1,519	1,729
Management fees and other income	53	174	121	301
Total revenues	10,973	8,393	22,105	15,695
Operating Expenses
Cost of services	394	900	809	1,273
Depreciation and amortization	5,290	4,094	10,858	8,211
Property operating	3,145	1,913	6,206	3,998
Impairment of real estate assets	167	—	167	—
Impairment of real estate assets held for sale	1,957	—	1,957	—
Real estate related acquisition costs	—	529	—	529
Bad debt expense	24	6	66	35
General and administrative	2,955	2,870	6,626	6,568
Total operating expenses	13,932	10,312	26,689	20,614
Gain on disposal of property	11,619	—	11,619	—
Operating income (loss)	8,660	(1,919)	7,035	(4,919)

Other income (expense)
Interest and other income	17	15	30	26
Derivative fair value adjustment	194	805	15	2,570
Net (loss) gain on fair value change of debt held under the fair value option	(1,131)	—	2,104	—
Interest expense	(4,735)	(2,685)	(9,516)	(5,273)
Loss on extinguishment of debt	(15)	—	(15)	—
Other expense	(13)	(1)	(19)	(6)
Total other expense	(5,683)	(1,866)	(7,401)	(2,683)
Net income (loss) before income taxes	2,977	(3,785)	(366)	(7,602)
Income tax benefit	9	887	1,692	1,514
Net income (loss)	$2,986	$(2,898)	$1,326	$(6,088)
Less: Preferred equity return on Fortress preferred equity	(3,569)	—	(6,996)	—
Less: Preferred equity accretion to redemption value	(756)	—	(1,171)	—
Less: Preferred OP units return	(118)	—	(230)	—
Plus: Net loss attributable to noncontrolling interest	132	270	1,146	517
Net loss attributable to common stockholders	$(1,325)	$(2,628)	$(5,925)	$(5,571)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.04)	$(0.08)	$(0.17)	$(0.17)

Weighted average shares outstanding
Basic and diluted	35,660,560	32,043,824	35,518,179	32,005,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$2,986	$(2,898)	$1,326	$(6,088)
Other comprehensive (loss) income:
Change in fair value due to credit risk on debt held under the fair value option	(1,332)	—	400	—
Total other comprehensive (loss) income	(1,332)	—	400	—
Comprehensive income (loss)	$1,654	$(2,898)	$1,726	$(6,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2021	500	$—	31,873,428	$319	$70,022	$(19,543)	$—	$(2,674)	$48,124
Stock-based compensation	—	—	165,700	1	784	—	—	—	785
Tax effect of change in ownership percentage of OP	—	—	—	—	(3)	—	—	—	(3)
Net loss	—	—	—	—	—	(2,943)	—	(247)	(3,190)
Balance at March 31, 2022	500	—	32,039,128	320	70,803	(22,486)	—	(2,921)	45,716
Issuance of common stock	—	—	60,106	1	184	—	—	(185)	—
Grants of restricted stock	—	—	138,262	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(10,923)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(104)	—	—	—	—	—	—
Stock-based compensation	—	—	9,708	1	399	—	—	—	400
Net loss	—	—	—	—	—	(2,628)	—	(270)	(2,898)
Balance at June 30, 2022	500	$—	32,236,177	$322	$71,386	$(25,114)	$—	$(3,376)	$43,218

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2022	500	$—	32,256,974	$323	$72,097	$(33,294)	$56	$(437)	$38,745
Forfeiture of restricted stock	—	—	(6,695)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,126)	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	166,125	1	213	—	—	—	214
Preferred equity return on preferred equity investment	—	—	—	—	(3,427)	—	—	—	(3,427)
Preferred equity accretion	—	—	—	—	(415)	—	—	—	(415)
Preferred OP Units return	—	—	—	—	(112)	—	—	66	(46)
Other comprehensive income	—	—	—	—	—	—	1,732	—	1,732
Net loss	—	—	—	—	—	(646)	—	(1,014)	(1,660)
Balance at March 31, 2023	500	—	32,412,278	324	68,350	(33,940)	1,788	(1,385)	35,137
Grants of restricted stock	—	—	419,618	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(9,649)	—	—	—	—	—	—
Stock-based compensation	—	—	287,743	7	544	—	—	—	551
Preferred equity return on preferred equity investment	—	—	—	—	(3,569)	—	—	—	(3,569)
Preferred equity accretion	—	—	—	—	(756)	—	—	—	(756)
Preferred OP Units return	—	—	—	—	(118)	—	—	164	46
Other comprehensive loss	—	—	—	—	—	—	(1,332)	—	(1,332)
Net income (loss)	—	—	—	—	—	3,118	—	(132)	2,986
Balance at June 30, 2023	500	$—	33,109,990	$331	$64,451	$(30,822)	$456	$(1,353)	$33,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$1,326	$(6,088)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Deferred income taxes	(1,692)	(1,514)
Depreciation and amortization	10,858	8,211
Amortization of deferred financing costs and debt discounts	500	760
Amortization and (accretion) of above and below market lease intangibles, net	129	(254)
Minimum multiple on preferred interests	(331)	(747)
Loss on extinguishment of debt	15	—
Gain on disposal of property	(11,619)	—
Impairment of real estate assets	167	—
Impairment of real estate assets held for sale	1,957	—
Straight-line rent revenue	(734)	(385)
Amortization of operating lease right-of-use assets	(20)	(16)
Stock-based compensation	765	1,185
Change in fair value of derivatives	(15)	(2,570)
Change in fair value of debt held under the fair value option	(2,104)	—
Bad debt expense	66	35
Changes in operating assets and liabilities
Accounts receivable	(322)	(232)
Other assets	918	504
Receivables due from related parties	—	1
Accounts payable and accrued liabilities	(2,535)	2,027
Payables due to related parties	10	12
Deferred revenues	307	(165)
Net cash (used in) provided by operating activities	(2,354)	764
Cash flows from investing activities
Cash received on disposition of real estate	22,369	—
Capitalized pre-acquisition costs, net of refunds	2	50
Capital expenditures for real estate	(3,081)	(2,039)
Net cash provided by (used in) investing activities	19,290	(1,989)
Cash flows from financing activities
Borrowings under debt agreements	8,750	1,750
Repayments under debt agreements	(21,713)	(1,480)
Preferred equity return on preferred equity investment	(2,080)	—
Proceeds related to interest rate swap	2,171	—
Payments related to interest rate swap	(773)	—
Taxes remitted upon vesting of restricted stock	(6)	—
Debt origination and discount fees	(292)	(4)
Proceeds from related parties	—	783
Payments to related parties	—	(183)
Net cash (used in) provided by financing activities	(13,943)	866
Increase (decrease) in cash, cash equivalents, and restricted cash	2,993	(359)
Cash, cash equivalents and restricted cash at beginning of period	17,031	11,024
Cash, cash equivalents and restricted cash at end of period	$20,024	$10,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental Cash Flow Information
Interest paid	$9,169	$5,028
Taxes paid, net of refunds	13	10

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	(4,907)	—
Accrued Current Preferred Return	(355)	—
Accrued offering costs	—	457
Accrued capital expenditures for real estate	1,073	370

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$14,473	$2,388
Restricted cash	5,551	8,277
Cash, cash equivalents and restricted cash at end of period	$20,024	$10,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

June 30, 2023

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of June 30, 2023, the Company had gross real estate assets of $392.0 million (gross real estate properties less gross real estate intangibles liabilities) in 16 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2023, the Company owned 85.6% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

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

Specifically, as of June 30, 2023, the Company had one mortgage loan with a principal balance outstanding of approximately $11.3 million that matures within twelve months of the date that these condensed consolidated financial statements are issued. If the Company is unable to repay or refinance this mortgage loan, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, the Company would not have any further financial obligations to the lender as the estimated market value of this property is in excess of the outstanding loan balance.

In addition, the Basis Term Loan (as defined below) had an outstanding principal balance of $66.9 million as of June 30, 2023 and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions, including a material adverse change clause, and approval by the lender. The Company exercised one of the one-year extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans. On May 26, 2023, the Company entered into a purchase and sale agreement to sell one of the properties that secures the Basis Term Loan for $23.1 million. The Company completed the sale on July 20, 2023 and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale. There can be no assurances, however, that the Company will be successful in exercising the remaining extension option or refinancing the Basis Term Loan prior to its maturity. If the Company is unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the remaining five properties securing the loan.

If the Company fails to refinance or otherwise repay the Basis Term Loan and contribute the applicable properties to the Eagles Sub-OP (as defined below) by the applicable outside dates (as described below), it would be considered a trigger event under the Eagles Sub-OP Operating Agreement (as defined below), upon which the Fortress Member (as defined below) has certain rights, including the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest (as defined below). See Note 9 below.

The Company projects that it will not have sufficient cash available to pay off the Basis Term Loan and the $11.3 million mortgage loan upon maturity and is currently seeking to refinance the loans prior to maturity in January 2024 and June 2024, respectively. Management is in discussions with various lenders to extend or refinance its debt prior to maturity, including the Basis Term Loan. However, there is no assurance that the Company will be able to extend or refinance such debt on favorable terms or at all, which creates substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of June 30, 2023.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on May 1, 2023. During the six months ended June 30, 2023, there were no material changes to these policies.

Change in Presentation

The Company has made certain reclassifications to prior period financial statements in order to enhance the comparability with current period condensed consolidated financial statements.

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

Note 3 – Real Estate

Real Estate Held for Sale

The Company records properties as held for sale, and any associated mortgages payable, net, as mortgages payable, net, associated with real estate held for sale, on the Company's condensed consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

In May 2023, the Company's board of directors and the Fortress Member approved the sale of Dekalb Plaza, and as such, the Company classified the property as real estate held for sale.

On May 23, 2023, the Company determined that the carrying value of the asset group associated with Dekalb Plaza exceeded its fair value, less estimated costs to sell. This real estate held for sale with a carrying amount of $24.4 million was written down to its fair value of $23.1 million, less estimated costs to sell of $0.7 million, resulting in an impairment charge of approximately $2.0 million, which was included in impairment of real estate held for sale in the Company's condensed consolidated statement of operations. Impairment expenses on assets held for sale was $2.0 million for each of the three and six months ended June 30, 2023. On July 20, 2023, the Company completed the sale of Dekalb Plaza for a sales price of $23.1 million in cash.

The following table provides a summary of the major components of assets and liabilities related to real estate held for sale as of June 30, 2023.

(in thousands)	June 30, 2023
Assets held for sale
Real estate property	$22,418
Accounts receivable, net	9
Straight-line rent receivable, net	407
Other assets	378
Total assets held for sale	$23,212

Liabilities related to real estate held for sale
Mortgage and other indebtedness	$14,552
Accounts payable and accrued liabilities	224
Unamortized intangible lease liabilities, net	308
Deferred revenue	45
Total liabilities related to real estate held for sale	$15,129

Disposal of Real Estate

On June 30, 2023, the Company completed the sale of the Spotswood Valley Square Shopping Center for a sales price of $23.0 million in cash and recognized a net gain of $11.6 million in its condensed consolidated statements of operations. The Company used $11.8 million of the proceeds to repay the mortgage loan secured by Spotswood Valley Square Shopping Center, $2.3 million to redeem the Lamont Street Preferred Interest (as defined below) and $0.6 million in transaction costs.

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of June 30, 2023, which includes rental income for the six months ended June 30, 2023 and 2022.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the six months ended June 30,
Location	June 30, 2023	June 30, 2023	June 30, 2023	2023	2022
Maryland	6	$101,203	25.8%	$6,078	$6,061
Virginia	5	197,208	50.3%	8,703	3,636
Pennsylvania (1)	1	20,923	5.3%	1,353	1,058
Washington D.C.	1	8,422	2.2%	303	306
Colorado	3	64,254	16.4%	4,028	2,604
	16	$392,010	100.0%	$20,465	$13,665

(1)
Represents Dekalb Plaza, which was sold on July 20, 2023.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Assets:
Above-market leases	$4,266	$5,150
Above-market leases accumulated amortization	(2,210)	(2,199)
In-place leases	29,713	36,078
In-place leases accumulated amortization	(18,478)	(18,251)
Total real estate intangible assets, net	$13,291	$20,778

Liabilities
Below-market leases	$3,226	$4,992
Below-market leases accumulated amortization	(2,377)	(3,439)
Total real estate intangible liabilities, net	$849	$1,553

For the three months ended June 30, 2023 and 2022, the Company recognized amortization related to in-place leases of approximately $2.1 million and $1.9 million, respectively, and net amortization related to above-market leases and below-market leases for the three months ended June 30, 2023 and 2022 of approximately $0.1 million and approximately $(0.1) million, respectively, in its condensed consolidated statements of operations.

For the six months ended June 30, 2023 and 2022, the Company recognized amortization related to in-place leases of approximately $4.4 million and $3.8 million, respectively, and net amortization related to above-market leases and below-market leases for the six months ended June 30, 2023 and 2022 of approximately $0.1 million and $(0.3) million, respectively, in its condensed consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of June 30, 2023:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2023	$1,964	$355	$(174)	$2,145
2024	2,973	575	(304)	3,244
2025	2,089	449	(174)	2,364
2026	1,489	253	(98)	1,644
2027	962	167	(47)	1,082
2028	520	112	(26)	606
Thereafter	1,238	145	(26)	1,357
Total	$11,235	$2,056	$(849)	$12,442

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 5 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 are detailed in the table below:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid assets and deposits	$399	$1,722
Leasing commission costs and incentives, net	982	751
Right-of-use assets, net	476	695
Pre-acquisition costs	6	8
Other receivables, net	56	101
Corporate property, net	52	64
Receivables from related parties	1,170	1,170
Total assets	$3,141	$4,511

Receivables due from related parties as of June 30, 2023 and December 31, 2022 are described further in Note 15 “Related Party Transactions”.

Note 6 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 are detailed in the table below:

(in thousands)	June 30, 2023	December 31, 2022
Trade payable	$842	$2,476
Security deposit	2,366	2,529
Real estate tax payable	1,063	1,231
Interest payable	1,316	1,570
Derivative liability	937	1,208
Lease payable	499	738
Other	5,103	5,659
Accounts payable and accrued liabilities	$12,126	$15,411

Note 7 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at June 30, 2023 and December 31, 2022:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	June 30, 2023		December 31, 2022
Basis Term Loan (net of discount of $38 and $79, respectively)	January 1, 2024	Floating (2)	8.62%	$67,147	(3), (4)	$67,086	(3)
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (5)	4.06%	12,600		12,760
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,927		2,985
Vista Shops at Golden Mile Loan (net of discount of $0 and $12, respectively) (6)	June 24, 2024	Fixed	3.83%	11,345		11,478
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	7.97%	8,747		8,762
Lamar Station Plaza West Loan (net of discount of $82 and $95, respectively)	December 10, 2027	Fixed	5.67%	18,329		18,317
Lamont Street Preferred Interest (net of discount of $0 and $29, respectively) (7)	September 30, 2023	Fixed	13.50%	—		4,241
Highlandtown Village Shopping Center Loan (net of discount of $42 and $14, respectively) (8)	May 10, 2028	SOFR + 2.5%	6.085%	8,708		5,241
Cromwell Field Shopping Center Loan (net of discount of $68 and $77, respectively)	December 22, 2027	Fixed	6.71%	10,122		10,113
Midtown Row Loan (net of discount of $22 and $25, respectively)	December 1, 2027	Fixed	6.48%	75,978		75,975
Midtown Row/Fortress Mezzanine Loan (9)	December 1, 2027	Fixed	12.00%	15,931		17,895
Spotswood Valley Square Shopping Center Loan (net of discount of $0 and $31, respectively)	July 6, 2023	Fixed	4.82%	—		11,849
The Shops at Greenwood Village (net of discount of $85 and $94, respectively)	October 10, 2028	SOFR + 2.85% (10)	5.85%	22,499		22,772
				$254,333		$269,474
Unamortized deferred financing costs, net				(1,752)	(4)	(1,858)
Total Mortgage and Other Indebtedness				$252,581		$267,616

(1)
At June 30, 2023, the floating rate loans tied to the London Inter-Bank Offered Rate (“LIBOR”) were based on the one-month LIBOR rate of 5.22%. Beginning July 1, 2023, one-month LIBOR is no longer published and all remaining debt referencing LIBOR was replaced with SOFR (as defined below).
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
(4)
The outstanding balances of $67.1 million and $(1.8) million include $14.6 million and less than $(0.1) million, respectively, that were reclassified to mortgages related to assets held for sale.
(5)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.
(6)
On June 28, 2023, the Company entered into an agreement to extend the maturity date of this loan to June 24, 2024.
(7)
The outstanding balance includes approximately $0.3 million of indebtedness as of December 31, 2022 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest.”

(8)
On May 5, 2023, the Company refinanced the Highlandtown Village Shopping Center Loan to extend the maturity date to May 10, 2028 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.085% as described below under the heading “—Mortgage Indebtedness”. The prior loan carried an interest rate of 4.13%.
(9)
The outstanding balance reflects the fair value of the debt.
(10)
On October 6, 2021, the Company entered into an interest rate swap which fixes the interest rate of this loan at 4.082%. On May 1, 2023, the interest rate was amended to replace Prime with SOFR plus a spread of 2.85%. The Company terminated the existing interest rate swap and entered into a new interest rate swap agreement to fix the interest rate at 5.85%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Company exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of June 30, 2023, the effective interest rate of the Basis Term Loan was 8.62% and the outstanding principal balance was $66.9 million.

On July 20, 2023, the Company sold one of the properties, Dekalb, securing the Basis Term Loan and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale.

The Company was in compliance with the Basis Loan Agreement's debt service coverage calculation for the twelve months ended June 30, 2023.

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

Lamont Street was entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% was paid current and 3.5% was accrued. Lamont Street’s interests were to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date could be extended by the Company to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street’s net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price was paid on or before the Lamont Street Redemption Date, then the redemption price was equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return, and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street was entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”).

On May 5, 2023, the Company refinanced the Highlandtown mortgage loan and used a portion of the proceeds to redeem $1.9 million of the Lamont Street Preferred Interest. On June 30, 2023, the Company used a portion of the proceeds from the sale of the Spotswood property to redeem the remaining $2.3 million of the Lamont Street Preferred Interest, which amount includes the remaining Lamont Street Minimum Multiple Amount.

Mortgage Indebtedness

In addition to the indebtedness described above, as of June 30, 2023 and December 31, 2022, the Company had approximately $171.3 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties.

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

On May 3, 2023, the loan agreement for the Company's mortgage loan secured by the Hollinswood property was amended to replace the LIBOR interest rate with SOFR plus a spread of 2.36%.

On May 5, 2023, the Company refinanced the mortgage loan secured by Highlandtown Village Shopping Center. The new loan has a principal balance of $8.7 million, which bears interest at SOFR plus a spread of 2.5% per annum and matures on May 10, 2028. The Company has entered into an interest rate swap which fixes the interest rate of the loan at 6.085%.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company also entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan will be paid in cash (the “Current Interest”) and a portion of the interest will be capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate is 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a trigger event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at June 30, 2023 and December 31, 2022 was $15.9 million and $17.9 million, respectively. For the three and six months ended June 30, 2023, the Company recognized a loss of $1.1 million and net gain of $2.1 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a loss of $1.3 million and net gain of $0.4 million, respectively, in Change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2023, the Company recognized $0.4 million and $0.9 million, respectively, of interest expense in the condensed consolidated statements of operations, which includes $0.2 million and $0.5 million, respectively, of Capitalized Interest recorded in the condensed consolidated balance sheets.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of June 30, 2023:

(dollars in thousands)	Amount Due
Remainder of 2023	$12,072
2024 (1)	81,128
2025	12,197
2026	2,221
2027	118,667
2028	28,111
Thereafter	-
254,396
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(1,815)
Total	$252,581

(1)
Includes $17.4 million of debt that was repaid in conjunction with the sale of Dekalb Plaza.

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of June 30, 2023 and December 31, 2022, the effective interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended June 30, 2023 and 2022, the Company recognized gains of approximately $0.3 million and $0.8 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized (losses) gains of approximately $(0.3) million and $2.6 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022 was an interest rate cap asset of $0.2 million for each period and an interest rate swap asset of approximately $1.5 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively. The interest rate cap asset and interest rate swap asset are included in Derivative assets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of June 30, 2023, the Company was in compliance with all covenants under its debt agreements.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown. On June 28, 2023, the Fortress Member approved the extension of the Portfolio Excluded Properties outside date from June 30, 2023 to July 31, 2023, and later extended it to August 31, 2023, contingent upon certain items. With the approval of the Fortress Member, on June 30, 2023, the Company sold Spotswood and, on July 20, 2023, sold Dekalb, which was one of the Portfolio Excluded Properties.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a trigger event under the Eagles Sub-OP Operating Agreement, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of June 30, 2023, the Capitalized Preferred Return was approximately $6.0 million and is reflected within Preferred equity investment on the condensed consolidated balance sheets. For the three and six months ended June 30, 2023, the Company recognized $1.1 million and $2.1 million, respectively, of Current Preferred Return, and, for the three and six months ended June 30, 2023, the Company recognized $2.5 million and $4.9 million, respectively, of Capitalized Preferred Return as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Preferred Equity Investment is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Preferred Equity Investment and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2023, the Company recognized a loss of $0.1 million and a net gain of $0.3 million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. The derivative liability was $0.9 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively, and is reflected in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the six months ended June 30, 2023.

(thousands)	Preferred Equity Investment
Balance at December 31, 2022	$73,697
Preferred equity return	4,916
Preferred equity accretion	1,171
Balance at June 30, 2023	$79,784

Note 10 – Equity

Common Stock

On January 3, 2023, April 3, 2023 and July 3, 2023, the Company issued 166,125, 32,904 and 25,500 shares of common stock, respectively, to its directors. On April 3, 2023, the Company issued 254,839 shares of common stock to Mr. Jacoby in lieu of cash payment of 50% of his bonus pursuant to the cash bonus plan approved by the compensation committee of the Company’s board of directors for the year ended December 31, 2022. The foregoing shares were issued under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of June 30, 2023 and December 31, 2022, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of June 30, 2023, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of June 30, 2023 and December 31, 2022, the Company owned an 85.6% interest and an 85.3% interest, respectively, in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the Common OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the Common OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Holders of Preferred OP units have the right to convert each Preferred OP unit into one Common OP unit, plus a cash payment for each Preferred OP unit so converted equal to (i) (A) the liquidation preference of the Preferred OP unit at such time, minus (B) $2.00 and (ii) all accrued and unpaid monthly distributions (to the extent not already added to the liquidation preference) (the “Conversion Liquidation Payment”). The liquidation preference means the sum of (i) $2.00 and (ii) the accrued Capitalized Preferred OP Unit Return (as defined below). On the date that the common stock is first listed on the New York Stock Exchange, the NYSE American or the Nasdaq Stock Market, each Preferred OP unit will automatically convert into one Common OP unit and the right to receive the Conversion Liquidation Payment. Pursuant to the amended Agreement of Limited Partnership of the Operating Partnership, a portion of the return on the Preferred OP units will be paid in cash (the “Current Preferred OP Unit Return”) and a portion of the return will accrue on and be added to the liquidation preference of the Preferred OP units each month (the “Capitalized Preferred OP Unit Return” and, together with the Current Preferred OP Unit Return, the “Preferred OP Unit Return”). The initial Preferred OP Unit Return is 12% per annum, comprised of a 5% Current Preferred OP Unit Return and a 7% Capitalized Preferred OP Unit Return. The Capitalized Preferred OP Unit Return increases each year by 1%. After November 23, 2027, the Preferred OP Unit Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. The Preferred OP units have no voting rights.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of June 30, 2023, there were 711,987 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the six months ended June 30, 2023 and 2022.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2022	159,439	$2.24
Granted	419,618	0.78
Vested	(59,607)	2.25
Forfeitures	(16,344)	1.83
Outstanding as of June 30, 2023	503,106	$1.04

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2021	237,621	$1.26
Granted	138,262	2.20
Vested	(172,580)	0.75
Forfeitures	(10,923)	2.43
Outstanding as of June 30, 2022	192,380	$2.03

Of the restricted shares that vested during the six months ended June 30, 2023, 4,126 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three and six months ended June 30, 2023 and 2022 was approximately $0.1 million and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of June 30, 2023 was approximately $0.3 million and will be recognized over a weighted-average period of 1.4 years.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee’s resignation. The remaining unrecognized costs from RSU awards as of June 30, 2023 was approximately $2.5 million and will be recognized over 2.5 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the six months ended June 30, 2023 and 2022 are presented in the tables below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2022	10,000	$6.00	$—	0.45	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(10,000)	(6.00)	—	—	—
Balance at June 30, 2023	—	$—	$—	—	$—

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2021	70,000	$7.71	$—	0.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at June 30, 2022	70,000	$7.71	$—	0.26	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 70,000 outstanding options at June 30, 2022 were fully vested at grant date. The intrinsic value was not material. There were no outstanding options at June 30, 2023.

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

Note 11 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2023 and 2022 by type of service:

	Topic 606	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Revenue Recognition	2023	2022	2023	2022
Topic 606 Revenues
Leasing commissions	Point in time	$517	$1,055	$1,335	$1,357
Property and asset management fees	Over time	29	77	62	147
Sales commissions	Point in time	146	226	184	372
Development fees	Over time	—	—	9	—
Engineering services	Over time	15	46	29	103
Topic 606 Revenue		707	1,404	1,619	1,979
Out of Scope of Topic 606 revenue
Rental income		$10,257	$6,938	$20,465	$13,665
Sublease income		9	51	21	51
Total Out of Scope of Topic 606 revenue		10,266	6,989	20,486	13,716
Total Revenue		$10,973	$8,393	$22,105	$15,695

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of June 30, 2023 are reflected in the table below. The table below includes amounts related to Dekalb Plaza, which was sold on July 20, 2023.

(in thousands)
Remainder of 2023	$12,515
2024	23,028
2025	20,426
2026	17,122
2027	14,510
2028	11,095
Thereafter	32,829
Total	$131,525

Note 12 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three and six months ended June 30, 2023 was approximately 7.0 million and 6.9 million, respectively. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three and six months ended June 30, 2022 was approximately 4.2 million and 4.1 million, respectively.

The following table sets forth the computation of earnings per common share for the three and six months ended June 30, 2023 and 2022:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net income (loss)	$2,986	$(2,898)	$1,326	$(6,088)
Less: Preferred equity return on Fortress preferred equity	(3,569)	—	(6,996)	—
Less: Preferred equity accretion to redemption value	(756)	—	(1,171)	—
Less: Preferred OP units return	(118)	—	(230)	—
Plus: Net loss attributable to noncontrolling interest	132	270	1,146	517
Net loss attributable to common stockholders	$(1,325)	$(2,628)	$(5,925)	$(5,571)
Denominator
Basic weighted-average common shares	35,661	32,044	35,518	32,005
Dilutive potential common shares	—	—	—	—
Diluted weighted-average common shares	35,661	32,044	35,518	32,005

Net loss per common share- basic and diluted	$(0.04)	$(0.08)	$(0.17)	$(0.17)

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

		Fair Value Measurements
(in thousands)	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1,773	$—	$1,773	$—

Liabilities:
Derivative instruments (1)	$937	$—	$937	$—
Fortress Mezzanine Loan	15,931	—	15,931	—

(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$3,426	$—	$3,426	$—

Liabilities:
Derivative instruments (1)	$1,208	$—	$1,208	$—
Fortress Mezzanine Loan	17,895	—	17,895	—
(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

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

	At June 30, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,473	$14,473	$—	$—
Restricted cash	5,551	5,551	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$119,701	$—	$119,701	$—
Mortgage and other indebtedness, net - fixed rate	118,701	—	118,135	—

	At December 31, 2022
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,356	$12,356	$—	$—
Restricted cash	4,675	4,675	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$111,380	$—	$111,380	$—
Mortgage and other indebtedness, net - fixed rate	140,199	—	139,447	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of June 30, 2023 and December 31, 2022 due to the short-term nature of these instruments (Level 1).

At June 30, 2023 and December 31, 2022, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at June 30, 2023 and December 31, 2022 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of June 30, 2023 and December 31, 2022 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 14 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended June 30, 2023 and 2022 reflects an income tax benefit of less than $0.1 million and approximately $0.9 million, respectively, at an estimated annual effective tax rate of 23.1% and 24.7%, respectively. The provision for income taxes for the six months ended June 30, 2023 and 2022 reflects an income tax benefit of approximately $1.7 million and $1.5 million, respectively, at an estimated annual effective tax rate of 23.1% and 24.7%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the Operating Partnership and net gain on change in fair value of debt held under the fair value option, each of which is not subject to tax and state income taxes.

Note 15 – Related Party Transactions

Receivables and Payables

As of each of June 30, 2023 and December 31, 2022, the Company had $1.2 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.2 million at June 30, 2023 and December 31, 2022 relates to the merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of each of June 30, 2023 and December 31, 2022, the Company had approximately less than $0.1 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets. On October 6, 2022, Lamar Station Plaza West, a property managed by the Company and acquired in November 2022, advanced the Company $1.1 million for deposits related to the Company’s financing in November 2022. Such amount is eliminated in consolidation.

Approximately $0.3 million and $0.4 million of the Company’s total revenue for the three and six months ended June 30, 2022, respectively, was generated from related parties. The amount for the three and six months ended June 30, 2023 was de minimis. Additionally, approximately $0.1 million of the Company’s accounts receivable, net balance at December 31, 2022 was owed from related parties. The amount for the six months ended June 30, 2023 was de minimis.

Management Fees

During the six months ended June 30, 2022, the Company provided management services for Lamar Station Plaza West, which was acquired in the fourth quarter of 2022 in the remaining merger, and the Cypress Point property. The Company received a management fee ranging from 3.0% to 4.0% of such properties’ gross income. Messrs. Jacoby, Yockey and Topchy had interests in the entity that owned Lamar Station Plaza West. Messrs. Jacoby, Yockey, Topchy and Neal had interests in the entity that owned the Cypress

Point property. In the third quarter of 2022, the Company terminated the merger related to the Cypress Point property due to the performance of the property.

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

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended June 30, 2023 and 2022, the Company paid approximately $0.2 million and $0.1 million, respectively, in legal fees to Shulman Rogers LLP. During the six months ended June 30, 2023 and 2022, the Company paid approximately $0.3 million and $0.2 million, respectively, in legal fees to Shulman Rogers LLP.

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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of June 30, 2023, we owned 16 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our retail portfolio as of June 30, 2023 and December 31, 2022. For additional information, see “—Our Portfolio.”

	As of	As of
	June 30, 2023	December 31, 2022
Number of properties	16	17
Number of states	5	5
Total square feet (in thousands)	1,835	2,026
Anchor spaces	970	1,104
Inline spaces	865	922
Leased % of rentable square feet (1):
Total portfolio	90.2%	90.4%
Anchor spaces	95.8%	96.3%
Inline spaces	84.0%	83.4%
Occupied % of rentable square feet (1):
Total portfolio	83.8%	84.0%
Anchor spaces	89.3%	89.6%
Inline spaces	77.7%	77.3%
Average remaining lease term (in years) (2)	5.7	5.3
Annualized base rent per leased square feet (3)	$14.48	$13.76
(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of June 30, 2023 or December 31, 2022, as applicable, divided by (b) total GLA as of June 30, 2023 or December 31, 2022, as applicable, expressed as a percentage.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of June 30, 2023 or December 31, 2022, as applicable.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2023, we owned 85.6% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

As of June 30, 2023, we owned 16 properties, of which 13 are located in the Mid-Atlantic region and three are located in Colorado. Retail properties comprise our entire portfolio except for a portion of one of our properties (Midtown Row), which includes a student housing property. Our retail properties have 1,835,401 total square feet of GLA. The following table provides additional information about the retail properties in our portfolio as of June 30, 2023.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$666,769	$23.55	2.8%	$8,422
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	88.0%	1,594,307	11.09	6.7%	17,506
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,513	100.0%	1,461,039	17.09	6.1%	16,502
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,522,117	20.38	6.3%	18,822
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,410	88.9%	2,033,198	9.80	8.5%	18,977
Dekalb Plaza (5)	East Norriton, PA	2017	178,356	97.8%	2,056,890	11.79	8.6%	20,923
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,678	97.2%	3,426,692	17.75	14.3%	32,129
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,091,972	18.98	4.6%	7,399
Hollinswood Shopping Center	Baltimore, MD	2020	112,642	98.9%	1,797,552	16.13	7.5%	24,689
Lamar Station Plaza East	Lakewood, CO	1984	83,819	41.2%	534,827	15.49	2.2%	8,716
Lamar Station Plaza West	Lakewood, CO	2016	186,705	100.0%	2,132,764	11.42	8.9%	23,409
Midtown Colonial	Williamsburg, VA	2018	98,067	85.7%	1,011,583	12.04	4.2%	17,765
Midtown Lamonticello	Williamsburg, VA	2019	63,157	83.9%	902,866	17.03	3.8%	16,045
Midtown Row (Retail Portion)	Williamsburg, VA	2021	62,863	29.3%	488,873	26.58	2.0%	125,953
Vista Shops at Golden Mile	Frederick, MD	2009	98,761	100.0%	1,800,843	18.23	7.5%	14,814
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	95.3%	1,450,076	13.89	6.0%	19,939
Total			1,835,401	90.2%	$23,972,368	$14.48	100.0%	$392,010

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of June 30, 2023, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 83.8% as of June 30, 2023.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of June 30, 2023, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of June 30, 2023.
(5)
On July 20, 2023, we completed the sale of Dekalb Plaza for a purchase price of $23.1 million in cash.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of June 30, 2023, which includes rental income for the six months ended June 30, 2023 and 2022.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the six months ended June 30,
Location	June 30, 2023	June 30, 2023	June 30, 2023	2023	2022
Maryland	6	$101,203	25.8%	$6,078	$6,061
Virginia	5	197,208	50.3%	8,703	3,636
Pennsylvania (1)	1	20,923	5.3%	1,353	1,058
Washington D.C.	1	8,422	2.2%	303	306
Colorado	3	64,254	16.4%	4,028	2,604
	16	$392,010	100.0%	$20,465	$13,665

(1)
Represents Dekalb Plaza, which was sold on July 20, 2023.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2022 Annual Report on Form 10-K, which was filed with the SEC on May 1, 2023. During the six months ended June 30, 2023, there were no material changes to these policies. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

Factors that May Impact Future Results of Operations

Rental Income

Growth in rental income will depend on our ability to acquire additional properties that meet our investment criteria and on filling vacancies and increasing rents on the properties in our portfolio. The amount of rental income generated by the properties in our portfolio depends on our ability to renew expiring leases or re-lease space upon the scheduled or unscheduled termination of leases, lease currently available space and maintain or increase rental rates at our properties. Our rental income in future periods could be adversely affected by local, regional, or national economic conditions, an oversupply of or a reduction in demand for retail space, changes in market rental rates, our ability to provide adequate services and maintenance at our properties, fluctuations in interest rates and dispositions of properties. In addition, economic downturns affecting our markets or downturns in our tenants’ businesses that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments to us could adversely affect our ability to maintain or increase rent and occupancy.

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of June 30, 2023, approximately 43.9% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of June 30, 2023, approximately 9.8% of our GLA was vacant and approximately 1.7% of our leases (based on GLA) were scheduled to expire on or before December 31, 2023. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Dispositions

On June 30, 2023, we completed the sale of Spotswood Valley Square Shopping Center for a sales price of $23.0 million in cash and recognized a net gain of $11.6 million in its condensed consolidated statements of operations. On July 20, 2023, we completed the sale of Dekalb Plaza, which was held for sale as of June 30, 2023, for a sales price of $23.1 million in cash.

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

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

	For the Three Months Ended		Change
(dollars in thousands)	June 30, 2023	June 30, 2022	$	%
Revenues
Rental income	$10,257	$6,938	$3,319	48%
Commissions	663	1,281	(618)	(48%)
Management fees and other income	53	174	(121)	(70%)
Total revenues	10,973	8,393	2,580	31%
Operating Expenses
Cost of services	394	900	(506)	(56%)
Depreciation and amortization	5,290	4,094	1,196	29%
Property operating	3,145	1,913	1,232	64%
Impairment of real estate assets	167	—	167	N/A
Impairment of real estate assets held for sale	1,957	—	1,957	N/A
Real estate related acquisition costs	—	529	(529)	(100%)
Bad debt expense	24	6	18	300%
General and administrative	2,955	2,870	85	3%
Total operating expenses	13,932	10,312	3,620	35%
Gain on disposal of property	11,619	—	11,619	N/A
Operating income (loss)	8,660	(1,919)	10,579	551%

Other income (expense)
Interest and other income	17	15	2	13%
Derivative fair value adjustment	194	805	(611)	(76%)
Net loss on fair value change of debt held under the fair value option	(1,131)	—	(1,131)	N/A
Interest expense	(4,735)	(2,685)	(2,050)	76%
Loss on extinguishment of debt	(15)	—	(15)	N/A
Other expense	(13)	(1)	(12)	1,200%
Total other expense	(5,683)	(1,866)	(3,817)	205%
Net income (loss) before income taxes	2,977	(3,785)	6,762	(179%)
Income tax benefit	9	887	(878)	(99%)
Net income (loss)	$2,986	$(2,898)	$5,884	(203%)
Less: Preferred equity return on Fortress preferred equity	(3,569)	—	$(3,569)	N/A
Less: Preferred equity accretion to redemption value	(756)	—	$(756)	N/A
Less: Preferred OP units return	(118)	—	$(118)	N/A
Plus: Net loss attributable to noncontrolling interest	132	270	(138)	(51%)
Net loss attributable to common stockholders	$(1,325)	$(2,628)	$1,303	(50%)

Revenues for the three months ended June 30, 2023 increased approximately $2.6 million, or 31%, compared to the three months ended June 30, 2022, as a result of an approximately $3.3 million increase in rental income. This increase was partially offset by approximately $0.6 million and $0.1 million decreases in commissions and management fees and other income, respectively. Rental income primarily increased as a result of the acquisition of two properties in the fourth quarter of 2022, which had aggregate rental income of $3.0 million during the three months ended June 30, 2023. The decrease in commissions is due to a lower transaction volume of leasing. The decrease in management fees and other income is mainly attributable to fees recognized in the second quarter of 2022 related to properties that were acquired in the fourth quarter of 2022.

Total operating expenses for the three months ended June 30, 2023 increased approximately $3.6 million, or 35%, compared to the three months ended June 30, 2022, primarily from: (i) a $2.0 million impairment of real estate assets held for sale as a result of reducing the carrying value of Dekalb Plaza for the amount that exceeded the property's fair value less estimated selling costs, (ii) an increase in depreciation and amortization expense of approximately $1.2 million, primarily related to two properties that were acquired in November 2022 (which comprised $2.0 million of the total depreciation and amortization expense) partially offset by a $0.7 million decrease in amortization of in-place lease tangibles, (iii) an increase in property operating expense of approximately $1.2 million, which is mainly attributable to two properties acquired in the fourth quarter of 2022, and (iv) $0.2 million in impairment of real estate assets due to early termination of certain leases. These increases were partially offset by approximately $0.5 million of real estate related acquisition costs reflected in the second quarter of 2022 due to writing off pre-acquisition costs related to Midtown Row and the Colfax land parcel and a decrease of $0.5 million related to cost of service.

Gain on disposal of property for the three months ended June 30, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center.

The gain on derivative fair value adjustment was approximately $0.2 million for the three months ended June 30, 2023 compared to a gain of approximately $0.8 million for the three months ended June 30, 2022. The decline of $0.6 million was primarily due to a $0.5 million change in the fair value of the interest rate swaps we entered into on November 23, 2022, July 1, 2021 and December 27, 2019 and a $0.1 million change in fair value of the embedded derivative liability relating to the Preferred Equity Investment (as defined below).

Net loss on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan (as defined below) for which we elected the fair value option.

Interest expense for the three months ended June 30, 2023 increased approximately $2.1 million, or 76%, compared to the three months ended June 30, 2022, primarily due to debt that was assumed or originated in connection with two properties that were acquired during the fourth quarter of 2022. We had additional net borrowings of approximately $74.1 million after June 30, 2022.

Income tax benefit for the three months ended June 30, 2023 decreased approximately $0.9 million compared to the three months ended June 30, 2022, which is primarily attributable to the sale of Spotswood Valley Square Shopping Center, partially offset by the distributions to the Fortress Member as well as certain properties generating additional tax losses compared to the prior period.

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

Net loss attributable to noncontrolling interest for the three months ended June 30, 2023 decreased $0.1 million compared to the three months ended June 30, 2022. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

	For the Six Months Ended		Change
(dollars in thousands)	June 30, 2023	June 30, 2022	$	%
Revenues
Rental income	$20,465	$13,665	$6,800	50%
Commissions	1,519	1,729	(210)	(12%)
Management fees and other income	121	301	(180)	(60%)
Total revenues	22,105	15,695	6,410	41%
Operating Expenses
Cost of services	809	1,273	(464)	(36%)
Depreciation and amortization	10,858	8,211	2,647	32%
Property operating	6,206	3,998	2,208	55%
Impairment of real estate assets	167	—	167	N/A
Impairment of real estate assets held for sale	1,957	—	1,957	N/A
Real estate related acquisition costs	—	529	(529)	(100%)
Bad debt expense	66	35	31	89%
General and administrative	6,626	6,568	58	1%
Total operating expenses	26,689	20,614	6,075	29%
Gain on disposal of property	11,619	—	11,619	N/A
Operating income (loss)	7,035	(4,919)	11,954	243%

Other income (expense)
Interest and other income	30	26	4	15%
Derivative fair value adjustment	15	2,570	(2,555)	(99%)
Net gain on fair value change of debt held under the fair value option	2,104	—	2,104	N/A
Interest expense	(9,516)	(5,273)	(4,243)	80%
Loss on extinguishment of debt	(15)	—	(15)	N/A
Other expense	(19)	(6)	(13)	217%
Total other expense	(7,401)	(2,683)	(4,718)	176%
Net loss before income taxes	(366)	(7,602)	7,236	(95%)
Income tax benefit	1,692	1,514	178	12%
Net income (loss)	$1,326	$(6,088)	$7,414	(122%)
Less: Preferred equity return on Fortress preferred equity	(6,996)	—	(6,996)	N/A
Less: Preferred equity accretion to redemption value	(1,171)	—	(1,171)	N/A
Less: Preferred OP units return	(230)	—	(230)	N/A
Plus: Net loss attributable to noncontrolling interest	1,146	517	629	122%
Net loss attributable to common stockholders	$(5,925)	$(5,571)	$(354)	6%

Revenues for the six months ended June 30, 2023 increased approximately $6.4 million, or 41%, compared to the six months ended June 30, 2022, as a result of an approximately $6.8 million increase in rental income. This increase was partially offset by approximately $0.2 million decreases in each of commissions and management fees and other income. Rental income primarily increased as a result of the acquisition of two properties in the fourth quarter of 2022, which had aggregate rental income of $5.6 million during the six months ended June 30, 2023. The decrease in commissions is due to a lower transaction volume of leasing. The decrease in management fees and other income is mainly attributable to fees recognized in the six months ended June 30, 2022 related to properties that were acquired in the fourth quarter of 2022.

Total operating expenses for the six months ended June 30, 2023 increased approximately $6.1 million, or 29%, compared to the six months ended June 30, 2022, primarily from: (i) an increase in depreciation and amortization expense of approximately $2.6 million, primarily related to two properties that were acquired in November 2022 (which comprised $4.0 million of the total depreciation and amortization expense) partially offset by a $1.4 million decrease in amortization of in-place lease tangibles, (ii) a $2.0 million impairment of real estate assets held for sale as a result of reducing the carrying value of Dekalb Plaza for the amount that exceeded the property's fair value less estimated selling costs, (iii) an increase in property operating expense of approximately $2.2 million, which is mainly attributable to two properties acquired in the fourth quarter of 2022 and (iv) $0.2 million in impairment of real estate assets due to early termination of certain leases. These increases were partially offset by approximately $0.5 million of real estate related acquisition costs reflected in the second quarter of 2022 due to writing off pre-acquisition costs related to Midtown Row and the Colfax land parcel and a decrease of $0.5 million related to cost of service.

Gain on disposal of property for the six months ended June 30, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center.

The gain on derivative fair value adjustment was less than $0.1 million for the six months ended June 30, 2023 compared to a gain of approximately $2.6 million for the six months ended June 30, 2022. The decline of $2.6 million was primarily due to a $2.9 million change in the fair value of the interest rate swaps we entered into on November 23, 2022, July 1, 2021 and December 27, 2019 partially offset by a $0.3 million change in fair value of the embedded derivative liability relating to the Preferred Equity Investment.

Net gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the six months ended June 30, 2023 increased approximately $4.2 million, or 80%, compared to the six months ended June 30, 2022, primarily due to debt that was assumed or originated in connection with two properties that were acquired during the fourth quarter of 2022. We had additional net borrowings of approximately $74.1 million after June 30, 2022.

Income tax benefit for the six months ended June 30, 2023 increased approximately $0.2 million compared to the six months ended June 30, 2022, which is primarily attributable to the distributions to the Fortress Member as well as certain properties generating additional tax losses compared to the prior period, partially offset by the sale of the Spotswood Valley Square Shopping Center.

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

Net loss attributable to noncontrolling interest for the six months ended June 30, 2023 increased $0.6 million compared to the six months ended June 30, 2022. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

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

Our reconciliation of net income (loss) to FFO and AFFO for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$2,986	$(2,898)	$1,326	$(6,088)
Gain on disposal of properties	(11,619)	—	(11,619)	—
Impairment of real estate assets held for sale	1,957	—	1,957	—
Real estate depreciation and amortization	5,193	4,084	10,716	8,188
Amortization of direct leasing costs	24	10	51	14
FFO attributable to common shares and OP units	(1,459)	1,196	2,431	2,114
Stock-based compensation expense	551	400	765	1,186
Deferred financing and debt issuance cost amortization	218	377	500	760
Impairment of real estate assets	167	—	167	—
Intangibles amortization	81	(131)	129	(254)
Non-real estate depreciation and amortization	76	7	91	12
Non-cash interest expense	367	—	667	—
Recurring capital expenditures	(398)	(267)	(406)	(479)
Straight-line rent revenue	(288)	(254)	(734)	(385)
Minimum multiple on preferred interests	(254)	(376)	(331)	(747)
Non-cash fair value adjustment	937	(805)	(2,119)	(2,570)
AFFO attributable to common shares and OP units	$(2)	$147	$1,160	$(363)

Weighted average shares outstanding to common shares
Diluted	35,660,560	32,043,824	35,518,179	32,005,410

Net loss attributable to common stockholders per share
Diluted (1)	$(0.04)	$(0.08)	$(0.17)	$(0.17)

Weighted average shares outstanding to common shares and OP units
Diluted	41,220,856	34,775,558	41,078,475	34,767,031

FFO attributable to common shares and OP units
Diluted (2)	$(0.04)	$0.03	$0.06	$0.06

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

Our reconciliation of net income (loss) to EBIDTAre and Adjusted EBITDAre for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$2,986	$(2,898)	$1,326	$(6,088)
Interest expense	4,735	2,685	9,516	5,273
Income tax benefit	(9)	(887)	(1,692)	(1,514)
Depreciation and amortization expense	5,290	4,094	10,858	8,211
EBITDA	13,002	2,994	20,008	5,882
Gain on sale of real estate	(11,619)	—	(11,619)	—
Impairment loss	2,124	—	2,124	—
EBITDAre	3,507	2,994	10,513	5,882
Stock-based compensation expense	551	400	765	1,186
Straight-line rent revenue	(288)	(254)	(734)	(385)
Amortization of above and below market lease, net	81	(131)	129	(254)
Non-cash fair value adjustment	937	(805)	(2,119)	(2,570)
Adjusted EBITDAre	$4,788	$2,204	$8,554	$9,741

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of June 30, 2023 and August 8, 2023, we had unrestricted cash and cash equivalents of approximately $14.5 million and $18.5 million, respectively, available for current liquidity needs and restricted cash of approximately $5.6 million and $5.3 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of June 30, 2023, we had one mortgage loan (Vista Shops at Golden Mile Loan) with a principal balance of approximately $11.3 million that will mature within twelve months of the date that the condensed consolidated financial statements included in this report are issued. If we are unable to repay or refinance the mortgage loan, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, we would not have any further financial obligation to the lender as the estimated market value of the property is in excess of the outstanding loan balance.

In addition, the Basis Term Loan (as defined below) had an outstanding principal balance of $66.9 million as of June 30, 2023 and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions, including a material adverse change clause, and approval by the lender. Management exercised one of the one-year extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans. On May 26, 2023, we entered into a purchase and sale agreement to sell one of the properties that secures the Basis Term Loan for $23.1 million. We completed the sale on July 20, 2023 and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale. There can be no assurances, however, that we will be successful in exercising the remaining extension option or refinancing the Basis Term Loan prior to its maturity. If we are unable to extend or refinance the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the remaining five properties securing the loan.

We project that we will not have sufficient cash available to pay off the Basis Term Loan and the $11.3 million mortgage loan upon maturity, and we are currently seeking to refinance the loans prior to maturity in January 2024 and June 2024, respectively. Management is in discussions with various lenders and believes that we will be able to extend, refinance or otherwise repay our debt prior to maturity, including the Basis Term Loan. However, it is possible that we may be unable extend or refinance such debt on favorable terms or at all, which creates substantial doubt about our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements included in this report are issued. The condensed consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As of June 30, 2023, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of June 30, 2023:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	Balance Outstanding at June 30, 2023
Basis Term Loan (net of discount of $38)	January 1, 2024	Floating (2)	8.62%	$67,147	(3), (4)
Hollinswood Shopping Center Loan	December 1, 2024	LIBOR + 2.25% (5)	4.06%	12,600
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,927
Vista Shops at Golden Mile Loan (6)	June 24, 2024	Fixed	3.83%	11,345
Brookhill Azalea Shopping Center Loan	January 31, 2025	LIBOR + 2.75%	7.97%	8,747
Lamar Station Plaza West Loan (net of discount of $82)	December 10, 2027	Fixed	5.67%	18,329
Highlandtown Village Shopping Center Loan (net of discount of $42) (7)	May 10, 2028	SOFR + 2.5%	6.085%	8,708
Cromwell Field Shopping Center Loan (net of discount of $68)	December 22, 2027	Fixed	6.71%	10,122
Midtown Row Loan (net of discount of $22)	December 1, 2027	Fixed	6.48%	75,978
Midtown Row/Fortress Mezzanine Loan (8)	December 1, 2027	Fixed	12.00%	15,931
The Shops at Greenwood Village (net of discount of $85)	October 10, 2028	SOFR + 2.85% (9)	5.85%	22,499
				$254,333
Unamortized deferred financing costs, net				(1,752)	(4)
Total Mortgage and Other Indebtedness				$252,581

(1)
At June 30, 2023, the floating rate loans tied to the London Inter-Bank Offered Rate (“LIBOR”) were based on the one-month LIBOR rate of 5.22%. Beginning July 1, 2023, one-month LIBOR is no longer published and all remaining debt referencing LIBOR was replaced with SOFR (as defined below).
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
(4)
The outstanding balances of $67.1 million and $(1.8) million include $14.6 million and less than $(0.1) million, respectively, that were reclassified to mortgages related to assets held for sale.
(5)
We have entered into an interest rate swap which fixes the interest rate of this loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.
(6)
On June 28, 2023, we entered into an agreement to extend the maturity date of this loan to June 24, 2024.
(7)
On May 5, 2023, we refinanced the Highlandtown Village Shopping Center Loan to extend the maturity date to May 10, 2028 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.085% as described below under the heading “—Mortgage Indebtedness”. The prior loan carried an interest rate of 4.13%.
(8)
The outstanding balance reflects the fair value of the debt.
(9)
On October 6, 2021, we entered into an interest rate swap which fixes the interest rate of this loan at 4.082%. On May 1, 2023, the interest rate was amended to replace Prime with SOFR plus a spread of 2.85%. We terminated the existing interest rate swap and entered into a new interest rate swap agreement to fix the interest rate at 5.85%.

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. We exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers had entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of June 30, 2023, the interest rate of the Basis Term Loan was 8.62% and the outstanding principal balance was $66.9 million.

On July 20, 2023, we sold one of the properties, Dekalb, securing the Basis Term Loan and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended June 30, 2023 was approximately 1.38x.

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

Lamont Street was entitled to a cumulative annual return of 13.5% (the “Lamont Street Class A Return”), of which 10.0% was paid current and 3.5% was accrued. Lamont Street’s interests were to be redeemed on or before September 30, 2023 (the “Lamont Street Redemption Date”). The Lamont Street Redemption Date could be extended by us to September 30, 2024 and September 30, 2025, in each case subject to certain conditions, including the payment of a fee equal to 0.25% of Lamont Street's net invested capital for the first extension option and a fee of 0.50% of Lamont Street’s net invested capital for the second extension option. If the redemption price was paid on or before the Lamont Street Redemption Date, then the redemption price was equal to (a) all unreturned capital contributions made by Lamont Street, (b) all accrued but unpaid Lamont Street Class A Return and (c) all costs and other expenses incurred by Lamont Street in connection with the enforcement of its rights under the agreements. Additionally, at the Lamont Street Redemption Date, Lamont Street was entitled to (i) a redemption fee of 0.50% of the capital contributions returned and (ii) an amount equal to (a) the product of (i) the aggregate amount of capital contributions made and (ii) 0.26 less (b) the aggregate amount of Lamont Street Class A Return payments made to Lamont Street (the “Lamont Street Minimum Multiple Amount”).

On May 5, 2023, we refinanced the Highlandtown mortgage loan and used a portion of the proceeds to redeem $1.9 million of the Lamont Street Preferred Interest. On June 30, 2023, we used a portion of the proceeds from the sale of the Spotswood property to redeem the remaining $2.3 million of the Lamont Street Preferred Interest, which amount includes the remaining Lamont Street Minimum Multiple Amount.

Other Mortgage Indebtedness

In addition to the indebtedness described above, as of June 30, 2023 and December 31, 2022, we had approximately $171.3 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Highlandtown mortgage, Cromwell mortgage, Greenwood Village mortgage, Lamar Station Plaza West mortgage and the Midtown Row mortgage require the Company to maintain a minimum debt service coverage ratio (as such term is defined in the respective loan agreements) as follows in the table below.

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
(2)
We were not required to perform the debt service coverage ratio at June 30, 2023.

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

On May 3, 2023, the loan agreement for our mortgage loan secured by the Hollinswood property was amended to replace the LIBOR interest rate with SOFR plus a spread of 2.36%.

On May 5, 2023, we refinanced the Highlandtown Village Shopping Center mortgage loan. The new loan has a principal balance of $8.7 million, which bears interest at SOFR plus a spread of 2.5% per annum and matures on May 10, 2028. We have entered into an interest rate swap which fixes the interest rate of the loan at 6.085%.

As of June 30, 2023, we were in compliance with all covenants under our debt agreements.

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

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the previously variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. The interest rate cap expired on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of June 30, 2023 and December 31, 2022, the interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

We also entered into two interest rate swap agreements on the Hollinswood loan to fix the interest rate at 4.06%. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood loan. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.

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

Since our derivative instruments are not designated as hedges nor do they meet the criteria for hedge accounting, the fair value is recognized in earnings. For the three months ended June 30, 2023 and 2022, we recognized gains of approximately $0.3 million and $0.8 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, we recognized (losses) gains of approximately $(0.3) million and $2.6 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties” and, collectively with Highlandtown and Spotswood the “Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown. On June 28, 2023, the Fortress Member approved the extension of the Portfolio Excluded Properties outside date from June 30, 2023 to July 31, 2023, and later extended it to August 31, 2023, contingent upon certain items. With the approval of the Fortress Member, on June 30, 2023, we sold Spotswood and, on July 20, 2023, sold Dekalb Plaza, which was one of the Portfolio Excluded Properties.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of June 30, 2023, the Capitalized Preferred Return was approximately $6.0 million and is reflected within Preferred equity investment on the condensed consolidated balance sheets. For the three and six months ended June 30, 2023, we recognized $1.1 million and $2.1 million, respectively, of Current Preferred Return, and, for the three and six months ended June 30, 2023, we recognized $2.5 million and $4.9 million, respectively, of Capitalized Preferred Return as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

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

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the three months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
(in thousands)	2023	2022	Change
Cash and cash equivalents and restricted cash at beginning of period	$17,031	$11,024	$6,007
Net cash (used in) provided by operating activities	(2,354)	764	(3,118)
Net cash provided by (used in) investing activities	19,290	(1,989)	21,279
Net cash (used in) provided by financing activities	(13,943)	866	(14,809)
Cash and cash equivalents and restricted cash at end of period	$20,024	$10,665	$9,359

Operating Activities- Cash provided by operating activities decreased by approximately $3.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Operating cash flows were primarily impacted by a net decrease in changes in operating assets and liabilities of approximately $3.8 million, of which approximately $4.7 million was related to the net change in accounts payable. This was partially offset by approximately $0.5 million and $0.4 million related changes to deferred revenues and other assets, respectively.

Investing Activities- Cash used in investing activities during the six months ended June 30, 2023 increased by approximately $21.3 million compared to the six months ended June 30, 2022. This increase resulted primarily from $22.4 million related to the sale of the Spotswood property, partially offset by a $1.0 million increase in capital expenditures for real estate during the six months ended June 30, 2023 as compared to the corresponding period in 2022.

Financing Activities- Cash used in financing activities during the six months ended June 30, 2023 increased by $14.8 million compared to the six months ended June 30, 2022. The increase resulted primarily from (i) the $11.9 million repayment of the Spotswood mortgage loan with proceeds from the sale of the Spotswood property, (ii) the $3.9 million redemption of the Lamont Street preferred interest with proceeds from the sale of the Spotswood property and the refinancing of the mortgage loan secured by Highlandtown and

(iii) $2.1 million of preferred equity return on the Preferred Equity Investment that was reflected in the first six months of 2023. These increases were partially offset by a net increase in the Highlandtown mortgage loan of approximately $3.5 million from the refinance of the loan, net proceeds of $1.4 million related to the Highlandtown interest rate swap and a decrease in scheduled principal payments on loans of approximately $0.8 million as compared to the prior year period.

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

Once all appropriately designed controls are implemented, they will need to operate for a sufficient period of time prior to concluding they are operating effectively. As of June 30, 2023, while many of our controls are in place and operating, we have determined that our controls have not been operating for a sufficient period of time to conclude that they are operating effectively. Further, as we continue to evaluate the effectiveness of these controls, they may need further enhancement in order to properly address identified risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*

Tax Protection Agreement, dated as of April 4, 2023, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP and the Initial Protected Partners listed on Schedule 1 of the Agreement.

10.2*

First Amendment to Amended and Restated Limited Liability Company Agreement of Broad Street Eagles JV LLC, dated June 28, 2023, by and between CF Flyer PE Investor LLC and Broad Street Operating Partnership, LP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: August 14, 2023	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)