Form 10-Q
period 2023-09-30
Broad Street Realty, Inc.
filed 2023-11-14
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-09043

BROAD STREET REALTY, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3361229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11911 Freedom Drive, Suite 450 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 828-1200

7250 Woodmont Ave, Suite 350, Bethesda, Maryland

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

As of November 8, 2023, the registrant had 33,139,326 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
		(audited)
Assets
Real estate properties
Land	$54,936	$67,225
Building and improvements	278,650	300,699
Intangible lease assets	33,899	41,228
Construction in progress	6,739	4,231
Furniture and equipment	1,711	1,711
Less accumulated depreciation and amortization	(48,312)	(42,047)
Total real estate properties, net	327,623	373,047

Cash and cash equivalents	13,931	12,356
Restricted cash	4,829	4,675
Straight-line rent receivable	2,839	2,397
Tenant and accounts receivable, net of allowance of $174 and $165, respectively	1,698	1,874
Derivative assets	2,060	3,426
Other assets, net	5,024	4,511
Total Assets	$358,004	$402,286

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $16,741 and $17,895, respectively, at fair value under the fair value option)	$233,445	$267,616
Accounts payable and accrued liabilities	15,536	15,411
Unamortized intangible lease liabilities, net	756	1,553
Payables due to related parties	51	44
Deferred tax liabilities	—	3,968
Deferred revenue	906	1,252
Total liabilities	250,694	289,844

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	82,984	73,697

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,132,043 and 32,256,974 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	331	323
Additional paid in capital	60,384	72,097
Accumulated deficit	(34,268)	(33,294)
Accumulated other comprehensive income	743	56
Total Broad Street Realty, Inc. stockholders' equity	27,190	39,182
Noncontrolling interest	(2,864)	(437)
Total permanent equity	24,326	38,745
Total Liabilities, Temporary Equity and Permanent Equity	$358,004	$402,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$9,206	$7,369	$29,671	$21,034
Commissions	751	413	2,270	2,142
Management fees and other income	90	149	211	450
Total revenues	10,047	7,931	32,152	23,626
Operating Expenses
Cost of services	544	315	1,353	1,588
Depreciation and amortization	3,986	4,029	14,844	12,240
Property operating	3,027	1,926	9,233	5,924
Impairment of real estate assets	762	—	929	—
Impairment of real estate assets held for sale	396	—	2,353	—
Bad debt expense	40	12	106	47
General and administrative	3,139	3,053	9,765	10,150
Total operating expenses	11,894	9,335	38,583	29,949
(Loss) gain on disposal of property	(108)	—	11,511	—
Operating (loss) income	(1,955)	(1,404)	5,080	(6,323)

Other income (expense)
Interest and other income	106	—	136	26
Derivative fair value adjustment	(33)	1,249	(18)	3,819
Net (loss) gain on fair value change of debt held under the fair value option	(816)	—	1,288	—
Interest expense	(4,585)	(3,073)	(14,101)	(8,346)
Loss on extinguishment of debt	(21)	—	(36)	—
Other expense	(51)	(9)	(70)	(15)
Total other expense	(5,400)	(1,833)	(12,801)	(4,516)
Net loss before income taxes	(7,355)	(3,237)	(7,721)	(10,839)
Income tax benefit	2,276	795	3,968	2,309
Net loss	$(5,079)	$(2,442)	$(3,753)	$(8,530)
Less: Preferred equity return on Fortress preferred equity	(3,716)	—	(10,712)	—
Less: Preferred equity accretion to redemption value	(583)	—	(1,754)	—
Less: Preferred OP units return	(122)	—	(352)	—
Plus: Net loss attributable to noncontrolling interest	1,633	202	2,779	719
Net loss attributable to common stockholders	$(7,867)	$(2,240)	$(13,792)	$(7,811)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.22)	$(0.07)	$(0.39)	$(0.24)

Weighted average shares outstanding
Basic and diluted	35,691,830	32,079,861	35,576,699	32,030,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,079)	$(2,442)	$(3,753)	$(8,530)
Other comprehensive income:
Change in fair value due to credit risk on debt held under the fair value option	287	—	687	—
Total other comprehensive income	287	—	687	—
Comprehensive loss	$(4,792)	$(2,442)	$(3,066)	$(8,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2021	500	$—	31,873,428	$319	$70,022	$(19,543)	$—	$(2,674)	$48,124
Stock-based compensation	—	—	165,700	1	784	—	—	—	785
Tax effect of change in ownership percentage of OP	—	—	—	—	(3)	—	—	—	(3)
Net loss	—	—	—	—	—	(2,943)	—	(247)	(3,190)
Balance at March 31, 2022	500	—	32,039,128	320	70,803	(22,486)	—	(2,921)	45,716
Issuance of common stock	—	—	60,106	1	184	—	—	(185)	—
Grants of restricted stock	—	—	138,262	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(10,923)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(104)	—	—	—	—	—	—
Stock-based compensation	—	—	9,708	1	399	—	—	—	400
Net loss	—	—	—	—	—	(2,628)	—	(270)	(2,898)
Balance at June 30, 2022	500	—	32,236,177	322	71,386	(25,114)	—	(3,376)	43,218
Issuance of common stock	—	—	36,064	1	110	—	—	(111)	—
Forfeiture of restricted stock	—	—	(1,789)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	381	—	—	—	381
Net loss	—	—	—	—	—	(2,240)	—	(202)	(2,442)
Balance at September 30, 2022	500	$—	32,270,452	$323	$71,877	$(27,354)	$—	$(3,689)	$41,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Continued)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2022	500	$—	32,256,974	$323	$72,097	$(33,294)	$56	$(437)	$38,745
Forfeiture of restricted stock	—	—	(6,695)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,126)	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	166,125	1	213	—	—	—	214
Preferred equity return on preferred equity investment	—	—	—	—	(3,427)	—	—	—	(3,427)
Preferred equity accretion	—	—	—	—	(415)	—	—	—	(415)
Preferred OP Units return	—	—	—	—	(112)	—	—	66	(46)
Other comprehensive income	—	—	—	—	—	—	1,732	—	1,732
Net loss	—	—	—	—	—	(646)	—	(1,014)	(1,660)
Balance at March 31, 2023	500	—	32,412,278	324	68,350	(33,940)	1,788	(1,385)	35,137
Grants of restricted stock	—	—	419,618	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(9,649)	—	—	—	—	—	—
Stock-based compensation	—	—	287,743	7	544	—	—	—	551
Preferred equity return on preferred equity investment	—	—	—	—	(3,569)	—	—	—	(3,569)
Preferred equity accretion	—	—	—	—	(756)	—	—	—	(756)
Preferred OP Units return	—	—	—	—	(118)	—	—	164	46
Other comprehensive loss	—	—	—	—	—	—	(1,332)	—	(1,332)
Net income (loss)	—	—	—	—	—	3,118	—	(132)	2,986
Balance at June 30, 2023	500	—	33,109,990	331	64,451	(30,822)	456	(1,353)	33,063
Forfeiture of restricted stock	—	—	(3,447)	—	—	—	—	—	—
Stock-based compensation	—	—	25,500	—	354	—	—	—	354
Preferred equity return on preferred equity investment	—	—	—	—	(3,716)	—	—	—	(3,716)
Preferred equity accretion	—	—	—	—	(583)	—	—	—	(583)
Preferred OP Units return	—	—	—	—	(122)	—	—	122	—
Other comprehensive income	—	—	—	—	—	—	287	—	287
Net loss	—	—	—	—	—	(3,446)	—	(1,633)	(5,079)
Balance at September 30, 2023	500	$—	33,132,043	$331	$60,384	$(34,268)	$743	$(2,864)	$24,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(3,753)	$(8,530)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Deferred income taxes	(3,968)	(2,309)
Depreciation and amortization	14,844	12,241
Amortization of deferred financing costs and debt discounts	657	1,172
Amortization and (accretion) of above and below market lease intangibles, net	227	(332)
Minimum multiple on preferred interests	(331)	(929)
Loss on extinguishment of debt	36	—
Gain on disposal of property	(11,511)	—
Impairment of real estate assets	929	—
Impairment of real estate assets held for sale	2,353	—
Straight-line rent revenue	(945)	(619)
Amortization of operating lease right-of-use assets	(32)	(26)
Stock-based compensation	1,119	1,566
Change in fair value of derivatives	18	(3,819)
Change in fair value of debt held under the fair value option	(1,288)	—
Bad debt expense	106	47
Changes in operating assets and liabilities
Accounts receivable	70	262
Other assets	(198)	(815)
Receivables due from related parties	—	201
Accounts payable and accrued liabilities	(1,106)	2,439
Payables due to related parties	7	10
Deferred revenues	(284)	(166)
Net cash (used in) provided by operating activities	(3,050)	393
Cash flows from investing activities
Cash received on disposition of real estate, net of selling costs	44,779	—
Capitalized pre-acquisition costs, net of refunds	—	(756)
Capital expenditures for real estate	(4,829)	(3,792)
Net cash provided by (used in) investing activities	39,950	(4,548)
Cash flows from financing activities
Borrowings under debt agreements	21,024	2,000
Repayments under debt agreements	(53,854)	(2,086)
Preferred equity return on preferred equity investment	(3,178)	—
Proceeds related to interest rate swap	2,171	—
Payments related to interest rate swap	(773)	—
Taxes remitted upon vesting of restricted stock	(6)	—
Debt origination and discount fees	(555)	(4)
Proceeds from related parties	—	594
Payments to related parties	—	(617)
Net cash used in financing activities	(35,171)	(113)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,729	(4,268)
Cash, cash equivalents and restricted cash at beginning of period	17,031	11,024
Cash, cash equivalents and restricted cash at end of period	$18,760	$6,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flow Information
Interest paid	$13,510	$7,696
Taxes paid, net of refunds	$19	$17

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	$(7,514)	$—
Accrued Current Preferred Return	$(365)	$—
Capitalized interest on Mezzanine loan	$(822)	$—
Accrued capital expenditures for real estate	$1,556	$514
Accrued pre-acquisition costs	$—	$34

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$13,931	$1,559
Restricted cash	4,829	5,197
Cash, cash equivalents and restricted cash at end of period	$18,760	$6,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

September 30, 2023

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of September 30, 2023, the Company had gross real estate assets of $372.7 million (gross real estate properties less gross real estate intangibles liabilities) in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2023, the Company owned 85.6% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

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

Specifically, as of September 30, 2023, the Company had one mortgage loan with a principal balance outstanding of approximately $11.3 million that matures within twelve months of the date that these condensed consolidated financial statements are issued. If the Company is unable to repay or refinance this mortgage loan, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, the Company would not have any further financial obligations to the lender as the current estimated market value of this property is in excess of the outstanding loan balance.

In addition, the Basis Term Loan (as defined below) had an outstanding principal balance of $35.2 million as of September 30, 2023 and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions, including a material adverse change clause, and approval by the lender. The Company exercised one of the one-year extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans. On October 31, 2023, the Company received a loan secured by one of the properties that previously secured the Basis Term Loan and repaid $12.8 million of the outstanding principal balance on the Basis Term Loan with the proceeds from the new mortgage loan. There can be no assurances, however, that the Company will be successful in exercising the remaining extension option or refinancing the remainder of the Basis Term Loan prior to its maturity. If the Company is unable to extend or refinance the remainder of the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the remaining three properties securing the loan. Under this circumstance, the Company would not have any further financial obligation to the lender as the current estimated market values of the properties are in excess of the outstanding loan balance.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of September 30, 2023.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on May 1, 2023. During the nine months ended September 30, 2023, there were no material changes to these policies.

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

On July 20, 2023, the Company completed the sale of Dekalb Plaza for a sales price of $23.1 million in cash and recognized a net loss of $0.1 million in its condensed consolidated statements of operations. The Company used $17.4 million of the proceeds to paydown a portion of the Basis Term Loan and $0.7 million to pay transaction costs. The Company recognized approximately $0.4 million and approximately $2.4 million of impairment expenses on assets held for sale for the three and nine months ended September 30, 2023, respectively, in its condensed consolidated statement of operations.

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of September 30, 2023, which includes rental income for the nine months ended September 30, 2023 and 2022.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the nine months ended September 30,
Location	September 30, 2023	September 30, 2023	September 30, 2023	2023	2022
Maryland	6	$101,723	27.3%	$9,214	$9,579
Virginia (1)	5	198,783	53.3%	12,395	5,502
Pennsylvania (2)	―	—	—	1,501	1,589
Washington D.C.	1	8,422	2.3%	438	495
Colorado	3	63,781	17.1%	6,123	3,869
	15	$372,709	100.0%	$29,671	$21,034

(1)
Rental income includes Spotswood Valley Square Shopping Center, which was sold on June 30, 2023 and had rental income of $1.2 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of September 30, 2023 and December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Assets:
Above-market leases	$4,266	$5,150
Above-market leases accumulated amortization	(2,401)	(2,199)
In-place leases	29,633	36,078
In-place leases accumulated amortization	(19,482)	(18,251)
Total real estate intangible assets, net	$12,016	$20,778

Liabilities
Below-market leases	$3,226	$4,992
Below-market leases accumulated amortization	(2,470)	(3,439)
Total real estate intangible liabilities, net	$756	$1,553

For the three months ended September 30, 2023 and 2022, the Company recognized amortization related to in-place leases of approximately $1.1 million and $1.8 million, respectively, and net amortization related to above-market leases and below-market leases for the three months ended September 30, 2023 and 2022 of approximately $0.1 million and approximately $(0.1) million, respectively, in its condensed consolidated statements of operations.

For the nine months ended September 30, 2023 and 2022, the Company recognized amortization related to in-place leases of approximately $5.5 million and $5.7 million, respectively, and net amortization related to above-market leases and below-market leases for the nine months ended September 30, 2023 and 2022 of approximately $0.2 million and $(0.3) million, respectively, in its condensed consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of September 30, 2023:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2023	$880	$164	$(81)	$963
2024	2,973	575	(304)	3,244
2025	2,089	449	(174)	2,364
2026	1,489	253	(98)	1,644
2027	962	167	(47)	1,082
2028	520	112	(26)	606
Thereafter	1,238	145	(26)	1,357
Total	$10,151	$1,865	$(756)	$11,260

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 5 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 are detailed in the table below:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid assets and deposits	$1,659	$1,722
Leasing commission costs and incentives, net	1,728	751
Right-of-use assets, net	375	695
Pre-acquisition costs	11	8
Other receivables, net	34	101
Corporate property, net	47	64
Receivables from related parties	1,170	1,170
Total assets	$5,024	$4,511

Receivables due from related parties as of September 30, 2023 and December 31, 2022 are described further in Note 15 “Related Party Transactions”.

Note 6 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 are detailed in the table below:

(in thousands)	September 30, 2023	December 31, 2022
Trade payable	$3,036	$2,476
Security deposit	2,369	2,529
Real estate tax payable	1,160	1,231
Interest payable	1,233	1,570
Derivative liability	1,258	1,208
Lease payable	386	738
Other	6,094	5,659
Accounts payable and accrued liabilities	$15,536	$15,411

Note 7 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at September 30, 2023 and December 31, 2022:

(dollars in thousands)	Maturity Date	Rate Type (1)	Interest Rate	September 30, 2023		December 31, 2022
Basis Term Loan (net of discount of $11 and $79, respectively)	January 1, 2024	Floating (2)	8.62%	$35,335	(3)	$67,086	(3)
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (4)	4.06%	12,519		12,760
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,897		2,985
Vista Shops at Golden Mile Loan (net of discount of $0 and $12, respectively) (5)	June 24, 2024	Fixed	3.83%	11,296		11,478
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.07%	8,747		8,762
Crestview Shopping Center Loan (net of discount of $60 and $0, respectively)	September 29, 2026	Fixed	7.83%	11,940		—
Lamar Station Plaza West Loan (net of discount of $78 and $95, respectively)	December 10, 2027	Fixed	5.67%	18,334		18,317
Lamont Street Preferred Interest (net of discount of $0 and $29, respectively) (6)	September 30, 2023	Fixed	13.50%	—		4,241
Highlandtown Village Shopping Center Loan (net of discount of $40 and $14, respectively) (7)	May 10, 2028	SOFR + 2.5%	6.085%	8,710		5,241
Cromwell Field Shopping Center Loan (net of discount of $64 and $77, respectively)	December 22, 2027	Fixed	6.71%	10,400		10,113
Midtown Row Loan (net of discount of $22 and $25, respectively)	December 1, 2027	Fixed	6.48%	75,978		75,975
Midtown Row/Fortress Mezzanine Loan (8)	December 1, 2027	Fixed	12.00%	16,741		17,895
Spotswood Valley Square Shopping Center Loan (net of discount of $0 and $31, respectively)	July 6, 2023	Fixed	4.82%	—		11,849
The Shops at Greenwood Village (net of discount of $85 and $94, respectively)	October 10, 2028	SOFR + 2.85% (9)	5.85%	22,358		22,772
				$235,255		$269,474
Unamortized deferred financing costs, net				(1,810)		(1,858)
Total Mortgage and Other Indebtedness				$233,445		$267,616

(1)
Beginning July 1, 2023, one-month London Inter-Bank Offered Rate (“LIBOR”) is no longer published and all remaining debt referencing LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”).
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement to cap the SOFR interest rate at 4.65% effective January 1, 2023, which replaced the existing interest rate cap agreement that capped the SOFR interest rate at 3.5%.
(3)
The outstanding balance includes $0.2 million and $0.3 million of exit fees at September 30, 2023 and December 31, 2022, respectively.
(4)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.
(5)
On June 28, 2023, the Company entered into an agreement to extend the maturity date of this loan to June 24, 2024.
(6)
The outstanding balance includes approximately $0.3 million of indebtedness as of December 31, 2022 related to the Lamont Street Minimum Multiple Amount (as defined below) owed to Lamont Street as described below under the heading “—Lamont Street Preferred Interest.”
(7)
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

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. The Company exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. On July 20, 2023, the Company sold Dekalb and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale. On September 29, 2023, the Company received a loan secured by Crestview and repaid $14.3 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan.

As of September 30, 2023, the effective interest rate of the Basis Term Loan was 8.62% and the outstanding principal balance was $35.2 million.

On October 31, 2023, the Company received a loan secured by Coral Hills and repaid $12.8 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan.

The Company was in compliance with the Basis Loan Agreement's debt service coverage calculation for the twelve months ended September 30, 2023.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of September 30, 2023 and December 31, 2022, the Company had approximately $183.2 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties.

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

On September 29, 2023, the Company received a $12.0 million loan secured by Crestview Shopping Center, which bears interest at a rate of 7.83% per annum and matures on September 29, 2026. The Company used the proceeds to pay down the Basis Term Loan.

On October 31, 2023, the Company received a $12.8 million loan secured by the Coral Hills property, which bears interest at a rate of 6.95% per annum and matures on October 31, 2033. The Company used the proceeds to pay down the Basis Term Loan.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate is 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a trigger event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at September 30, 2023 and December 31, 2022 was $16.7 million and $17.9 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized a loss of $0.8 million and net gain of $1.3 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net gain of $0.3 million and $0.7 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.4 million, respectively, of interest expense in the condensed consolidated statements of operations, which includes $0.3 million and $0.8 million, respectively, of Capitalized Interest recorded in the condensed consolidated balance sheets.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of September 30, 2023:

(dollars in thousands)	Amount Due
Remainder of 2023	$410
2024	60,650
2025	12,462
2026	13,957
2027	119,223
2028	28,110
Thereafter	—
234,812
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(1,367)
Total	$233,445

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of September 30, 2023 and December 31, 2022, the effective interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended September 30, 2023 and 2022, the Company recognized gains of approximately $0.3 million and $1.2 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized gains of less than $0.1 million and $3.8 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of September 30, 2023 and December 31, 2022 was an interest rate cap asset of $0.1 million and $0.2 million, respectively, and an interest rate swap asset of approximately $1.9 million and $3.2 million at September 30, 2023 and December 31, 2022, respectively. The interest rate cap asset and interest rate swap asset are included in Derivative assets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of September 30, 2023, the Company was in compliance with all covenants under its debt agreements.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village

Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown. The Fortress Member has approved extensions of the Portfolio Excluded Properties outside date, which is currently November 30, 2023. With the approval of the Fortress Member, on June 30, 2023, the Company sold Spotswood and, on July 20, 2023, sold Dekalb, which was one of the Portfolio Excluded Properties. On September 29, 2023 and October 31, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that own Crestview and Coral Hills, which were Portfolio Excluded Properties.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a trigger event under the Eagles Sub-OP Operating Agreement, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of September 30, 2023, the Capitalized Preferred Return was approximately $8.6 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, the Company recognized $1.1 million and $3.2 million, respectively, of Current Preferred Return and $2.6 million and $7.5 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement). In addition, the Company is required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $8.7 million as of September 30, 2023 and reflected in cash and cash equivalents.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Preferred Equity Investment is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Preferred Equity Investment and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, the Company recognized a loss of $0.3 million and less than $0.1 million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. The derivative liability was $1.3 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively, and is reflected in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the nine months ended September 30, 2023.

(thousands)	Preferred Equity Investment
Balance at December 31, 2022	$73,697
Preferred equity return	7,533
Preferred equity accretion	1,754
Balance at September 30, 2023	$82,984

Note 10 – Equity

Common Stock

On January 3, 2023, April 3, 2023, July 3, 2023 and October 3, 2023, the Company issued 166,125, 32,904, 25,500 and 9,348 shares of common stock, respectively, to its directors. On April 3, 2023, the Company issued 254,839 shares of common stock to Mr. Jacoby in lieu of cash payment of 50% of his bonus pursuant to the cash bonus plan approved by the compensation committee of the Company’s board of directors for the year ended December 31, 2022. The foregoing shares were issued under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”).

On October 23, 2023, the Company amended and restated its certificate of incorporation, which effected an increase to the Company's total number of authorized shares of common stock from 50,000,000 shares to 300,000,000 shares.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of September 30, 2023 and December 31, 2022, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of September 30, 2023, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of September 30, 2023 and December 31, 2022, the Company owned an 85.6% interest and an 85.3% interest, respectively, in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the Common OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the Common OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Holders of Preferred OP units have the right to convert each Preferred OP unit into one Common OP unit, plus a cash payment for each Preferred OP unit so converted equal to (i) (A) the liquidation preference of the Preferred OP unit at such time, minus (B) $2.00 and (ii) all accrued and unpaid monthly distributions (to the extent not already added to the liquidation preference) (the “Conversion Liquidation Payment”). The liquidation preference means the sum of (i) $2.00 and (ii) the accrued Capitalized Preferred OP Unit Return (as defined below). On the date that the common stock is first listed on the New York Stock Exchange, the NYSE American or the Nasdaq Stock Market, each Preferred OP unit will automatically convert into one Common OP unit and the right to receive the Conversion Liquidation Payment. Pursuant to the amended Agreement of Limited Partnership of the Operating Partnership, a portion of the return on the Preferred OP units will be paid in cash (the “Current Preferred OP Unit Return”) and a portion of the return will accrue on and be added to the liquidation preference of the Preferred OP units each month (the “Capitalized Preferred OP Unit Return” and, together with the Current Preferred OP Unit Return, the “Preferred OP Unit Return”). The initial Preferred OP Unit Return is 12% per annum, comprised of a 5% Current Preferred OP Unit Return and a 7% Capitalized Preferred OP Unit Return. The Capitalized Preferred OP Unit Return increases each year by 1%. After November 23, 2027, the Preferred OP Unit Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. The Preferred OP units have no voting rights.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of September 30, 2023, there were 689,934 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the nine months ended September 30, 2023 and 2022.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2022	159,439	$2.24
Granted	419,618	0.78
Vested	(59,607)	2.25
Forfeitures	(19,791)	1.69
Outstanding as of September 30, 2023	499,659	$1.04

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2021	237,621	$1.26
Granted	138,262	2.20
Vested	(172,580)	0.75
Forfeitures	(12,712)	2.44
Outstanding as of September 30, 2022	190,591	$2.01

Of the restricted shares that vested during the nine months ended September 30, 2023, 4,126 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three ended September 30, 2023 and 2022 was approximately $0.1 million and approximately $0.2 million for each of the nine months ended September 30, 2023 and 2022 and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of September 30, 2023 was approximately $0.2 million and will be recognized over a weighted-average period of 1.2 years.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee’s resignation. The remaining unrecognized costs from RSU awards as of September 30, 2023 was approximately $2.2 million and will be recognized over 2.3 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the nine months ended September 30, 2023 and 2022 are presented in the tables below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2022	10,000	$6.00	$—	0.45	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(10,000)	(6.00)	—	—	—
Balance at September 30, 2023	—	$—	$—	—	$—

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2021	70,000	$7.71	$—	0.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(60,000)	(8.00)	—	—	—
Balance at September 30, 2022	10,000	$6.00	$—	0.70	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 10,000 outstanding options at September 30, 2022 were fully vested at grant date. The intrinsic value was not material. There were no outstanding options at September 30, 2023.

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

Note 11 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three and nine months ended September 30, 2023 and 2022 by type of service:

	Topic 606	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Revenue Recognition	2023	2022	2023	2022
Topic 606 Revenues
Leasing commissions	Point in time	$675	$201	$2,010	$1,558
Property and asset management fees	Over time	27	85	89	232
Sales commissions	Point in time	76	212	260	584
Development fees	Over time	33	—	42	—
Engineering services	Over time	18	47	47	150
Topic 606 Revenue		829	545	2,448	2,524
Out of Scope of Topic 606 revenue
Rental income		$9,206	$7,369	$29,671	$21,034
Sublease income		12	17	33	68
Total Out of Scope of Topic 606 revenue		9,218	7,386	29,704	21,102
Total Revenue		$10,047	$7,931	$32,152	$23,626

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of September 30, 2023 are reflected in the table below.

(in thousands)
Remainder of 2023	$7,224
2024	24,891
2025	18,975
2026	15,992
2027	13,602
2028	10,330
Thereafter	30,067
Total	$121,081

Note 12 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three and nine months ended September 30, 2023 was approximately 7.1 million and 7.0 million, respectively. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three and nine months ended September 30, 2022 was approximately 4.1 million.

The following table sets forth the computation of earnings per common share for the three and nine months ended September 30, 2023 and 2022:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net loss	$(5,079)	$(2,442)	$(3,753)	$(8,530)
Less: Preferred equity return on Fortress preferred equity	(3,716)	—	(10,712)	—
Less: Preferred equity accretion to redemption value	(583)	—	(1,754)	—
Less: Preferred OP units return	(122)	—	(352)	—
Plus: Net loss attributable to noncontrolling interest	1,633	202	2,779	719
Net loss attributable to common stockholders	$(7,867)	$(2,240)	$(13,792)	$(7,811)
Denominator
Basic weighted-average common shares	35,692	32,080	35,577	32,030
Dilutive potential common shares	—	—	—	—
Diluted weighted-average common shares	35,692	32,080	35,577	32,030

Net loss per common share- basic and diluted	$(0.22)	$(0.07)	$(0.39)	$(0.24)

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

		Fair Value Measurements
(in thousands)	September 30, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2,060	$—	$2,060	$—

Liabilities:
Derivative instruments (1)	$1,258	$—	$1,258	$—
Fortress Mezzanine Loan	16,741	—	16,741	—

(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$3,426	$—	$3,426	$—

Liabilities:
Derivative instruments (1)	$1,208	$—	$1,208	$—
Fortress Mezzanine Loan	17,895	—	17,895	—
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

The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The Fortress Mezzanine Loan is a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The fair value option election for the Fortress Mezzanine Loan is due to the number and complexity of features that would require separate bifurcation absent this election. The fair value of the Fortress Mezzanine Loan is valued using a binomial lattice-based model which takes into account variables such as estimated volatility, expected holding period, stock price, the exit fee and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the valuation date. This technique incorporates Level 1, Level 2 and Level 3 inputs.

Financial Assets and Liabilities Not Carried at Fair Value

The tables below provide information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes the information based upon the level of the fair value hierarchy within which fair value measurements are categorized.

	At September 30, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$13,931	$13,931	$—	$—
Restricted cash	4,829	4,829	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$87,669	$—	$87,669	$—
Mortgage and other indebtedness, net - fixed rate	130,845	—	127,830	—

	At December 31, 2022
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,356	$12,356	$—	$—
Restricted cash	4,675	4,675	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$111,380	$—	$111,380	$—
Mortgage and other indebtedness, net - fixed rate	140,199	—	139,447	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of September 30, 2023 and December 31, 2022 due to the short-term nature of these instruments (Level 1).

At September 30, 2023 and December 31, 2022, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at September 30, 2023 and December 31, 2022 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of September 30, 2023 and December 31, 2022 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.
Note 14 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended September 30, 2023 and 2022 reflects an income tax benefit of $2.3 million and approximately $0.8 million, respectively, at an estimated annual effective tax rate of 22.6% and 24.5%, respectively. The provision for income taxes for the nine months ended September 30, 2023 and 2022 reflects an income tax benefit of approximately $4.0 million and $2.3 million, respectively, at an estimated annual effective tax rate of 22.6% and 24.5%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the Operating Partnership and net gain on change in fair value of debt held under the fair value option, each of which is not subject to tax and state income taxes. As of September 30, 2023, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the three and nine months ended September 30, 2023, the Company recorded a valuation allowance of $0.4 million and $1.5 million against the deferred tax asset, respectively.

Note 15 – Related Party Transactions

Receivables and Payables

As of each of September 30, 2023 and December 31, 2022, the Company had $1.2 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.2 million at September 30, 2023 and December 31, 2022 relates to the merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of September 30, 2023 and December 31, 2022, the Company had approximately $0.1 million and less than $0.1 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets. On October 6, 2022, Lamar Station Plaza West, a property managed by the Company and acquired in November 2022, advanced the Company $1.1 million for deposits related to the Company’s financing in November 2022. Such amount is eliminated in consolidation.

Approximately $0.4 million of the Company’s total revenue for the nine months ended September 30, 2022 was generated from related parties. The amount for the three months ended September 30, 2022 was de minimis. No income was generated from related parties for the three and nine months ended September 30, 2023. Additionally, approximately $0.1 million of the Company’s accounts receivable, net balance at December 31, 2022 was owed from related parties. There were no accounts receivable owed from related parties at September 30, 2023.

Management Fees

During the nine months ended September 30, 2022, the Company provided management services for Lamar Station Plaza West, which was acquired in the fourth quarter of 2022 in the remaining merger, and the Cypress Point property. The Company received a management fee ranging from 3.0% to 4.0% of such properties’ gross income. Messrs. Jacoby, Yockey and Topchy had interests in the entity that owned Lamar Station Plaza West. Messrs. Jacoby, Yockey, Topchy and Neal had interests in the entity that owned the Cypress Point property. In the third quarter of 2022, the Company terminated the merger related to the Cypress Point property due to the performance of the property.

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

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended September 30, 2023 and 2022, the Company paid less than $0.1 million and approximately $0.1 million, respectively, in legal fees to Shulman Rogers LLP. During each of the nine months ended September 30, 2023 and 2022, the Company paid approximately $0.3 million in legal fees to Shulman Rogers LLP.

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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of September 30, 2023, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our retail portfolio as of September 30, 2023 and December 31, 2022. For additional information, see “—Our Portfolio.”

	As of	As of
	September 30, 2023	December 31, 2022
Number of properties	15	17
Number of states	4	5
Total square feet (in thousands)	1,657	2,026
Anchor spaces	842	1,104
Inline spaces	815	922
Leased % of rentable square feet (1):
Total portfolio	88.6%	90.4%
Anchor spaces	95.1%	96.3%
Inline spaces	81.8%	83.4%
Occupied % of rentable square feet (1):
Total portfolio	82.4%	84.0%
Anchor spaces	88.9%	89.6%
Inline spaces	75.6%	77.3%
Average remaining lease term (in years) (2)	5.0	5.3
Annualized base rent per leased square feet (3)	$14.89	$13.76
(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of September 30, 2023 or December 31, 2022, as applicable, divided by (b) total GLA as of September 30, 2023 or December 31, 2022, as applicable, expressed as a percentage.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2023 or December 31, 2022, as applicable.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2023, we owned 85.6% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

As of September 30, 2023, we owned 15 properties, of which 12 are located in the Mid-Atlantic region and three are located in Colorado. Retail properties comprise our entire portfolio except for a portion of one of our properties (Midtown Row), which includes a student housing property. Our retail properties have 1,657,026 total square feet of GLA. The following table provides additional information about the retail properties in our portfolio as of September 30, 2023.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$723,705	$25.57	3.3%	$8,422
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	87.0%	1,569,963	11.05	7.2%	18,533
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,514	100.0%	1,416,680	16.57	6.5%	16,618
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,527,833	20.45	7.0%	18,824
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,410	89.5%	2,164,373	10.36	9.9%	19,156
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,681	94.3%	3,360,964	17.94	15.4%	31,469
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,091,972	18.98	5.0%	7,449
Hollinswood Shopping Center	Baltimore, MD	2020	112,642	96.7%	1,758,222	16.13	8.0%	24,587
Lamar Station Plaza East	Lakewood, CO	1984	83,819	39.5%	509,644	15.40	2.3%	8,675
Lamar Station Plaza West	Lakewood, CO	2016	186,705	100.0%	2,133,520	11.43	9.8%	23,637
Midtown Colonial	Williamsburg, VA	2018	98,067	83.7%	960,564	11.70	4.4%	17,582
Midtown Lamonticello	Williamsburg, VA	2019	63,157	83.9%	912,560	17.21	4.2%	16,054
Midtown Row (Retail Portion)	Williamsburg, VA	2021	62,863	29.3%	488,873	26.58	2.2%	126,672
Vista Shops at Golden Mile	Frederick, MD	2009	98,738	97.5%	1,778,182	18.47	8.1%	15,089
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	95.3%	1,453,494	13.92	6.7%	19,942
Total			1,657,026	88.6%	$21,850,549	$14.89	100.0%	$372,709

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of September 30, 2023, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 82.4% as of September 30, 2023.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of September 30, 2023, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2023.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of September 30, 2023, which includes rental income for the nine months ended September 30, 2023 and 2022.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the nine months ended September 30,
Location	September 30, 2023	September 30, 2023	September 30, 2023	2023	2022
Maryland	6	$101,723	27.3%	$9,214	$9,579
Virginia (1)	5	198,783	53.3%	12,395	5,502
Pennsylvania (2)	―	—	—	1,501	1,589
Washington D.C.	1	8,422	2.3%	438	495
Colorado	3	63,781	17.1%	6,123	3,869
	15	$372,709	100.0%	$29,671	$21,034

(1)
Rental income includes Spotswood Valley Square Shopping Center, which was sold on June 30, 2023 and had rental income of $1.2 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2022 Annual Report on Form 10-K, which was filed with the SEC on May 1, 2023. During the nine months ended September 30, 2023, there were no material changes to these policies. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of September 30, 2023, approximately 45.4% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of September 30, 2023, approximately 11.4% of our GLA was vacant and approximately 1.3% of our leases (based on GLA) were scheduled to expire on or before December 31, 2023. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Dispositions

On June 30, 2023, we completed the sale of Spotswood Valley Square Shopping Center for a sales price of $23.0 million in cash and recognized a net gain of $11.6 million in our condensed consolidated statements of operations. On July 20, 2023, we completed the sale of Dekalb Plaza for a sales price of $23.1 million in cash and recognized a net loss of $0.1 million in our condensed consolidated statements of operations.

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

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

	For the Three Months Ended		Change
(dollars in thousands)	September 30, 2023	September 30, 2022	$	%
Revenues
Rental income	$9,206	$7,369	$1,837	25%
Commissions	751	413	338	82%
Management fees and other income	90	149	(59)	(40%)
Total revenues	10,047	7,931	2,116	27%
Operating Expenses
Cost of services	544	315	229	73%
Depreciation and amortization	3,986	4,029	(43)	(1%)
Property operating	3,027	1,926	1,101	57%
Impairment of real estate assets	762	—	762	N/A
Impairment of real estate assets held for sale	396	—	396	N/A
Bad debt expense	40	12	28	233%
General and administrative	3,139	3,053	86	3%
Total operating expenses	11,894	9,335	2,559	27%
Loss on disposal of property	(108)	—	(108)	N/A
Operating loss	(1,955)	(1,404)	(551)	39%

Other income (expense)
Interest and other income	106	—	106	N/A
Derivative fair value adjustment	(33)	1,249	(1,282)	(103%)
Net loss on fair value change of debt held under the fair value option	(816)	—	(816)	N/A
Interest expense	(4,585)	(3,073)	(1,512)	49%
Loss on extinguishment of debt	(21)	—	(21)	N/A
Other expense	(51)	(9)	(42)	467%
Total other expense	(5,400)	(1,833)	(3,567)	195%
Net loss before income taxes	(7,355)	(3,237)	(4,118)	127%
Income tax benefit	2,276	795	1,481	186%
Net loss	$(5,079)	$(2,442)	$(2,637)	108%
Less: Preferred equity return on Fortress preferred equity	(3,716)	—	$(3,716)	N/A
Less: Preferred equity accretion to redemption value	(583)	—	$(583)	N/A
Less: Preferred OP units return	(122)	—	$(122)	N/A
Plus: Net loss attributable to noncontrolling interest	1,633	202	1,431	708%
Net loss attributable to common stockholders	$(7,867)	$(2,240)	$(5,627)	251%

Revenues for the three months ended September 30, 2023 increased approximately $2.1 million, or 27%, compared to the three months ended September 30, 2022, as a result of approximately $1.8 million and $0.3 million increases in rental income and commissions, respectively. The increases were partially offset by an approximately $0.1 million decrease in management fees and other income. Rental income primarily increased as a result of the acquisition of two properties in the fourth quarter of 2022, which had aggregate rental income of $3.1 million during the three months ended September 30, 2023. The increase in commissions is due to a higher transaction volume of leasing. The decrease in management fees and other income is mainly attributable to fees recognized in the third quarter of 2022 related to properties that were acquired in the fourth quarter of 2022.

Total operating expenses for the three months ended September 30, 2023 increased approximately $2.6 million, or 27%, compared to the three months ended September 30, 2022, primarily from: (i) an increase in property operating expense of approximately $1.1 million, which is mainly attributable to two properties acquired in the fourth quarter of 2022, (ii) $0.8 million in impairment of real estate assets due to early termination of certain leases, (iii) $0.4 million in impairment of real estate assets held for sale as a result of writing down certain assets and liabilities relating to Dekalb Plaza, (iv) an increase in cost of service of approximately $0.2 million and (v) an increase in general and administrative expense of approximately $0.1 million primarily related to professional fees.

Loss on disposal of property for the three months ended September 30, 2023 reflects the loss recognized in connection with the sale of Dekalb Plaza.

The loss on derivative fair value adjustment was less than $0.1 million for the three months ended September 30, 2023 compared to a gain of approximately $1.2 million for the three months ended September 30, 2022. The decline of $1.3 million was primarily due to a $0.9 million change in the fair value of the interest rate swaps, a $0.3 million change in fair value of the embedded derivative liability relating to the Preferred Equity Investment (as defined below) and a $0.1 million change in the fair value of the interest rate cap for the Basis Term Loan (as defined below).

Net loss on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan (as defined below) for which we elected the fair value option.

Interest expense for the three months ended September 30, 2023 increased approximately $1.5 million, or 49%, compared to the three months ended September 30, 2022, primarily due to debt that was assumed or originated in connection with two properties that were acquired during the fourth quarter of 2022, which was partially offset by the repayment of debt in connection with the sale of two properties during the second and third quarter of 2023. We had additional net borrowings of approximately $55.6 million after September 30, 2022.

Income tax benefit for the three months ended September 30, 2023 increased approximately $1.5 million compared to the three months ended September 30, 2022, which is primarily attributable to the distributions to the Fortress Member as well as certain properties generating additional tax losses compared to the prior period.

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

Net loss attributable to noncontrolling interest for the three months ended September 30, 2023 increased $1.4 million compared to the three months ended September 30, 2022. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

	For the Nine Months Ended		Change
(dollars in thousands)	September 30, 2023	September 30, 2022	$	%
Revenues
Rental income	$29,671	$21,034	$8,637	41%
Commissions	2,270	2,142	128	6%
Management fees and other income	211	450	(239)	(53%)
Total revenues	32,152	23,626	8,526	36%
Operating Expenses
Cost of services	1,353	1,588	(235)	(15%)
Depreciation and amortization	14,844	12,240	2,604	21%
Property operating	9,233	5,924	3,309	56%
Impairment of real estate assets	929	—	929	N/A
Impairment of real estate assets held for sale	2,353	—	2,353	N/A
Bad debt expense	106	47	59	126%
General and administrative	9,765	10,150	(385)	(4%)
Total operating expenses	38,583	29,949	8,634	29%
Gain on disposal of property	11,511	—	11,511	N/A
Operating income (loss)	5,080	(6,323)	11,403	180%

Other income (expense)
Interest and other income	136	26	110	423%
Derivative fair value adjustment	(18)	3,819	(3,837)	(100%)
Net gain on fair value change of debt held under the fair value option	1,288	—	1,288	N/A
Interest expense	(14,101)	(8,346)	(5,755)	69%
Loss on extinguishment of debt	(36)	—	(36)	N/A
Other expense	(70)	(15)	(55)	367%
Total other expense	(12,801)	(4,516)	(8,285)	183%
Net loss before income taxes	(7,721)	(10,839)	3,118	(29%)
Income tax benefit	3,968	2,309	1,659	72%
Net loss	$(3,753)	$(8,530)	$4,777	(56%)
Less: Preferred equity return on Fortress preferred equity	(10,712)	—	(10,712)	N/A
Less: Preferred equity accretion to redemption value	(1,754)	—	(1,754)	N/A
Less: Preferred OP units return	(352)	—	(352)	N/A
Plus: Net loss attributable to noncontrolling interest	2,779	719	2,060	287%
Net loss attributable to common stockholders	$(13,792)	$(7,811)	$(5,981)	77%

Revenues for the nine months ended September 30, 2023 increased approximately $8.5 million, or 36%, compared to the nine months ended September 30, 2022, as a result of approximately $8.6 million and $0.1 million increases in rental income and commissions, respectively. The increases were partially offset by an approximately $0.2 million decrease in management fees and other income. Rental income primarily increased as a result of the acquisition of two properties in the fourth quarter of 2022, which had aggregate rental income of $8.7 million during the nine months ended September 30, 2023. The increase in commissions is due to a higher transaction volume of leasing. The decrease in management fees and other income is mainly attributable to fees recognized in the nine months ended September 30, 2022 related to properties that were acquired in the fourth quarter of 2022.

Total operating expenses for the nine months ended September 30, 2023 increased approximately $8.6 million, or 29%, compared to the nine months ended September 30, 2022, primarily from: (i) an increase in property operating expense of approximately $3.3 million, which is mainly attributable to two properties acquired in the fourth quarter of 2022, (ii) an increase in depreciation and amortization expense of approximately $2.6 million, primarily related to two properties that were acquired in November 2022 (which comprised $5.1 million of the total depreciation and amortization expense) partially offset by a $2.3 million decrease in amortization of in-place lease tangibles, (iii) a $2.4 million impairment of real estate assets held for sale as a result of reducing the carrying value of Dekalb Plaza for the amount that exceeded the property's fair value less estimated selling costs and (iv) $0.9 million in impairment of real estate assets due to early termination of certain leases. These increases were partially offset by approximately $0.5 million of real estate related acquisition costs reflected in the second quarter of 2022 due to writing off pre-acquisition costs related to Midtown Row and the Colfax land parcel and a decrease of $0.2 million related to cost of service.

Gain on disposal of property for the nine months ended September 30, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center, partially offset by the loss recognized in connection with the sale of Dekalb Plaza.

The loss on derivative fair value adjustment was less than $0.1 million for the nine months ended September 30, 2023 compared to a gain of approximately $3.8 million for the nine months ended September 30, 2022. The decline of approximately $3.8 million was primarily due to a $3.6 million change in the fair value of interest rate swaps and a $0.2 million change in the fair value of the interest rate cap for the Basis Term Loan.

Net gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the nine months ended September 30, 2023 increased approximately $5.8 million, or 69%, compared to the nine months ended September 30, 2022, primarily due to debt that was assumed or originated in connection with two properties that were acquired during the fourth quarter of 2022, which was partially offset by the repayment of debt in connection with the sale of two properties during the second and third quarter of 2023. We had additional net borrowings of approximately $55.6 million after September 30, 2022.

Income tax benefit for the nine months ended September 30, 2023 increased approximately $1.7 million compared to the nine months ended September 30, 2022, which is primarily attributable to the distributions to the Fortress Member as well as certain properties generating additional tax losses compared to the prior period, partially offset by the sale of the Spotswood Valley Square Shopping Center.

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

Net loss attributable to noncontrolling interest for the nine months ended September 30, 2023 increased $2.1 million compared to the nine months ended September 30, 2022. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

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

Our reconciliation of net loss to FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2023	2022	2023	2022
Net loss	$(5,079)	$(2,442)	$(3,753)	$(8,530)
Loss (gain) on disposal of properties	108	—	(11,511)	—
Impairment of real estate assets held for sale	396	—	2,353	—
Real estate depreciation and amortization	3,870	4,003	14,586	12,191
Amortization of direct leasing costs	41	17	92	31
FFO attributable to common shares and OP units	(664)	1,578	1,767	3,692
Stock-based compensation expense	354	380	1,119	1,566
Deferred financing and debt issuance cost amortization	157	412	657	1,172
Impairment of real estate assets (1)	762	—	929	—
Intangibles amortization	98	(78)	227	(332)
Non-real estate depreciation and amortization	75	1	166	13
Non-cash interest expense	282	—	949	—
Recurring capital expenditures	(507)	(950)	(913)	(1,429)
Straight-line rent revenue	(211)	(234)	(945)	(619)
Minimum multiple on preferred interests	—	(182)	(331)	(929)
Non-cash fair value adjustment	849	(1,249)	(1,270)	(3,819)
AFFO attributable to common shares and OP units	$1,195	$(322)	$2,355	$(685)

Weighted average shares outstanding to common shares
Diluted	35,691,830	32,079,861	35,576,699	32,030,500

Net loss attributable to common stockholders per share
Diluted (2)	$(0.22)	$(0.07)	$(0.39)	$(0.24)

Weighted average shares outstanding to common shares and OP units
Diluted	41,252,126	34,775,561	41,136,995	34,769,896

FFO attributable to common shares and OP units
Diluted (3)	$(0.02)	$0.05	$0.04	$0.11

(1)
Impairment of real estate assets relates to the early termination of leases.
(2)
The weighted average common shares outstanding used to compute net loss per diluted common share only includes the common shares. We have excluded the OP units since the conversion of OP units is anti-dilutive in the computation of diluted net loss per share for the periods presented.
(3)
The weighted average common shares outstanding used to compute FFO per diluted common share includes OP units that were excluded from the computation of diluted net loss per share. Conversion of these OP units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted earnings per share for the periods presented.

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

Our reconciliation of net loss to EBIDTAre and Adjusted EBITDAre for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2023	2022	2023	2022
Net loss	$(5,079)	$(2,442)	$(3,753)	$(8,530)
Interest expense	4,585	3,073	14,101	8,346
Income tax benefit	(2,276)	(795)	(3,968)	(2,309)
Depreciation and amortization expense	3,986	4,029	14,844	12,240
EBITDA	1,216	3,865	21,224	9,747
Loss (gain) on sale of real estate	108	—	(11,511)	—
Impairment loss	1,158	—	3,282	—
EBITDAre	2,482	3,865	12,995	9,747
Stock-based compensation expense	354	380	1,119	1,566
Straight-line rent revenue	(211)	(234)	(945)	(619)
Amortization of above and below market lease, net	98	(78)	227	(332)
Non-cash fair value adjustment	849	(1,249)	(1,270)	(3,819)
Adjusted EBITDAre	$3,572	$2,684	$12,126	$16,290

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of September 30, 2023 and November 8, 2023, we had unrestricted cash and cash equivalents of approximately $13.9 million and $12.6 million, respectively and restricted cash of approximately $4.8 million and $4.7 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of September 30, 2023, we had one mortgage loan (Vista Shops at Golden Mile Loan) with a principal balance of approximately $11.3 million that will mature within twelve months of the date that the condensed consolidated financial statements included in this report are issued. If we are unable to repay or refinance the mortgage loan, the lender has the right to place the loan in default and ultimately foreclose on the property. Under this circumstance, we would not have any further financial obligation to the lender as the current estimated market value of the property is in excess of the outstanding loan balance.

In addition, the Basis Term Loan had an outstanding principal balance of $35.2 million as of September 30, 2023 and matures on January 1, 2024, subject to the remaining one-year extension option that is subject to certain conditions, including a material adverse change clause, and approval by the lender. Management exercised one of the one-year extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans. On October 31, 2023, we received a loan secured by one of the properties that previously secured the Basis Term Loan and repaid $12.8 million of the outstanding principal balance on the Basis Term Loan with the proceeds from the new mortgage loan. There can be no assurances, however, that we will be successful in exercising the remaining extension option or refinancing the remainder of the Basis Term Loan prior to its maturity. If we are unable to extend or refinance the remainder of the Basis Term Loan prior to maturity, the lender will have the right to place the loan in default and ultimately foreclose on the remaining three properties securing the loan. Under this circumstance, we would not have any further financial obligation to the lender as the current estimated market values of the properties are in excess of the outstanding loan balance.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As of September 30, 2023, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of September 30, 2023:

(dollars in thousands)	Maturity Date	Rate Type (1)	Interest Rate	Balance Outstanding at September 30, 2023
Basis Term Loan (net of discount of $11)	January 1, 2024	Floating (2)	8.62%	$35,335	(3)
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (4)	4.06%	12,519
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,897
Vista Shops at Golden Mile Loan (5)	June 24, 2024	Fixed	3.83%	11,296
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.07%	8,747
Crestview Shopping Center Loan (net of discount of $60)	September 29, 2026	Fixed	7.83%	11,940
Lamar Station Plaza West Loan (net of discount of $78)	December 10, 2027	Fixed	5.67%	18,334
Highlandtown Village Shopping Center Loan (net of discount of $40) (6)	May 10, 2028	SOFR + 2.5%	6.085%	8,710
Cromwell Field Shopping Center Loan (net of discount of $64)	December 22, 2027	Fixed	6.71%	10,400
Midtown Row Loan (net of discount of $22)	December 1, 2027	Fixed	6.48%	75,978
Midtown Row/Fortress Mezzanine Loan (7)	December 1, 2027	Fixed	12.00%	16,741
The Shops at Greenwood Village (net of discount of $85)	October 10, 2028	SOFR + 2.85% (8)	5.85%	22,358
				$235,255
Unamortized deferred financing costs, net				(1,810)	(4)
Total Mortgage and Other Indebtedness				$233,445

(1)
Beginning July 1, 2023, one-month London Inter-Bank Offered Rate (“LIBOR”) is no longer published and all remaining debt referencing LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”).
(2)
The interest rate for the Basis Term Loan is the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, we entered into an interest rate cap agreement to cap the SOFR interest rate at 4.65% effective January 1, 2023, which replaced the existing interest rate cap agreement that capped the SOFR interest rate at 3.5%.

(3)
The outstanding balance includes $0.2 million of exit fees.
(4)
We have entered into an interest rate swap which fixes the interest rate of this loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.
(5)
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

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan is secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. We exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers had entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. On July 20, 2023, we sold Dekalb and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale. On September 29, 2023, we received a loan secured by Crestview and repaid $14.3 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan.

As of September 30, 2023, the interest rate of the Basis Term Loan was 8.62% and the outstanding principal balance was $35.2 million.

On October 31, 2023, we received a loan secured by Coral Hills and repaid $12.8 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended September 30, 2023 was approximately 1.23x.

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

Other Mortgage Indebtedness

In addition to the indebtedness described above, as of September 30, 2023 and December 31, 2022, we had approximately $183.2 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Greenwood Village mortgage, Lamar Station Plaza West mortgage and the Midtown Row mortgage require the Company to maintain a minimum debt service coverage ratio (as such term is defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Crestview Shopping Center	1.25 to 1.00
Highlandtown Village Shopping Center	1.25 to 1.00
Cromwell Field Shopping Center (1)	1.20 to 1.00
Lamar Station Plaza West	1.30 to 1.00
Midtown Row	1.15 to 1.00
The Shops at Greenwood Village	1.40 to 1.00
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

On September 29, 2023, we received a $12.0 million loan secured by the Crestview property, which bears interest at a rate of 7.83% per annum and matures on September 29, 2026. We used the proceeds to pay down the Basis Term Loan.

On October 31, 2023, we received a $12.8 million loan secured by the Coral Hills property, which bears interest at a rate of 6.95% per annum and matures on October 31, 2033. We used the proceeds to pay down the Basis Term Loan.

As of September 30, 2023, we were in compliance with all covenants under our debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, we entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the "Mezzanine Loan Interest"). The initial Mezzanine Loan Interest rate is 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On December 27, 2019, we entered into an interest rate cap agreement on the full $66.9 million Basis Term Loan to cap the previously variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. The interest rate cap expired on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of September 30, 2023 and December 31, 2022, the interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

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

Since our derivative instruments are not designated as hedges nor do they meet the criteria for hedge accounting, the fair value is recognized in earnings. For the three months ended September 30, 2023 and 2022, we recognized gains of approximately $0.3 million and $1.2 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, we recognized gains of less than $0.1 million and $3.8 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties” and, collectively with Highlandtown and Spotswood the “Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood are May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown. The Fortress Member has approved extensions of the Portfolio Excluded Properties outside date, which is currently November 30, 2023. With the approval of the Fortress Member, on June 30, 2023, we sold Spotswood and, on July 20, 2023, sold Dekalb Plaza, which was one of the Portfolio Excluded Properties. On September 29, 2023 and October 31, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that own Crestview and Coral Hills, which were Portfolio Excluded Properties.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return is 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of September 30, 2023, the Capitalized Preferred Return was approximately $8.6 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, we recognized $1.1 million and $3.2 million, respectively, of Current Preferred Return and $2.6 million and $7.5 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

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

The Operating Partnership serves as the managing member of the Eagles Sub-OP. However, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement), including, but not limited to (i) the adoption and approval of annual corporate and property budgets, (ii) the amendment, renewal, termination or modification of material contracts, leases over 5,000 square feet and certain loan documents, (iii) the liquidation, dissolution, or winding-up of the Eagles Sub-OP, the Company or any of its subsidiaries, (iv) taking actions of bankruptcy or failing to defend an involuntary bankruptcy action of the Eagles Sub-OP, the Company or any of its subsidiaries, (v) effecting any reorganization or recapitalization of the Eagles Sub-OP, the Company or any of its subsidiaries, (vi) declaring or paying distributions on any equity security of the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions, (vii) issuing any equity securities in the Eagles Sub-OP, the Company or any of its subsidiaries, subject to certain exceptions, (viii) conducting a merger or consolidation of the Eagles Sub-OP, the Company or the Operating Partnership or selling substantially all the assets of the Company and its subsidiaries or the Eagles Sub-OP and its subsidiaries, (ix) amending, terminating or otherwise modifying the loans secured by the properties indirectly owned by the Eagles Sub-OP, subject to certain exceptions, (x) incurring additional indebtedness or making prepayments on indebtedness, subject to certain exceptions; (xi) acquiring any property outside the ordinary course of business of the Company and (xii) selling any property below the minimum release price for such property. In addition, we are required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $8.7 million as of September 30, 2023 and reflected in cash and cash equivalents.

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

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Cash and cash equivalents and restricted cash at beginning of period	$17,031	$11,024	$6,007
Net cash (used in) provided by operating activities	(3,050)	393	(3,443)
Net cash provided by (used in) investing activities	39,950	(4,548)	44,498
Net cash used in financing activities	(35,171)	(113)	(35,058)
Cash and cash equivalents and restricted cash at end of period	$18,760	$6,756	$12,004

Operating Activities- Cash used in operating activities increased by approximately $3.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Operating cash flows were primarily impacted by a net decrease in changes in operating assets and liabilities of approximately $3.4 million, of which approximately $3.5 million was related to the net change in accounts payable, and $0.2 million changes in each of accounts receivable and receivable due from related parties. These decreases were partially offset by approximately $0.6 million changes to other assets.

Investing Activities- Cash provided by investing activities during the nine months ended September 30, 2023 increased by approximately $44.5 million compared to the nine months ended September 30, 2022. This increase resulted primarily from $22.4 million from each of the sales of the Spotswood property and the Dekalb property, which were partially offset by a $1.0 million increase in capital expenditures for real estate during the nine months ended September 30, 2023 as compared to the corresponding period in 2022.

Financing Activities- Cash used in financing activities during the nine months ended September 30, 2023 increased by approximately $35.1 million compared to the nine months ended September 30, 2022. The increase resulted primarily from (i) the $31.7 million repayment of the Basis Term Loan with proceeds from the sale of the Dekalb property and the new loan secured by Crestview; (ii) the $11.9 million repayment of the Spotswood mortgage loan with proceeds from the sale of the Spotswood property, (iii) the $3.9 million redemption of the Lamont Street Preferred Interest with proceeds from the sale of the Spotswood property and the refinancing of the mortgage loan secured by Highlandtown and (iv) $3.1 million of the Preferred Return on the Preferred Equity Investment that was reflected in the first nine months of 2023. These increases were partially offset by an increase in cash flows provided by financing activities of $11.9 million related to the new mortgage loan secured by Crestview, a net increase in the Highlandtown mortgage loan of approximately $3.5 million from the refinance of the loan, net proceeds of $1.4 million related to the Highlandtown interest rate swap and a decrease in scheduled principal payments on loans of approximately $1.0 million as compared to the prior year period.

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

Once all appropriately designed controls are implemented, they will need to operate for a sufficient period of time prior to concluding they are operating effectively. As of September 30, 2023, while many of our controls are in place and operating, we have determined that our controls have not been operating for a sufficient period of time to conclude that they are operating effectively. Further, as we continue to evaluate the effectiveness of these controls, they may need further enhancement in order to properly address identified risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 24, 2023).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on October 24, 2023).

10.1*	Form of Indemnification Agreement by and among Broad Street Realty, Inc. and the executive officers and directors listed on Exhibit A thereto.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive loss of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: November 14, 2023	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: November 14, 2023	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)