Form 10-K
period 2023-12-31
Broad Street Realty, Inc.
filed 2024-04-01
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $25,591,421, based on the closing sales price per share of $1.00 as reported on the OTC Markets, Inc.

The number of shares of the registrant’s common stock outstanding as of March 25, 2024 was 33,401,959.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

•
We have a history of net losses and expect to continue to incur net losses in the near term.
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
•
The Basis Loan Agreement (as defined herein) contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.
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
•
If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements could be impaired, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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

ITEM 1. BUSINESS

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2023, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of December 31, 2023. For additional information, see “—Our Portfolio.”

As of
December 31, 2023
Number of properties	15
Number of states	4
Total rentable square feet (in thousands)	1,916
Retail	1,654
Residential	262
Leased % of rentable square feet (1):
Total portfolio	90.1%
Retail	88.5%
Residential	100.0%
Occupied % of rentable square feet (1):
Total portfolio	86.2%
Retail	84.1%
Residential	100.0%
Total residential units/beds	240/620
Monthly residential base rent per bed	$1,099.26
Annualized residential base rent per leased square foot (2)	$31.22
Annualized retail base rent per leased square foot (2)	$14.99

(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable square feet occupied or subject to a lease as of December 31, 2023, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 86.2% as of December 31, 2023.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.

The table below provides certain information regarding our retail portfolio as of December 31, 2023. For additional information, see “—Our Portfolio.”

As of
December 31, 2023
Total rentable square feet (in thousands)	1,654
Anchor spaces	843
Inline spaces	811
Leased % of rentable square feet (1):
Total retail portfolio	88.5%
Anchor spaces	95.0%
Inline spaces	81.6%
Occupied % of rentable square feet (1):
Total retail portfolio	84.1%
Anchor spaces	88.8%
Inline spaces	79.2%
Average remaining lease term (in years) (2)	5.4

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2023, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.1% as of December 31, 2023.
(2)
The average remaining lease term (in years) excludes future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2023, we owned 85.7% of the Class A common units of limited partnership interest (“Common OP units”) in the Operating Partnership and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of the Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain Mergers (as defined below) on such date, and we operate as a single reporting segment.

2023 Highlights

Below are some of our significant activities during 2023:

•
Sold Spotswood Valley Square Shopping Center for a sales price of $23.0 million and recognized a net gain of $11.6 million. In connection with the disposition, we used $11.8 million of the proceeds to repay the mortgage loan secured by the property and $2.3 million to redeem the Lamont Street Preferred Interest (as defined below).
•
Sold Dekalb Plaza for a sales price of $23.1 million and recognized a net loss of $0.1 million. In connection with the disposition, we used $17.4 million of the proceeds to pay down a portion of the Basis Term Loan (as defined below).
•
Refinanced four loans for a total loan amount of $45.3 million and used proceeds therefrom to pay down the Basis Term Loan by $41.0 million resulting in a total paydown of the Basis Term Loan in 2023 of $58.4 million.
•
Signed 74 leases for a total of 260,763 square feet of space, including 17 new leases for 41,360 square feet, 45 renewal leases for 197,144 square feet and 12 modifications for 22,259 square feet of our retail portfolio. Our total portfolio, including residential, was 90.1% leased at the end of 2023.
•
Our leasing spread gains on both new and renewal leases demonstrate continued internal growth from our existing portfolio.
o
In 2023, leasing spreads averaged 10.4%, including 35.9% for new leases and 7.7% on renewals.
•
Midtown Row Residential was 100% leased for the 2023-2024 academic school year. The annualized base rental revenue per square foot in 2023 was 1.7% higher than 2022. As of December 31, 2023, Midtown Row Residential was 91.6% pre-leased for the 2024-2025 academic year.
•
Reported net loss of $7.0 million, funds from operations (“FFO”) attributable to common stockholders and OP unit holders of $2.4 million and adjusted FFO (“AFFO”) attributable to common stockholders and OP unit holders of $3.0 million. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Performance Measures.”
•
Reported net operating income (“NOI”) of $24.9 million and same-center NOI of $15.9 million — an increase of 5.6% over the prior year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Performance Measures.”

•
Revenues for the year ended December 31, 2023 increased approximately $9.2 million, or 28%, from the prior year because of an approximately $9.1 million and $0.4 million increase in rental income and commissions, respectively, partially offset by an approximately $0.3 million decrease in management and other income.
o
Increase in rental income is attributable to the acquisition of two properties in the fourth quarter of 2022, partially offset by the disposition of two properties during 2023.
o
The increase in commissions is attributable to higher transaction volume in leasing.
o
The decrease in management and other income is mainly attributable to fees recognized in 2022 related to properties that were acquired in 2022.

Our Portfolio

As of December 31, 2023, we owned 15 properties, of which 12 are located in the Mid-Atlantic region and three are located in Colorado, consisting of 1,654,337 total square feet of GLA for the retail properties. The following table provides additional information about the retail properties in our portfolio as of December 31, 2023.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$669,105	$23.64	3.0%	Dollar Tree
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	87.0%	1,575,742	11.09	7.2%	Food Lion
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,514	100.0%	1,472,854	17.22	6.7%	Shoppers Food Warehouse
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,533,968	20.54	7.0%	Value Village
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,410	86.2%	1,967,774	9.78	9.0%	Rose's
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,681	95.1%	3,514,976	18.61	16.0%	United States Postal Service
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,095,140	19.04	5.0%	Hazlo Market
Hollinswood Shopping Center	Baltimore, MD	2020	112,659	97.8%	1,800,007	16.33	8.2%	LA Mart
Lamar Station Plaza East	Lakewood, CO	1984	84,745	39.0%	511,940	15.47	2.3%	―
Lamar Station Plaza West	Lakewood, CO	2016	186,705	100.0%	2,140,621	11.47	9.8%	Casa Bonita
Midtown Colonial	Williamsburg, VA	2018	95,455	86.0%	968,132	11.80	4.4%	Food Lion
Midtown Lamonticello	Williamsburg, VA	2019	63,157	83.9%	916,730	17.29	4.2%	Earth Fare
Midtown Row (Retail Portion)	Williamsburg, VA	2021	61,907	29.7%	490,697	26.68	2.2%	―
Vista Shops at Golden Mile	Frederick, MD	2009	98,674	100.0%	1,840,643	18.65	8.4%	Aldi
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	95.3%	1,455,107	13.93	6.6%	New Grand Mart
Total/Weighted Average			1,654,337	88.5%	$21,953,436	$14.99	100.0%

(1)
Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2023, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.1% as of December 31, 2023.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.

The following table provides information about the residential portion of Midtown Row as of December 31, 2023.

Property Name	City/State	Year Built	Primary University Served	Average Monthly Revenue/Bed (1)	# of Units	# of Beds	Percent Leased (2)	Annualized Base Rent (3)
Midtown Row (Residential Portion)	Williamsburg, VA	2021	William and Mary	$1,083	240	620	100.0%	$8,178,720

(1)
Average Monthly Revenue/Bed is calculated based on our base rental revenue earned during the year ended December 31, 2023 divided by average occupied beds over the same period.
(2)
Percent leased is calculated as (a) leased beds as of December 31, 2023, divided by (b) total rentable beds as of December 31, 2023. As of March 15, 2024 Midtown Row Residential is 98% leased for the 2024-2025 academic school year.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent as of December 31, 2023, for leases that had commenced as of such date, by (b) 12.

Tenant Diversification

The following table sets forth information about the 20 largest tenants in our retail portfolio, based upon annualized base rent, as of December 31, 2023.

Tenant Name	Number of Leased Stores	Total Leased GLA	Percentage of Total GLA	Total Annualized Base Rent (1)	Annualized Base Rent Per Sq. Ft.	Percentage of Total Annualized Base Rent
Planet Fitness (2)	3	56,346	3.4%	821,574	$14.58	3.7%
Casa Bonita	3	65,728	4.0%	604,977	9.20	2.8%
Dollar Tree	4	43,188	2.6%	588,972	13.64	2.7%
Food Lion	2	71,759	4.3%	495,948	6.91	2.3%
AutoZone	2	60,018	3.6%	467,895	7.80	2.1%
New Grand Mart	1	39,386	2.4%	456,592	11.59	2.1%
Hazlo	1	26,904	1.6%	417,207	15.51	1.9%
Earth Fare	1	24,016	1.5%	360,240	15.00	1.6%
Dollar General	3	34,673	2.1%	354,706	10.23	1.6%
Shoppers Food Warehouse	1	34,251	2.1%	350,000	10.22	1.6%
LA Mart	1	30,030	1.8%	321,117	10.69	1.5%
Value Village	1	23,400	1.4%	296,244	12.66	1.4%
Arc Thrift Stores	1	34,404	2.1%	292,434	8.50	1.3%
United States Post Office	1	24,395	1.5%	285,064	11.69	1.3%
Family Dollar	2	19,430	1.2%	273,485	14.08	1.2%
Pathway Vet	1	9,852	0.6%	260,839	26.48	1.2%
QED Inc dba Galleria Lighting & Design	1	13,520	0.8%	238,777	17.66	1.1%
Riverside Healthcare	1	11,548	0.7%	224,897	19.47	1.0%
CSL Plasma	1	14,700	0.9%	223,440	15.20	1.0%
House of Tropicals	1	13,656	0.8%	223,245	16.35	1.0%
Sub-total top twenty tenants	32	651,204	39.4%	7,557,653	11.61	34.4%
Remaining tenants	272	813,590	49.1%	14,395,783	17.69	65.6%
Sub-total Average all tenants	304	1,464,794	88.5%	21,953,436	$14.99	100.0%
Vacant space	65	189,543	11.5%
Total	369	1,654,337	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Each Planet Fitness tenant is a different franchisee.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our retail portfolio, based on GLA, as of December 31, 2023.

Square Feet Under Lease	Number of Leases	Leased GLA	Percentage of Leased GLA	Total Annualized Base Rent (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
Less than 1,000	50	22,497	1.5%	$1,079,518	$47.98	4.9%
1,000 - 2,499	130	212,193	14.5%	4,822,289	22.73	22.0%
2,500 - 9,999	90	428,940	29.3%	7,778,320	18.13	35.4%
10,000 - 39,999	31	617,652	42.2%	7,183,770	11.63	32.7%
40,000 or Greater	3	183,512	12.5%	1,089,539	5.94	5.0%
Total/Weighted Average	304	1,464,794	100.0%	21,953,436	$14.99	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as annualized base rent divided by leased GLA as of December 31, 2023.

Geographic Concentration

The following table sets forth information regarding the geographic concentration of our retail portfolio as of December 31, 2023.

Metropolitan Statistical Area ("MSA")	MSA Rank (1)	Number of Properties	GLA	Percentage of Total GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent
Washington-Baltimore-Arlington	6	7	690,783	41.8%	95.0%	$10,379,491	$15.82	47.3%
Richmond, VA	45	2	272,904	16.5%	90.3%	3,030,849	12.29	13.8%
Virginia Beach-Norfolk-Newport News	37	3	220,519	13.3%	69.6%	2,375,559	15.48	10.8%
Denver-Aurora-Lakewood	19	3	470,131	28.4%	86.9%	6,167,537	15.09	28.1%
Total/Weighted Average		15	1,654,337	100.0%	88.5%	$21,953,436	$14.99	100.0%

(1)
MSA Rank is derived from the U.S. Census of 2020.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2023, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.1% at December 31, 2023.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations in our portfolio for retail leases in place as of December 31, 2023, for the ten calendar years from 2024 to 2033 and thereafter, assuming no exercise of renewal options or early termination rights.

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
Month-To-Month (3)	3	7,469	0.4%	$74,400	$9.96	0.4%
2024 (4)	22	38,559	2.3%	793,787	20.59	3.6%
2025	48	159,789	9.7%	2,667,419	16.69	12.2%
2026	45	187,443	11.3%	2,923,260	15.60	13.3%
2027	35	124,406	7.5%	2,108,008	16.94	9.6%
2028	50	314,184	19.0%	3,756,625	11.96	17.1%
2029	30	87,948	5.3%	1,738,248	19.76	7.9%
2030	17	116,927	7.1%	1,765,031	15.10	8.0%
2031	7	51,382	3.1%	730,307	14.21	3.3%
2032	13	88,853	5.4%	1,279,152	14.40	5.8%
2033	13	46,593	2.8%	899,734	19.31	4.1%
Thereafter	21	241,241	14.6%	3,217,465	13.34	14.7%
Vacant	65	189,543	11.5%	—	—	—
Total/Weighted Average	369	1,654,337	100.0%	$21,953,436	$14.99	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.
(3)
One of the month-to-month lease relates to a tenant with a food truck and therefore has no gross leasable area.
(4)
As of March 15, 2024, we renewed six leases totaling 30,548 square feet of GLA.

Description of Properties

Avondale Shops, Washington D.C.

Avondale is a strip retail property located in the northeast region of Washington, D.C. at the signalized intersection of Michigan Avenue and Eastern Avenue. The property has 28,308 square feet of GLA and, as of December 31, 2023, was 100% leased and occupied by nine tenants and accounted for 3.0% of our total annualized base rent. The anchor tenant, Dollar Tree, represents approximately 24.6% of Avondale’s total annualized base rent as of December 31, 2023 and its lease expires in May 2027.

Brookhill Azalea Shopping Center, Richmond, Virginia

Brookhill is a retail center located on the border of the City of Richmond and its northern suburbs in close proximity to major transportation corridors Interstate 95, U.S. Route 1 and U.S. Route 301. The property is located adjacent to major retail demand drivers Walmart and CVS Pharmacy. The property has 163,353 square feet of GLA and, as of December 31, 2023, was 87.0% leased and occupied by 25 tenants and accounted for 7.2% of our total annualized base rent. The anchor tenant, Food Lion, represented 19.6% of Brookhill’s total annualized base rent as of December 31, 2023, and its lease expires in January 2025. Other notable national tenants include Dollar General and CitiTrends.

Coral Hills Shopping Center, Capitol Heights, Maryland

Coral Hills is a retail center located in the densely populated Capitol Heights neighborhood, which is blocks from the Washington, D.C. metro line and has excellent visibility along Marlboro Pike with large pylons. The property is anchored by Shoppers Food Warehouse and is adjacent to McDonalds and across the street from a CVS Pharmacy. The property has 85,514 square feet of GLA and, as of December 31, 2023, was 100.0% leased and occupied by 18 tenants and accounted for 6.7% of our total annualized base rent. Shoppers Food Warehouse represented 23.8% of Coral Hill’s total annualized base rent as of December 31, 2023, and its lease expires in February 2026. Other notable national tenants include Family Dollar and AutoZone.

Crestview Square Shopping Center, Landover Hills, Maryland

Crestview is located in a densely populated suburban market near the Hyattsville Arts District and University of Maryland College Park campus. The property is located less than a mile from major regional transportation corridors, including Interstate 295 and U.S. Route 50. The property has prominent pylon signage at the signalized intersection for Annapolis Road and Cooper Lane and is in close proximity to national retailers Walmart and McDonalds. The property has 74,694 square feet of GLA and, as of December 31, 2023, was 100.0% leased and occupied by 19 tenants and accounted for 7.0% of our total annualized base rent. The anchor tenant, Value Village, represented 19.3% of Crestview’s total annualized base rent as of December 31, 2023, and its lease expires in January 2030.

Cromwell Field Shopping Center, Glen Burnie, Maryland

Cromwell is a retail center located near Baltimore/Washington International Thurgood Marshall Airport and the MARC train and light rail station. The property has 233,410 square feet of GLA and, as of December 31, 2023, was 86.2% leased to 22 tenants and accounted for 9.0% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 63.0% as of December 31, 2023. The anchor tenant, Rose's, represented 10.2% of Cromwell's total annualized base rent as of December 31, 2023, and its lease expires in January 2028.

The Shops at Greenwood Village, Greenwood Village, Colorado

Greenwood Village is a retail center located in Greenwood Village, Colorado. The property is conveniently located off Interstate 25 and in close proximity to Denver Tech Center. The property has 198,681 square feet of GLA and, as of December 31, 2023, was 95.1% leased to 73 tenants and accounted for 16.0% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 91.7% as of December 31, 2023. The anchor tenant, the United States Postal Service, accounted for 8.1% of Greenwood Village's total annualized base rent as of December 31, 2023, and its lease expires in August 2026.

The following tables set forth certain information with respect to Greenwood Village as of December 31, 2023.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
United States Post Office	8/31/2026	2 x 5 year Term	24,395	12.2%	$285,064	$11.69	8.1%
QED Inc.	11/30/2026	2 x 5 year Term	13,520	6.8%	227,271	16.81	6.5%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2024	11	14,204	7.1%	$315,477	22.21	9.0%
2025	14	26,376	13.3%	588,234	22.30	16.7%
2026	17	64,493	32.5%	1,035,320	16.05	29.4%
2027	5	10,298	5.2%	182,709	17.74	5.2%
2028	9	21,605	10.9%	380,219	17.60	10.8%
2029	6	15,713	7.9%	287,843	18.32	8.2%
2030	2	3,616	1.8%	76,962	21	2.2%
2031	2	4,489	2.2%	37,454	8.34	1.1%
2032	4	16,421	8.3%	366,289	22.31	10.4%
2033	—	—	—	—	—	—
Thereafter	2	11,635	5.9%	244,469	21.01	7.0%
Vacant	7	9,831	4.9%	—	—	—
Total/Weighted Average	79	198,681	100.0%	$3,514,976	$18.61	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.

Percent Leased, Percent Occupied and Base Rent

As of December 31,	Percent Leased (1)	Percent Occupied (2)	Average Annual Rent Per Square Foot (3)
2023	95.1%	91.7%	$18.01
2022	97.3%	93.2%	$16.85
2021	94.2%	91.2%	$16.62

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2023,

divided by (b) total GLA, expressed as a percentage.
(2)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(3)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Highlandtown Village Shopping Center, Baltimore, Maryland

Highlandtown is a retail center located in Baltimore, Maryland. The property is located along a busy street with prominent visibility. The property has 57,524 of GLA and, as of December 31, 2023, was 100% leased and occupied by 16 tenants and accounted for 5.0% of our total annualized base rent. The anchor tenant, Hazlo Market, represented 38.1% of Highlandtown's total annualized base rent as of December 31, 2023.

Hollinswood Shopping Center, Baltimore, Maryland

Hollinswood is a retail center located in suburban Baltimore, Maryland. The property has 112,659 of GLA and, as of December 31, 2023, was 97.8% leased to 25 tenants and accounted for 8.2% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 89.8% as of December 31, 2023. The anchor tenant, LA Mart, represented 17.8% of Hollinswood’s total annualized base rent as of December 31, 2023, and its lease expires in October 2030. Other notable tenants include Planet Fitness, Advance Auto, Dollar General, Walgreens and a Royal Farms convenience and gas center.

Lamar Station Plaza East, Lakewood, Colorado

Lamar Station Plaza East is a retail center located adjacent to Lamar Station Plaza West in Lakewood, Colorado. The property has 84,745 square feet of GLA and, as of December 31, 2023, was 39.0% leased and occupied by 12 tenants and accounted for 2.3% of our total annualized base rent. Notable tenants include Hopebridge, which accounted for 31.6% of Lamar Station Plaza East's total annualized base rent as of December 31, 2023, and its lease expires in March 2028.

Lamar Station Plaza West, Lakewood, Colorado

Lamar Station Plaza West is a retail center located adjacent to Lamar Station Plaza East in Lakewood, Colorado. The property has 186,705 square feet of GLA and, as of December 31, 2023, was 100.0% leased and occupied by 17 tenants and accounted for 9.8% of our total annualized base rent. The anchor tenant, Casa Bonita, accounted for 25.5% of Lamar Station Plaza West's total annualized base rent as of December 31, 2023, and its lease expires in October 2032. Other notable tenants include arc Thrift Stores, Ross Dress for Less, Inc. and Planet Fitness.

Midtown Colonial, Williamsburg, Virginia

Midtown Colonial is a retail center located in Williamsburg, Virginia. The property is part of the Midtown Row redevelopment, which created a mixed-use town center in Williamsburg, Virginia. The property is located adjacent to The College of William & Mary, within minutes of the campus center, and is situated at signalized intersections along Monticello Avenue. The property has 95,455 square feet of GLA and, as of December 31, 2023, was 86.0% leased and occupied by seven tenants and accounted for 4.4% of our total annualized base rent. The anchor tenant, Food Lion, accounted for 19.3% of Midtown Colonial’s total annualized base rent as of December 31, 2023 and its lease expires in November 2028.

Midtown Lamonticello, Williamsburg, Virginia

Midtown Lamonticello is a retail center located in Williamsburg, Virginia. The property is located directly across the street from The College of William & Mary, within minutes of the campus center. It is situated at a signalized intersection along Monticello Avenue that is shared with our Midtown Colonial property. The property has 63,157 square feet of GLA and, as of December 31, 2023, was 83.9% leased and occupied by 10 tenants and accounted for 4.2% of our total annualized base rent. The anchor tenant, Earth Fare, accounted for 39.3% of Midtown Lamonticello’s total annualized base rent as of December 31, 2023, and its lease expires in October 2031. Ace Hardware is another notable tenant.

Midtown Row, Williamsburg, Virginia

Midtown Row is a mixed-use property located in Williamsburg, Virginia. The property is a recently completed development and is located adjacent to the College of William and Mary. It is situated along Monticello Avenue, between Mt. Vernon Avenue and Richmond Road. The residential portion includes 332,949 gross and 262,373 leasable square feet of space and is comprised of 240 student housing units with 620 beds, which was 100% leased as of December 31, 2023. The retail portion has 61,907 square feet of GLA and, as of December 31, 2023, was 29.7% leased to 10 tenants and accounted for 2.2% of our total annualized base rent. The percent occupied, which excludes a lease that has been signed but not commenced, was 26.5% as of December 31, 2023. The retail space is first-generation space and was first available to be leased in August 2021.

The following tables set forth certain information with respect to the retail portion of Midtown Row as of December 31, 2023.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent (1)	Annualized Base Rent per Leased SF (2)	% of Property Annualized Base Rent
Super Chix	7/31/2032	2 x 5 year Term	3,195	5.2%	$83,475	$26.13	17.0%
California Tortilla	9/30/2032	2 x 5 year Term	2,368	3.8%	62,752	26.50	12.8%
Mezeh Grill	1/31/2033	2 x 5 year Term	2,071	3.3%	64,201	31.00	13.1%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
2024	—	—	—	—	—	—
2025	1	1,336	2.2%	6,000	4.49	1.2%
2026	1	1,951	3.2%	51,243	26.26	10.5%
2027	—	—	—	—	—	—
2028	1	1,969	3.2%	48,614	24.69	9.9%
2029	2	2,901	4.7%	84,522	29.14	17.2%
2030	—	—	—	—	—	—
2031	—	—	—	—	—	—
2032	3	5,083	8.2%	148,843	29.28	30.3%
2033	1	3,150	5.1%	83,475	26.50	17.0%
Thereafter	1	2,000	3.2%	68,000	34.00	13.9%
Vacant	19	43,517	70.2%	—	—	—
Total/Weighted Average	29	61,907	100.0%	$490,697	$26.68	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2023, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2023.

Percent Leased, Percent Occupied and Base Rent

As of December 31,	Percent Leased (1)	Percent Occupied (2)	Average Annual Rent Per Square Foot (3)
2023	29.7%	26.5%	$29.94
2022	25.9%	16.3%	$27.97
2021	18.8%	6.2%	$24.49

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2023, divided by (b) total GLA, expressed as a percentage.
(2)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(3)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

The following table set forth certain information with respect to the residential portion of Midtown Row as of December 31, 2023.

As of December 31,	Percent Occupied (1)	Annualized Base Rent (2)	Annualized Base Rent Per Square Foot (3)
2023	100.0%	$8,178,720	$31.22
2022	100.0%	$8,043,300	$30.70
2021 (4)	85.2%	$7,042,752	$26.88
(1)
Percent occupied is calculated as occupied beds divided by total rentable beds as of December 31 of each year.
(2)
Total annualized base rent is calculated by multiplying monthly base rent by 12 for leases that had commenced as of December 31 of each year.

(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31 of the applicable year.
(4)
As of December 31, 2021, the residential buildings were 100% leased on a per-unit basis. Several multi-bed units were leased to fewer individuals, but at a higher rate equivalent to the corresponding unit with fewer beds.

Vista Shops at Golden Mile, Frederick, Maryland

Vista Shops is a retail center located in Frederick, Maryland. The property is accessible from the main retail thoroughfare West Patrick Street, also known as “The Golden Mile,” and in close proximity to Interstate 270. The property has 98,674 square feet of GLA and, as of December 31, 2023, was 100% leased to 25 tenants and accounted for 8.4% of our total annualized base rent. The percent occupied, which excludes a lease that has been signed but not commenced, was 97.6% as of December 31, 2023. The anchor tenant, Aldi, has been on site for over 10 years. Aldi accounted for 11.7% of Vista Shops’ total annualized base rent as of December 31, 2023, and its lease expires in December 2028. Other notable tenants include Planet Fitness, Dollar Tree and Care Veterinary Center, owned by Pathway Vet Alliance, which operates over 150 locations.

West Broad Commons Shopping Center, Richmond, Virginia

West Broad is a retail center located in the suburbs of Richmond, Virginia. The property is located at a signalized intersection along West Broad Street and in close proximity to Costco, McDonalds, Sam’s Club and Guitar Center. The property has 109,551 square feet of GLA and, as of December 31, 2023, was 95.3% leased and occupied by 16 tenants and accounted for 6.6% of our total annualized base rent. The anchor tenant, New Grand Mart, is a specialty grocery store with four locations in the metro Washington D.C. region and two in Richmond, Virginia. New Grand Mart accounted for 31.4% of West Broad’s total annualized base rent as of December 31, 2023, and its lease expires in December 2037.

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

We define small tenants as those leasing less than 10,000 square feet and we have tailored our management and leasing approach to deal with the unique needs of these smaller tenants. As of December 31, 2023, of the 304 retail leases on our owned properties, 270 are leased to small tenants representing 45.3% of our retail portfolio leased GLA and 62.3% of our total annualized base rent. We believe that our ability to act quickly allows us to capture those tenants that are unable or unwilling to wait a substantial period of time for a lease to be approved. We are able to examine the credit of a potential tenant during the lease negotiation process and efficiently finalize the terms of the lease. Smaller tenants generally pay a premium per square foot to occupy smaller spaces. As of December 31, 2023, this base rent premium averaged 95.8% over what larger tenants in our portfolio pay on a weighted average per square foot basis.

Terms of Leases

We typically lease our retail properties to tenants on either a triple-net or modified gross basis. Our triple net leases provide that the tenant is generally responsible for reimbursing us for the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space and most other operating expenses. We perform common area maintenance, and the related cost is reimbursed by the tenant. Utilities and other premises-specific costs are typically paid directly by the tenant. Our modified gross leases provide that the tenant pays us a base rent and we are responsible for the payment of all property expenses. In our modified gross leases, we typically negotiate that a proportional share of increases in expenses such as real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs that exceed a base rate, are reimbursed to us by the tenant. The leases for the retail properties in our portfolio have remaining lease terms that range from month-to-month to over 10 years, with a weighted average remaining lease term of 5.4 years as of December 31, 2023 based on GLA. Anchor tenant leases are typically for 10 to 20 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect us against significant vacancies and to ensure the presence of strong tenants that draw consumers to our centers. The shorter terms of smaller store leases allow us under appropriate circumstances to adjust rental rates periodically and, where possible, upgrade or adjust the overall tenant mix.

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

Competition

We believe that the market for retail properties and financially stable tenants has historically been extremely competitive and has become even more competitive as a result of the current retail environment. We compete with a number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly traded and privately held real estate investment trusts (“REITs”) and other real estate companies, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do.

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

Americans with Disabilities Act of 1990

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Employees

We have a company-wide commitment to a set of core principles—Teamwork, Respect, Integrity, Balance, Accountability and Leadership, or TRIBAL. We believe our TRIBAL principles lead to greater employee retention, collaboration and efficiency, which increases our ability to provide high quality service to our tenants and deliver attractive risk-adjusted returns to our stockholders. We have also identified a set of 30 behavioral fundamentals to which we adhere. We continuously educate our employees on these behavioral fundamentals to ensure we work under an identified set of standards.

As of December 31, 2023, we have 35 employees, all of which are full time employees.

Corporate Information

Our principal executive office is located at 11911 Freedom Drive, Suite 450, Reston, Virginia 20190. The telephone number for our principal executive office is (301) 828-1200. We maintain a website located at broadstreetrealty.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this report or any other report or document we file with or furnish to the SEC.

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

Risks Related to Our Business and Properties

We have a history of net losses and expect to continue to incur net losses in the near term.

We have a history of net losses, including net loss attributable to common stockholders of $21.5 million and $15.3 million for the years ended December 31, 2023 and 2022, respectively, and we expect to continue to incur net losses in the near term. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives, which could materially and adversely affect the trading price and value of our common stock.

We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.

We primarily rely upon external sources of capital, including debt and equity financing, to fund our capital needs, including acquisitions, development opportunities and repayment of debt maturities. We have encountered, and may continue to encounter, difficulties obtaining the necessary capital to finance future acquisitions and service and refinance our existing indebtedness, including approximately $20.9 million of debt that matures in 2024 and approximately $9.2 million of debt that matures in January 2025. If we fail to refinance such indebtedness and contribute the applicable properties to Broad Street Eagles JV LLC (the “Eagles Sub-OP”), it would be considered a Trigger Event under the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”). See “—The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.” Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock, and our access to capital is currently constrained by our existing debt and the lack of an active trading market for our common stock. Economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets, have exacerbated, and may continue to exacerbate, the issues we have encountered obtaining financing.

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

Twelve of the 15 properties currently in our portfolio are located in the Mid-Atlantic region, including Maryland, Virginia and Washington, D.C., and the remaining three properties are located in the Denver, Colorado area. As a result of this geographic concentration, our business is dependent on the condition of the economy in these regions generally and the respective markets for retail real estate in particular, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail space resulting from the regulatory environment, business climate or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and ability to satisfy our debt service obligations.

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

We depend primarily upon tenant leases for our revenue. Our ability to sustain our rental revenue depends on the financial stability of our tenants, any of whom may experience a change in its business at any time. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, and cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property. In 2023, we recorded $1.0 million to Impairment of real estate assets on the consolidated statement of operations, of which $0.6 million and $0.4 million was due to early lease terminations and a tenant bankruptcy, respectively.

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

If a tenant files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition, results of operations and cash flows. In 2023, we recorded $0.6 million of unamortized tenant improvement to Impairment of real estate assets on the consolidated statement of operations due to a tenant bankruptcy.

We face significant competition from the College of William and Mary university-owned student housing.

Midtown Row is the only student housing property we have owned, and we can provide no assurance that its performance will replicate the past performance of our other properties. Midtown Row is in close proximity to the College of William and Mary. On-campus student housing traditionally has certain inherent advantages over off-campus student housing because of, among other factors, closer physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes, while we are subject to full real estate tax rates. Also, colleges and universities may be able to borrow funds at lower interest rates than those available to us. As a result, the College of William and Mary may be able to offer more convenient and/or less expensive student housing than we can through Midtown Row, which may adversely affect our occupancy and rental rates.

We have a substantial amount of indebtedness outstanding, which could materially and adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

As of December 31, 2023, we had an aggregate of $324.8 million of outstanding indebtedness, including $91.7 million of the Preferred Equity Investment (as defined below) that is classified as temporary equity on our balance sheet. We may also need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes. If we incur additional debt, the related risks that we now face could intensify. Our substantial indebtedness could have material adverse consequences to us, including:

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

Most of the properties in our portfolio are subject to secured indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For example, at December 31, 2023, we had three mortgage loans on three properties with a combined principal balance outstanding of approximately $32.9 million that mature within the next twelve months. One of the mortgage loans with a balance of $11.3 million as of December 31, 2023 was refinanced on February 8, 2024. In addition, the Basis Term Loan, which is secured by mortgages on two properties, has an outstanding balance of $8.5 million and matures in July 2024. We can provide no assurances that we will be able to refinance the remaining loans on favorable terms, or at all. If we are unable to refinance or extend the loans, the lenders will have the right to place their loans in default and ultimately foreclose on the properties. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. If any of our properties are foreclosed upon due to a default, it could materially and adversely affect our financial condition, results of operations, cash flows and cash available for distribution to our stockholders.

The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

CF Flyer PE Investor LLC (the “Fortress Member”), an entity affiliated with Fortress Investment Group LLC (“Fortress”), has substantial rights under the Eagles Sub-OP Operating Agreement. Under this agreement, the following require the approval of the Fortress Member:

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

In addition, we are required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts.

In connection with the Preferred Equity Investment, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East. The subsidiaries of the Operating Partnership that indirectly own the Excluded Properties (as defined below) were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates. Six of the eight Excluded Properties have been either contributed to the Eagles Sub-Op or sold with the approval of the Fortress Member. The Fortress Member has approved extensions of the outside date for the remaining Excluded Properties, which is currently April 30, 2024. There can be no assurance that we will contribute the remaining Excluded Properties to the Eagles Sub-OP by the outside date or that the Fortress Member will approve a further extension of such outside date.

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

Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest (as defined below) by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP, unless the Trigger Event is in connection with a Bankruptcy Event, in which case the redemption must occur as of the date of such Trigger Event.

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

The Basis Loan Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

An entity affiliated with Basis Management Group, LLC (“Basis”) has substantial rights under the Basis Loan Agreement (as defined below), in particular, with respect to Midtown Colonial and Midtown Lamonticello, which secure the Basis Term Loan. Under these agreements, the following are either prohibited or require the approval of Basis:

•
the sale of properties secured by the Basis Term Loan;
•
any change in control of the Company (as defined in the Basis Loan Agreement);
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

If the debt service coverage ratio under the Basis Loan Agreement falls below 1.05x for two consecutive calendar quarters, the Basis Lender (as defined below) has the right to remove us as the manager of the two properties securing the Basis Term Loan. If the Basis Lender removed us as the manager of these properties, we would no longer manage the day-to-day operations of those properties.

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

In addition to the restrictions provided in the Basis Loan Agreement and the Eagles Sub-OP Operating Agreement described above, other documents evidencing indebtedness contain certain financial covenants and affirmative and restrictive covenants, including, among other things, with respect to insurance coverage and our ability to incur additional indebtedness. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40x, 1.50x, 1.30x, 1.25x, 1.25x, 1.20x, 1.30x, 1.15x, 1.20x, 1.25x and 1.40x, respectively. These limitations may restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flows and the market value of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

Until we have greater access to capital, we intend to make acquisitions through joint ventures, partnerships, co-tenancies or other syndicated or co-ownership arrangements entered into with affiliates or third parties. For example, as described above, Fortress has substantial rights under the Eagles Sub-OP Operating Agreement. We may also enter into joint ventures to redevelop or develop properties. Such investments may involve risks not otherwise present when acquiring real estate directly, including the following:

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

In 2023, the consumer price index rose by approximately 3% over the previous year, following 2022's increase in the index of 7%, which was the largest annual inflation surge in 40 years. A significant portion of our operating expenses are sensitive to inflation. Operating expenses include those for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. Disruptions and uncertainty in the banking sector may negatively impact our ability to refinance existing indebtedness and access additional financing for acquisitions, development of our properties and other purposes at reasonable terms or at all. The failure of banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

The majority of our cash and cash equivalents are held at major commercial banks, and our account balances may at times exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve or the FDIC will intercede to provide us and other depositors with access to balances in excess of the FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, if any of our tenants are unable to access funds on deposit with such a financial institution or pursuant to lending arrangements with such a financial institution, such tenants’ ability to meet their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

An epidemic, pandemic or other health crisis and measures intended to prevent the spread of such an event could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We face risks related to an epidemic, pandemic or other health crisis which have in the past impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. The impact of an epidemic, pandemic or other health crisis and measures intended to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collection laws and rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove tenants who are not paying rent and our ability to rent their space to new tenants. In addition, the federal government has in the past allocated, and may in the future allocate, funds to rent relief programs to be run by state and local authorities. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our tenants with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. It is uncertain how the rent relief programs will impact our business. An epidemic, pandemic or other health crisis or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

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

As of December 31, 2023, leases representing approximately 3.6% and 12.2% of our total annualized base rent are scheduled to expire by the end of 2024 and 2025, respectively, assuming no exercise of renewal options or early termination rights. In addition, approximately 11.5% of the square footage at our properties was available for rent as of December 31, 2023. We compete with many other entities engaged in real estate investment and leasing activities, including national, regional and local owners, operators, acquirers and developers. If our competitors offer retail space at rental rates below current market rates or below the rental rates that we currently charge our tenants, we may lose potential tenants. Even if our tenants renew their leases or we are able to re-lease the space, the terms and other costs of renewal or re-leasing, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-lease space in a reasonable time, or if rental rates decline or tenant improvement costs increase, leasing commissions or other costs increase, our business, financial condition and results of operations, ability to make distributions and ability to satisfy our debt service obligations could be materially and adversely affected.

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

As of December 31, 2023, we had approximately $61.1 million in floating-rate indebtedness, and we may enter into debt instruments with variable interest rates in the future. Increases in interest rates on variable rate debt will increase our interest expense, unless we make arrangements to hedge the risk of rising interest rates. However, as a result of rising interest rates, the cost of hedging transactions has increased significantly and may continue to increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, increase the cost of financing or impair our ability to pay dividends to our stockholders. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.

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

If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements could be impaired, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish with our annual report on Form 10-K and quarterly reports on Form 10-Q a report by management on, among other things, the effectiveness of the internal control over financial reporting. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. We have in the past identified, and may in the future identify, material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, including material weaknesses, could create a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. Additionally, any failure to implement required controls, or difficulties encountered in their implementation, could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, any of which could cause the value of our common stock to decline.

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

Natural disasters and severe weather such as flooding, earthquakes, tornadoes or hurricanes may result in significant damage to our properties. Twelve of the 15 properties currently in our portfolio are located in the Mid-Atlantic region, parts of which historically have experienced heightened risk for natural disasters like hurricanes and flooding. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

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

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 1.0 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

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

As of March 25, 2024, Messrs. Jacoby and Yockey together owned approximately 17.8% of the outstanding shares of our common stock and 19.7% of the combined outstanding shares of common stock, Common OP units (which Common OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance) and Preferred OP units. In addition, Mr. Neal, a member of our board of directors, owned approximately 3.3% of the outstanding shares of our common stock as of March 25, 2024. Consequently, certain members of our management and our board of directors, whose economic, tax or business interests or goals may be different or inconsistent with ours, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors and the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

Anti-takeover provisions in our organizational documents and under Delaware law could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti‑takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•
the ability of our board of directors to issue one or more series of preferred stock;
•
advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings of stockholders;
•
certain limitations on convening special stockholder meetings;
•
a majority of the remaining directors in office, even if less than a quorum, having the exclusive power to fill vacancies; and
•
the required approval of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote thereon to (i) adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation and (ii) make, amend, alter, change, add to or repeal any provision of our amended and restated bylaws.

Additionally, our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder (generally a stockholder, who together with affiliates and associates, owns 15% or more of our voting rights) for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or the U.S. federal district courts, as applicable, will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our amended and restated certificate of incorporation provides that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the Company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the U.S. federal district courts will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and accordingly, we cannot be certain that a court would enforce such provision.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity represents a critical component of our overall approach to risk management. Our cybersecurity policies, standards and practices are fully integrated into our enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our board of directors.

Risk management and Strategy

We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. We have engaged a third-party information technology (“IT”) and cybersecurity firm who serves as our dedicated IT and cybersecurity team to help us oversee, implement and manage these processes and controls. This IT and cybersecurity firm is independently audited on an annual basis and has a System and Organization Controls Audit certification.

Processes and controls we have implemented with the assistance of our third-part IT and cybersecurity team to assess, identify, manage and protect against material risks from cybersecurity threats include the following:

•
perform 24/7 security monitoring through an automated detection software managed by our third-party IT and cybersecurity firm;
•
conduct regular phishing email training for all employees with access to corporate email and other systems to enhance awareness and responsiveness to such possible threats; and
•
requiring employees, as well as third parties who provide services on our behalf, to treat information and data with care.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to our Incident Response Team. The Incident Response Plan is designed to analyze, contain and remediate any cyber incidents that may circumvent existing safeguards. The Incident Response Plan encompasses a systematic approach to evaluate the materiality of incidents, execute appropriate containment and remediation measures, and evaluate internal and external communication and disclosure protocols. We also maintain data backup procedures in the event of a cybersecurity incident. The Incident Response Plan is evaluated at least annually.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Properties—Cybersecurity incidents or other technology disruptions could negatively impact our business, our relationships, and our reputation.”

Cybersecurity Governance

As described above, we have engaged a third-party IT and cybersecurity firm to which we have delegated primary responsibility to oversee, implement and manage our processes and controls to assess, identify and manage risks from cybersecurity threats. Management receives monthly reports from the third-party IT and cybersecurity firm regarding cybersecurity incidents and any necessary remedial actions, data security posture and cybersecurity risk management processes and strategies. Management also meets quarterly with the third-party IT and cybersecurity firm to discuss technology and cybersecurity policies and procedures and risks and remediation actions.

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the audit committee. As such, our audit committee is responsible for overseeing our overall risk assessment and risk management program as well as our policies and practices related to our information technology systems, information security and cybersecurity risks. Management is responsible for the day-to-day assessment and management of cybersecurity risks. Management works with the third-party IT and cybersecurity firm to identify, assess and manage cybersecurity risks. Our management team includes the chief executive officer and chief financial officer, each of whom has over twenty years of experience in supervising, managing, underwriting, owning, operating and assessing the risks of commercial real estate investments and commercial real estate operating companies. The audit committee reviews at least annually our enterprise risks and related risk management program. In addition, on a quarterly basis, the audit committee receives a report from management on our cybersecurity threat risk management and strategic process covering topics such as cybersecurity incidents and any remedial actions, if needed, data security posture and the results of third-party risk assessments as well as our cybersecurity risk management processes and strategies. Additionally, management would notify the chair of the audit committee following any cybersecurity incident meeting specified security levels, and the audit committee would review management's materiality assessment regarding any cybersecurity incident requiring disclosure to the SEC. Members of our board of directors that are not members of the audit committee are also kept apprised of material risks from cybersecurity threats and our related risk management activities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX under the symbol “BRST.” On March 25, 2024, there were 564 holders of record. Such information was obtained through our registrar and transfer agent. The quotations on the OTCQX are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

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

The Eagles Sub-OP Operating Agreement contains the following restrictions on the payment of dividends to holders of our common stock: (1) we were not able to pay dividends on our common stock until January 2024 and (2) the amount of such dividends, if any, together with distributions on the OP units, will be limited to a 4.0% annual yield based on the average price of our common stock on the first trading day of each calendar month and based on the aggregate outstanding shares of common stock and OP units (other than Common OP units held by us).

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2023, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. As of December 31, 2023, the properties in our portfolio were 90.1% leased and 86.2% occupied. We are focused on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of December 31, 2023 and 2022.

	As of	As of
	December 31, 2023	December 31, 2022 (1)
Number of properties	15	17
Number of states	4	5
Total rentable square feet (in thousands)	1,916	2,288
Retail	1,654	2,026
Residential	262	262
Leased % of rentable square feet (2):
Total portfolio	90.1%	91.5%
Retail	88.5%	90.4%
Residential	100.0%	100.0%
Occupied % of rentable square feet (2):
Total portfolio	86.2%	85.8%
Retail	84.1%	84.0%
Residential	100.0%	100.0%
Total residential units/beds	240/620	240/620
Monthly residential base rent per bed	$1,099.26	$1,081.09
Annualized residential base rent per leased square foot (3)	$31.22	$30.70
Annualized retail base rent per leased square foot (3)	$14.99	$13.76

(1)
Includes Spotswood Valley Square Shopping Center, which was sold on June 30, 2023, and Dekalb Plaza, which was sold on July 20, 2023.
(2)
Percent leased is calculated as (a) GLA of rentable square feet occupied or subject to a lease as of December 31 of the applicable year, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 86.2% and 85.8% as of December 31, 2023 and 2022, respectively.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31 of the applicable year.

The table below provides certain information regarding our retail portfolio as of December 31, 2023 and 2022.

	As of	As of
	December 31, 2023	December 31, 2022 (1)
Total rentable square feet (in thousands)	1,654	2,026
Anchor spaces	843	1,104
Inline spaces	811	922
Leased % of rentable square feet (2):
Total retail portfolio	88.5%	90.4%
Anchor spaces	95.0%	96.3%
Inline spaces	81.6%	83.4%
Occupied % of rentable square feet (2):
Total retail portfolio	84.1%	84.0%
Anchor spaces	88.8%	89.6%
Inline spaces	79.2%	77.3%
Average remaining lease term (in years) (3)	5.4	5.3

(1)
Includes Spotswood Valley Square Shopping Center, which was sold on June 30, 2023, and Dekalb Plaza, which was sold on July 20, 2023.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31 of the applicable year, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 84.1% and 84.0% as of December 31, 2023 and 2022, respectively.
(3)
The average remaining lease term (in years) excludes future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2023, we owned 85.7% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

Dispositions

On June 30, 2023, we completed the sale of Spotswood Valley Square Shopping Center for a sales price of $23.0 million in cash and recognized a net gain of $11.6 million in our consolidated statements of operations.

On July 20, 2023, we completed the sale of Dekalb Plaza for a sales price of $23.1 million in cash and recognized a net loss of $0.1 million in our consolidated statements of operations.

Related Party Transactions

See Note 17 “Related Party Transactions” in the notes to the consolidated financial statements for information concerning our related party transactions.

How We Derive Our Revenue

We derive a substantial majority of our revenue from rents received from our tenants at each of our properties. Our leases are generally triple net, pursuant to which the tenant is responsible for property expenses, including real estate taxes, insurance and maintenance, or modified gross, pursuant to which the tenant generally reimburses us for its proportional share of expenses. As of December 31, 2023, our retail portfolio (i) had annualized base rent of $22.0 million, (ii) had an annualized base rent per square foot of $14.99, (iii) was 88.5% leased (84.1% occupied) to a diversified group of tenants and (iv) had no tenant accounting for more than 4.0% of the total annualized base rent.

Additionally, a portion of Midtown Row is student housing. Accordingly, our income is also derived from student housing, which is leased by the bed on an individual lease liability basis. Individual lease liability limits each resident's liability to his or her own rent without the liability of a roommate's rent. A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid. These leases typically correspond to the university's academic year, which runs from August 1st to July 31st. Midtown Row is comprised of 240 student housing units with 620 beds, and as of December 31, 2023, it was 100% leased and had annualized base rent of $8.2 million.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of December 31, 2023, approximately 45.3% of our retail portfolio (based on leased GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of December 31, 2023, approximately 11.5% of our GLA was vacant and approximately 4.0% of our leases (based on total GLA) are scheduled to expire on or before December 31, 2024 or are month-to-month. See “Item 1 Business—Our Portfolio—Lease Expirations.” Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Capital Expenditures

We incur capital expenditures at our properties that vary in amount and frequency based on each property’s specific needs. We expect our capital expenditures will be for recurring maintenance to ensure our properties are in good working condition, including parking and roof repairs, façade maintenance and general upkeep. We also will incur capital expenditures related to repositioning and refurbishing properties where we have identified opportunities to improve our properties to increase income and occupancy, and we may incur capital expenditures related to redevelopment or development consistent with our business and growth strategies.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers accounting estimates or assumptions critical in either of the following cases:

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

We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease terminations, we record gains (losses) related to unrecovered tenant-specific intangibles and other assets.

Leasing Commissions: We earn leasing commissions as a result of providing strategic advice and connecting tenants to third-party property owners in the leasing of retail space. We record commission revenue on real estate leases at the point in time when the performance obligation is satisfied, which is generally upon lease execution. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof).

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

Engineering Services: We provide engineering services to third-party property owners on an as needed basis at the properties where we are the property or asset manager. We receive consideration at agreed upon fixed rates for the time incurred plus a reimbursement for costs incurred and revenue is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. We account for performance obligations using the right to invoice practical expedient. We apply the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contract. Under this practical expedient, we recognize revenue in an amount that corresponds directly with the value to the customer of performance completed to date and for which there is a right to invoice the customer.

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

Asset Impairment

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses if there are triggering events including macroeconomic conditions, loss of an anchor tenant and the ability to re-tenant the space, significant and persistent delinquencies, unanticipated decreases in or sustained reductions of net operating income and government-mandated compliance with an adverse effect to the Company's cost basis or operating costs. If management concludes there are triggering events, we then assess the impairment of properties individually. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the property. If the analysis indicates that the carrying value of a property is not recoverable from its estimated undiscounted future cash flows, an impairment loss is recognized. Impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of future cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and the undiscounted future cash flow analysis. Subsequent changes in estimated cash flows could affect the determination of whether an impairment exists.

Real Estate Held For Sale

We record properties held for sale, and any associated mortgage payable, assets and other liabilities associated with such properties as real estate held for sale, on our consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected to occur within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. We estimate fair value, less estimated costs to sell, based on similar real estate sales transactions or the property’s sale price, if available. As of December 31, 2023, no properties were reclassified as held for sale.

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

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

	For the year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Revenues
Rental income	$38,990	$29,871	$9,119	31%
Commissions	2,897	2,523	374	15%
Management and other income	282	557	(275)	(49%)
Total revenues	42,169	32,951	9,218	28%
Operating Expenses
Cost of services	1,928	1,917	11	1%
Property operating	11,653	8,672	2,981	34%
Depreciation and amortization	18,778	17,436	1,342	8%
Impairment of real estate assets	973	—	973	N/A
Impairment of real estate held for sale	2,353	—	2,353	N/A
Bad debt expense	134	235	(101)	(43%)
General and administrative	12,456	13,513	(1,057)	(8%)
Total operating expenses	48,275	41,773	6,502	16%
Gain on disposal of properties	11,486	—	11,486	N/A
Operating gain (loss)	5,380	(8,822)	14,202	161%

Other income (expense)
Net interest and other income	938	26	912	3,508%
Derivative fair value adjustment	(692)	2,638	(3,330)	(126%)
Net gain (loss) on fair value change on debt held under the fair value option	2,344	(3,151)	5,495	174%
Interest expense	(18,504)	(12,710)	(5,794)	46%
Loss on extinguishment of debt	(43)	(59)	16	(27%)
Other expense	(68)	(52)	(16)	31%
Total other expense	(16,025)	(13,308)	(2,717)	20%

Income tax benefit, net	3,628	5,857	(2,229)	(38%)
Net loss	$(7,017)	$(16,273)	$9,256	(57%)
Less: Preferred equity return on Fortress preferred equity	(14,641)	(1,492)	(13,149)	881%
Less: Preferred equity accretion to redemption value	(3,247)	—	(3,247)	N/A
Less: Preferred OP units return	(483)	(48)	(435)	906%
Plus: Net loss attributable to noncontrolling interest	3,924	2,522	1,402	56%
Net loss attributable to common stockholders	$(21,464)	$(15,291)	$(6,173)	40%

Revenues for the year ended December 31, 2023 increased approximately $9.2 million, or 28%, compared to the year ended December 31, 2022, as a result of approximately $9.1 million and $0.4 million increases in rental income and commissions, respectively. The increases were partially offset by an approximately $0.3 million decrease in management and other income. Rental income primarily increased as a result of the acquisition of two properties in the fourth quarter of 2022, which had aggregate rental income of $10.8 million during 2023, which was partially offset by the sale of two properties in 2023. The increase in commissions is due to a higher transaction volume of leasing. The decrease in management and other fees is mainly attributable to fees recognized in 2022 related to properties that were acquired in the fourth quarter of 2022.

Total operating expenses for the year ended December 31, 2023 increased approximately $6.5 million, or 16%, compared to the year ended December 31, 2022, primarily from: (i) an increase in property operating expenses of $3.0 million which is primarily related to two properties acquired in 2022, partially offset by the sale of two properties during 2023, (ii) a $2.4 million impairment of real estate assets held for sale as a result of reducing the carrying value of Dekalb Plaza for the amount that exceeded the property's fair value less estimated selling costs, (iii) an increase in depreciation and amortization expense of approximately $1.3 million, primarily related to two properties that were acquired in November 2022 (which comprised $5.0 million of the total increase in depreciation and amortization expense), partially offset by a $3.0 million decrease in amortization of in-place lease tangibles and a $0.7 million decrease in real property depreciation; and (iv) $1.0 million in impairment of real estate assets due to the early termination of certain leases. These increases were partially offset by a decrease in general and administrative expenses of approximately $1.1 million mainly attributable to a decrease in stock compensation expense of approximately $0.5 million, a decrease in professional service fees of approximately $0.4 million and a decrease in payroll and related expenses of approximately $0.1 million.

Gain on disposal of properties for the year ended December 31, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center, partially offset by the loss recognized in connection with the sale of Dekalb Plaza.

Net interest and other income for the year ended December 31, 2023 increased approximately $0.9 million compared to the year ended December 31, 2022, primarily as a result of approximately $0.7 million of excess insurance proceeds of which $0.5 million was due to business interruption relating to a wind storm that damaged the roof at one of our retail properties.

The loss on derivative fair value adjustment was approximately $0.7 million for the year ended December 31, 2023 compared to a gain of approximately $2.6 million for the year ended December 31, 2022. The decline of approximately $3.3 million was primarily due to a $4.6 million change in fair value of interest rate swaps partially offset by a $1.3 million change in fair value of the embedded derivative liability relating to the Preferred Equity Investment.

Net gain (loss) on fair value change on debt held under the fair value option reflects the change in the fair value of the Fortress Mezzanine Loan, for which we elected the fair value option.

Interest expense for the year ended December 31, 2023 increased approximately $5.8 million, or 46%, compared to the year ended December 31, 2022, primarily due to debt that was assumed or originated in connection with two properties that were acquired during the fourth quarter of 2022, which was partially offset by the repayment of debt in connection with the sale of two properties during the second and third quarter of 2023. We had additional net borrowings of approximately $34.2 million during 2023.

Income tax benefit decreased approximately $2.2 million over the prior year, due to a $3.0 million valuation allowance against the deferred tax asset and the sale of Spotswood Valley Square Shopping Center, which was partially offset by certain properties generating additional tax losses compared to the prior year.

Preferred equity return on Fortress preferred equity reflects the portion of the distribution to the Fortress Member that is payable in cash and the portion that is accrued and added to the Preferred Equity Investment.

Preferred equity accretion to redemption value reflects the accretion of the carrying value of the Fortress Preferred Interest to the Redemption Amount (as defined below) over the remaining term.

Preferred OP units return reflects the portion of the distribution to holders of the Preferred OP units that are payable in cash and the portion that are accrued and added to the liquidation preference of the Preferred OP units.

Net loss attributable to noncontrolling interest for the year ended December 31, 2023 increased approximately $1.4 million compared to the year ended December 31, 2022. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

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

Net Operating Income and Same-center Net Operating Income

NOI is a supplemental non-GAAP measure of the operating performance of our properties. We define NOI as rental income less property operating expenses, including real estate taxes. We also exclude the impact of straight‑line rent revenue, net amortization of above and below market leases, depreciation and amortization, interest, impairments and gains or losses of real estate assets and other significant infrequent items that create volatility in our earnings and make it difficult to determine the earnings generated by our core ongoing business. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance. We believe that NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to evaluate and compare our core operating results.

Same-center NOI is a supplemental non-GAAP financial measure which we use to assess our operating results. For the years ended December 31, 2023 and 2022, Same-center NOI represents the NOI for thirteen properties that were wholly owned and operational for the entire portion of each reporting period. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance, as it does not reflect the operations of our entire portfolio. We believe that Same-center NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to enhance the comparability of our operating performance between periods.

The table below compares Same-center NOI for the years ended December 31, 2023 and 2022:

	For the year ended December 31,		Change
(unaudited, dollars in thousands)	2023	2022	$	%
Revenues
Rental income (1)	$24,067	$23,338	$729	3%
Operating Expenses
Property operating	8,167	8,283	(116)	(1%)
Total Same-center NOI	$15,900	$15,055	$845	6%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.

Our reconciliation of Same-center NOI for the years ended December 31, 2023, and 2022 is as follows:

	For the Year Ended December 31,
(unaudited, dollars in thousands)	2023	2022
Net loss	$(7,017)	$(16,273)
Adjusted to exclude:
Commissions	(2,897)	(2,523)
Management and other income	(282)	(557)
Straight-line rent revenue	(1,137)	(945)
Amortization of above and below market lease, net	319	(387)
Consolidated eliminations adjustments	(1,588)	(1,495)
Cost of services	1,928	1,917
Depreciation and amortization	18,778	17,436
Impairment of real estate assets	973	—
Impairment of real estate held for sale	2,353	—
Bad debt expense	134	235
General and administrative	12,456	13,513
Gain on disposal of properties	(11,486)	—
Net interest and other income	(938)	(26)
Derivative fair value adjustment	692	(2,638)
Net (gain) loss on fair value change on debt held under the fair value option	(2,344)	3,151
Interest expense	18,504	12,710
Loss on extinguishment of debt	43	59
Other expense	68	52
Income tax benefit, net	(3,628)	(5,857)
NOI	24,931	18,372
Less: Non Same-center NOI relating to acquisitions - residential (1)	(5,620)	(624)
Less: Non Same-center NOI relating to acquisitions - retail (2)	(1,669)	250
Less: Non Same-center NOI relating to dispositions (3)	(1,742)	(2,943)
Total Same-center NOI	$15,900	$15,055

(1)
Reflects operating revenues and expenses for the residential portion of Midtown Row.
(2)
Reflects operating revenues and expenses for Lamar Station Plaza West and the retail portion of Midtown Row.
(3)
Reflects operating revenues and expenses for Spotswood Valley Square Shopping Center and Dekalb Plaza.

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

Our reconciliation of net income (loss) to FFO and AFFO for the years ended December 31, 2023, and 2022 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2023	2022
Net loss	$(7,017)	$(16,273)
Gain on disposal of properties	(11,486)	—
Impairment of real estate assets held for sale	2,353	—
Real estate depreciation and amortization	18,425	17,259
Amortization of direct leasing costs	109	44
FFO attributable to common shares and OP units	2,384	1,030
Stock-based compensation expense	1,477	1,937
Deferred financing and debt issuance cost amortization	834	1,512
Impairment of real estate assets	973	—
Intangibles amortization	319	(387)
Non-real estate depreciation and amortization	244	131
Non-cash interest expense	1,253	253
Recurring capital expenditures	(1,347)	(981)
Straight-line rent revenue	(1,137)	(945)
Minimum return on preferred interests	(331)	(1,112)
Non-cash fair value adjustment	(1,652)	513
AFFO attributable to common shares and OP units	$3,017	$1,951

Weighted average shares outstanding to common shares
Diluted	35,608,163	32,378,526

Earnings per share of common stock
Net loss per share attributable to stockholders - diluted (1)	$(0.60)	$(0.47)

Weighted average shares outstanding to common shares and OP units
Diluted	41,168,459	35,412,984

FFO per common share and OP unit
Diluted (2)	$0.06	$0.03

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

Our reconciliation of net loss to EBIDTAre and Adjusted EBITDAre for the years ended December 31, 2023 and 2022 is as follows:

	For the Year Ended December 31,
(unaudited, dollars in thousands)	2023	2022
Net loss	$(7,017)	$(16,273)
Interest expense	18,504	12,710
Income tax benefit	(3,628)	(5,857)
Depreciation and amortization expense	18,778	17,436
EBITDA	26,637	8,016
Gain on sale of real estate	(11,486)	—
Impairment loss	3,326	—
EBITDAre	18,477	8,016
Stock-based compensation expense	1,477	1,937
Straight-line rent revenue	(1,137)	(945)
Amortization of above and below market lease, net	319	(387)
Non-cash fair value adjustment	(1,652)	513
Adjusted EBITDAre	$17,484	$9,134

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties) and non-recurring capital expenditures (such as capital improvements and tenant improvements) and cash distributions on the Fortress Preferred Interest and Preferred OP units. Except as noted below, we expect to meet our short-term liquidity requirements through cash on hand and cash reserves and additional secured and unsecured debt. As of December 31, 2023 and March 25, 2024, we had unrestricted cash and cash equivalents of approximately $9.8 million and $15.1 million, respectively, available for current liquidity needs and restricted cash of approximately $4.0 million and $2.6 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of December 31, 2023, we had three mortgage loans on three properties (Vista Shops at Golden Mile, Hollinswood Shopping Center and Brookhill Shopping Center) totaling approximately $32.9 million that mature within twelve months of the date on which this report is filed with the SEC. One of the mortgage loans (Vista Shops at Golden Mile) with a balance of $11.3 million as of December 31, 2023, was refinanced on February 8, 2024. We are currently seeking to refinance the remaining loans prior to maturity in December 2024 and January 2025.

In addition, the Basis Term Loan has an outstanding balance of $8.5 million and matures on July 1, 2024. We exercised all our extension options and are in discussions with other parties to refinance the Basis Term Loan with new loans. As of March 25, 2024, we have executed a nonbinding term sheet with a lender to refinance the Basis Term Loan. The lender is in the process of completing due diligence, and we are in the process of fulfilling the closing requirements. We expect to close the new loan in the second quarter of 2024. There can be no assurances that we will be successful in our efforts to refinance the Basis Term Loan on favorable terms, on the expected timeline or at all. If we fail to refinance or otherwise repay the Basis Term Loan and contribute the applicable properties to the Eagles Sub-OP by the applicable outside dates (as described below), it would be considered a Trigger Event under the Eagles Sub-OP Operating Agreement, upon which the Fortress Member has certain rights, including the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest. See “—Fortress Preferred Equity Investment” below.

In addition to our efforts to refinance the Basis Term Loan as previously described, management is in discussions with the current lenders as well as various other lenders to extend or refinance the other two mortgage loans prior to maturity. Although we have a history of demonstrating our ability to successfully refinance our loans as they come due, there can be no assurances that we will be successful in our efforts to refinance the loans on favorable terms or at all. While it is not our current plan, we also have the option to sell properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If we are ultimately unable to refinance these loans prior to maturity or sell the properties prior to maturity, the lenders have the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, we would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. As of December 31, 2023, we were in compliance with all of the covenants under our debt agreements. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of December 31, 2023:

(dollars in thousands)	Maturity Date	Rate Type (1)	Interest Rate	Balance Outstanding at December 31, 2023
Basis Term Loan (net of discount of $21)	July 1, 2024	Floating (2)	8.62%	$8,491	(3)
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (4)	4.06%	12,437
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,868
Vista Shops at Golden Mile Loan (net of discount of $9) (5)	June 24, 2024	Fixed	7.73%	11,252
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.10%	9,198
Crestview Shopping Center Loan (net of discount of $53)	September 29, 2026	Fixed	7.83%	11,947
Lamar Station Plaza West Loan (net of discount of $73)	December 10, 2027	Fixed	5.67%	18,927
Highlandtown Village Shopping Center Loan (net of discount of $38) (6)	May 10, 2028	SOFR + 2.5%	6.09%	8,712
Cromwell Field Shopping Center Loan (net of discount of $60)	December 22, 2027	Fixed	6.71%	10,597
Midtown Row Loan (net of discount of $19)	December 1, 2027	Fixed	6.48%	75,981
Midtown Row/Fortress Mezzanine Loan (7)	December 1, 2027	Fixed	12.00%	16,187
Coral Hills Shopping Center Loan (net of discount of $189)	October 31, 2033	Fixed	6.95%	12,560
West Broad Shopping Center Loan (net of discount of $88)	December 21, 2033	Fixed	7.00%	11,712
The Shops at Greenwood Village Loan (net of discount of $80)	October 10, 2028	SOFR + 2.85% (8)	5.85%	22,218
				233,087
Unamortized deferred financing costs, net				(2,038)
Total				$231,049

_____________________

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
(3)
The outstanding balance includes less than $0.1 million of exit fees as of December 31, 2023.
(4)
We have entered into an interest rate swap which fixes the interest rate of the loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.
(5)
On June 28, 2023, we entered into an agreement to amend the interest rate to 7.73% and extend the maturity date of this loan to June 24, 2024. On February 8, 2024, we refinanced the Vista Shops at Golden Mile Loan to extend the maturity date to February 8, 2029 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.90%.
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

The following table sets forth our scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2023:

(dollars in thousands)
Year (1)	Amount Due	Percentage of Total
2024	$33,883	14.5%
2025	14,004	6.0%
2026	14,695	6.3%
2027	120,120	51.4%
2028	28,567	12.2%
Thereafter	22,503	9.6%
	$233,772	100.0%

_____________________

(1)
Does not reflect the exercise of any maturity extension options.

Basis Term Loan

In December 2019, six of our subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan was originally secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. As of December 31, 2023, the Basis Term Loan is secured by Midtown Colonial and Midtown Lamonticello. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. On November 2, 2022, we exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. On December 6, 2023, we exercised the remaining extension option and the maturity date was extended to July 1, 2024.

The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of December 31, 2023, the interest rate of the Basis Term Loan was 8.62%.

On July 20, 2023, we sold Dekalb and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale. On September 29, 2023, we received a loan secured by Crestview and repaid $14.3 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan and with cash on hand. Also, on October 31, 2023, we received a loan secured by Coral Hills and repaid $12.8 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan. Additionally, on December 21, 2023, we received a loan secured by West Broad and repaid $13.9 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan and with cash on hand. As of December 31, 2023, the outstanding balance of the Basis Term Loan was $8.5 million.

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

The Basis Loan Agreement includes a debt service coverage calculation based on the trailing twelve month's results which includes an adjustment for tenants that are more than one-month delinquent in paying rent. A debt service coverage ratio below 1.10x is a Cash Trap Trigger Event (as defined in the Basis Loan Agreement), which gives the Basis Lender the right to institute a cash management period until the trigger is cured. A debt service coverage ratio below 1.05x for two consecutive calendar quarters gives the Basis Lender the right to remove the Company as manager of the properties. The debt service coverage calculation for the twelve months ended December 31, 2023, was approximately 1.89x.

Lamont Street Preferred Interest

In connection with the closing of the Highlandtown and Spotswood Mergers on May 21, 2021 and June 4, 2021, respectively, Lamont Street Partners LLC contributed an aggregate of $3.9 million in exchange for a 1.0% preferred membership interest in BSV Highlandtown Investors LLC and BSV Spotswood Investors LLC designated as Class A units (the “Lamont Street Preferred Interest”).

On May 5, 2023, we refinanced the Highlandtown mortgage loan and used a portion of the proceeds to redeem $1.9 million of the Lamont Street Preferred Interest. On June 30, 2023, we used a portion of the proceeds from the sale of the Spotswood property to redeem the remaining $2.3 million of the Lamont Street Preferred Interest in full.

Other Mortgage Indebtedness

As of December 31, 2023 and 2022, we had approximately $208.4 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Crestview Shopping Center	1.25 to 1.00
Highlandtown Village Shopping Center	1.25 to 1.00
Cromwell Field Shopping Center (1)	1.20 to 1.00
Lamar Station Plaza West	1.30 to 1.00
Midtown Row	1.15 to 1.00
Coral Hills Shopping Center	1.20 to 1.00
West Broad Shopping Center	1.25 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

(1)
The debt service coverage ratio testing commenced December 31, 2023 with the following requirements: (i) 1.20 to 1.00 as of December 31, 2023; (ii) 1.55 to 1.00 as of December 31, 2024 and (iii) 1.35 to 1.00 as of December 31, 2025 and for the remaining term of the loan.

On May 1, 2023, the interest rate on the mortgage loan secured by the Greenwood Village property was amended to replace Prime with SOFR plus a spread of 2.85%. We terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement which fixed the interest rate of the loan at 5.85%.

On May 3, 2023, the loan agreement for our mortgage loan secured by the Hollinswood property was amended to replace the LIBOR interest rate with SOFR plus a spread of 2.36%.

On May 5, 2023, we refinanced the mortgage loan secured by Highlandtown Village Shopping Center. The new loan has a principal balance of $8.7 million, which bears interest at SOFR plus a spread of 2.5% per annum and matures on May 10, 2028. We entered into an interest rate swap which fixes the interest rate of the loan at 6.085%.

On June 28, 2023, the loan agreement for our mortgage loan secured by the Vista Shops at Golden Mile was amended to change the interest rate to 7.73% per annum and extend the maturity date to June 24, 2024. On February 8, 2024, we refinanced the mortgage loan. The new loan has a principal balance of $16.2 million, bears interest at SOFR plus a spread of 2.75% per annum and matures on February 8, 2029. We entered into an interest rate swap which fixes the interest rate of the loan at 6.90%.

On September 29, 2023, we received a $12.0 million loan secured by Crestview Shopping Center, which bears interest at a rate of 7.83% per annum and matures on September 29, 2026. We used the proceeds to pay down the Basis Term Loan.

On October 31, 2023, we received a $12.8 million loan secured by the Coral Hills property, which bears interest at a rate of 6.95% per annum and matures on October 31, 2033. We used the proceeds to pay down the Basis Term Loan.

On December 21, 2023, we received an $11.8 million loan secured by the West Broad property, which bears interest at a rate of 7.00% per annum and matures on December 21, 2033. We used the proceeds to pay down the Basis Term Loan.

As of December 31, 2023, we were in compliance with all of the covenants under our debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, we entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. As of December 31, 2023, the Mezzanine Loan Interest rate was 13% per annum, comprised of a 5% Current Interest rate and a 8% Capitalized Interest rate. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with a Qualified Public Offering. However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, we entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%, which replaced a prior interest rate cap agreement for the Basis Term Loan that expired on January 1, 2023. As of December 31, 2023 and 2022, the effective interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

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

On October 6, 2021, we entered into an interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 4.082%. On May 1, 2023, we terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 5.85%. We also received $2.2 million upon the termination of the prior interest rate swap agreement.

On May 5, 2023, we entered into an interest rate swap agreement on the Highlandtown Village Shopping Center mortgage loan to fix the interest rate at 6.085%.

On February 8, 2024, we entered into an interest rate swap agreement on the Vista Shops at Golden Mile mortgage loan to fix the interest rate at 6.90%.

We recognize all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of our derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2023 and 2022, we recognized a net loss of approximately $1.2 million and a net gain of approximately $3.4 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statement of operations.

Fortress Preferred Equity Investment

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP entered into a Preferred Equity Investment Agreement with the Fortress Member, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties” and, collectively with Highlandtown and Spotswood the “Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood were originally May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown. The Fortress Member has approved extensions of the Portfolio Excluded Properties outside date, which is currently April 30, 2024. With the approval of the Fortress Member, on June 30, 2023, we sold Spotswood and, on July 20, 2023, sold Dekalb, which was one of the Portfolio Excluded Properties. On September 29, 2023, October 31, 2023 and December 21, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that own Crestview, Coral Hills and West Broad, which were Portfolio Excluded Properties.

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of December 31, 2023, the Preferred Return was 17.75% per annum, comprised of a 5% Current Preferred Return and a 12.75% Capitalized Preferred Return. As of December 31, 2023 and 2022, the Capitalized Preferred Return was approximately $11.3 million and $1.0 million, respectively, and is reflected within Redeemable noncontrolling Fortress preferred interest on the consolidated balance sheets. For the years ended December 31, 2023 and 2022, we recognized $4.3 million and $0.4 million, respectively, of Current Preferred Return and $10.3 million and $1.1 million, respectively, of Capitalized Preferred Return as a reduction to additional paid-in capital in the consolidated statements of equity.

Upon the closing of a Qualified Public Offering, unless earlier redeemed, the Eagles Sub-OP must redeem the entire Fortress Preferred Interest by payment in cash to the Fortress Member of the full Redemption Amount, provided that (i) the Eagles Sub-OP may elect, in its discretion, not to redeem $37.5 million of the Preferred Equity Investment and (ii) $25.0 million of the Preferred Equity Investment (less the amount of the Fortress Mezzanine Loan converted into common stock in connection with such Qualified Public Offering, if any) will be converted to shares of common stock at a price of $2.00 per share, subject to certain adjustments. The Operating Partnership may cause the Eagles Sub-OP to redeem the Fortress Preferred Interest in whole (but not in part), by payment in cash to the Fortress Member of the full Redemption Amount, as long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption. The “Redemption Amount” is equal to the sum of: (i) all outstanding loans advanced to the Eagles Sub-OP by the Fortress Member in accordance with the terms of the Eagles Sub-OP Operating Agreement, together with all accrued and unpaid return on such loans; (ii) the unredeemed balance of the Preferred Equity Investment; (iii) an amount equal to the greater of (x) all accrued and unpaid Preferred Return and (y) a 1.40x minimum multiple on the amount of all loans and capital contributions made by the Fortress Member to the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement, which minimum multiple shall be reduced to 1.30x upon the consummation of a Qualified Public Offering; and (iv) all other payments, fees, costs and expenses due or payable to the Fortress Member under the Eagles Sub-OP Operating Agreement, including a $10.0 million exit fee unless the Redemption Amount is paid upon or following the completion of a Qualified Public Offering.

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

In addition, we are required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $3.1 million as of December 31, 2023 and is reflected in cash and cash equivalents on the consolidated balance sheets.

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

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2023 and 2022.

	For the year ended December 31,
(in thousands)	2023	2022	Change
Cash and cash equivalents and restricted cash at beginning of period	$17,031	$11,024	$6,007
Net cash used in operating activities	(3,778)	(4,101)	323
Net cash provided by (used in) investing activities	38,806	(135,491)	174,297
Net cash (used in) provided by financing activities	(38,262)	145,599	(183,861)
Cash and cash equivalents and restricted cash at end of period	$13,797	$17,031	$(3,234)

Operating Activities- Cash used in operating activities decreased by approximately $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Operating cash flows were primarily impacted by an increase in cash receipts relating to rental income as a result of the acquisitions of two properties in the fourth quarter of 2022. This was partially offset by (i) a net decrease in changes in operating assets and liabilities of approximately $1.9 million, of which $1.7 million was related to the net change in accounts payable and (ii) an increase in interest payments primarily related to the acquisition of two properties in the fourth quarter of 2022.

Investing Activities- Cash provided by investing activities during the year ended December 31, 2023 increased by approximately $174.3 million compared to the year ended December 31, 2022. This increase resulted primarily from (i) the acquisition of two properties and a real estate parcel during 2022, which resulted in an increase in net cash outflow of approximately $129.5 million in 2022 and was not repeated during 2023; (ii) an increase of net cash flow during 2023 of approximately $44.8 million from the sales of the Spotswood property and the Dekalb property and (iii) an increase of net cash flow during 2023 of approximately $2.0 million from insurance proceeds relating to a wind storm that damaged the roof at one of our retail properties. These increases were partially offset by an approximately $1.8 million increase in capital expenditures for real estate during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Financing Activities- Cash used in financing activities for the year ended December 31, 2023 increased by approximately $183.9 million compared to the year ended December 31, 2022. The increase resulted primarily from a decrease in net borrowings during 2023, which includes (i) a $91.0 million decrease related to the financing of the Midtown Row acquisition in 2022; (ii) an $80.0 million decrease related to the Fortress Preferred Equity Investment in 2022; (iii) the $58.7 million repayment of a portion of the Basis Term Loan in 2023 with proceeds from the sale of the Dekalb property and the new loans secured by Coral Hills, Crestview and West Broad; (iv) the $11.9 million repayment of the Spotswood mortgage loan in 2023 with proceeds from the sale of the Spotswood property; (v) $4.2 million of the Preferred Return on the Preferred Equity Investment during 2023; (vi) the $3.9 million redemption of the Lamont Street Preferred Interest in 2023 with proceeds from the sale of the Spotswood property and the refinancing of the mortgage loan secured by Highlandtown; (vii) a net decrease of $2.4 million related to the refinancing of Lamar Station Plaza West and (viii) a net decrease of $1.5 million in proceeds from a related party. The net decreases were partially offset by net borrowings which included the following: (i) $12.8 million related to the new mortgage loan secured by Coral Hills in 2023; (ii) $12.0 million related to the new mortgage loan secured by Crestview in 2023; (iii) $11.8 million related to the new mortgage loan secured by West Broad in 2023; (iv) a $7.8 million increase related to the payoff of the Basis Preferred Interest in 2022; (v) a net $5.3 million increase related to the payoff of loans from MVB Bank, Inc. in 2022; (vi) a net increase of $4.2 million due to the refinancing of the Cromwell mortgage loan and payoff of the mezzanine loan; (vii) a $3.5 million increase related to the payoff of the Lamar Station Plaza East mortgage loan in 2022; (viii) $3.5 million related to the new mortgage loan secured by Highlandtown in 2023 and (ix) net proceeds of $1.4 million related to the Greenwood Village interest rate swap. The net decreases were also partially offset by a decrease in scheduled principal payments on loans of approximately $0.6 million as compared to the prior year. Additionally, debt origination and discount fees decreased by approximately $6.2 million during the year ended December 31, 2023 compared to the prior year.

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

Broad Street Realty, Inc. and Subsidiaries

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Broad Street Realty, Inc. and its Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2023, and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Liquidity

As discussed in Note 1 to the consolidated financial statements, as of December 31, 2023, the Company has mortgage and other indebtedness with a combined principal balance of $41.4 million which is currently scheduled to mature within one year of issuance of the consolidated financial statements. Note 1 describes the Company’s future liquidity plans. Our opinion is not modified with respect to that matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Evaluation of Real Estate Properties for Impairment

Description of Matter

At December 31, 2023, the Company’s real estate properties totaled $325.2 million, net. As more fully described in Note 3 to the consolidated financial statements, the Company evaluates its real estate properties for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable. Auditing the Company’s impairment assessment involved subjectivity due to the assumptions in its consideration of events or changes in circumstances to identify whether there are indications of impairment.

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of real estate properties for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s investment property impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We reviewed qualitative factors to determine whether any events or circumstances indicated that the carrying amount of the Company’s investment properties may not be recoverable.

Valuation of Mezzanine Loan

Description of Matter

At December 31, 2023, the Company has entered into a mezzanine loan (the “Mezzanine Loan”) that the Company has elected to measure at fair value in accordance with the fair value option. Calculations and accounting for the Mezzanine Loan require management’s judgments related to subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 15 to the consolidated financial statements, the Company utilizes a binomial lattice model valuation technique in measuring the fair value. Auditing management’s valuations of the Mezzanine Loan was challenging due to the complexity of the valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s process used in determining the valuation of the Mezzanine Loan, evaluating the Company’s use of the models used and testing the significant assumptions used in the models, evaluating the completeness and accuracy of underlying data used in supporting the assumptions and estimates, and involving valuation specialists to assist in assessing the significant assumptions and methodologies used by the Company.

Valuation of Derivative Liabilities

Description of Matter

At December 31, 2023, the Company has a preferred equity investment which provides the investor with certain redemption features upon the occurrence of certain events. Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. Calculations and accounting for the embedded conversion features require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 15 to the consolidated financial statements, the Company utilizes a binomial lattice model valuation technique in measuring the fair value. Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of the valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s process used in determining the valuation of the derivative liabilities, evaluating the Company’s use of the models used and testing the significant assumptions used in the models, evaluating the completeness and accuracy of underlying data used in supporting the assumptions and estimates, and involving valuation specialists to assist in assessing the significant assumptions and methodologies used by the Company.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023.

Richmond, Virginia

April 1, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Broad Street Realty, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Broad Street Realty, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2018 to 2023.

Potomac, Maryland

April 28, 2023

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Real estate properties
Land	$54,936	$67,225
Building and improvements	281,598	300,699
Intangible lease assets	33,374	41,228
Construction in progress	5,462	4,231
Furniture and equipment	1,711	1,711
Less accumulated depreciation and amortization	(51,890)	(42,047)
Total real estate properties, net	325,191	373,047

Cash and cash equivalents	9,779	12,356
Restricted cash	4,018	4,675
Straight-line rent receivable	3,090	2,397
Tenant and accounts receivable, net of allowance of $194 and $165, respectively	1,918	1,874
Derivative assets	796	3,426
Other assets, net	6,327	4,511
Total Assets	$351,119	$402,286

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $16,187 and $17,895, respectively, at fair value under the fair value option)	$231,049	$267,616
Accounts payable and accrued liabilities	15,457	15,411
Unamortized intangible lease liabilities, net	633	1,553
Payables due to related parties	63	44
Deferred tax liabilities, net	—	3,968
Deferred revenue	827	1,252
Total liabilities	248,029	289,844

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	87,288	73,697

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.01 par value, 300,000,000 and 50,000,000 shares authorized, 33,417,101 and 32,256,974 issued and outstanding at December 31, 2023 and 2022, respectively	334	323
Additional paid in capital	55,186	72,097
Accumulated deficit	(36,387)	(33,294)
Accumulated other comprehensive income	547	56
Total Broad Street Realty, Inc. stockholders' equity	19,680	39,182
Noncontrolling interest	(3,878)	(437)
Total permanent equity	15,802	38,745
Total Liabilities, Temporary Equity and Permanent Equity	$351,119	$402,286

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022
Revenues
Rental income	$38,990	$29,871
Commissions	2,897	2,523
Management and other income	282	557
Total revenues	42,169	32,951
Operating Expenses
Cost of services	1,928	1,917
Property operating	11,653	8,672
Depreciation and amortization	18,778	17,436
Impairment of real estate assets	973	—
Impairment of real estate assets held for sale	2,353	—
Bad debt expense	134	235
General and administrative	12,456	13,513
Total operating expenses	48,275	41,773
Gain on disposal of properties	11,486	—
Operating gain (loss)	5,380	(8,822)

Other income (expense)
Net interest and other income	938	26
Derivative fair value adjustment	(692)	2,638
Net gain (loss) on fair value change on debt held under the fair value option	2,344	(3,151)
Interest expense	(18,504)	(12,710)
Loss on extinguishment of debt	(43)	(59)
Other expense	(68)	(52)
Total other expense	(16,025)	(13,308)
Net loss before income taxes	(10,645)	(22,130)
Income tax benefit, net	3,628	5,857
Net loss	$(7,017)	$(16,273)
Less: Preferred equity return on Fortress preferred equity	(14,641)	(1,492)
Less: Preferred equity accretion to redemption value	(3,247)	—
Less: Preferred OP units return	(483)	(48)
Plus: Net loss attributable to noncontrolling interest	3,924	2,522
Net loss attributable to common stockholders	$(21,464)	$(15,291)

Earnings per share of common stock
Net loss per share attributable to stockholders - basic and diluted	$(0.60)	$(0.47)

Weighted average shares outstanding
Basic and diluted	35,608,163	32,378,526

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2023	2022
Net loss	$(7,017)	$(16,273)
Other comprehensive income:
Change in fair value due to credit risk on debt held under the fair value option	491	56
Total other comprehensive income	491	56
Comprehensive loss	$(6,526)	$(16,217)

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at December 31, 2021	500	$—	31,873,428	$319	$70,022	$(19,543)	$—	$(2,674)	$48,124
Issuance of Common Stock	—	—	96,170	2	294	—	—	(296)	—
Grants of restricted stock	—	—	138,262	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(21,987)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,307)	—	(5)	—	—	—	(5)
Issuance of warrants	—	—	—	—	2,397	—	—	—	2,397
Stock-based compensation	—	—	175,408	2	1,935	—	—	—	1,937
Tax effect of change in ownership percentage of OP	—	—	—	—	(1,006)	—	—	—	(1,006)
Issuance of common OP units	—	—	—	—	—	—	—	807	807
Issuance of preferred OP units	—	—	—	—	—	—	—	4,220	4,220
Preferred equity return on Fortress preferred equity investment	—	—	—	—	(1,492)	—	—	—	(1,492)
Preferred OP units return	—	—	—	—	(48)	—	—	28	(20)
Other comprehensive income	—	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	(13,751)	—	(2,522)	(16,273)
Balance at December 31, 2022	500	—	32,256,974	323	72,097	(33,294)	56	(437)	38,745
Grants of restricted stock	—	—	697,393	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	(21,856)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,126)	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	488,716	11	1,466	—	—	—	1,477
Preferred equity return on Fortress preferred equity investment	—	—	—	—	(14,641)	—	—	—	(14,641)
Preferred equity accretion	—	—	—	—	(3,247)	—	—	—	(3,247)
Preferred OP units return	—	—	—	—	(483)	—	—	483	—
Other comprehensive income	—	—	—	—	—	—	491	—	491
Net loss	—	—	—	—	—	(3,093)	—	(3,924)	(7,017)
Balance at December 31, 2023	500	$—	33,417,101	$334	$55,186	$(36,387)	$547	$(3,878)	$15,802

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,017)	$(16,273)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	(3,968)	(5,857)
Depreciation and amortization	18,778	17,436
Amortization of deferred financing costs and debt discounts	834	1,510
Amortization and (accretion) of above and below market lease intangibles, net	319	(387)
Minimum return on basis preferred interest	(331)	(1,112)
Loss on extinguishment of debt	43	59
Gain on disposal of property	(11,486)	—
Impairment of real estate assets	973	—
Impairment of real estate assets held for sale	2,353	—
Straight-line rent receivable	(1,137)	(945)
Amortization of operating lease right-of-use assets	(16)	(35)
Stock-based compensation	1,477	1,937
Change in fair value of derivatives	692	(2,638)
Change in fair value on debt held under the fair value option	(2,344)	3,151
Bad debt expense	134	235
Write-off of related party receivables	—	8
Changes in operating assets and liabilities
Accounts receivable	(192)	(110)
Other assets	(28)	(838)
Receivables due from related parties	(4)	201
Accounts payable and accrued liabilities	(2,515)	(786)
Payables due to related parties	19	6
Deferred revenues	(362)	337
Net cash used in operating activities	(3,778)	(4,101)
Cash flows from investing activities
Cash received on disposition of real estate, net of selling costs	44,754	—
Acquisitions of real estate, net of cash and restricted cash received	—	(129,534)
Insurance proceeds	2,022	—
Capitalized pre-acquisition costs, net of refunds	—	197
Capital expenditures for real estate	(7,970)	(6,154)
Net cash provided by (used in) investing activities	38,806	(135,491)
Cash flows from financing activities
Borrowings under debt agreements	46,836	121,601
Preferred equity investment	—	80,000
Repayments under debt agreements	(81,010)	(49,995)
Proceeds related to interest rate swap	2,171	—
Payments related to interest rate swap	(773)	—
Taxes remitted upon vesting of restricted stock	(6)	(5)
Distributions to preferred noncontrolling interests	—	(20)
Preferred equity return on preferred equity investment	(4,297)	(100)
Debt and temporary equity origination and discount fees	(1,230)	(7,382)
Proceeds from related parties	47	1,917
Payments to related parties	—	(417)
Net cash (used in) provided by financing activities	(38,262)	145,599
(Decrease) increase in cash, cash equivalents, and restricted cash	(3,234)	6,007
Cash, cash equivalents and restricted cash at beginning of period	17,031	11,024
Cash, cash equivalents and restricted cash at end of period	$13,797	$17,031

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Year Ended December 31,
	2023	2022
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$9,779	$12,356
Restricted cash	4,018	4,675
Cash, cash equivalents and restricted cash at end of period	$13,797	$17,031
Supplemental Cash Flow Information
Interest paid	$17,217	$11,297
Taxes paid, net	$25	$32
Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate	$—	$(20,884)
Common OP units issued in acquisitions	$—	$807
Preferred OP units issued in acquisition	$—	$4,220
Debt assumed in Mergers	$—	$15,466
Warrants issued in acquisition	$—	$391
Warrants issued with Preferred Equity Investment and Mezzanine Loan	$—	$2,006
Capitalized Preferred Return	$(10,301)	$(1,047)
Accrued Current Preferred Return	$(389)	$(445)
Capitalized interest on Mezzanine Loan	$(1,126)	$—
Accrued acquisition costs	$—	$46
Accrued pre-acquisition costs	$—	$2
Accrued capital expenditures for real estate	$1,890	$1,254

The accompanying notes are an integral part of these consolidated financial statements.

Broad Street Realty, Inc. and subsidiaries
Notes to Consolidated Financial Statements

December 31, 2023

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast, and Colorado markets. As of December 31, 2023, the Company had gross real estate assets of $373.9 million (gross real estate properties less gross real estate intangibles liabilities) in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

(in thousands)
Property Name	City/State	Total Gross Real Estate Assets at December 31, 2023
Avondale Shops	Washington, D.C.	$8,422
Brookhill Azalea Shopping Center	Richmond, VA	18,290
Cromwell Field Shopping Center	Glen Burnie, MD	20,287
Coral Hills Shopping Center	Capitol Heights, MD	16,680
Crestview Square Shopping Center	Landover Hills, MD	18,699
The Shops at Greenwood Village	Greenwood Village, CO	31,611
Highlandtown Village Shopping Center	Baltimore, MD	7,450
Hollinswood Shopping Center	Baltimore, MD	24,587
Lamar Station Plaza East	Lakewood, CO	8,737
Lamar Station Plaza West	Lakewood, CO	23,762
Midtown Colonial	Williamsburg, VA	17,585
Midtown Lamonticello	Williamsburg, VA	16,047
Midtown Row	Williamsburg, VA	126,816
Vista Shops at Golden Mile	Fredrick, MD	15,020
West Broad Commons Shopping Center	Richmond, VA	19,942
		$373,935

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of December 31, 2023, the Company owned 85.7% of the Class A common units of limited partnership interest in its Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in its Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019 upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

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

Liquidity and Management’s Plan

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

As of December 31, 2022, we disclosed debt of approximately $95.5 million that was scheduled to mature within twelve months of the date that the financial statements as of and for the year ended December 31, 2022 were issued, which created substantial doubt about the Company’s ability to continue as a going concern. This debt included three mortgage loans with a combined principal balance outstanding of approximately $28.6 million and the Basis Term Loan (as defined below) with an outstanding balance of $66.9 million, in each case as of December 31, 2022. However, as discussed below, substantial doubt about the Company’s ability to continue as a going concern was alleviated through management’s plans as of December 31, 2023. In July 2023, the Company sold one of the properties that was collateral for the Basis Term Loan and used the proceeds from the sale to repay $17.4 million of the outstanding principal balance of the Basis Term Loan. During the year ended December 31, 2023, the Company also refinanced three loans that were collateral for the Basis Term Loan and repaid $41.0 million of the Basis Term Loan with proceeds from the new mortgage loans. As of December 31, 2023, the remaining outstanding balance on the Basis Term Loan was $8.5 million. Also, during the year ended December 31, 2023, the Company sold one of the three properties that was the collateral for a mortgage loan and used the proceeds to repay the outstanding mortgage loan. On May 3, 2023, the Company refinanced one of the three mortgage loans and on June 28, 2023, the loan agreement for the third mortgage loan was amended and the maturity date was extended to June 24, 2024. As discussed below, in February 2024, the Company refinanced this mortgage loan.

As of December 31, 2023, the Company had three mortgage loans on three properties with a combined principal balance outstanding of approximately $32.9 million that mature within twelve months of the date that these financial statements are issued. One of the mortgage loans with a balance of $11.3 million as of December 31, 2023 was refinanced on February 8, 2024. The Company is seeking to refinance the remaining loans prior to maturity in December 2024 and January 2025.

In addition, the Basis Term Loan has an outstanding balance of $8.5 million and matures on July 1, 2024. The Company exercised all its extension options and is in discussions with other parties to refinance the Basis Term Loan with new loans. As of March 25, 2024, the Company has executed a nonbinding term sheet with a lender to refinance the Basis Term Loan. The lender is in the process of completing due diligence, and the Company is in the process of fulfilling the closing requirements. The Company expects to close the new loan in the second quarter of 2024. There can be no assurances that the Company will be successful in its efforts to refinance the Basis Term Loan on favorable terms, on the expected timeline or at all. If the Company fails to refinance or otherwise repay the Basis Term Loan and contribute the applicable properties to the Eagles Sub-OP (as defined below) by the applicable outside dates (as described below), it would be considered a Trigger Event (as defined below) under the Eagles Sub-OP Operating Agreement (as defined below), upon which the Fortress Member (as defined below) has certain rights, including the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest (as defined below). See Note 9 below.

In addition to its efforts to refinance the Basis Term Loan as previously described, management is in discussions with the current lenders as well as various other lenders to extend or refinance the other two mortgage loans prior to maturity. Although the Company has a history of demonstrating its ability to successfully refinance its loans as they come due, there can be no assurances that the Company will be successful in its efforts to refinance the loans on favorable terms or at all. While it is not the Company’s current plan, the Company also has the option to sell properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If the Company is ultimately unable to refinance these loans or sell the properties prior to maturity, the lenders have the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, the Company would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of December 31, 2023.

Note 2 - Accounting Policies and Related Matters

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenue and expense reported in the period. Significant estimates are made for the valuation of real estate and any related intangibles and fair value assessments with respect to purchase price allocations, valuation of the Fortress Preferred Equity Investment (as defined below) embedded derivatives and valuation of the Fortress Mezzanine Loan (as defined below). Actual results may differ from those estimates.

Change in Presentation

The Company has made certain reclassifications to prior period financial statements in order to enhance the comparability with the financial statements for the current period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2023.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interest under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company consolidates the Operating Partnership, Broad Street BIG First OP, LLC, BSV Highlandtown (as defined in Note 7 under the heading “—Lamont Street Preferred Interest”), BSV Spotswood (as defined in Note 7 under the heading “—Lamont Street Preferred Interest”) and the Eagles Sub-OP (as defined in Note 9), VIEs in which the Company is considered the primary beneficiary. The preferred membership interests in Broad Street BIG First OP, LLC were redeemed in full in 2022, and, as of December 31, 2023, it is a wholly owned subsidiary.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The majority of the Company’s cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date on invested cash. As of December 31, 2023 and 2022, the Company had no cash equivalents.

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

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of the renewal. In addition to fixed base rents, certain rental income derived from the Company's tenant leases is variable and may be dependent on percentage rent. Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant’s lease and will vary based on the tenant's sales. Variable lease payments consisted of percentage rent and tenant expense reimbursements of operating expenses, common area maintenance expenses, real estate taxes and insurance of the respective properties amounted to $7.7 million and $6.9 million for the years ended December 31, 2023 and 2022, respectively. These amounts have been included in rental income on the consolidated statements of operations.

The Company recognizes lease termination fees, which are included in rental income on the consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease terminations, the Company records gains (losses) related to unrecovered tenant-specific intangibles and other assets in impairment of real estate assets on the consolidated statements of operations, which was a $1.0 million loss for the year ended December 31, 2023. There were no early lease terminations during the year ended December 31, 2022.

Leasing Commissions: The Company earns leasing commissions as a result of providing strategic advice and connecting tenants to third-party property owners in the leasing of retail space. The Company records commission revenue on real estate leases at the point in time when the performance obligation is satisfied, which is generally upon lease execution. Terms and conditions of a commission agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). The Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments. The Company accounts for leasing commissions under ASC Topic 606, Revenue from Contracts with Customers.

Property and Asset Management Fees: The Company provides real estate management services for owners of properties, representing a series of daily performance obligations delivered over time. Pricing is generally in the form of a monthly management fee based upon property-level cash receipts or some other variable metric.

When accounting for reimbursements of third-party expenses incurred on a client’s behalf, the Company determines whether it is acting as a principal or an agent in the arrangement. When the Company is acting as a principal, the Company’s revenue is reported on a gross basis and comprises the entire amount billed to the client and reported cost of services includes all expenses associated with the client. When the Company is acting as an agent, the Company’s fee is reported on a net basis as revenue for reimbursed amounts is netted against the related expenses. The control of the service before transfer to the customer is the focal point of the principal versus agent assessments. The Company is a principal if it controls the services before they are transferred to the client. The presentation of revenues and expenses pursuant to these arrangements under either a gross or net basis has no impact on net loss or cash flows. Property and asset management fees are included in Management and other income on the consolidated statements of operations. The Company accounts for property and asset management fees under ASC Topic 606, Revenue from Contracts with Customers.

Engineering Services: The Company provides engineering services to third-party property owners on an as needed basis at the properties where the Company is the property or asset manager. The Company receives consideration at agreed upon fixed rates for the time incurred plus a reimbursement for costs incurred and revenue is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company accounts for performance obligations using the right to invoice practical expedient. The Company applies the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contract. Under this practical expedient, the Company recognizes revenue in an amount that corresponds directly with the value to the customer of performance completed to date and for which there is a right to invoice the customer. Engineering services fees are included in Management and other income on the consolidated statements of operations. The Company accounts for engineering services under ASC Topic 606, Revenue from Contracts with Customers.

Development Services: The Company provides construction-related services ranging from general contracting to project management for third-party owners and third-party occupiers of real estate. Depending on the terms of the engagement, the Company’s performance obligation is either to arrange for the completion of a project or to assume responsibility for completing a project on behalf of a client. The Company’s obligations to clients are satisfied over time due to the continuous transfer of control of the underlying asset. Therefore, the Company recognizes revenue over time, generally using input measures (e.g., to-date costs incurred relative to total estimated costs at completion). Typically, the Company is entitled to consideration at distinct milestones over the term of an engagement. The Company may receive variable consideration which can include, but is not limited to, a fee paid upon return of an investor’s original investment in a project. The Company assesses variable consideration on a contract-by-contract basis, and when appropriate, recognizes revenue based on its assessment of the outcome and historical results. The Company recognizes revenue related to variable consideration if it is deemed probable there will not be a significant reversal in the future. Development services fees are included in management and other fee income on the consolidated statements of operations. The Company accounts for development services under ASC Topic 606, Revenue from Contracts with Customers.

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

Contract Assets and Contract Liabilities

Contract assets include amounts recognized as revenue for which the Company is not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2023 and 2022, the Company did not have any contract assets.

Contract liabilities include advance payments related to performance obligations that have not yet been satisfied and are included in deferred revenue on its consolidated balance sheets. The Company recognizes the contract liability as revenue once it has transferred control of service to the customer and all revenue recognition criteria are met. As of December 31, 2022, the Company had approximately $0.2 million of contract liabilities. There were no contract liabilities at December 31, 2023.

Accounts Receivable Under Contracts with Customers

The Company records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with customers. Additionally, the Company records other receivables, included in Other assets, net on the consolidated balance sheets, which represents commission advances to employees. Further, the Company records receivables from affiliated properties. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts for specific accounts and other receivable balances based on historical collection trends, the age of the outstanding accounts and other receivables and existing economic conditions associated with the receivables.

Past-due accounts receivable balances are written off to bad debt expense when the Company’s internal collection efforts have been unsuccessful or the advance has been forgiven. As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between its transfer of a promised service to a customer and when the customer pays for that service will be one year or less. The Company does not typically include extended payment terms in its contracts with customers. As of December 31, 2023, the Company had approximately $1.9 million of accounts receivable under contracts with customers, of which $1.2 million and $0.7 million is reflected in other assets and tenant and accounts receivable, net, respectively, on the consolidated balance sheet. As of December 31, 2022, the Company had approximately $2.1 million of accounts receivable under contracts with customers, of which $1.4 million and $0.7 million is reflected in other assets and tenant and accounts receivable, net, respectively, on the consolidated balance sheet. There was no allowance at December 31, 2023 and 2022.

Tenant and Other Receivables and Lease Inducements

Tenant receivables relate to the amounts currently owed to the Company under the terms of the Company’s lease agreements and is included in Tenant and accounts receivable, net of allowance on the consolidated balance sheets. Straight-line rent receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to the Company according to the contractual agreement. Lease inducements result from value provided by the Company to the lessee, at the inception, modification or renewal of the lease, and are amortized as a reduction of rental income over the non-cancellable lease term. This is included in Other assets, net on the consolidated balance sheets.

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

Allocation of Purchase Price of Acquired Real Estate

As part of the purchase price allocation process of acquisitions, management estimates the fair value of each component for asset acquisitions and business combinations by using judgments regarding market-based assumptions used in the estimated cash flow projections, including forecasts of future revenue and operating expense growth rates, market lease rates, comparable land values, lease-up periods, capitalization rates, discount rates and calculation and analysis of the income tax positions related to the purchase price allocation. The Company assesses the relative fair value of acquired assets and acquired liabilities in accordance with ASC Topic 805 Business Combinations and allocates the purchase price based on these assessments. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market and economic conditions that may affect the property.

The Company records above-market and below-market lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding acquired leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market acquired leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2023 and 2022, the Company had above-market leases with a gross value of approximately $4.2 million and $5.2 million, respectively, included in intangible lease assets on the consolidated balance sheets and below-market lease liabilities with a gross value of approximately $3.1 million and $5.0 million, respectively, included in unamortized intangible lease liabilities, net on the consolidated balance sheets.

In-place lease intangibles are valued considering factors such as an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on evaluation of current market demand. The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense. As of December 31, 2023 and 2022, the Company had in-place leases with a gross value of approximately $29.2 million and $36.1 million, respectively, included in intangible lease assets on the consolidated balance sheets.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	12.5 to 49 years
Improvements	5 to 15 years
Lease intangibles and tenant improvements	1 month to 19 years
Furniture and equipment	3 to 7 years

Asset Impairment- Real Estate Properties

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the property are less than its carrying amount. Management assesses if there are triggering events including macroeconomic conditions, loss of an anchor tenant, changes in occupancy, and the ability to re-tenant the space, nature or real estate properties, significant and persistent delinquencies, operating and collections performance compared to historical data and government-mandated compliance with an adverse effect to the Company's cost basis or operating costs. If management concludes triggering events are present for any property, management then assesses the recoverability of the individual property’s carrying value. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the property. If the analysis indicates that the carrying value of a property is not recoverable from its estimated undiscounted future cash flows, an impairment loss is recognized. Impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used. In determining the fair value, the Company uses current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of future cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and estimated net operating income. Subsequent changes in estimated cash flows could affect the determination of whether an impairment exists. During 2023 and 2022, the Company did not record any impairment.

Real Estate Held For Sale

The Company records properties held for sale, and any associated mortgage payable, assets and other liabilities associated with such properties as real estate held for sale on the Company's consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected to occur within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated costs to sell, based on similar real estate sales transactions or the property’s sale price if available. During 2023, the Company recorded $2.4 million of impairment expenses on assets held for sale. No properties were reclassified as held for sale at December 31, 2023 and 2022.

Casualty Gains and Losses

The Company records income resulting from insurance recoveries for business interruption when proceeds are received or contingencies related to the insurance recoveries are resolved.

In December 2021, there was a wind storm that damaged the roof of one of the properties we acquired in 2022. The Company received $2.5 million of insurance proceeds and recorded $0.5 million of business interruption insurance income during the year ended December 31, 2023, which is included in net interest and other income on the consolidated statement of operations. The remaining proceeds were recorded to accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. The Company recognizes interest and penalties associated with uncertain tax positions as part of income tax expense. Generally, for federal and state purposes, the Company's 2020 through 2023 tax years remain open for examination by tax authorities.

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

Stock-Based Compensation

The fair value of stock-based awards is calculated on the date of grant. Stock based compensation for restricted stock awards is measured based on the closing stock price of the Company’s common stock on the date of grant. The Company recognizes compensation expense for awards with performance conditions based on an estimate of shares expected to vest using the closing price of the Company’s common stock as of the grant date. The Company amortizes the stock-based compensation expense on a straight-line basis over the period that the awards are expected to vest, net of any forfeitures. Forfeitures of stock-based awards are recognized as they occur.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow models. For the year ended December 31, 2022, the Company has recorded all acquisitions based on estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy). There were no acquisitions during the year ended December 31, 2023.

The Company may choose to elect the fair value option for certain eligible financial instruments, such as the Fortress Mezzanine Loan (as defined below), in order to simplify the accounting treatment. Items for which the fair value option has been elected are presented at fair value in the consolidated balance sheets and any change in fair value unrelated to credit risk is recorded in net gains (losses) on debt in the consolidated statements of operations. Changes in fair value related to credit risk is recognized in other comprehensive income.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2023 and 2022, the Company recognized approximately $(0.7) million and $2.6 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

Accounting Guidance

Adoption of Accounting Standards

In March 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Reference rate reform has not had a material impact on any of the Company's existing contracts. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by Topic 848 as they occur, but expects their application will not have a material effect on the Company's consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Losses model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. The ASU also requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This ASU is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

Issued Accounting Standards Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the guidance.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires entities to provide disclosures of significant segment expenses and other significant segment items, as well as provide in interim periods all disclosures about a reportable segments' profit or loss and assets that are currently required annually. Additionally, entities with a single reportable segment have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures. The ASU is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and for interim period beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this guidance.

Note 3 – Real Estate

2023 Disposal of Real Estate

On June 30, 2023, the Company completed the sale of the Spotswood Valley Square Shopping Center for a sales price of $23.0 million in cash and recognized a net gain of $11.6 million in its consolidated statements of operations. The Company used $11.8 million of the proceeds to repay the mortgage loan secured by the Spotswood Valley Square Shopping Center, $2.3 million to redeem the Lamont Street Preferred Interest (as defined below) and $0.6 million to pay transaction costs.

On July 20, 2023, the Company completed the sale of Dekalb Plaza for a sales price of $23.1 million in cash and recognized a net loss of $0.1 million in its consolidated statements of operations. The Company used $17.4 million of the proceeds to paydown a portion of the Basis Term Loan and $0.7 million to pay transaction costs. The Company recognized approximately $2.4 million of impairment expenses on assets held for sale for the year ended December 31, 2023 in its consolidated statements of operations.

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

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of December 31, 2023 and 2022.

(in thousands)	December 31, 2023	December 31, 2022
Assets:
Above-market leases	$4,153	$5,150
Above-market leases accumulated amortization	(2,469)	(2,199)
In-place leases	29,221	36,078
In-place leases accumulated amortization	(20,094)	(18,251)
Total net real estate intangible assets	$10,811	$20,778

Liabilities
Below-market leases	3,146	4,992
Below-market leases accumulated amortization	(2,513)	(3,439)
Total net real estate intangible liabilities	$633	$1,553

For the years ended December 31, 2023 and 2022, the Company recognized amortization related to in-place leases of approximately $6.5 million and $7.9 million, respectively, and net amortization related to above-market leases and below-market leases for the years ended December 31, 2023 and 2022 of approximately $0.3 million and $(0.4) million, respectively, in its consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of December 31, 2023.

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
2024	$2,952	$575	$(291)	$3,236
2025	2,069	449	(161)	2,357
2026	1,479	253	(91)	1,641
2027	962	167	(47)	1,082
2028	520	112	(26)	606
Thereafter	1,145	128	(17)	1,256
Total	$9,127	$1,684	$(633)	$10,178

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of December 31, 2023, the weighted average remaining amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 2.4 years, 3.0 years and 1.3 years, respectively.

Note 5 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 are detailed in the table below. Certain amounts in the prior year presentation were reclassified to enhance the comparability to the current year's presentation.

(in thousands)	December 31, 2023	December 31, 2022
Prepaid assets and deposits	$1,380	$1,722
Leasing commission costs and incentives, net	2,141	751
Right-of-use assets, net	1,494	695
Pre-acquisition costs	6	8
Other receivables, net	35	101
Corporate property, net	144	64
Receivables from related parties	1,127	1,170
Total	$6,327	$4,511

Receivables due from related parties as of December 31, 2023 and 2022, respectively, are described further in Note 17 “Related Party Transactions.”

Note 6 – Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company's consolidated balance sheets as of December 31, 2023 and 2022 are detailed in the table below:

(in thousands)	December 31, 2023	December 31, 2022
Trade payable	$2,372	$2,476
Security deposit	2,340	2,529
Real estate tax payable	1,222	1,231
Interest payable	1,213	1,570
Derivative liability	668	1,208
Lease payable	1,521	738
Income tax payable	340	—
Other	5,781	5,659
Accounts payable and accrued liabilities	$15,457	$15,411

Note 7 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance as of December 31, 2023 and 2022, as well as the effective interest rates as of December 31, 2023:

(dollars in thousands)	Maturity Date	Rate Type (1)	Interest Rate	December 31, 2023		December 31, 2022
Basis Term Loan (net of discount of $21 and $79, respectively)	July 1, 2024	Floating (2)	8.62%	$8,491	(3)	$67,086	(3)
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (4)	4.06%	12,437		12,760
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,868		2,985
Vista Shops at Golden Mile Loan (net of discount of $9 and $12, respectively) (5)	June 24, 2024	Fixed	7.73%	11,252		11,478
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.10%	9,198		8,762
Crestview Shopping Center Loan (net of discount of $53 and $0, respectively)	September 29, 2026	Fixed	7.83%	11,947		—
Lamar Station Plaza West Loan (net of discount of $73 and $95, respectively)	December 10, 2027	Fixed	5.67%	18,927		18,317
Lamont Street Preferred Interest (net of discount of $0 and $29, respectively) (6)	September 30, 2023	Fixed	13.50%	—		4,241
Highlandtown Village Shopping Center Loan (net of discount of $38 and $14, respectively) (7)	May 10, 2028	SOFR + 2.5%	6.09%	8,712		5,241
Cromwell Field Shopping Center Loan (net of discount of $60 and $77, respectively)	December 22, 2027	Fixed	6.71%	10,597		10,113
Midtown Row Loan (net of discount of $19 and $25, respectively)	December 1, 2027	Fixed	6.48%	75,981		75,975
Midtown Row/Fortress Mezzanine Loan (8)	December 1, 2027	Fixed	12.00%	16,187		17,895
Spotswood Valley Square Shopping Center Loan (net of discount of $0 and $31, respectively)	July 6, 2023	Fixed	4.82%	—		11,849
Coral Hills Shopping Center Loan (net of discount of $189 and $0, respectively)	October 31, 2033	Fixed	6.95%	12,560		—
West Broad Shopping Center Loan (net of discount of $88 and $0, respectively)	December 21, 2033	Fixed	7.00%	11,712		—
The Shops at Greenwood Village Loan (net of discount of $80 and $94, respectively)	October 10, 2028	SOFR + 2.85% (9)	5.85%	22,218		22,772
				$233,087		$269,474
Unamortized deferred financing costs, net				(2,038)		(1,858)
Total Mortgage and Other Indebtedness				$231,049		$267,616

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
(3)
The outstanding balance includes less than $0.1 million and $0.3 million of exit fees at December 31, 2023 and 2022, respectively.
(4)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 4.06%. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.
(5)
On June 28, 2023, the Company entered into an agreement to amend the interest rate to 7.73% and extend the maturity date of this loan to June 24, 2024. On February 8, 2024, the Company refinanced the Vista Shops at Golden Mile Loan to extend the maturity date to February 8, 2029 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.90%.
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

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan was originally secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. As of December 31, 2023, the Basis Term Loan is secured by Midtown Colonial and Midtown Lamonticello. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. On November 2, 2022, the Company exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. On December 6, 2023, the Company exercised the remaining extension option and the maturity date was extended to July 1, 2024.

The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%. As of December 31, 2023, the interest rate of the Basis Term Loan was 8.62%.

On July 20, 2023, the Company sold Dekalb and repaid $17.4 million of the outstanding principal balance on the Basis Term Loan with proceeds from the sale. On September 29, 2023, the Company received a loan secured by Crestview and repaid $14.3 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan. Also on October 31, 2023, the Company received a loan secured by Coral Hills and repaid $12.8 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan. Additionally, on December 21, 2023, the Company received a loan secured by West Broad and repaid $13.9 million of the outstanding principal balance on the Basis Term Loan with proceeds from the new mortgage loan. As of December 31, 2023, the outstanding balance of the Basis Term Loan was $8.5 million.

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

The Company was in compliance with the Basis Loan Agreement's debt service coverage calculation for the twelve months ended December 31, 2023.

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

Mortgage Indebtedness

In addition to the indebtedness described above, as of December 31, 2023 and 2022, the Company had approximately $208.4 million and $180.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.50 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Crestview Shopping Center	1.25 to 1.00
Highlandtown Village Shopping Center	1.25 to 1.00
Cromwell Field Shopping Center (1)	1.20 to 1.00
Lamar Station Plaza West	1.30 to 1.00
Midtown Row	1.15 to 1.00
Coral Hills Shopping Center	1.20 to 1.00
West Broad Shopping Center	1.25 to 1.00
The Shops at Greenwood Village	1.40 to 1.00

(1)
The debt service coverage ratio testing commenced December 31, 2023 with the following requirements: (i) 1.20 to 1.00 as of December 31, 2023; (ii) 1.55 to 1.00 as of December 31, 2024 and (iii) 1.35 to 1.00 as of December 31, 2025 and for the remaining term of the loan.

On October 6, 2021, the Company entered into a $23.5 million mortgage loan secured by the Greenwood Village property, which bears interest at prime rate less 0.35% per annum and matures on October 10, 2028. The Company entered into an interest rate swap which fixed the interest rate of the loan at 4.082%. On May 1, 2023, the interest rate was amended to replace Prime with SOFR plus a spread of 2.85%. The Company terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement which fixes the interest rate of the loan at 5.85%.

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

On June 28, 2023, the loan agreement for the Company's mortgage loan secured by the Vista Shops at Golden Mile was amended to change the interest rate to 7.73% per annum and extend the maturity date to June 24, 2024. On February 8, 2024, the Company refinanced the mortgage loan. The new loan has a principal balance of $16.2 million, bears interest at SOFR plus a spread of 2.75% per annum and matures on February 8, 2029. The Company entered into an interest rate swap which fixes the interest rate of the loan at 6.90%.

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

On December 21, 2023, the Company received an $11.8 million loan secured by the West Broad property, which bears interest at a rate of 7.00% per annum and matures on December 21, 2033. The Company used the proceeds to pay down the Basis Term Loan.

As of December 31, 2023, the Company was in compliance with all covenants under its debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. As of December 31, 2023, the Mezzanine Loan Interest rate was 13% per annum, comprised of a 5% Current Interest rate and a 8% Capitalized Interest rate. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of

$2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at December 31, 2023 and December 31, 2022 was $16.2 million and $17.9 million, respectively. For the years ended December 31, 2023 and 2022, the Company recognized a net gain of $2.3 million and a net loss of $3.1 million, respectively, in net gain (loss) on fair value change on debt held under the fair value option in the consolidated statements of operations and $0.5 million and $0.1 million, respectively, in Change in fair value due to credit risk on debt held under the fair value option in the consolidated statements of comprehensive loss. For the years ended December 31, 2023 and 2022, the Company recognized $1.9 million and $0.2 million, respectively, of interest expense in the consolidated statements of operations, which includes $1.1 million and $0.1 million, respectively, of Capitalized Interest recorded in the consolidated balance sheets.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of December 31, 2023 and 2022 was $3.4 million, gross ($2.0 million, net) and $3.2 million, gross ($1.9 million, net), respectively. Debt discounts associated with the Company’s debt as of December 31, 2023 and 2022 was $1.3 million, gross ($0.6 million, net) and $2.1 million, gross ($0.4 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statements of operations, of approximately $0.8 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2023:

Year ending December 31,	(in thousands)
2024 (1)	$33,883
2025	14,004
2026	14,695
2027	120,120
2028	28,567
Thereafter	22,503
233,772
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(2,723)
Total	$231,049

(1)
Includes $11.2 million of debt that was repaid on February 8, 2024 in connection with the refinance of the mortgage loan secured by the Vista Shops at Golden Mile.

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan to cap the previously variable LIBOR interest rate at 3.5%. On June 29, 2022, the Basis Loan Agreement was amended and restated to replace LIBOR with SOFR. The Basis Term Loan bears interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On August 1, 2022, the interest rate cap for the Basis Term Loan was modified to cap the SOFR rate at 3.5%. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of December 31, 2023 and 2022, the effective interest rate of the Basis Term Loan was 8.62% and 6.125%, respectively.

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

On October 6, 2021, the Company entered into an interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 4.082%. On May 1, 2023, the Company terminated the existing interest rate swap agreement and entered into a new interest rate swap agreement on the Greenwood Village Loan to fix the interest rate at 5.85%. The Company also received $2.2 million upon the termination of the prior interest rate swap agreement.

On May 5, 2023, the Company entered into an interest rate swap agreement on the Highlandtown Village Shopping Center mortgage loan to fix the interest rate at 6.085%.

On February 8, 2024, the Company entered into an interest rate swap agreement on the Vista Shops at Golden Mile mortgage loan to fix the interest rate at 6.90%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2023 and 2022, the Company recognized a net loss of approximately $1.2 million and a net gain of approximately $3.4 million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of December 31, 2023 and 2022 was an interest rate swap asset of approximately $0.8 million and $3.2 million, respectively, and an interest rate cap asset of $0.2 million at December 31, 2022. The interest rate cap asset and interest rate swap asset are included in Other assets, net on the consolidated balance sheets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of December 31, 2023, the Company was in compliance with all covenants under its debt agreements.

Note 8 - Commitments and Contingencies

Commitments

The Company has no outstanding commitments as of December 31, 2023.

Leases, as lessee

At the inception of a lease and over its term, the Company evaluates each lease to determine the proper lease classification. Certain of these leases provide the Company with the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, the Company has determined that they should be evaluated as lease arrangements. As of December 31, 2023, the Company was obligated under operating lease agreements consisting primarily of the Company’s office leases and equipment leases. The majority of the Company’s office leases contain provisions for specified annual increases over the rents of the prior year and are computed based on a specified annual increase over the prior year’s rent, generally 3.0%. The Company’s office leases have initial terms ranging from 2 to 51 years.

In accordance with the adoption of ASC 842, Leases, the Company recorded right-of-use assets (included in Other assets, net on the consolidated balance sheet) and related lease liabilities (included in Accounts payable and accrued expenses on the consolidated balance sheet) for these leases. As of December 31, 2023, the Company’s weighted average remaining lease term is approximately 14.5 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 6.5%. The Company has not recognized a right-of-use asset and lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

In calculating the right-of-use assets and related lease liabilities, the Company’s lease payments are typically discounted at its incremental borrowing rate because the interest rate implicit in the lease cannot be readily determined in the absence of key inputs which are typically not reported by the Company’s lessors. Judgment was used to estimate the secured borrowing rate associated with the Company’s leases and reflects the lease term specific to each lease.

The Company remeasures its lease liabilities monthly at the present value of the future lease payments using the discount rate determined at lease commencement. Rent expense relating to the operating leases, including straight-line rent, was approximately $0.4 million and $0.5 million, respectively, for the years ended December 31, 2023 and 2022, and is recorded in general and administrative in the statements of operations.

The Company’s future minimum lease payments for its operating leases recorded in accounts payable and accrued liabilities as of December 31, 2023 were as follows:

(in thousands)
For the year ending:
2024	$206
2025	314
2026	304
2027	274
2028	264
Thereafter	1,222
Total undiscounted future minimum lease payments	2,584
Discount	(1,063)
Operating lease liabilities	$1,521

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

Note 9 - Fortress Preferred Equity Investment

On November 22, 2022, the Company, the Operating Partnership and Broad Street Eagles JV LLC, a newly formed subsidiary of the Operating Partnership (the “Eagles Sub-OP”), entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). The Company consolidates the Eagles Sub-OP under the guidance set forth in ASC 810 “Consolidation.” The Company evaluated whether the Eagles Sub-OP met the criteria for classification as a VIE or, alternatively, as a voting interest entity and concluded that that the Eagles Sub-OP met the criteria of a VIE. The Company is considered to have a controlling financial interest in the Eagles Sub-OP because the Company determined that it is the primary beneficiary because it is most closely associated with the Eagles Sub-OP.

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. The subsidiaries of the Operating Partnership that indirectly own the following eight properties were not contributed to the Eagles Sub-OP in connection with the closing of the Preferred Equity Investment but are required to be contributed to the Eagles Sub-OP on or prior to the applicable outside dates: (i) Highlandtown, (ii) Spotswood and (iii) the six properties securing the Basis Term Loan (the “Portfolio Excluded Properties” and, collectively with Highlandtown and Spotswood the “Excluded Properties”). The outside dates for Highlandtown, the Portfolio Excluded Properties and Spotswood were originally May 6, 2023, June 30, 2023 and July 6, 2023, respectively. On May 5, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiary that owns Highlandtown. The Fortress Member has approved extensions of the Portfolio Excluded Properties outside date, which is currently April 30, 2024. With the approval of the Fortress Member, on June 30, 2023, the Company sold Spotswood and, on July 20, 2023, sold Dekalb, which was one of the Portfolio Excluded Properties. On September 29, 2023, October 31, 2023 and December 21, 2023, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that own Crestview, Coral Hills and West Broad, which were Portfolio Excluded Properties.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties are contributed to the Eagles Sub-OP, the Capitalized Preferred Return is increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of December 31, 2023, the Preferred

Return was 17.75% per annum, comprised of a 5% Current Preferred Return and a 12.75% Capitalized Preferred Return. As of December 31, 2023 and 2022, the Capitalized Preferred Return was approximately $11.3 million and $1.0 million, respectively, and is reflected within Redeemable noncontrolling Fortress preferred interest on the consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company recognized $4.3 million and $0.4 million, respectively, of Current Preferred Return and $10.3 million and $1.1 million, respectively, of Capitalized Preferred Return as a reduction to additional paid-in capital in the consolidated statements of equity.

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

In addition, the Company is required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $3.1 million as of December 31, 2023 and is reflected in cash and cash equivalents on the consolidated balance sheets.

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

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in these consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. As discussed above, the Preferred Equity Investment is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the Redemption Amount based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. The Company has evaluated the Preferred Equity Investment and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company recognized a gain of $0.5 million and a loss of $0.8 million, respectively, in derivative fair value adjustment in the consolidated statements of operations. The derivative liability was $0.7 million and $1.2 million at December 31, 2023 and 2022, respectively, and is reflected in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the years ended December 31, 2023 and 2022.

(thousands)	Preferred Equity Investment
Balance at December 31, 2021	$—
Investment in preferred equity	80,000
Financing costs	(5,589)
Discount on preferred equity	(1,689)
Bifurcation of embedded derivatives	(417)
Preferred equity return	1,392
Balance at December 31, 2022	73,697
Preferred equity return	14,641
Preferred equity payment	(4,297)
Preferred equity accretion	3,247
Balance at December 31, 2023	$87,288

Note 10 - Equity

Common Stock

On January 3, 2022, the Company issued 165,700 shares of common stock to its directors. On April 1, 2022, the Company issued 9,708 shares of common stock to certain of its directors in lieu of such directors’ cash retainers. Also, on April 1, 2022 and July 1, 2022, the Company issued 60,106 and 36,064 shares of common stock, respectively, in connection with the redemption of OP units.

On January 3, 2023, the Company issued 166,125 shares of common stock to its directors, which includes 16,125 shares of common stock issued to one of the Company’s directors in lieu of such director’s cash retainer. On April 3, 2023, July 3, 2023 and October 3, 2023, the Company issued 32,904, 25,500 and 9,348 shares of common stock, respectively, to certain of its directors in lieu of such directors’ cash retainers. On April 3, 2023, the Company issued 254,839 shares of common stock to Mr. Jacoby in lieu of cash payment of 50% of his bonus pursuant to the cash bonus plan approved by the compensation committee of the Company’s board of directors for the year ended December 31, 2022. The foregoing shares were issued under the Company's Amended and Restated 2020 Equity Incentive Plan (the “Plan”).

On October 23, 2023, the Company amended and restated its certificate of incorporation, which effected an increase to the Company's total number of authorized shares of common stock from 50,000,000 shares to 300,000,000 shares.

On January 2, 2024, the Company issued 11,945 shares of common stock to one of its directors in lieu of such director’s cash retainer.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of December 31, 2023 and 2022, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica upon completion of the Initial Mergers. The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of December 31, 2023, less than $0.1 million of Series A preferred dividends were undeclared.

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

Noncontrolling Interest

As of December 31, 2023 and 2022, the Company owned an 85.7% interest and a 85.3% interest, respectively, in the Operating Partnership. On November 23, 2022, the Operating Partnership issued 448,180 Common OP units and 1,842,917 Preferred OP units in connection with the acquisition of Midtown Row, as well as 573,529 Common OP units in connection with the Merger related to Lamar Station Plaza West. Commencing on the 12-month anniversary of the date on which the Common OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the Common OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Holders of Preferred OP units have the right to convert each Preferred OP unit into one Common OP unit, plus a cash payment for each Preferred OP unit so converted equal to (i) (A) the liquidation preference of the Preferred OP unit at such time, minus (B) $2.00 and (ii) all accrued and unpaid monthly distributions (to the extent not already added to the liquidation preference) (the “Conversion Liquidation Payment”). The liquidation preference means the sum of (i) $2.00 and (ii) the accrued Capitalized Preferred OP Unit Return (as defined below). On the date that the common stock is first listed on the New York Stock Exchange, the NYSE American or the Nasdaq Stock Market, each Preferred OP unit will automatically convert into one Common OP unit and the right to receive the Conversion Liquidation Payment. Pursuant to the amended Agreement of Limited Partnership of the Operating Partnership, a portion of the return on the Preferred OP units will be paid in cash (the “Current Preferred OP Unit Return”) and a portion of the return will accrue on and be added to the liquidation preference of the Preferred OP units each month (the “Capitalized Preferred OP Unit Return” and, together with the Current Preferred OP Unit Return, the "Preferred OP Unit Return"). The initial Preferred OP Unit Return was 12% per annum, comprised of a 5% Current Preferred OP Unit Return and a 7% Capitalized Preferred OP Unit Return. The Capitalized Preferred OP Unit Return increases each year by 1%. After November 23, 2027, the Preferred OP Unit Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. As of December 31, 2023, the Preferred OP Unit Return was 13% per annum, comprised of a 5% Current Preferred OP Unit Return and an 8% Capitalized Preferred OP Unit Return. The Preferred OP units have no voting rights.

On April 1, 2022 and July 1, 2022, the Company issued 60,106 and 36,064 shares of common stock, respectively, in connection with the redemption of Common OP units.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of December 31, 2023, there were 404,876 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the years ended December 31, 2023 and 2022.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2021	237,621	$1.26
Granted	138,262	2.20
Vested	(194,457)	1.00
Forfeited	(21,987)	2.35
Outstanding as of December 31, 2022	159,439	1.62
Granted	697,393	0.78
Vested	(59,607)	2.25
Forfeited	(21,856)	1.60
Outstanding as of December 31, 2023	775,369	$0.99

Of the restricted shares that vested during 2023 and 2022, 4,126 and 4,307 shares, respectively, were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for the year ended December 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively, and was included in general and administrative expenses on the consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of December 31, 2023 was approximately $0.4 million and will be recognized over a weighted-average period of 0.9 years.

On April 1, 2022, the Company granted 138,262 restricted shares of common stock to certain employees, which vest ratably on January 1, 2023, January 1, 2024, and January 1, 2025, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

On April 3, 2023, the Company granted 419,618 restricted shares of common stock to certain employees, which vest ratably on January 1, 2024, January 1, 2025, and January 1, 2026, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

On December 7, 2023, the Company granted 277,775 restricted shares of common stock to its directors, which will vest on October 23, 2024. The total value of these awards is calculated to be approximately $0.3 million.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee's resignation. The remaining unrecognized costs from RSU awards as of December 31, 2023 was approximately $2.0 million and will be recognized over 2.0 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the years ended December 31, 2023 and 2022, are presented in the table below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2021	70,000	$7.71	$—	1.76	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(60,000)	(8.00)	—	—	—
Balance at December 31, 2022	10,000	$6.00	$—	0.45	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(10,000)	(6.00)	—	—	—
Balance at December 31, 2023	—	$—	$—	—	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 10,000 options at December 31, 2022 were fully vested at grant date. The exercise price of the outstanding options exceeded the closing price of the Company’s common stock at December 31, 2022. The intrinsic value is not material. There were no outstanding options at December 31, 2023.

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

On November 22, 2022, the Company issued to the Fortress Member warrants to purchase 2,560,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments (the “Fortress Warrants”). The Fortress Warrants may be exercised on a cashless basis. The Fortress Warrants will automatically be deemed exercised in full on a cashless basis upon the occurrence of a Qualified Public Offering. The fair value of these warrant liabilities are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate of the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 10 years. The fair value of the Fortress Warrants is allocated to Redeemable noncontrolling Fortress preferred interest and the Fortress Mezzanine Loan on a relative fair market basis.

The table below provides the input that was used in the Black-Scholes model at November 22, 2022:

November 22, 2022
Expected dividend yield	—
Risk-free interest rate	3.8%
Expected volatility	69.3%
Expected Life	10.0

On November 23, 2022, the Company issued to Lamont Street warrants to purchase 500,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments (the “2022 Lamont Warrants”). The 2022 Lamont Warrants may be exercised on a cashless basis. The fair value of these warrant liabilities are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate of the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 5 years. The fair value of the 2022 Lamont Warrants is included as part of the purchase price for Lamar Station Plaza West and allocated on a relative fair market basis among the assets.

The table below provides the input that was used in the Black-Scholes model at November 23, 2022:

November 23, 2022
Expected dividend yield	—
Risk-free interest rate	3.9%
Expected volatility	87.7%
Expected Life	5.0

Note 11 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the years ended December 31, 2023 and 2022 by type of service:

		Year Ended December 31,
(in thousands)	Topic 606 Revenue Recognition	2023	2022
Topic 606 Revenues
Leasing commissions	Point in time	$2,601	$1,767
Property and asset management fees	Over time	142	299
Sales commissions	Point in time	296	756
Development fees	Over time	42	—
Engineering services	Over time	60	178
Topic 606 Revenue		3,141	3,000
Out of Scope of Topic 606 revenue
Rental income		38,990	29,871
Sublease income		38	80
Total Out of Scope of Topic 606 revenue		39,028	29,951
Total Revenue		$42,169	$32,951

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of December 31, 2023 are as follows:

(in thousands)
For the year ending December 31:
2024	$29,322
2025	24,632
2026	17,138
2027	14,755
2028	11,982
Thereafter	37,271
Total	$135,100

Note 12 – Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2023 and 2022.

(dollars in thousands)	Number of Properties at December 31,		Gross Real Estate Assets at December 31,		Percentage of Total Gross Real Estate Assets at December 31,		Rental income for the year ended December 31,
Location	2023	2022	2023	2022	2023	2022	2023	2022
Maryland	6	6	$102,723	$100,335	27.5%	24.5%	$12,486	$12,896
Virginia (1)	5	6	198,680	210,641	53.1%	51.4%	16,243	8,614
Pennsylvania (2)	—	1	—	27,201	0.0%	6.6%	1,501	2,325
Washington D.C.	1	1	8,422	8,422	2.3%	2.0%	594	706
Colorado	3	3	64,110	63,503	17.1%	15.5%	8,166	5,330
	15	17	$373,935	$410,102	100.0%	100.0%	$38,990	$29,871
(1)
Rental income includes Spotswood Valley Square Shopping Center, which was sold on June 30, 2023 and had rental income of $1.2 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Note 13 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the provisions of the 401(k) Plan, the Company may make discretionary contributions on behalf of the eligible employees. The Company made contributions to the 401(k) Plan of approximately $0.1 million for each of the years ended December 31, 2023 and 2022.

Note 14 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the year ended December 31, 2023 and 2022 was approximately 7.0 million and 4.4 million, respectively.

The following table sets forth the computation of earnings per common share for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net loss	$(7,017)	$(16,273)
Less: Preferred equity return on Fortress preferred equity	(14,641)	(1,492)
Less: Preferred equity accretion to redemption value	(3,247)	—
Less: Preferred OP units return	(483)	(48)
Plus: Net loss attributable to noncontrolling interest	3,924	2,522
Net loss attributable to common stockholders	$(21,464)	$(15,291)
Denominator
Basic weighted-average common shares	35,608	32,379
Dilutive potential common shares	—	—
Diluted weighted-average common shares	35,608	32,379

Net loss per common share- basic and diluted	$(0.60)	$(0.47)

Note 15 - Fair Value of Financial Instruments

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
•
Level 2 — The valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or derived from a model in which significant inputs or significant value drivers are observable in active markets.
•
Level 3 — The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar methodologies, which incorporate management's own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

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

		Fair Value Measurements
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$796	$—	$796	$—

Liabilities:
Derivative instruments (1)	$668	$—	$668	$—
Fortress Mezzanine Loan	16,187	—	16,187	—
(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$3,426	$—	$3,426	$—

Liabilities:
Derivative instruments (1)	$1,208	$—	$1,208	$—
Fortress Mezzanine Loan	17,895	—	17,895	—
(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the consolidated balance sheets.

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

	At December 31, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,779	$9,779	$—	$—
Restricted cash	4,018	4,018	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$61,056	$—	$61,056	$—
Mortgage and other indebtedness, net - fixed rate	155,844	—	159,065	—

	At December 31, 2022
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,356	$12,356	$—	$—
Restricted cash	4,675	4,675	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$111,380	$—	$111,380	$—
Mortgage and other indebtedness, net - fixed rate	140,199	—	139,447	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2023 and 2022 due to the short-term nature of these instruments (Level 1).

At December 31, 2023 and 2022, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates as of December 31, 2023 and 2022 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of December 31, 2023 and 2022 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 16- Taxes

The income tax benefit consisted of the following for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Current:
Federal	$251	$—
State	89	—
Total current tax expense	340	—
Deferred:
Federal	$(2,853)	$(4,214)
State	(1,115)	(1,643)
Total deferred tax benefit	(3,968)	(5,857)
Total income tax benefit	$(3,628)	$(5,857)

The Company’s effective income tax rate for the years ended December 31, 2023 and 2022 reconciles with the federal statutory rate as follows:

	For the Year Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
Permanent items	(0.2)%	0.0%
State income taxes, net of federal tax benefit	5.4%	6.0%
Change in valuation allowance	(12.0)%	—
Other	—	(1.0)%
Rate change	0.3%	—
Prior year adjustment	—	1.7%
Effective income tax rate on income before taxes	14.5%	27.7%

The difference between the Company’s effective tax rate and federal statutory rate for the years ended December 31, 2023 and 2022 is (6.5)% and 6.7%, respectively, which is primarily due to the change in valuation allowance, state taxes and permanent items.

Deferred income tax assets (liabilities) are comprised of the following as of December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets
NOL carryforwards	$5,197	$6,646
Valuation allowance	(3,001)	—
Equity compensation	678	461
Other	5	3
Total deferred tax assets	$2,879	$7,110
Deferred tax liabilities
Investment in the Operating Partnership	$(2,879)	$(11,078)
Total deferred tax liabilities	$(2,879)	$(11,078)
Net deferred tax assets (liabilities)	$—	$(3,968)

At December 31, 2023 and 2022, the Company had pre-tax federal and state income tax NOL carryforwards of approximately $19.6 million and $24.6 million, respectively, which will carry forward indefinitely for federal purposes and for most states. As of December 31, 2023, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the year ended December 31, 2023, the Company recorded a valuation allowance of $3.0 million against the deferred tax assets.

The Company had no uncertain tax positions as of December 31, 2023 and 2022. Generally, for federal and state purposes, the Company's 2020 through 2023 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the Internal Revenue Service. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of income tax expense.

Note 17 – Related Party Transactions

Receivables and Payables

As of December 31, 2023 and 2022, the Company had $1.1 million and $1.2 million, respectively, in receivables due from related parties, included in Other assets, net on the consolidated balance sheets. The amounts at December 31, 2023 and 2022 relate to the Merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of December 31, 2023 and 2022, the Company had approximately $0.1 million and less than $0.1 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheets. On October 6, 2022, the entity that owned Lamar Station Plaza West, a property managed by the Company and acquired in November 2022, advanced the Company $1.1 million for deposits related to the Company’s financing in November 2022. Such amount is eliminated in consolidation.

Approximately $0.4 million of the Company’s total revenue for the year ended December 31, 2022 was generated from related parties. No income was generated from related parties for the year ended December 31, 2023. Additionally, approximately $0.1 million of the Company’s accounts receivable, net balance at December 31, 2022 was owed from related parties. There were no accounts receivable owed from related parties at December 31, 2023.

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

Management Fees

During the year ended December 31, 2022, the Company provided management services for Lamar Station Plaza West, which was acquired during 2022 in the remaining Merger, and the Cypress Point property. The Company received a management fee ranging from 3.0% to 4.0% of such properties’ gross income. Messrs. Jacoby, Yockey and Topchy had interests in the entity that owned Lamar Station Plaza West. Messrs. Jacoby, Yockey, Topchy and Neal had interests in the entity that owned the Cypress Point property. In the third quarter of 2022, the Company terminated the merger agreement related to the Cypress Point property due to the performance of the property.

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

Tax Protection Agreements

On December 27, 2019 the Company and the Operating Partnership entered into tax protection agreements (the “Initial Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in certain of the Initial Mergers. On April 4, 2023, the Company and the Operating Partnership entered into a tax protection agreement (together with the Initial Tax Protection Agreements, the “Tax Protection Agreements”), with each of the prior investors in BSV Lamont

Investors LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in the Merger whereby the Company acquired Lamar Station Plaza West. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the applicable Merger, the Company and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello, Vista Shops at Golden Mile and Lamar Station Plaza West (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the applicable Merger, the Company and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Code.

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

Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the years ended December 31, 2023 and 2022, the Company paid approximately $0.3 million and $0.4 million, respectively, in legal fees to Shulman Rogers LLP, which is reflected in general and administrative in the consolidated statements of operations.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

				Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Property Name	Location	Property Type	Encumbrances (1)	Land	Building and improvements, intangible lease assets and liabilities and furniture and equipment	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements, intangible lease assets and liabilities, construction in progress, furniture and equipment	Total (2)	Accumulated Depreciation and Amortization (2) (3)	Date of Construction/ Renovation	Date Acquired
Avondale Shops	Washington, D.C.	Shopping Center	$2,868	$1,776	$6,593	$53	$1,776	$6,646	$8,422	$(1,183)	2010	2019
Brookhill Azalea Shopping Center	Richmond, VA	Shopping Center	9,198	1,344	15,554	1,392	1,344	16,946	18,290	(3,521)	2012	2019
Coral Hills Shopping Center	Capitol Heights, MD	Shopping Center	12,560	2,186	14,317	177	2,186	14,494	16,680	(3,978)	2012	2019
Crestview Square Shopping Center	Landover Hills, MD	Shopping Center	11,947	2,853	15,717	129	2,853	15,846	18,699	(4,108)	2012	2019
Hollinswood Shopping Center	Baltimore, MD	Shopping Center	12,436	5,907	15,050	3,630	5,907	18,680	24,587	(4,179)	2020	2019
Midtown Colonial (4)	Williamsburg, VA	Shopping Center	4,440	3,963	10,014	3,607	3,963	13,621	17,584	(2,108)	2018	2019
Midtown Lamonticello (4)	Williamsburg, VA	Shopping Center	4,051	3,108	12,659	280	3,108	12,939	16,047	(1,854)	2019	2019
Vista Shops at Golden Mile	Frederick, MD	Shopping Center	11,252	4,342	10,219	460	4,342	10,679	15,021	(3,308)	2009	2019
West Broad Commons Shopping Center	Richmond, VA	Shopping Center	11,712	1,324	18,180	439	1,324	18,619	19,943	(3,886)	2017	2019
Lamar Station Plaza East	Lakewood, CO	Shopping Center	—	1,826	3,183	2,650	2,904	5,833	8,737	(1,587)	1984	2020
Cromwell Field Shopping Center	Glen Burnie, MD	Shopping Center	10,597	2,256	15,618	2,413	2,256	18,031	20,287	(3,631)	2020	2021
Highlandtown Village Shopping Center	Baltimore, MD	Shopping Center	8,712	2,998	4,341	111	2,998	4,452	7,450	(2,112)	1987	2021
The Shops at Greenwood Village	Greenwood Village, CO	Shopping Center	22,218	3,170	27,560	809	3,242	28,369	31,611	(6,182)	2019	2021
Lamar Station Plaza West	Lakewood, CO	Shopping Center	18,927	8,774	13,996	993	8,773	14,989	23,762	(1,963)	2016	2022
Midtown Row	Williamsburg, VA	Mixed-Use	92,169	7,960	116,778	2,077	7,960	118,855	126,815	(5,777)	2021	2022
Total			$233,087	$53,787	$299,779	$19,220	$54,936	$318,999	$373,935	$(49,377)

(1)
Includes fair market value of debt adjustments and debt discount, net
(2)
The changes in total real estate and accumulated depreciation and amortization for the years ended December 31, 2023 and 2022 is as follows:

	For the year ended December 31,
(in thousands)	2023	2022
Cost
Balance at beginning of period	$410,102	$253,125
Acquisitions	—	149,956
Dispositions and write off	(44,774)	—
Capitalized costs	8,607	7,021
Balance at end of period	$373,935	$410,102

Accumulated depreciation and amortization
Balance at beginning of period	$38,608	$21,620
Depreciation and amortization	18,967	16,988
Dispositions and write off	(8,198)	—
Balance at end of period	$49,377	$38,608

The unaudited aggregate tax value of real estate assets for federal income tax purposes as of December 31, 2023 is estimated to be $269.6 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management determined that our internal controls over financial reporting are effective as of December 31, 2023.

Remediation of Prior Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously discussed in Item 9A “Controls and Procedures” of our Annual Reports on Form 10-K for the years ended December 31, 2019 through 2022 and Item 4 “Controls and Procedures” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 during the years ended December 31, 2020 through 2023, we did not maintain appropriately designed entity‑level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements in a timely manner. The deficiencies were attributed to (i) a lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (ii) insufficient appropriate evidence to support the execution of our control activities, (iii) insufficient review of the completeness and accuracy of information used in the operation of our control activities across substantially all financial statement areas, including key assumptions used in determining significant estimates, (iv) ineffective identification and assessment of risks impacting internal control over financial reporting, and (v) ineffective evaluation and determination as to whether the components of internal control were present and functioning. These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment: (i) we did not design and implement general information technology controls in the areas of user access, program change management, and segregation of duties within systems supporting substantially all the Company's business processes; (ii) we did not maintain effective controls over the review of manual journal entries; (iii) we did not design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosures, including asset acquisitions; (iv) we did not design and implement controls over the completeness and accuracy over commissions revenue and lease classifications, including accuracy and valuation of rental revenue; and (v) we did not design and implement controls over the review and approval of related party transactions.

During the years ended December 31, 2020 through 2023, management conducted a remediation plan to address our material weaknesses, which included the following remediation efforts: (i) hiring additional internal resources, including a Vice President of Finance and Reporting; (ii) engaging outside consultants to assist with various accounting and financial reporting matters; and (iii) retaining the services of external information technology resources.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts for our material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

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

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 24, 2023)

3.2	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 24, 2023)

4.1*	Description of Securities of Broad Street Realty, Inc.

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

Employment Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, a Delaware limited partnership and Alexander Topchy. (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.3

Form of Indemnification Agreement by and among Broad Street Realty, Inc. and the executive officers and directors listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2023)

10.4

Representation Warranty and Indemnification Agreement, dated May 28, 2019, by and among, Michael Z. Jacoby, Thomas M. Yockey, MedAmerica Properties Inc. and Broad Street Operating Partnership, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2019)

10.5

Amended and Restated Loan Agreement, dated as of June 29, 2022, by and among BSV Colonial Owner LLC, BSV Lamonticello Owner LLC, BSV Dekalb LLC, BSV Crestview Square LLC, BSV Coral Hills LLC and BSV West Broad Commons LLC, collectively as borrower, and Big Real Estate Finance I, LLC, as lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2022)

10.6

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.7

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement and any substitute or additional Protected Partners in accordance with the terms of the Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.8

Tax Protection Agreement, dated as of December 27, 2019, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP, Initial Protected Partners listed on Schedule 1 of the Agreement and any substitute or additional Protected Partners in accordance with the terms of the Agreement. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 27, 2019)

10.9 †	Broad Street Realty, Inc. Amended and Restated 2020 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2021)

10.10	Agreement of Limited Partnership of Broad Street Realty, LP (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on December 22, 2020)

10.11	Amendment to Basis Loan Agreement dated June 16, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 19, 2020)

10.12†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on April 15, 2021)

10.13†	Form of Restricted Stock Agreement for Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed on May 17, 2021)

10.14	Second Amendment to Basis Loan Agreement, dated May 10, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021)

10.15†	Form of Performance Award of Stock Units Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 21, 2021)

10.16

Preferred Equity Investment Agreement, dated November 22, 2022, by and between Broad Street Operating Partnership, LP, Broad Street Eagles JV LLC and CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 25, 2022)

10.17

Amended and Restated Limited Liability Company Agreement of Broad Street Eagles JV LLC, dated November 22, 2022, by and between Broad Street Operating Partnership, LP, CF Flyer PE Investor LLC and the Independent Manager (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.18

Governance Agreement, dated November 22, 2022, by and between Broad Street Realty, Inc., CF Flyer PE Investor LLC and the other parties named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.19

Cash Flow Pledge Agreement, dated November 22, 2022, by Broad Street Operating Partnership, LP in favor of CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.20

Registration Rights Agreement, dated November 22, 2022, by and between Broad Street Realty, Inc. and CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.21

Amendment No. 1 to the Agreement of Limited Partnership of Broad Street Operating Partnership, LP, dated November 22, 2022 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.22

Loan Agreement, dated November 22, 2022, by and between American General Life Insurance Company and The Variable Annuity Life Insurance Company, as lender, and BSR Midtown Current LLC, as borrower (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.23

Mezzanine Loan Agreement, dated November 22, 2022, by and between CF Flyer Mezz Lender LLC, as lender, and BSR Midtown Current Parent LLC, as borrower (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.24

Tax Protection Agreement, dated as of April 4, 2023, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP and the Initial Protected Partners listed on Schedule 1 of the Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2023)

10.25

First Amendment to Amended and Restated Limited Company Agreement of Broad Street Eagles JV LLC, dated June 28, 2023, by and between CF Flyer PE Investor LLC and Broad Street Operating Partnership, LP (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2023)

21.1*	Subsidiaries of Registrant

23.1*	Consent of BDO USA, P.C. Independent Public Accounting Firm

23.2*	Consent of Cherry Bekaert LLP, Independent Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROAD STREET REALTY, INC.

Date:	April 1, 2024	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 1, 2024	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date:	April 1, 2024	By:	/s/ ALEXANDER TOPCHY
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date:	April 1, 2024	By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Director

Date:	April 1, 2024	By:	/s/ DANIEL J.W. NEAL
Daniel J.W. Neal
Director

Date	April 1, 2024	By:	/s/ NOAH SHORE
Noah Shore
Director

Date:	April 1, 2024	By:	/s/ SAMUEL M. SPIRITOS
Samuel M. Spiritos
Director

Date	April 1, 2024	By:	/s/ JEFFERY C. WALRAVEN
Jeffery C. Walraven
Director

Date:	April 1, 2024	By:	/s/ THOMAS M. YOCKEY
Thomas M. Yockey
Director