Form 10-Q
period 2024-03-31
Broad Street Realty, Inc.
filed 2024-05-15
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 34,325,565 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
		(audited)
Assets
Real estate properties
Land	$54,936	$54,936
Building and improvements	284,660	281,598
Intangible lease assets	33,261	33,374
Construction in progress	3,324	5,462
Furniture and equipment	1,733	1,711
Less accumulated depreciation and amortization	(55,617)	(51,890)
Total real estate properties, net	322,297	325,191

Cash and cash equivalents	14,631	9,779
Restricted cash	2,650	4,018
Straight-line rent receivable	3,480	3,090
Tenant and accounts receivable, net of allowance of $328 and $194, respectively	1,825	1,918
Derivative assets	1,210	796
Other assets, net	5,964	6,327
Total Assets	$352,057	$351,119

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $13,435 and $16,187, respectively, at fair value under the fair value option)	$234,272	$231,049
Accounts payable and accrued liabilities	15,476	15,457
Unamortized intangible lease liabilities, net	552	633
Payables due to related parties	31	63
Deferred revenue	651	827
Total liabilities	250,982	248,029

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	90,536	87,288

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 33,401,959 and 33,417,101 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	334	334
Additional paid in capital	50,982	55,186
Accumulated deficit	(37,486)	(36,387)
Accumulated other comprehensive income	1,287	547
Total Broad Street Realty, Inc. stockholders' equity	15,117	19,680
Noncontrolling interest	(4,578)	(3,878)
Total permanent equity	10,539	15,802
Total Liabilities, Temporary Equity and Permanent Equity	$352,057	$351,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$9,511	$10,208
Commissions	502	856
Management fees and other income	58	68
Total revenues	10,071	11,132
Operating Expenses
Cost of services	421	556
Property operating	3,006	3,061
Depreciation and amortization	3,819	5,568
Impairment of real estate assets	110	—
Bad debt expense	142	42
General and administrative	3,480	3,530
Total operating expenses	10,978	12,757
Operating loss	(907)	(1,625)

Other income (expense)
Interest and other income	217	13
Derivative fair value adjustment	889	(179)
Net gain on fair value change of debt held under the fair value option	2,343	3,235
Interest expense	(4,333)	(4,781)
Loss on extinguishment of debt	(7)	—
Other expense	(6)	(6)
Total other expense	(897)	(1,718)
Net loss before income taxes	(1,804)	(3,343)
Income tax (expense) benefit	(134)	1,683
Net loss	$(1,938)	$(1,660)
Less: Preferred equity return on Fortress preferred equity	(3,022)	(3,427)
Less: Preferred equity accretion to redemption value	(1,379)	(415)
Less: Preferred OP units return	(139)	(112)
Plus: Net loss attributable to noncontrolling interest	839	1,014
Net loss attributable to common stockholders	$(5,639)	$(4,600)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.16)	$(0.13)

Weighted average shares outstanding
Basic and diluted	35,875,326	35,374,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(1,938)	$(1,660)
Other comprehensive income:
Change in fair value due to credit risk on debt held under the fair value option	740	1,732
Total other comprehensive income	740	1,732
Comprehensive (loss) income	$(1,198)	$72

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

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Continued)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2023	500	$—	33,417,101	$334	$55,186	$(36,387)	$547	$(3,878)	$15,802
Shares surrendered for taxes upon vesting	—	—	(27,087)	—	(24)	—	—	—	(24)
Stock-based compensation	—	—	11,945	—	360	—	—	—	360
Preferred equity return on preferred equity investment	—	—	—	—	(3,022)	—	—	—	(3,022)
Preferred equity accretion	—	—	—	—	(1,379)	—	—	—	(1,379)
Preferred OP Units return	—	—	—	—	(139)	—	—	139	—
Other comprehensive income	—	—	—	—	—	—	740	—	740
Net loss	—	—	—	—	—	(1,099)	—	(839)	(1,938)
Balance at March 31, 2024	500	—	33,401,959	334	50,982	(37,486)	1,287	(4,578)	10,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,938)	$(1,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	—	(1,683)
Depreciation and amortization	3,819	5,568
Amortization of deferred financing costs and debt discounts	193	279
Amortization of above and below market lease intangibles, net	81	48
Minimum multiple on preferred interests	—	(77)
Loss on extinguishment of debt	7	—
Impairment of real estate assets	110	—
Straight-line rent revenue	(352)	(446)
Straight-line rent expense	66	(9)
Stock-based compensation	360	214
Change in fair value of derivatives	(889)	179
Change in fair value of debt held under the fair value option	(2,343)	(3,235)
Bad debt expense	142	42
Write-off related party receivables	4	—
Changes in operating assets and liabilities
Accounts receivable	(49)	(94)
Other assets	262	560
Accounts payable and accrued liabilities	2,031	(584)
Payables due to related parties	(32)	10
Deferred revenues	(176)	276
Net cash from operating activities	1,296	(612)
Cash flows from investing activities
Capitalized pre-acquisition costs, net of refunds	5	—
Insurance proceeds	516	—
Capital expenditures for real estate	(2,806)	(1,086)
Net cash from investing activities	(2,285)	(1,086)
Cash flows from financing activities
Borrowings under debt agreements	17,869	—
Repayments under debt agreements	(11,706)	(459)
Preferred equity return on preferred equity investment	(1,153)	(1,014)
Capitalized pre-refinancing costs	(125)	(8)
Taxes remitted upon vesting of restricted stock	(24)	(6)
Debt origination and discount fees	(388)	—
Net cash from financing activities	4,473	(1,487)
Increase (decrease) in cash, cash equivalents, and restricted cash	3,484	(3,185)
Cash, cash equivalents and restricted cash at beginning of period	13,797	17,031
Cash, cash equivalents and restricted cash at end of period	$17,281	$13,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$14,631	$8,496
Restricted cash	2,650	5,350
Cash, cash equivalents and restricted cash at end of period	$17,281	$13,846
Supplemental Cash Flow Information
Interest paid	$3,773	$4,135
Taxes paid, net of refunds	$8	$—

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	$(1,860)	$(2,404)
Accrued Current Preferred Return	$(399)	$(356)
Capitalized interest on Mezzanine loan	$(331)	$—
Accrued capital expenditures for real estate	$148	$643

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

March 31, 2024

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2024, the Company had gross real estate assets of $374.8 million (gross real estate properties less gross real estate intangibles liabilities) in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2024, the Company owned 85.7% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

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

Specifically, as of March 31, 2024, the Company had two mortgage loans with a combined principal balance outstanding of approximately $21.6 million that mature within twelve months of the date that these condensed consolidated financial statements are issued. The Company is seeking to refinance these loans prior to maturity in December 2024 and January 2025. Management is in discussions with the current lenders as well as various other lenders to extend or refinance these two mortgage loans prior to maturity. Although the Company has a history of demonstrating its ability to successfully refinance its loans as they come due, there can be no assurances that the Company will be successful in its efforts to refinance the loans on favorable terms or at all. While it is not the Company's current plan, the Company also has the option to sell properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If the Company is ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, the Company would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

In addition, as of March 31, 2024, the Basis Term Loan (as defined below) had an outstanding principal balance of $8.5 million and had a maturity date of July 1, 2024. On April 30, 2024, the Company received a loan secured by the properties that were collateral for the Basis Term Loan and paid off the Basis Term Loan with proceeds from the new mortgage loan.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of March 31, 2024.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reports. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The unaudited condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on April 1, 2024.

The interim condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on April 1, 2024. During the three months ended March 31, 2024, there were no material changes to these policies.

Change in Presentation

The Company has made certain reclassifications to prior period financial statements in order to enhance the comparability with current period condensed consolidated financial statements. These reclassifications had no effect on net loss or cash flows from operations.

Accounting Guidance

Adoption of Accounting Standards

There were no adopted pronouncements during the three months ended March 31, 2024 that impacted the Company.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires entities to provide disclosures of significant segment expenses and other significant segment items, as well as provide in interim periods all disclosures about a reportable segments' profit or loss and assets that are currently required annually. Additionally, entities with a single reportable segment have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures. The ASU is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this guidance.

Note 3 – Real Estate

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2024, which includes rental income for the three months ended March 31, 2024 and 2023.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2024	March 31, 2024	March 31, 2024	2024	2023
Maryland	6	$102,282	27.3%	$3,074	$3,150
Virginia (1)	5	198,900	53.1%	3,965	4,222
Pennsylvania (2)	―	—	—	—	683
Washington D.C.	1	8,422	2.2%	183	182
Colorado	3	65,164	17.4%	2,289	1,971
	15	$374,768	100.0%	$9,511	$10,208

(1)
Rental income includes Spotswood Valley Square Shopping Center, which was sold on June 30, 2023 and had rental income of $0.6 million for the three months ended March 31, 2023.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Assets:
Above-market leases	$4,153	$4,153
Above-market leases accumulated amortization	(2,631)	(2,469)
In-place leases	29,108	29,221
In-place leases accumulated amortization	(20,860)	(20,094)
Total real estate intangible assets, net	$9,770	$10,811

Liabilities
Below-market leases	$3,146	$3,146
Below-market leases accumulated amortization	(2,594)	(2,513)
Total real estate intangible liabilities, net	$552	$633

For the three months ended March 31, 2024 and 2023, the Company recognized amortization related to in-place leases of approximately $0.9 million and $2.3 million, respectively, and net amortization related to above-market leases and below-market leases for the three months ended March 31, 2024 and 2023 of approximately $0.1 million in its condensed consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of March 31, 2024:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2024	$1,980	$396	$(202)	$2,174
2025	2,069	449	(161)	2,357
2026	1,479	253	(91)	1,641
2027	962	167	(47)	1,082
2028	520	112	(26)	606
2029	390	80	(14)	456
Thereafter	848	65	(11)	902
Total	$8,248	$1,522	$(552)	$9,218

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 5 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 are detailed in the table below:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid assets and deposits	$952	$1,380
Leasing commission costs and incentives, net	2,256	2,141
Right-of-use assets, net	1,423	1,494
Pre-acquisition costs	126	6
Other receivables, net	20	35
Corporate property, net	64	144
Receivables from related parties	1,123	1,127
Total assets	$5,964	$6,327

Receivables due from related parties as of March 31, 2024 and December 31, 2023 are described further in Note 15 “Related Party Transactions.”

Note 6 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 are detailed in the table below:

(in thousands)	March 31, 2024	December 31, 2023
Trade payable	$2,459	$2,372
Security deposit	2,384	2,340
Real estate tax payable	1,283	1,222
Interest payable	1,250	1,213
Derivative liability	193	668
Lease payable	1,516	1,521
Income tax payable	458	340
Other (1)	5,933	5,781
Accounts payable and accrued liabilities	$15,476	$15,457

(1)
Primarily includes accrued expenses relating to payroll related items, cost of services, property operating expenses, professional fees, amounts due to tenants for lease inducements and construction in progress.

Note 7 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at March 31, 2024 and December 31, 2023:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	March 31, 2024		December 31, 2023
Basis Term Loan (net of discount of $0 and $21, respectively)	July 1, 2024	Floating (2)	8.62%	$8,512	(3)	$8,491	(3)
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (4)	4.06%	12,354		12,437
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,838		2,868
Vista Shops at Golden Mile Loan (net of discount of $101 and $9, respectively) (5)	February 8, 2029	Fixed	6.90%	16,049		11,252
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.08%	9,197		9,198
Crestview Shopping Center Loan (net of discount of $48 and $53, respectively)	September 29, 2026	Fixed	7.83%	11,952		11,947
Lamar Station Plaza West Loan (net of discount of $90 and $73, respectively)	December 10, 2027	Fixed	5.67%	18,817		18,927
Highlandtown Village Shopping Center Loan (net of discount of $36 and $38, respectively)	May 10, 2028	SOFR + 2.5% (6)	6.085%	8,714		8,712
Cromwell Field Shopping Center Loan (net of discount of $56 and $60, respectively)	December 22, 2027	Fixed	6.71%	12,320		10,597
Midtown Row Loan (net of discount of $18 and $19, respectively)	December 1, 2027	Fixed	6.48%	75,982		75,981
Midtown Row/Fortress Mezzanine Loan (7)	December 1, 2027	Fixed	13.00% (8)	13,435		16,187
Coral Hills Shopping Center Loan (net of discount of $184 and $189, respectively)	October 31, 2033	Fixed	6.95%	12,517		12,560
West Broad Shopping Center Loan (net of discount of $86 and $88, respectively)	December 21, 2033	Fixed	7.00%	11,671		11,712
The Shops at Greenwood Village (net of discount of $76 and $80, respectively)	October 10, 2028	SOFR + 2.85% (9)	5.85%	22,075		22,218
				$236,433		$233,087
Unamortized deferred financing costs, net				(2,161)		(2,038)
Total Mortgage and Other Indebtedness				$234,272		$231,049

(1)
Interest rates are as of March 31, 2024.
(2)
The interest rate for the Basis Term Loan was the greater of (i) the Secured Overnight Financing Rate (“SOFR”) plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement to cap the SOFR interest rate at 4.65% effective January 1, 2023, which replaced the existing interest rate cap agreement that capped the SOFR interest rate at 3.5%.
(3)
The outstanding balance includes less than $0.1 million of exit fees at each of March 31, 2024 and December 31, 2023. On April 30, 2024, the Company paid off the outstanding principal balance on the Basis Term Loan with a portion of the proceeds of a new loan secured by the properties that were collateral for the Basis Term Loan.

(4)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 4.06%.
(5)
On February 8, 2024, the Company refinanced the Vista Shops at Golden Mile Loan to extend the maturity date to February 8, 2029 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.90%.
(6)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 6.085%.
(7)
The outstanding balance reflects the fair value of the debt.
(8)
A portion of the interest on this loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%.
(9)
On May 1, 2023, the Company terminated this loan’s prior interest rate swap and entered into a new interest rate swap agreement to fix the interest rate at 5.85%.

Basis Term Loan

In December 2019, six of the Company’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC (“Basis”), as lender (the “Basis Lender”), entered into a loan agreement (the “Basis Loan Agreement”) pursuant to which the Basis Lender made a senior secured term loan of up to $66.9 million (the “Basis Term Loan”) to the Borrowers. Pursuant to the Basis Loan Agreement, the Basis Term Loan was originally secured by mortgages on the following properties: Coral Hills, Crestview, Dekalb, Midtown Colonial, Midtown Lamonticello and West Broad. As of March 31, 2024, the Basis Term Loan was secured by Midtown Colonial and Midtown Lamonticello. The Basis Term Loan initial maturity was January 1, 2023, subject to two one-year extension options, subject to certain conditions. On November 22, 2022, the Company exercised one of the one-year extension options and the maturity date was extended to January 1, 2024. On December 6, 2023, the Company exercised the remaining extension option and the maturity date was extended to July 1, 2024.

The Basis Loan Agreement was amended and restated on June 29, 2022 to replace LIBOR with SOFR. The Basis Term Loan bore interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. The Borrowers entered into an interest rate cap agreement that effectively capped the prior-LIBOR rate at 3.50% per annum. On August 1, 2022, the interest rate cap agreement was modified to cap the SOFR rate at 3.50% per annum. The interest rate cap expired on January 1, 2023. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, to cap the SOFR interest rate at 4.65%.

As of March 31, 2024, the interest rate of the Basis Term Loan was 8.62% and the outstanding principal balance was $8.5 million. On April 30, 2024, the Company received a loan secured by Midtown Colonial and Midtown Lamonticello and paid off the Basis Term Loan in full with a portion of the proceeds from the new mortgage loan.

The Company was in compliance with the Basis Loan Agreement's debt service coverage calculation for the twelve months ended March 31, 2024.

Mortgage Indebtedness

In addition to the indebtedness described above, as of March 31, 2024 and December 31, 2023, the Company had approximately $214.5 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties.

On May 1, 2023, the Company terminated the prior interest rate swap for the loan secured by The Shops at Greenwood Village and entered into a new interest rate swap agreement to fix the interest rate at 5.85%.

On June 28, 2023, the loan agreement for the Company’s mortgage loan secured by the Vista Shops at Golden Mile was amended to change the interest rate to 7.73% per annum and extend the maturity date to June 24, 2024. On February 8, 2024, the Company refinanced the mortgage loan. The new loan has a principal balance of $16.2 million, bears interest at SOFR plus a spread of 2.75% per annum and matures on February 8, 2029. The Company entered into an interest rate swap which fixes the interest rate of the loan at 6.90%.

On April 30, 2024, the Company received a $19.2 million loan secured by Midtown Colonial and Midtown Lamonticello, which bears interest at a rate of 7.92% per annum and matures on May 1, 2027. The Company used a portion of the proceeds from the new mortgage loan to pay off the Basis Term Loan.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at March 31, 2024 and December 31, 2023 was $13.4 million and $16.2 million, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized a net gain of $2.3 million and $3.2 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net gain of $0.7 million and $1.7 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For each of the three months ended March 31, 2024 and 2023, the Company recognized $0.5 million of interest expense in the condensed consolidated statements of operations, which includes $0.3 million of Capitalized Interest recorded in the condensed consolidated balance sheets.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of March 31, 2024:

(dollars in thousands)	Amount Due
Remainder of 2024 (1)	$22,311
2025	14,115
2026	14,840
2027	122,705
2028	28,878
2029	15,424
Thereafter	21,994
240,267
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(5,995)
Total	$234,272

(1)
Includes $8.5 million of debt that was repaid on April 30, 2024. The Company paid off the outstanding principal balance on the Basis Term Loan with a portion of the proceeds of a new loan secured by the properties that were collateral for the Basis Term Loan.

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan. The Basis Term Loan bore interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of March 31, 2024 and December 31, 2023, the effective interest rate of the Basis Term Loan was 8.62%.

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

On May 1, 2023, the Company terminated the prior interest rate swap agreement for the loan secured by The Shops at Greenwood Village and entered into a new interest rate swap agreement to fix the interest rate for the loan at 5.85%. The Company also received $2.2 million upon the termination of the prior interest rate swap agreement.

On May 5, 2023, the Company entered into an interest rate swap agreement on the Highlandtown Village Shopping Center mortgage loan to fix the interest rate at 6.085%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended March 31, 2024 and 2023, the Company recognized gains (losses) of approximately $0.4 million and $(0.6) million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of March 31, 2024 and December 31, 2023 was an interest rate swap asset of approximately $1.2 million and $0.8 million, respectively. The interest rate swap asset is included in Derivative assets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of March 31, 2024, the Company was in compliance with all covenants under its debt agreements.

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

Note 9 – Fortress Preferred Equity Investment

The Company consolidates Broad Street Eagles JV LLC (the “Eagles Sub-OP”) under the guidance set forth in Accounting Standards Codification (“ASC”) 810, Consolidation. The Company evaluated whether the Eagles Sub-OP met the criteria for classification as a variable interest entity (“VIE”) or, alternatively, as a voting interest entity and concluded that that the Eagles Sub-OP met the criteria of a VIE. The Company is considered to have a controlling financial interest in the Eagles Sub-OP because the Company determined that it is the primary beneficiary because it is most closely associated with the Eagles Sub-OP.

In connection with the Preferred Equity Investment, the Operating Partnership and CF Flyer PE Investor LLC, the only holder of a preferred membership interest in the Eagles Sub-OP (the “Fortress Member”), entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight properties. As of March 31, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills and West Broad and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza. On April 30, 2024, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that own Midtown Colonial and Midtown Lamonticello, the last remaining properties required to be contributed to the Eagles Sub-OP.

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. As of March 31, 2024, the Capitalized Preferred Return was approximately $13.2 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, the Company recognized $1.2 million and $1.0 million, respectively, of Current Preferred Return and $1.8 million and $2.4 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement). In addition, the Company is required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $8.2 million as of March 31, 2024 and is reflected in cash and cash equivalents.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Preferred Equity Investment is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Preferred Equity Investment and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, the Company recognized a gain of $0.5 million and $0.4 million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. The derivative liability was $0.2 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively, and is reflected in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the three months ended March 31, 2024 and 2023.

(thousands)	Preferred Equity Investment
Balance at December 31, 2023	$87,288
Preferred equity return	1,869
Preferred equity accretion	1,379
Balance at March 31, 2024	$90,536

(thousands)	Preferred Equity Investment
Balance at December 31, 2022	$73,697
Preferred equity return	3,426
Preferred equity payment	(1,013)
Preferred equity accretion	415
Balance at March 31, 2023	$76,525

Note 10 – Equity

Common Stock

On January 2, 2024 and April 5, 2024, the Company issued 11,945 and 29,452 shares of common stock, respectively, to one of its directors in lieu of such director’s cash retainers. The foregoing shares were issued under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of March 31, 2024 and December 31, 2023, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of March 31, 2024, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of each of March 31, 2024 and December 31, 2023, the Company owned an 85.7% interest in the Operating Partnership.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares.
The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of March 31, 2024, there were 392,931 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

On April 9, 2024, the Company’s board of directors approved a further amendment and restatement of the Plan, which increased the number of shares of the Company's common stock reserved for issuance under the Plan by 1,400,000 shares, from 5,120,000 shares to 6,520,000 shares.

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

The following table summarizes the stock-based award activity under the Plan for the three months ended March 31, 2024 and 2023.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2023	775,369	$0.99
Vested	(190,665)	1.20
Outstanding as of March 31, 2024	584,704	$0.92

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2022	159,439	$2.24
Vested	(59,607)	2.25
Forfeitures	(6,695)	2.95
Outstanding as of March 31, 2023	93,137	$2.23

Of the restricted shares that vested during the three months ended March 31, 2024, 27,087 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three months ended March 31, 2024 and 2023 was approximately $0.1 million and less than $0.1 million, respectively, and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of March 31, 2024 was approximately $0.3 million and will be recognized over a weighted-average period of 0.9 years.

On April 18, 2024, the Company granted 894,154 restricted shares of common stock to certain employees, which will vest ratably on January 2, 2025, January 2, 2026, and January 4, 2027, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.4 million.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee’s resignation. The remaining unrecognized costs from RSU awards as of March 31, 2024 was approximately $1.7 million and will be recognized over 1.8 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the three months ended March 31, 2023 are presented in the tables below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2022	10,000	$6.00	$—	0.45	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	—	—	—	—	—
Balance at March 31, 2023	10,000	$6.00	$—	0.20	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. All 10,000 outstanding options at March 31, 2023 were fully vested at grant date. The intrinsic value was not material. There were no outstanding options at March 31, 2024.

Note 11 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three months ended March 31, 2024 and 2023 by type of service:

	Topic 606	Three Months Ended March 31,
(in thousands)	Revenue Recognition	2024	2023
Topic 606 Revenues
Leasing commissions	Point in time	$460	$818
Property and asset management fees	Over time	36	33
Sales commissions	Point in time	42	38
Development fees	Over time	1	9
Engineering services	Over time	21	14
Topic 606 Revenue		560	912
Out of Scope of Topic 606 revenue
Rental income		$9,511	$10,208
Sublease income		—	12
Total Out of Scope of Topic 606 revenue		9,511	10,220
Total Revenue		$10,071	$11,132

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of March 31, 2024 are reflected in the table below.

(in thousands)
Remainder of 2024	$22,679
2025	25,882
2026	17,923
2027	15,857
2028	13,071
2029	10,005
Thereafter	31,119
Total	$136,536

Note 12 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three months ended March 31, 2024 and 2023 was approximately 7.1 million and 6.8 million, respectively.

The following table sets forth the computation of earnings per common share for the three months ended March 31, 2024 and 2023:

(in thousands, except per share data)	Three Months Ended March 31,
Numerator:	2024	2023
Net loss	$(1,938)	$(1,660)
Less: Preferred equity return on Fortress preferred equity	(3,022)	(3,427)
Less: Preferred equity accretion to redemption value	(1,379)	(415)
Less: Preferred OP units return	(139)	(112)
Plus: Net loss attributable to noncontrolling interest	839	1,014
Net loss attributable to common stockholders	$(5,639)	$(4,600)
Denominator
Basic weighted-average common shares	35,875	35,374
Dilutive potential common shares	—	—
Diluted weighted-average common shares	35,875	35,374

Net loss per common share- basic and diluted	$(0.16)	$(0.13)

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

		Fair Value Measurements
(in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1,210	$—	$1,210	$—

Liabilities:
Derivative instruments (1)	$193	$—	$193	$—
Fortress Mezzanine Loan	13,435	—	13,435	—

(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$796	$—	$796	$—

Liabilities:
Derivative instruments (1)	$668	$—	$668	$—
Fortress Mezzanine Loan	16,187	—	16,187	—
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

	At March 31, 2024
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,631	$14,631	$—	$—
Restricted cash	2,650	2,650	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$60,852	$—	$60,852	$—
Mortgage and other indebtedness, net - fixed rate	162,146	—	162,293	—

	At December 31, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,779	$9,779	$—	$—
Restricted cash	4,018	4,018	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$61,056	$—	$61,056	$—
Mortgage and other indebtedness, net - fixed rate	155,844	—	159,065	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2024 and December 31, 2023 due to the short-term nature of these instruments (Level 1).

At March 31, 2024 and December 31, 2023, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at March 31, 2024 and December 31, 2023 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of March 31, 2024 and December 31, 2023 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 14 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2024 and 2023 reflects an income tax (expense) benefit of $(0.1) million and approximately $1.7 million, respectively, at an estimated annual effective tax rate of (0.4)% and 23.1%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the Operating Partnership and net gain on change in fair value of debt held under the fair value option, each of which is not subject to tax and state income taxes and the fact the Company had a full valuation as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the three months ended March 31, 2024, the Company recorded a valuation allowance of $1.7 million against the deferred tax asset, respectively.

Note 15 – Related Party Transactions

Receivables and Payables

As of each of March 31, 2024 and December 31, 2023, the Company had $1.1 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.1 million at March 31, 2024 and December 31, 2023 relates to the merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of March 31, 2024 and December 31, 2023, the Company had less than $0.1 million and approximately

$0.1 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets.

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

Guarantees

The Company’s subsidiaries’ obligations under the Eagles Sub-OP Operating Agreement, Basis Loan Agreement and the Brookhill mortgage loan are guaranteed by Messrs. Jacoby and Yockey. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Basis Term Loan and the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the mortgage loan agreements for Coral Hills Shopping Center, Cromwell Field Shopping Center, Highlandtown Village Shopping Center and West Broad Shopping Center.

Legal Fees

Samuel Spiritos, a director of the Company, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended March 31, 2024 and 2023, the Company paid less than $0.1 million and approximately $0.1 million, respectively, in legal fees to Shulman Rogers LLP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. References to “we,” “our,” “us,” and “Company” refer to Broad Street Realty, Inc., together with its consolidated subsidiaries.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q (this “report”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “project,” “seek,” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2024, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of March 31, 2024 and December 31, 2023. For additional information, see “—Our Portfolio.”

	As of	As of
	March 31, 2024	December 31, 2023
Number of properties	15	15
Number of states	4	4
Total square feet (in thousands)	1,918	1,916
Retail	1,656	1,654
Residential	262	262
Leased % of rentable square feet (1):
Total portfolio	90.3%	90.1%
Retail	88.3%	88.5%
Residential	100.0%	100.0%
Occupied % of rentable square feet (1):
Total portfolio	90.1%	86.2%
Retail	88.1%	84.1%
Residential	100.0%	100.0%
Total residential units/beds	240/620	240/620
Monthly residential base rent per bed	$1,101.58	$1,099.26
Annualized residential base rent per leased square foot (2)	$31.24	$31.22
Annualized retail base rent per leased square foot (2)	$15.08	$14.99
(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of March 31, 2024 or December 31, 2023, as applicable, divided by (b) total GLA as of March 31, 2024 or December 31, 2023, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 90.1% and 86.2% as of March 31, 2024 and December 31, 2023, respectively.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2024 or December 31, 2023, as applicable.

The table below provides certain information regarding our retail portfolio as of March 31, 2024 and December 31, 2023. For additional information, see “—Our Portfolio.”

	As of	As of
	March 31, 2024	December 31, 2023
Total rentable square feet (in thousands)	1,656	1,654
Anchor spaces	854	843
Inline spaces	802	811
Leased % of rentable square feet (1):
Total retail portfolio	88.3%	88.5%
Anchor spaces	95.1%	95.0%
Inline spaces	81.2%	81.6%
Occupied % of rentable square feet (1):
Total retail portfolio	88.1%	84.1%
Anchor spaces	95.1%	88.8%
Inline spaces	80.7%	79.2%
Average remaining lease term (in years) (2)	5.7	5.4

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of March 31, 2024 or December 31, 2023, as applicable, divided by (b) total GLA as of March 31, 2024 or December 31, 2023, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 88.1% and 84.1% as of March 31, 2024 and December 31, 2023, respectively.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2024, we owned 85.7% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

As of March 31, 2024, we owned 15 properties, of which 12 are located in the Mid-Atlantic region and three are located in Colorado. Retail properties comprise our entire portfolio except for a portion of one of our properties (Midtown Row), which includes a student housing property. Our retail properties have 1,657,057 total square feet of GLA. The following table provides additional information about the retail properties in our portfolio as of March 31, 2024.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$672,293	$23.75	3.0%	$8,422
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	87.0%	1,555,118	10.94	7.0%	18,290
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,514	100.0%	1,472,854	17.22	6.7%	16,680
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,540,219	20.62	7.0%	18,700
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,405	84.3%	1,933,054	9.82	8.8%	19,812
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,691	96.9%	3,499,645	18.18	15.9%	31,679
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,096,961	19.07	5.0%	7,449
Hollinswood Shopping Center	Baltimore, MD	2020	112,659	97.8%	1,810,190	16.43	8.2%	24,586
Lamar Station Plaza East	Lakewood, CO	1984	84,745	30.7%	453,922	17.44	2.1%	8,747
Lamar Station Plaza West	Lakewood, CO	2016	186,705	100.0%	2,143,308	11.48	9.7%	24,738
Midtown Colonial	Williamsburg, VA	2018	95,455	88.0%	1,032,055	12.28	4.7%	17,592
Midtown Lamonticello	Williamsburg, VA	2019	63,157	86.1%	949,490	17.46	4.3%	16,048
Midtown Row (Retail Portion)	Williamsburg, VA	2021	63,622	28.9%	494,460	26.89	2.2%	127,003
Vista Shops at Golden Mile	Frederick, MD	2009	98,674	100.0%	1,884,181	19.10	8.5%	15,055
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	97.8%	1,524,195	14.22	6.9%	19,967
Total			1,656,057	88.3%	$22,061,945	$15.08	100.0%	$374,768

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.

(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of March 31, 2024 divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 88.1% as of March 31, 2024.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of March 31, 2024, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2024.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of March 31, 2024, which includes rental income for the three months ended March 31, 2024 and 2023.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2024	March 31, 2024	March 31, 2024	2024	2023
Maryland	6	$102,282	27.3%	$3,074	$3,150
Virginia (1)	5	198,900	53.1%	3,965	4,222
Pennsylvania (2)	―	—	—	—	683
Washington D.C.	1	8,422	2.2%	183	182
Colorado	3	65,164	17.4%	2,289	1,971
	15	$374,768	100.0%	$9,511	$10,208

(1)
Rental income includes Spotswood Valley Square Shopping Center, which was sold on June 30, 2023 and had rental income of $0.6 million for the three months ended March 31, 2023.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on April 1, 2024. During the three months ended March 31, 2024, there were no material changes to these policies. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of March 31, 2024, approximately 44.5% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of March 31, 2024, approximately 11.7% of our GLA was vacant and approximately 2.0% of our leases (based on GLA) were scheduled to expire on or before December 31, 2024. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	For the Three Months Ended		Change
(dollars in thousands)	March 31, 2024	March 31, 2023	$	%
Revenues
Rental income	$9,511	$10,208	$(697)	(7%)
Commissions	502	856	(354)	(41%)
Management fees and other income	58	68	(10)	(15%)
Total revenues	10,071	11,132	(1,061)	(10%)
Operating Expenses
Cost of services	421	556	(135)	(24%)
Property operating	3,006	3,061	(55)	(2%)
Depreciation and amortization	3,819	5,568	(1,749)	(31%)
Impairment of real estate assets	110	—	110	N/A
Bad debt expense	142	42	100	238%
General and administrative	3,480	3,530	(50)	(1%)
Total operating expenses	10,978	12,757	(1,779)	(14%)
Operating loss	(907)	(1,625)	718	44%

Other income (expense)
Interest and other income	217	13	204	1,569%
Derivative fair value adjustment	889	(179)	1,068	(597%)
Net gain on fair value change of debt held under the fair value option	2,343	3,235	(892)	(28%)
Interest expense	(4,333)	(4,781)	448	(9%)
Loss on extinguishment of debt	(7)	—	(7)	N/A
Other expense	(6)	(6)	—	0%
Total other expense	(897)	(1,718)	821	(48%)
Net loss before income taxes	(1,804)	(3,343)	1,539	(46%)
Income tax (expense) benefit	(134)	1,683	(1,817)	(108%)
Net loss	$(1,938)	$(1,660)	$(278)	17%
Less: Preferred equity return on Fortress preferred equity	(3,022)	(3,427)	405	(12%)
Less: Preferred equity accretion to redemption value	(1,379)	(415)	(964)	232%
Less: Preferred OP units return	(139)	(112)	(27)	24%
Plus: Net loss attributable to noncontrolling interest	839	1,014	(175)	(17%)
Net loss attributable to common stockholders	$(5,639)	$(4,600)	$(1,039)	23%

Revenues for the three months ended March 31, 2024 decreased approximately $1.1 million, or 10%, compared to the three months ended March 31, 2023, as a result of approximately $0.7 million and $0.4 million decreases in rental income and commissions, respectively. Rental income primarily decreased as a result of the sale of two properties in the second and third quarters of 2023, which had aggregate rental income of $1.2 million during the three months ended March 31, 2023. This decrease was partially offset by an increase in rental income for the remaining properties. The decrease in commissions is due to lower transaction volume of leasing.

Total operating expenses for the three months ended March 31, 2024 decreased approximately $1.8 million, or 14%, compared to the three months ended March 31, 2023, primarily from a decrease in depreciation and amortization expense of approximately $1.7 million, primarily related to a $1.2 million decrease in amortization of in-place lease intangibles and a $0.7 million decrease relating to two properties that were disposed of during 2023.

The gain on derivative fair value adjustment was approximately $0.9 million for the three months ended March 31, 2024 compared to a loss of approximately $0.2 million for the three months ended March 31, 2023. The increase of approximately $1.1 million was primarily due to a $1.0 million change in the fair value of interest rate swaps and a $0.1 million change in the fair value of the embedded derivative liability relating to the Preferred Equity Investment (as defined below).

Net gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan (as defined below) for which we elected the fair value option.

Interest expense for the three months ended March 31, 2024 decreased approximately $0.4 million, or 9%, compared to the three months ended March 31, 2023, primarily due to debt that was repaid in connection with the sale of two properties during the second and third quarters of 2023. We had additional net borrowings of approximately $27.6 million after March 31, 2023.

Income tax (expense) benefit for the three months ended March 31, 2024 decreased approximately $1.8 million compared to the three months ended March 31, 2023, which is primarily attributable to the Company recording a valuation allowance against its deferred tax asset as of March 31, 2024.

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

Net loss attributable to noncontrolling interest for the three months ended March 31, 2024 decreased $0.2 million compared to the three months ended March 31, 2023. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

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

Net Operating Income and Same-center Net Operating Income

Net operating income (“NOI”) is a supplemental non-GAAP measure of the operating performance of our properties. We define NOI as rental income less property operating expenses, including real estate taxes. We also exclude the impact of straight‑line rent revenue, net amortization of above and below market leases, depreciation and amortization, interest, impairments and gains or losses of real estate assets and other significant infrequent items that create volatility in our earnings and make it difficult to determine the earnings generated by our core ongoing business. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance. We believe that NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to evaluate and compare our core operating results.

Same-center NOI is a supplemental non-GAAP financial measure which we use to assess our operating results. For the three months ended March 31, 2024 and 2023, Same-center NOI represents the NOI for thirteen properties that were wholly owned and operational for the entire portion of each reporting period. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance, as it does not reflect the operations of our entire portfolio. We believe that Same-center NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to enhance the comparability of our operating performance between periods.

The table below compares Same-center NOI for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,		Change
(unaudited, dollars in thousands)	2024	2023	$	%
Revenues
Rental income (1)	$9,238	$8,702	$536	6%
Operating Expenses
Property operating	3,425	3,218	207	6%
Total Same-center NOI	$5,813	$5,484	$329	6%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.

Our reconciliation of Same-center NOI for the three months ended March 31, 2024, and 2023 is as follows:

	For the three months ended March 31,
(unaudited, dollars in thousands)	2024	2023
Net loss	$(1,938)	$(1,660)
Adjusted to exclude:
Commissions	(502)	(856)
Management and other income	(58)	(68)
Straight-line rent revenue	(352)	(446)
Amortization of above and below market lease, net	81	48
Consolidated eliminations adjustments	(416)	(444)
Cost of services	421	556
Depreciation and amortization	3,819	5,568
Impairment of real estate assets	110	—
Bad debt expense	142	42
General and administrative	3,480	3,530
Net interest and other income	(217)	(13)
Derivative fair value adjustment	(889)	179
Net gain on fair value change on debt held under the fair value option	(2,343)	(3,235)
Interest expense	4,333	4,781
Loss on extinguishment of debt	7	—
Other expense	6	6
Income tax expense (benefit), net	134	(1,683)
NOI	5,818	6,305
Less: Non Same-center NOI relating to dispositions (1)	(5)	(821)
Total Same-center NOI	$5,813	$5,484

(1)
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

Our reconciliation of net loss to FFO and AFFO for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,		Change
(unaudited, dollars in thousands)	2024	2023	$	%
Net loss	$(1,938)	$(1,660)	$(278)	17%
Real estate depreciation and amortization	3,715	5,523	(1,808)	(33%)
Amortization of direct leasing costs	23	27	(4)	(15%)
FFO attributable to common shares and OP units	1,800	3,890	(2,090)	(54%)
Stock-based compensation expense	360	214	146	68%
Deferred financing and debt issuance cost amortization	193	282	(89)	(32%)
Impairment of real estate assets (1)	110	—	110	N/A
Intangibles amortization	81	48	33	69%
Non-real estate depreciation and amortization	80	15	65	433%
Non-cash interest expense	331	300	31	10%
Recurring capital expenditures	(93)	(8)	(85)	1,063%
Straight-line rent revenue	(352)	(446)	94	(21%)
Minimum multiple on preferred interests	—	(77)	77	(100%)
Non-cash fair value adjustment	(3,232)	(3,056)	(176)	6%
AFFO attributable to common shares and OP units	$(722)	$1,162	$(1,884)	(162%)

Weighted average shares outstanding to common shares
Diluted	35,875,326	35,374,216

Net loss attributable to common stockholders per share
Diluted (2)	$(0.16)	$(0.13)

Weighted average shares outstanding to common shares and OP units
Diluted	41,435,622	40,934,512

FFO attributable to common shares and OP units
Diluted (3)	$0.04	$0.10

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

The decrease in FFO and AFFO for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, is mainly due to (i) a $1.8 million decline in income tax benefit which is primarily attributable to the Company recording a valuation allowance against its deferred tax asset as of March 31, 2024 and (ii) a $0.7 million decline in rental income as a result of the sale of two properties in the second and third quarters of 2023. These declines were partially offset by a $0.4 million decline in interest expense primarily due to debt that was repaid in connection with the sale of two properties during the second and third quarters of 2023.

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

Our reconciliation of net loss to EBIDTAre and Adjusted EBITDAre for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2024	2023
Net loss	$(1,938)	$(1,660)
Interest expense	4,333	4,781
Income tax expense (benefit)	134	(1,683)
Depreciation and amortization expense	3,819	5,568
EBITDA	6,348	7,006
Impairment loss	110	—
EBITDAre	6,458	7,006
Stock-based compensation expense	360	214
Straight-line rent revenue	(352)	(446)
Amortization of above and below market lease, net	81	48
Non-cash fair value adjustment	(3,232)	(3,056)
Adjusted EBITDAre	$3,315	$3,766

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of March 31, 2024 and May 8, 2024, we had unrestricted cash and cash equivalents of approximately $14.6 million and $20.0 million, respectively, and restricted cash of approximately $2.7 million and $5.2 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of March 31, 2024, we had two mortgage loans (Hollinswood Shopping Center Loan and Brookhill Azalea Shopping Center Loan) with a combined principal balance outstanding of approximately $21.6 million that will mature within twelve months of the date that the condensed consolidated financial statements included in this report are issued. Management is in discussions with the current lenders as well as various other lenders to extend or refinance these two mortgage loans prior to maturity. Although we have a history of demonstrating our ability to successfully refinance our loans as they come due, there can be no assurances that we will be successful in our efforts to refinance the loans on favorable terms or at all. While it is not our current plan, we also have the option to sell the properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If we are ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, we would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

In addition, as of March 31, 2024, the Basis Term Loan had an outstanding principal balance of $8.5 million and had a maturity date of July 1, 2024. On April 30, 2024, we received a loan secured by the properties that were collateral for the Basis Term Loan and paid off the Basis Term Loan with a portion of the proceeds from the new mortgage loan.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As of March 31, 2024, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of March 31, 2024:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate	Balance Outstanding at March 31, 2024
Basis Term Loan	July 1, 2024	Floating (1)	8.62%	$8,512	(2)
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (3)	4.06%	12,354
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,838
Vista Shops at Golden Mile Loan (net of discount of $101) (4)	February 8, 2029	Fixed	6.90%	16,049
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.08%	9,197
Crestview Shopping Center Loan (net of discount of $48)	September 29, 2026	Fixed	7.83%	11,952
Lamar Station Plaza West Loan (net of discount of $90)	December 10, 2027	Fixed	5.67%	18,817
Highlandtown Village Shopping Center Loan (net of discount of $36)	May 10, 2028	SOFR + 2.5% (5)	6.085%	8,714
Cromwell Field Shopping Center Loan (net of discount of $56)	December 22, 2027	Fixed	6.71%	12,320
Midtown Row Loan (net of discount of $18)	December 1, 2027	Fixed	6.48%	75,982
Midtown Row/Fortress Mezzanine Loan (6)	December 1, 2027	Fixed	13.00% (7)	13,435
Coral Hills Shopping Center Loan (net of discount of $184)	October 31, 2033	Fixed	6.95%	12,517
West Broad Shopping Center Loan (net of discount of $86)	December 21, 2033	Fixed	7.00%	11,671
The Shops at Greenwood Village (net of discount of $76)	October 10, 2028	SOFR + 2.85%	5.85%	22,075
				$236,433
Unamortized deferred financing costs, net				(2,161)
Total Mortgage and Other Indebtedness				$234,272

(1)
The interest rate for the Basis Term Loan was the greater of (i) the Secured Overnight Financing Rate (“SOFR”) plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, we entered into an interest rate cap agreement to cap the SOFR interest rate at 4.65% effective January 1, 2023, which replaced the existing interest rate cap agreement that capped the SOFR interest rate at 3.5%.
(2)
The outstanding balance includes less than $0.1 million of exit fees. On April 30, 2024, we paid off the Basis Term Loan with a portion of the proceeds of a new loan secured by the properties that were collateral for the Basis Term Loan.
(3)
We have entered into an interest rate swap which fixes the interest rate of this loan at 4.06%.
(4)
On February 8, 2024, we refinanced the Vista Shops at Golden Mile Loan to extend the maturity date to February 8, 2029 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.90%.
(5)
We have entered into an interest rate swap which fixes the interest rate of this loan at 6.085%.
(6)
The outstanding balance reflects the fair value of the debt.
(7)
A portion of the interest on this loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine

Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%.

As of March 31, 2024 and December 31, 2023, we had approximately $214.5 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such term is defined in the respective loan agreements) as follows in the table below.

Minimum Debt Service Coverage
Hollinswood Shopping Center	1.40 to 1.00
Vista Shops at Golden Mile	1.25 to 1.00
Brookhill Azalea Shopping Center	1.30 to 1.00
Crestview Shopping Center	1.25 to 1.00
Highlandtown Village Shopping Center	1.25 to 1.00
Cromwell Field Shopping Center (1)	1.20 to 1.00
Lamar Station Plaza West	1.30 to 1.00
Midtown Row	1.15 to 1.00
Coral Hills Shopping Center	1.20 to 1.00
West Broad Shopping Center	1.25 to 1.00
The Shops at Greenwood Village	1.40 to 1.00
(1)
The debt service coverage ratio testing commenced December 31, 2023 with the following requirements: (i) 1.20 to 1.00 as of December 31, 2023; (ii) 1.55 to 1.00 as of December 31, 2024 and (iii) 1.35 to 1.00 as of December 31, 2025 and for the remaining term of the loan.

On April 30, 2024, we received a $19.2 million loan secured by Midtown Colonial and Midtown Lamonticello, which bears interest at a rate of 7.92% per annum and matures on May 1, 2027. We used a portion of the proceeds from the new mortgage loan to pay off the Basis Term Loan.

As of March 31, 2024, we were in compliance with all covenants under our debt agreements.

See Note 7, “Debt” for further information.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight properties. As of March 31, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills and West Broad and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza. On April 30, 2024, the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that own Midtown Colonial and Midtown Lamonticello, the last remaining properties required to be contributed to the Eagles Sub-OP.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until the Portfolio Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of March 31, 2024, the Capitalized

Preferred Return was approximately $13.2 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, we recognized $1.2 million and $1.0 million, respectively, of Current Preferred Return and $1.8 million and $2.4 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

See Note 9 “Fortress Preferred Equity Investment” for further information.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(in thousands)	2024	2023	Change
Cash and cash equivalents and restricted cash at beginning of period	$13,797	$17,031	$(3,234)
Net cash from operating activities	1,296	(612)	1,908
Net cash from investing activities	(2,285)	(1,086)	(1,199)
Net cash from financing activities	4,473	(1,487)	5,960
Cash and cash equivalents and restricted cash at end of period	$17,281	$13,846	$3,435

Operating Activities- Cash from operating activities increased by approximately $1.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Operating cash flows were primarily impacted by a net decrease in changes in operating assets and liabilities of approximately $1.9 million, of which approximately $2.6 million was related to the net change in accounts payable. This increase was partially offset by approximately $0.5 million changes in deferred revenue and $0.3 million changes to other assets.

Investing Activities- Cash from investing activities during the three months ended March 31, 2024 decreased by approximately $1.2 million compared to the three months ended March 31, 2023. This decrease resulted primarily from a $1.7 million increase in capital expenditures for real estate during the three months ended March 31, 2024 as compared to the corresponding period in 2023. This decrease was partially offset by approximately $0.5 million from insurance proceeds relating to fire damage at one of our retail properties.

Financing Activities- Cash from financing activities during the three months ended March 31, 2024 increased by approximately $6.0 million compared to the three months ended March 31, 2023. The increase resulted primarily from (i) a net increase in the Vista Shops at Golden Mile Loan of approximately $4.9 million from the refinance of the loan and (ii) additional draws of $1.7 million relating to the Cromwell Field Shopping Center Loan. These increases were partially offset by a decrease in scheduled principal payments on loans of approximately $0.1 million as compared to the corresponding period in 2023 and approximately $0.4 million increase in debt origination and discount fees for the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 24, 2023).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on October 24, 2023).

10.1	Broad Street Realty, Inc. Amended and Restated 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 10, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive loss of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: May 15, 2024	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: May 15, 2024	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)