Form 10-Q
period 2024-06-30
Broad Street Realty, Inc.
filed 2024-08-13
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 35,041,443 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
		(audited)
Assets
Real estate properties
Land	$54,936	$54,936
Building and improvements	287,453	281,598
Intangible lease assets	33,127	33,374
Construction in progress	248	5,462
Furniture and equipment	1,749	1,711
Less accumulated depreciation and amortization	(59,489)	(51,890)
Total real estate properties, net	318,024	325,191

Cash and cash equivalents	18,857	9,779
Restricted cash	4,603	4,018
Straight-line rent receivable	3,914	3,090
Tenant and accounts receivable, net of allowance of $316 and $194, respectively	1,195	1,918
Derivative assets	1,218	796
Other assets, net	5,287	6,327
Total Assets	$353,098	$351,119

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $12,303 and $16,187, respectively, at fair value under the fair value option)	$242,954	$231,049
Accounts payable and accrued liabilities	11,711	15,457
Unamortized intangible lease liabilities, net	475	633
Payables due to related parties	35	63
Deferred revenue	845	827
Total liabilities	256,020	248,029

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	93,402	87,288

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 34,950,565 and 33,417,101 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	350	334
Additional paid in capital	47,200	55,186
Accumulated deficit	(40,860)	(36,387)
Accumulated other comprehensive income	2,547	547
Total Broad Street Realty, Inc. stockholders' equity	9,237	19,680
Noncontrolling interest	(5,561)	(3,878)
Total permanent equity	3,676	15,802
Total Liabilities, Temporary Equity and Permanent Equity	$353,098	$351,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$9,255	$10,257	$18,766	$20,465
Commissions	824	663	1,326	1,519
Management fees and other income	52	53	110	121
Total revenues	10,131	10,973	20,202	22,105
Operating Expenses
Cost of services	644	529	1,065	1,085
Property operating	2,734	3,145	5,740	6,206
Depreciation and amortization	3,790	5,290	7,609	10,858
Impairment of real estate assets	331	167	441	167
Impairment of real estate assets held for sale	—	1,957	—	1,957
Bad debt expense	68	24	210	66
General and administrative	3,022	2,820	6,502	6,350
Total operating expenses	10,589	13,932	21,567	26,689
Gain on disposal of property	—	11,619	—	11,619
Operating (loss) gain	(458)	8,660	(1,365)	7,035

Other income (expense)
Interest and other income	251	17	468	30
Derivative fair value adjustment	78	194	967	15
Net gain (loss) on fair value change of debt held under the fair value option	210	(1,131)	2,553	2,104
Interest expense	(4,556)	(4,735)	(8,889)	(9,516)
Loss on extinguishment of debt	—	(15)	(7)	(15)
Other expense	(26)	(13)	(32)	(19)
Total other expense	(4,043)	(5,683)	(4,940)	(7,401)
Net (loss) income before income taxes	(4,501)	2,977	(6,305)	(366)
Income tax benefit (expense)	—	9	(134)	1,692
Net (loss) income	$(4,501)	$2,986	$(6,439)	$1,326
Less: Preferred equity return on Fortress preferred equity	(3,084)	(3,569)	(6,106)	(6,996)
Less: Preferred equity accretion to redemption value	(973)	(756)	(2,352)	(1,171)
Less: Preferred OP units return	(144)	(118)	(283)	(230)
Plus: Net loss attributable to noncontrolling interest	1,127	132	1,966	1,146
Net loss attributable to common stockholders	$(7,575)	$(1,325)	$(13,214)	$(5,925)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.21)	$(0.04)	$(0.37)	$(0.17)

Weighted average shares outstanding
Basic and diluted	35,905,412	35,660,560	35,890,369	35,518,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(4,501)	$2,986	$(6,439)	$1,326
Other comprehensive income (loss):
Change in fair value due to credit risk on debt held under the fair value option	1,260	(1,332)	2,000	400
Total other comprehensive income (loss)	1,260	(1,332)	2,000	400
Comprehensive (loss) income	$(3,241)	$1,654	$(4,439)	$1,726

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

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Continued)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2023	500	$—	33,417,101	$334	$55,186	$(36,387)	$547	$(3,878)	$15,802
Shares surrendered for taxes upon vesting	—	—	(27,087)	—	(24)	—	—	—	(24)
Stock-based compensation	—	—	11,945	—	360	—	—	—	360
Preferred equity return on preferred equity investment	—	—	—	—	(3,022)	—	—	—	(3,022)
Preferred equity accretion	—	—	—	—	(1,379)	—	—	—	(1,379)
Preferred OP Units return	—	—	—	—	(139)	—	—	139	—
Other comprehensive income	—	—	—	—	—	—	740	—	740
Net loss	—	—	—	—	—	(1,099)	—	(839)	(1,938)
Balance at March 31, 2024	500	—	33,401,959	334	50,982	(37,486)	1,287	(4,578)	10,539
Grants of restricted stock	—	—	1,519,154	—	—	—	—	—	—
Stock-based compensation	—	—	29,452	16	419	—	—	—	435
Preferred equity return on preferred equity investment	—	—	—	—	(3,084)	—	—	—	(3,084)
Preferred equity accretion	—	—	—	—	(973)	—	—	—	(973)
Preferred OP Units return	—	—	—	—	(144)	—	—	144	—
Other comprehensive income	—	—	—	—	—	—	1,260	—	1,260
Net loss	—	—	—	—	—	(3,374)	—	(1,127)	(4,501)
Balance at June 30, 2024	500	—	34,950,565	350	47,200	(40,860)	2,547	(5,561)	3,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(6,439)	$1,326
Adjustments to reconcile net (loss) income to net cash from operating activities
Deferred income taxes	—	(1,692)
Depreciation and amortization	7,609	10,858
Amortization of deferred financing costs and debt discounts	415	500
Amortization of above and below market lease intangibles, net	145	129
Minimum multiple on preferred interests	—	(331)
Loss on extinguishment of debt	7	15
Gain on disposal of property	—	(11,619)
Impairment of real estate assets	441	167
Impairment of real estate assets held for sale	—	1,957
Straight-line rent revenue	(746)	(734)
Straight-line rent expense	103	(20)
Stock-based compensation	795	765
Change in fair value of derivatives	(967)	(15)
Change in fair value of debt held under the fair value option	(2,553)	(2,104)
Bad debt expense	210	66
Write-off related party receivables	4	—
Changes in operating assets and liabilities
Accounts receivable	513	(322)
Other assets	818	918
Accounts payable and accrued liabilities	(688)	(2,535)
Payables due to related parties	(28)	10
Deferred revenues	18	307
Net cash from operating activities	(343)	(2,354)
Cash flows from investing activities
Cash received on disposition of real estate, net of selling costs	—	22,369
Capitalized pre-acquisition costs, net of refunds	5	2
Insurance proceeds	516	—
Capital expenditures for real estate	(3,515)	(3,081)
Net cash from investing activities	(2,994)	19,290
Cash flows from financing activities
Borrowings under debt agreements	37,082	8,750
Repayments under debt agreements	(20,644)	(21,713)
Preferred equity return on preferred equity investment	(2,344)	(2,080)
Proceeds related to interest rate swap	—	2,171
Payments related to interest rate swap	—	(773)
Taxes remitted upon vesting of restricted stock	(24)	(6)
Debt origination and discount fees	(1,070)	(292)
Net cash from financing activities	13,000	(13,943)
Increase in cash, cash equivalents, and restricted cash	9,663	2,993
Cash, cash equivalents and restricted cash at beginning of period	13,797	17,031
Cash, cash equivalents and restricted cash at end of period	$23,460	$20,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$18,857	$14,473
Restricted cash	4,603	5,551
Cash, cash equivalents and restricted cash at end of period	$23,460	$20,024
Supplemental Cash Flow Information
Interest paid	$7,692	$9,169
Taxes paid, net of refunds	$29	$13

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	$(3,757)	$(4,907)
Accrued Current Preferred Return	$(394)	$(355)
Capitalized interest on Mezzanine loan	$(668)	$(540)
Accrued capital expenditures for real estate	$245	$1,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

June 30, 2024

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of June 30, 2024, the Company had gross real estate assets of $374.4 million (gross real estate properties less gross real estate intangibles liabilities) in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2024, the Company owned 86.3% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

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

Specifically, as of June 30, 2024, the Company had three mortgage loans with a combined principal balance outstanding of approximately $24.3 million that mature within twelve months of the date that these condensed consolidated financial statements are issued. The Company is seeking to refinance these loans prior to maturity in December 2024, January 2025 and June 2025. Management is in discussions with the current lenders as well as various other lenders to extend or refinance these three mortgage loans prior to maturity. Although the Company has a history of demonstrating its ability to successfully refinance its loans as they come due, there can be no assurances that the Company will be successful in its efforts to refinance the loans on favorable terms or at all. While it is not the Company's current plan, the Company also has the option to sell properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If the Company is ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, the Company would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of June 30, 2024.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on April 1, 2024. During the six months ended June 30, 2024, there were no material changes to these policies.

Change in Presentation

The Company has made certain reclassifications to prior period financial statements in order to enhance the comparability with current period condensed consolidated financial statements. These reclassifications had no effect on net loss or cash flows from operations.

Accounting Guidance

Adoption of Accounting Standards

There were no adopted pronouncements during the six months ended June 30, 2024 that impacted the Company.

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

Note 3 – Real Estate

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of June 30, 2024, which includes rental income for the six months ended June 30, 2024 and 2023.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the six months ended June 30,
Location	June 30, 2024	June 30, 2024	June 30, 2024	2024	2023
Maryland	6	$102,264	27.3%	$6,425	$6,078
Virginia (1)	5	198,573	53.1%	7,781	8,703
Pennsylvania (2)	―	—	—	—	1,353
Washington D.C.	1	8,380	2.2%	400	303
Colorado	3	65,150	17.4%	4,160	4,028
	15	$374,367	100.0%	$18,766	$20,465

(1)
Rental income for the six months ended June 30, 2023 includes $1.2 million of rental income from Spotswood Valley Square Shopping Center, which was sold on June 30, 2023.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of June 30, 2024 and December 31, 2023.

(in thousands)	June 30, 2024	December 31, 2023
Assets:
Above-market leases	$4,153	$4,153
Above-market leases accumulated amortization	(2,773)	(2,469)
In-place leases	28,974	29,221
In-place leases accumulated amortization	(21,582)	(20,094)
Total real estate intangible assets, net	$8,772	$10,811

Liabilities
Below-market leases	$3,146	$3,146
Below-market leases accumulated amortization	(2,671)	(2,513)
Total real estate intangible liabilities, net	$475	$633

For the three months ended June 30, 2024 and 2023, the Company recognized amortization related to in-place leases of approximately $0.7 million and $2.1 million, respectively, and net amortization related to above-market leases and below-market leases for each of the three months ended June 30, 2024 and 2023 of approximately $0.1 million in its condensed consolidated statements of operations.

For the six months ended June 30, 2024 and 2023, the Company recognized amortization related to in-place leases of approximately $1.6 million and $4.4 million, respectively, and net amortization related to above-market leases and below-market leases for each of the six months ended June 30, 2024 and 2023 of approximately $0.1 million in its condensed consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of June 30, 2024:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2024	$1,124	$254	$(125)	$1,253
2025	2,069	449	(161)	2,357
2026	1,479	253	(91)	1,641
2027	962	167	(47)	1,082
2028	520	112	(26)	606
2029	390	80	(14)	456
Thereafter	848	65	(11)	902
Total	$7,392	$1,380	$(475)	$8,297

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 5 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 are detailed in the table below:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid assets and deposits	$343	$1,380
Leasing commission costs and incentives, net	2,304	2,141
Right-of-use assets, net	1,360	1,494
Pre-acquisition costs	1	6
Other receivables, net	32	35
Corporate property, net	124	144
Receivables from related parties	1,123	1,127
Total assets	$5,287	$6,327

Receivables due from related parties as of June 30, 2024 and December 31, 2023 are described further in Note 15 “Related Party Transactions.”

Note 6 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 are detailed in the table below:

(in thousands)	June 30, 2024	December 31, 2023
Trade payable	$1,083	$2,372
Security deposit	2,328	2,340
Real estate tax payable	652	1,222
Interest payable	1,327	1,213
Derivative liability	123	668
Lease payable	1,490	1,521
Income tax payable	5	340
Other (1)	4,703	5,781
Accounts payable and accrued liabilities	$11,711	$15,457

(1)
Primarily includes accrued expenses relating to payroll related items, cost of services, property operating expenses, professional fees, amounts due to tenants for lease inducements and construction in progress.

Note 7 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at June 30, 2024 and December 31, 2023:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	June 30, 2024	December 31, 2023
Basis Term Loan (net of discount of $0 and $21, respectively)	July 1, 2024	Floating (2)	N/A	$—	$8,491	(3)
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (4)	4.06%	12,271	12,437
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,807	2,868
Vista Shops at Golden Mile Loan (net of discount of $93 and $9, respectively) (5)	February 8, 2029	Fixed	6.90%	16,058	11,252
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.09%	9,197	9,198
Crestview Shopping Center Loan (net of discount of $43 and $53, respectively)	September 29, 2026	Fixed	7.83%	11,957	11,947
Lamar Station Plaza West Loan (net of discount of $63 and $73, respectively)	December 10, 2027	Fixed	5.67%	18,753	18,927
Highlandtown Village Shopping Center Loan (net of discount of $34 and $38, respectively)	May 10, 2028	SOFR + 2.5% (6)	6.085%	8,716	8,712
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $205 and $0, respectively) (7)	May 1, 2027	Fixed	7.92%	18,955	—
Midtown Row Loan (net of discount of $17 and $19, respectively)	December 1, 2027	Fixed	6.48%	75,983	75,981
Midtown Row/Fortress Mezzanine Loan (8)	December 1, 2027	Fixed	13.00% (9)	12,303	16,187
Cromwell Field Shopping Center Loan (net of discount of $52 and $60, respectively)	December 22, 2027	Fixed	6.71%	12,377	10,597
Coral Hills Shopping Center Loan (net of discount of $179 and $189, respectively)	October 31, 2033	Fixed	6.95%	12,489	12,560
West Broad Shopping Center Loan (net of discount of $83 and $88, respectively)	December 21, 2033	Fixed	7.00%	11,630	11,712
The Shops at Greenwood Village (net of discount of $72 and $80, respectively)	October 10, 2028	SOFR + 2.85% (10)	5.85%	21,933	22,218
				$245,429	$233,087
Unamortized deferred financing costs, net				(2,475)	(2,038)
Total Mortgage and Other Indebtedness				$242,954	$231,049

(1)
Interest rates are as of June 30, 2024.
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

(3)
The outstanding balance includes less than $0.1 million of exit fees at December 31, 2023. On April 30, 2024, the Company paid off the outstanding principal balance on the Basis Term Loan with a portion of the proceeds of a new loan secured by the properties that were collateral for the Basis Term Loan.
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
(7)
This loan was originated on April 30, 2024.
(8)
The outstanding balance reflects the fair value of the debt.
(9)
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
(10)
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

Mortgage Indebtedness

In addition to the indebtedness described above, as of June 30, 2024 and December 31, 2023, the Company had approximately $233.1 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties.

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

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at June 30, 2024 and December 31, 2023 was $12.3 million and $16.2 million, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized a net gain of $0.2 million and a net loss of $1.1 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net gain of $1.3 million and a net loss of $1.3 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For the three months ended June 30, 2024 and 2023, the Company recognized $0.5 million and $0.4 million, respectively of interest expense in the condensed consolidated statements of operations, which includes $0.3 million and $0.2 million, respectively, of Capitalized Interest recorded in the condensed consolidated balance sheets.

For the six months ended June 30, 2024 and 2023, the Company recognized a net gain of $2.6 million and $2.1 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net gain of $2.0 million and $0.4 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For the six months ended June 30, 2024 and 2023, the Company recognized $1.0 million and $0.9 million, respectively, of interest expense in the condensed consolidated statements of operations, which includes $0.7 million and $0.5 million, respectively, of Capitalized Interest recorded in the condensed consolidated balance sheets.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of June 30, 2024:

(dollars in thousands)	Amount Due
Remainder of 2024	$13,359
2025	14,107
2026	14,861
2027	142,240
2028	28,879
2029	15,425
Thereafter	22,007
250,878
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(7,924)
Total	$242,954

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan. The Basis Term Loan bore interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of December 31, 2023, the effective interest rate of the Basis Term Loan was 8.62%.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended June 30, 2024 and 2023, the Company recognized gains of less than $0.1 million and approximately $0.3 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized gains (losses) of approximately $0.4 million and $(0.3) million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023 was an interest rate swap asset of approximately $1.2 million and $0.8 million, respectively. The interest rate swap asset is included in Derivative assets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of June 30, 2024, the Company was in compliance with all covenants under its debt agreements.

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

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP, entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member, the only holder of a preferred membership interest in the Eagles Sub-OP, entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight additional properties. As of June 30, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza (collectively, the “Excluded Properties”).

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Fortress Preferred Interest each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until certain of the Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. As of June 30, 2024, the Capitalized Preferred Return was approximately $15.1 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three months ended June 30, 2024 and 2023, the Company recognized $1.2 million and $1.1 million, respectively, of Current Preferred Return and $1.9 million and $2.5 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity. For the six months ended June 30, 2024 and 2023, the Company recognized $2.3 million and $2.1 million, respectively, of Current Preferred Return and $3.8 million and $4.9 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement). In addition, the Company is required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $11.9 million as of June 30, 2024 and is reflected in cash and cash equivalents.

On May 21, 2024, the Company agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event (as defined in the Eagles Sub-Op Agreement). Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver. Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount (as defined in the Eagles Sub-OP Operating Agreement) upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, upon the occurrence of a Trigger Event, the Fortress Member would have the right (among other rights) to (i) remove the Operating Partnership as the managing member of the Eagles Sub-OP and to serve as the managing member until the Fortress Member is paid the Redemption Amount, (ii) cause the Eagles Sub-OP to sell one or more properties until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount, (iii) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, and (iv) terminate all property management and other service agreements with affiliates of the Company. Further, the mezzanine loan agreement for the Fortress Mezzanine Loan provides for cross-default in the event of a Trigger Event.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Fortress Preferred Interest is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Fortress Preferred Interest and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three months ended June 30, 2024 and 2023, the Company recognized a gain of $0.1 million and a loss of $(0.1) million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized a gain of $0.5 million and $0.3 million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. The derivative liability was $0.1 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively, and is reflected in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the six months ended June 30, 2024 and 2023.

(thousands)	Preferred Equity Investment
Balance at December 31, 2023	$87,288
Preferred equity return	6,106
Preferred equity payment	(2,344)
Preferred equity accretion	2,352
Balance at June 30, 2024	$93,402

(thousands)	Preferred Equity Investment
Balance at December 31, 2022	$73,697
Preferred equity return	6,996
Preferred equity payment	(2,080)
Preferred equity accretion	1,171
Balance at June 30, 2023	$79,784

Note 10 – Equity

Common Stock

On January 2, 2024, April 5, 2024 and July 1, 2024, the Company issued 11,945, 29,452 and 38,393 shares of common stock, respectively, to one of its directors in lieu of such director’s cash retainers. The foregoing shares were issued under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”).

On July 1, 2024, the Company issued 52,484 shares of common stock in connection with the redemption of OP units.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of June 30, 2024 and December 31, 2023, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of June 30, 2024, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of June 30, 2024 and December 31, 2023, the Company owned an 86.3% and 85.7% interest, respectively, in the Operating Partnership.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares.
On April 9, 2024, the Company’s board of directors approved a further amendment and restatement of the Plan, which increased the number of shares of the Company's common stock reserved for issuance under the Plan by 1,400,000 shares, from 5,120,000 shares to 6,520,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of June 30, 2024, there were 244,325 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the six months ended June 30, 2024 and 2023.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2023	775,369	$0.99
Granted	1,519,154	0.40
Vested	(190,665)	1.20
Outstanding as of June 30, 2024	2,103,858	$0.54

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2022	159,439	$2.24
Granted	419,618	0.78
Vested	(59,607)	2.25
Forfeitures	(16,344)	1.83
Outstanding as of June 30, 2023	503,106	$1.04

Of the restricted shares that vested during the six months ended June 30, 2024, 27,087 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three months ended June 30, 2024 and 2023 was approximately $0.2 million and $0.1 million, respectively, and approximately $0.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of June 30, 2024 was approximately $0.7 million and will be recognized over a weighted-average period of 1.1 years.

On April 18, 2024, the Company granted 894,154 restricted shares of common stock to certain employees, which will vest ratably on January 2, 2025, January 2, 2026, and January 4, 2027, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.4 million.

On June 21, 2024, the Company granted 625,000 restricted shares of common stock to its directors, which will vest on May 29, 2025. The total value of these awards is calculated to be approximately $0.3 million.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. If, however, the maximum amount of the award is not earned as of December 31, 2024, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee’s resignation. The remaining unrecognized costs from RSU awards as of June 30, 2024 was approximately $1.5 million and will be recognized over 1.5 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the six months ended June 30, 2023 are presented in the tables below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2022	10,000	$6.00	$—	0.45	$—
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options expired	(10,000)	(600.00)	—	—	—
Balance at June 30, 2023	—	$—	$—	—	$—

The fair values of stock options are estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the date of grant. The expected life is based on the contractual life of the options at the date of grant. The intrinsic value was not material. All options expired as of June 30, 2023.

Note 11 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2024 and 2023 by type of service:

	Topic 606	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Revenue Recognition	2024	2023	2024	2023
Topic 606 Revenues
Leasing commissions	Point in time	$727	$517	$1,187	$1,335
Property and asset management fees	Over time	33	29	69	62
Sales commissions	Point in time	97	146	139	184
Development fees	Over time	—	—	1	9
Engineering services	Over time	19	15	40	29
Topic 606 Revenue		876	707	1,436	1,619
Out of Scope of Topic 606 revenue
Rental income		$9,255	$10,257	$18,766	$20,465
Sublease income		—	9	—	21
Total Out of Scope of Topic 606 revenue		9,255	10,266	18,766	20,486
Total Revenue		$10,131	$10,973	$20,202	$22,105

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of June 30, 2024 are reflected in the table below.

(in thousands)
Remainder of 2024	$15,374
2025	26,767
2026	18,873
2027	16,877
2028	14,094
2029	11,062
Thereafter	35,602
Total	$138,649

Note 12 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three months ended June 30, 2024 and 2023 was approximately 7.9 million and 7.0 million, respectively. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the six months ended June 30, 2024 and 2023 was approximately 7.5 million and 6.9 million, respectively.

The following table sets forth the computation of earnings per common share for the three and six months ended June 30, 2024 and 2023:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2024	2023	2024	2023
Net (loss) income	$(4,501)	$2,986	$(6,439)	$1,326
Less: Preferred equity return on Fortress preferred equity	(3,084)	(3,569)	(6,106)	(6,996)
Less: Preferred equity accretion to redemption value	(973)	(756)	(2,352)	(1,171)
Less: Preferred OP units return	(144)	(118)	(283)	(230)
Plus: Net loss attributable to noncontrolling interest	1,127	132	1,966	1,146
Net loss attributable to common stockholders	$(7,575)	$(1,325)	$(13,214)	$(5,925)
Denominator
Basic weighted-average common shares	35,905	35,661	35,890	35,518
Dilutive potential common shares	—	—	—	—
Diluted weighted-average common shares	35,905	35,661	35,890	35,518

Net loss per common share- basic and diluted	$(0.21)	$(0.04)	$(0.37)	$(0.17)

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

		Fair Value Measurements
(in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1,218	$—	$1,218	$—

Liabilities:
Derivative instruments (1)	$123	$—	$123	$—
Fortress Mezzanine Loan	12,303	—	12,303	—

(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$796	$—	$796	$—

Liabilities:
Derivative instruments (1)	$668	$—	$668	$—
Fortress Mezzanine Loan	16,187	—	16,187	—
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

	At June 30, 2024
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,857	$18,857	$—	$—
Restricted cash	4,603	4,603	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$52,117	$—	$52,117	$—
Mortgage and other indebtedness, net - fixed rate	181,009	—	180,732	—

	At December 31, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,779	$9,779	$—	$—
Restricted cash	4,018	4,018	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$61,056	$—	$61,056	$—
Mortgage and other indebtedness, net - fixed rate	155,844	—	159,065	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of June 30, 2024 and December 31, 2023 due to the short-term nature of these instruments (Level 1).

At June 30, 2024 and December 31, 2023, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at June 30, 2024 and December 31, 2023 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of June 30, 2024 and December 31, 2023 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 14 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended June 30, 2023 reflects an income tax benefit of less than $0.1 million at an estimated annual effective tax rate of 23.1%. There was no income tax benefit (expense) for the three months ended June 30, 2024. The provision for income taxes for the six months ended June 30, 2024 and 2023 reflects an income tax (expense) benefit of $(0.1) million and $1.7 million, respectively, at an estimated annual effective tax rate of (0.42)% and 23.1%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the Operating Partnership and net gain on change in fair value of debt held under the fair value option, each of which is not subject to tax and state income taxes and the fact the Company had a full valuation as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the three and six months ended June 30, 2024, the Company recorded a valuation allowance of $1.9 million and $3.6 million, respectively, against the deferred tax asset.

Note 15 – Related Party Transactions

Receivables and Payables

As of each of June 30, 2024 and December 31, 2023, the Company had $1.1 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.1 million at June 30, 2024 and December 31, 2023 relates to the merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of June 30, 2024 and December 31, 2023, the Company had less than $0.1 million and approximately $0.1 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets.

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

Guarantees

The Company’s subsidiaries’ obligations under the Eagles Sub-OP Operating Agreement and Brookhill mortgage loan are guaranteed by Messrs. Jacoby and Yockey. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the mortgage loan agreements for Coral Hills Shopping Center, Cromwell Field Shopping Center, Highlandtown Village Shopping Center, Midtown Colonial and Midtown Lamonticello, and West Broad Shopping Center.

Legal Fees

Samuel Spiritos, a director of the Company, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended June 30, 2024 and 2023, the Company paid approximately $0.1 million and $0.2 million, respectively, in legal fees to Shulman Rogers LLP. During the six months ended June 30, 2024 and 2023, the Company paid approximately $0.1 million and $0.3 million, respectively, in legal fees to Shulman Rogers LLP.

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q (this “report”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “project,” “seek,” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

•
our limited access to capital and our ability to repay, refinance, restructure and/or extend our indebtedness as it becomes due;
•
the substantial rights of the Fortress Member (as defined herein) under the Eagles Sub-OP Operating Agreement (as defined below), including approval rights over major decisions and repayment and control rights upon the occurrence of a Trigger Event (as defined in the Eagles Sub-OP Operating Agreement), including if the Fortress Member revokes its waiver of the failure to meet the total yield calculation under the Eagles Sub-OP Agreement as of March 31, 2024 as discussed below under “—Factors that May Impact Future Results of Operations—Fortress Member’s Rights”;
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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of June 30, 2024, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of June 30, 2024 and December 31, 2023. For additional information, see “—Our Portfolio.”

	As of	As of
	June 30, 2024	December 31, 2023
Number of properties	15	15
Number of states	4	4
Total square feet (in thousands)	1,918	1,916
Retail	1,656	1,654
Residential	262	262
Leased % of rentable square feet (1):
Total portfolio	90.1%	90.1%
Retail	88.2%	88.5%
Residential	100.0%	100.0%
Occupied % of rentable square feet (1):
Total portfolio	89.8%	86.2%
Retail	87.8%	84.1%
Residential	100.0%	100.0%
Total residential units/beds	240/620	240/620
Monthly residential base rent per bed	$957.45	$1,099.26
Annualized residential base rent per leased square foot (2)	$27.15	$31.22
Annualized retail base rent per leased square foot (2)	$15.13	$14.99
(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of June 30, 2024 or December 31, 2023, as applicable, divided by (b) total GLA as of June 30, 2024 or December 31, 2023, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 89.8% and 86.2% as of June 30, 2024 and December 31, 2023, respectively.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of June 30, 2024 or December 31, 2023, as applicable.

The table below provides certain information regarding our retail portfolio as of June 30, 2024 and December 31, 2023. For additional information, see “—Our Portfolio.”

	As of	As of
	June 30, 2024	December 31, 2023
Total rentable square feet (in thousands)	1,656	1,654
Anchor spaces	854	843
Inline spaces	802	811
Leased % of rentable square feet (1):
Total retail portfolio	88.2%	88.5%
Anchor spaces	95.1%	95.0%
Inline spaces	80.8%	81.6%
Occupied % of rentable square feet (1):
Total retail portfolio	87.8%	84.1%
Anchor spaces	95.1%	88.8%
Inline spaces	80.0%	79.2%
Weighted average remaining lease term (in years) (2)	5.6	5.4

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of June 30, 2024 or December 31, 2023, as applicable, divided by (b) total GLA as of June 30, 2024 or December 31, 2023, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.8% and 84.1% as of June 30, 2024 and December 31, 2023, respectively.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2024, we owned 86.3% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

As of June 30, 2024, we owned 15 properties, of which 12 are located in the Mid-Atlantic region and three are located in Colorado. Retail properties comprise our entire portfolio except for a portion of one of our properties (Midtown Row), which includes a student housing property. Our retail properties have 1,656,239 total square feet of GLA. The following table provides additional information about the retail properties in our portfolio as of June 30, 2024.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$679,697	$24.01	3.1%	$8,380
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,353	88.0%	1,590,240	11.06	7.2%	18,286
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,514	100.0%	1,478,469	17.29	6.7%	16,680
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	100.0%	1,544,985	20.68	7.0%	18,705
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,405	84.3%	1,942,018	9.87	8.8%	19,773
The Shops at Greenwood Village	Greenwood Village, CO	2019	198,691	95.9%	3,460,366	18.15	15.6%	31,666
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,168,473	20.31	5.3%	7,450
Hollinswood Shopping Center	Baltimore, MD	2020	112,659	97.8%	1,811,417	16.44	8.2%	24,585
Lamar Station Plaza East	Lakewood, CO	1984	84,745	32.4%	496,402	18.06	2.2%	8,746
Lamar Station Plaza West	Lakewood, CO	2016	186,887	100.0%	2,152,575	11.52	9.7%	24,738
Midtown Colonial	Williamsburg, VA	2018	95,455	88.0%	1,055,770	12.56	4.8%	17,659
Midtown Lamonticello	Williamsburg, VA	2019	63,157	86.1%	950,590	17.48	4.3%	16,042
Midtown Row (Retail Portion)	Williamsburg, VA	2021	63,622	22.4%	366,760	25.73	1.7%	126,622
Vista Shops at Golden Mile	Frederick, MD	2009	98,674	100.0%	1,871,684	18.97	8.5%	15,071
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	97.8%	1,524,196	14.22	6.9%	19,964
Total			1,656,239	88.2%	$22,093,642	$15.13	100.0%	$374,367

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.

(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of June 30, 2024 divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.8% as of June 30, 2024.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of June 30, 2024, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of June 30, 2024.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of June 30, 2024, which includes rental income for the six months ended June 30, 2024 and 2023.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the six months ended June 30,
Location	June 30, 2024	June 30, 2024	June 30, 2024	2024	2023
Maryland	6	$102,264	27.3%	$6,425	$6,078
Virginia (1)	5	198,573	53.1%	7,781	8,703
Pennsylvania (2)	―	—	—	—	1,353
Washington D.C.	1	8,380	2.2%	400	303
Colorado	3	65,150	17.4%	4,160	4,028
	15	$374,367	100.0%	$18,766	$20,465

(1)
Rental income for the six months ended June 30, 2023 includes $1.2 million of rental income from Spotswood Valley Square Shopping Center, which was sold on June 30, 2023.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on April 1, 2024. During the six months ended June 30, 2024, there were no material changes to these policies. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of June 30, 2024, approximately 44.4% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of June 30, 2024, approximately 11.8% of our GLA was vacant and approximately 1.3% of our leases (based on GLA) were scheduled to expire on or before December 31, 2024. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Fortress Member’s Rights

On November 22, 2022, the Company, the Operating Partnership and Broad Street Eagles JV LLC, a newly formed subsidiary of the Operating Partnership (the “Eagles Sub-OP”), entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”). Under the Eagles Sub-OP Operating Agreement, upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount (as defined in the Eagles Sub-OP Operating Agreement) upon not less than 90 days prior written notice to the Eagles Sub-OP, unless the Trigger Event is in connection with a Bankruptcy Event (as defined in the Eagles Sub-OP Operating Agreement), in which case the redemption must occur as of the date of such Trigger Event. Additionally, upon the occurrence of a Trigger Event, the Fortress Member would have the right (among other rights) to (i) remove the Operating Partnership as the managing member of the Eagles Sub-OP and to serve as the managing member until the Fortress Member is paid the Redemption Amount, (ii) cause the Eagles Sub-OP to sell one or more properties until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount, (iii) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, and (iv) terminate all property management and other service agreements with our affiliates. If the Fortress Member removes the Operating Partnership and becomes the managing member of the Eagles Sub‑OP, the Eagles Sub-OP Operating Agreement only requires the Fortress Member to act in a manner consistent with other institutional preferred equity investors that have exercised remedies to remove managing members. Moreover, in such a circumstance, the Eagles Sub-OP Operating Agreement specifically reserves the Fortress Member’s right to (i) sell any property to a third-party buyer unaffiliated with the Fortress Member, (ii) take any action in connection with curing or reacting to a default under any mortgage loan and (iii) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. Accordingly, in the event the Fortress Member becomes the managing member of the Eagles Sub-OP, it may take actions that are not in the best interest of us and our stockholders. Further, the mezzanine loan agreement for a mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row provides for cross-default in the event of a Trigger Event

On May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver. If the Fortress Member elects to revoke such waiver or a separate Trigger Event occurs, the Fortress Member will be entitled to exercise the rights described above, which could have a material adverse effect on us.

Results of Operations

This section provides a comparative discussion on our results of operations and should be read in conjunction with our condensed consolidated financial statements, including the accompanying notes.

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	For the Three Months Ended		Change
(dollars in thousands)	June 30, 2024	June 30, 2023	$	%
Revenues
Rental income	$9,255	$10,257	$(1,002)	(10%)
Commissions	824	663	161	24%
Management fees and other income	52	53	(1)	(2%)
Total revenues	10,131	10,973	(842)	(8%)
Operating Expenses
Cost of services	644	529	115	22%
Property operating	2,734	3,145	(411)	(13%)
Depreciation and amortization	3,790	5,290	(1,500)	(28%)
Impairment of real estate assets	331	167	164	98%
Impairment of real estate assets held for sale	—	1,957	(1,957)	(100%)
Bad debt expense	68	24	44	183%
General and administrative	3,022	2,820	202	7%
Total operating expenses	10,589	13,932	(3,343)	(24%)
Gain on disposal of property	—	11,619	(11,619)	(100%)
Operating (loss) income	(458)	8,660	(9,118)	(105%)

Other income (expense)
Interest and other income	251	17	234	1,376%
Derivative fair value adjustment	78	194	(116)	(60%)
Net gain (loss) on fair value change of debt held under the fair value option	210	(1,131)	1,341	119%
Interest expense	(4,556)	(4,735)	179	(4%)
Loss on extinguishment of debt	—	(15)	15	(100%)
Other expense	(26)	(13)	(13)	100%
Total other expense	(4,043)	(5,683)	1,640	(29%)
Net (loss) income before income taxes	(4,501)	2,977	(7,478)	(251%)
Income tax benefit	—	9	(9)	(100%)
Net (loss) income	$(4,501)	$2,986	$(7,487)	(251%)
Less: Preferred equity return on Fortress preferred equity	(3,084)	(3,569)	$485	(14%)
Less: Preferred equity accretion to redemption value	(973)	(756)	$(217)	29%
Less: Preferred OP units return	(144)	(118)	$(26)	22%
Plus: Net loss attributable to noncontrolling interest	1,127	132	995	754%
Net loss attributable to common stockholders	$(7,575)	$(1,325)	$(6,250)	472%

Revenues for the three months ended June 30, 2024 decreased approximately $0.8 million, or 8%, compared to the three months ended June 30, 2023, as a result of an approximately $1.0 million decrease in rental income as a result of the sale of two properties in the second and third quarters of 2023, which had aggregate rental income of $1.3 million during the three months ended June 30, 2023. This decrease was partially offset by an increase in rental income for the remaining properties. The increase in commissions is due to a higher transaction volume of leasing.

Total operating expenses for the three months ended June 30, 2024 decreased approximately $3.3 million, or 24%, compared to the three months ended June 30, 2023, primarily from a $2.0 million impairment of real estate assets held for sale recognized in the second quarter of 2023 relating to a property that was disposed of during 2023 and a decrease in depreciation and amortization expense of approximately $1.5 million, primarily related to a $1.2 million decrease in amortization of in-place lease intangibles and a $0.4 million decrease relating to two properties that were disposed of during 2023.

Gain on disposal of properties for the three months ended June 30, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center.

Interest and other income for the three months ended June 30, 2024 increased approximately $0.2 million compared to the three months ended June 30, 2023, primarily due to $0.1 million of bank interest income and $0.1 million of business interruption proceeds received during 2024.

The gain on derivative fair value adjustment decreased approximately $0.1 million, or 60%, compared to the three months ended June 30, 2023. The decrease was primarily due to a $0.3 million decrease in the fair value of interest rate swaps, partially offset by a $0.2 million increase in the fair value of the embedded derivative liability relating to the Preferred Equity Investment.

Net gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the three months ended June 30, 2024 decreased approximately $0.2 million, or 4%, compared to the three months ended June 30, 2023, primarily due to a $0.4 million decline in interest expense relating to debt that was repaid in connection with the sale of two properties during the second and third quarters of 2023. This decline was partially offset by the incurrence of $0.2 million of interest expense relating to additional refinancings. We had additional net borrowings of approximately $6.2 million after June 30, 2023.

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

Net loss attributable to noncontrolling interest for the three months ended June 30, 2024 increased $1.0 million compared to the three months ended June 30, 2023. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	For the Six Months Ended		Change
(dollars in thousands)	June 30, 2024	June 30, 2023	$	%
Revenues
Rental income	$18,766	$20,465	$(1,699)	(8%)
Commissions	1,326	1,519	(193)	(13%)
Management fees and other income	110	121	(11)	(9%)
Total revenues	20,202	22,105	(1,903)	(9%)
Operating Expenses
Cost of services	1,065	1,085	(20)	(2%)
Property operating	5,740	6,206	(466)	(8%)
Depreciation and amortization	7,609	10,858	(3,249)	(30%)
Impairment of real estate assets	441	167	274	164%
Impairment of real estate assets held for sale	—	1,957	(1,957)	(100%)
Bad debt expense	210	66	144	218%
General and administrative	6,502	6,350	152	2%
Total operating expenses	21,567	26,689	(5,122)	(19%)
Gain on disposal of property	—	11,619	(11,619)	(100%)
Operating (loss) income	(1,365)	7,035	(8,400)	(119%)

Other income (expense)
Interest and other income	468	30	438	1,460%
Derivative fair value adjustment	967	15	952	6,347%
Net gain on fair value change of debt held under the fair value option	2,553	2,104	449	21%
Interest expense	(8,889)	(9,516)	627	(7%)
Loss on extinguishment of debt	(7)	(15)	8	(53%)
Other expense	(32)	(19)	(13)	68%
Total other expense	(4,940)	(7,401)	2,461	(33%)
Net loss before income taxes	(6,305)	(366)	(5,939)	1,623%
Income tax (expense) benefit	(134)	1,692	(1,826)	(108%)
Net (loss) income	$(6,439)	$1,326	$(7,765)	(586%)
Less: Preferred equity return on Fortress preferred equity	(6,106)	(6,996)	890	(13%)
Less: Preferred equity accretion to redemption value	(2,352)	(1,171)	(1,181)	101%
Less: Preferred OP units return	(283)	(230)	(53)	23%
Plus: Net loss attributable to noncontrolling interest	1,966	1,146	820	72%
Net loss attributable to common stockholders	$(13,214)	$(5,925)	$(7,289)	123%

Revenues for the six months ended June 30, 2024 decreased approximately $1.9 million, or 9%, compared to the six months ended June 30, 2023, as a result of approximately $1.7 million and $0.2 million decreases in rental income and commissions, respectively. Rental income primarily decreased as a result of the sale of two properties in the second and third quarters of 2023, which had aggregate rental income of $2.5 million during the six months ended June 30, 2023. This decrease was partially offset by an increase in rental income for the remaining properties. The decrease in commissions is due to a lower transaction volume of leasing.

Total operating expenses for the six months ended June 30, 2024 decreased approximately $5.1 million, or 19%, compared to the six months ended June 30, 2023, primarily from (i) a decrease in depreciation and amortization expense of approximately $3.2 million, primarily related to a $2.4 million decrease in amortization of in-place lease intangibles and a $1.1 million decrease relating to two properties that were disposed of during 2023, partially offset by a $0.3 million increase in amortization of real property depreciation and (ii) a $2.0 million impairment of real estate assets held for sale in 2023 as a result of reducing the carrying value of Dekalb Plaza for the amount that exceeded the property's fair value less estimated selling costs.

Gain on disposal of properties for the six months ended June 30, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center.

Interest and other income for the six months ended June 30, 2024 increased approximately $0.4 million compared to the six months ended June 30, 2023, primarily due to $0.2 million of bank interest income and $0.1 million of business interruption proceeds received during 2024.

The gain on derivative fair value adjustment was approximately $1.0 million for the six months ended June 30, 2024 compared to less than $0.1 million for the six months ended June 30, 2023. The increase of approximately $1.0 million was primarily due to a $0.7 million change in the fair value of interest rate swaps and a $0.3 million change in the fair value of the embedded derivative liability relating to the Preferred Equity Investment.

Net gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the six months ended June 30, 2024 decreased approximately $0.6 million, or 7%, compared to the six months ended June 30, 2023, primarily due to a $1.2 million decline in interest expense, $0.9 million of which relates to debt that was repaid in connection with the sale of two properties during the second and third quarters of 2023 and $0.3 million of which relates to the refinancing of five mortgages and the Basis Term Loan. This decline was partially offset by the incurrence of $0.4 million of interest expense relating to additional refinancings. We had additional net borrowings of approximately $6.2 million after June 30, 2023.

Income tax (expense) benefit for the six months ended June 30, 2024 decreased approximately $1.8 million compared to the six months ended June 30, 2023, which is primarily attributable to the Company recording a valuation allowance against its deferred tax asset as of June 30, 2024.

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

Net loss attributable to noncontrolling interest for the six months ended June 30, 2024 increased $0.8 million compared to the six months ended June 30, 2023. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Leasing Activity

Below is a summary of leasing activity for our retail portfolio for the three months ended June 30, 2024 and 2023:

	Total Deals		Inline Deals
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
New leases
Number of leases	5	5	5	5
Square footage	7,288	17,523	7,288	17,523
Annualized base rent (in thousands) (1)	$117,369	$236,771	$117,369	$236,771
Annualized base rent per square feet (2)	$16.10	$13.51	$16.10	$13.51
Number of comparable leases (3)	3	1	3	1
Comparable rent spread (4)	-19.1%	1.7%	-19.1%	1.7%
Weighted-average lease term (in years)	7.2	8.9	7.2	8.9
Renewals and options:
Number of leases	13	10	12	8
Square footage	62,648	50,313	23,389	21,647
Annualized base rent (in thousands) (1)	$855,155	$770,155	$530,532	$404,496
Annualized base rent per square feet (2)	$13.65	$15.31	$22.68	$18.69
Comparable rent spread	8.3%	15.0%	10.4%	20.3%
Weighted-average lease term (in years) (5)	5.2	6.0	5.6	4.8
Number of leases, excluding options exercised	7	7	7	7
Comparable rent spread, all leases	6.3%	14.1%	7.1%	17.9%
Portfolio retention rate (6)	75.2%	51.7%	46.6%	51.7%

(1)
Annualized base rent (in thousands) is calculated as (a) the monthly cash base rent before abatements as of June 30, 2024 or 2023, as applicable, multiplied by (b) 12. Annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of June 30, 2024 or 2023, as applicable.
(3)
Comparable leases are leases with terms consistent with the prior lease for substantially the same space, which has been vacant for less than twelve months.

(4)
Comparable rent spread is calculated as the percentage increase or decrease in first-year annualized base rent (excluding any free rent or escalations) on new or renewal leases (including options) over the annualized base rent of the expiring year of the previous lease, where the lease was considered a comparable lease.
(5)
Weighted-average lease terms (in years) excludes month-to-month tenants but includes tenants operating on license agreements.
(6)
Portfolio retention rate is calculated as (a) total square feet of retained tenants with leases originally expiring during the three months ended June 30, 2024 or 2023, as applicable, divided by (b) total square feet of leases originally expiring during the three months ended June 30, 2024 or 2023, as applicable.

Below is a summary of leasing activity for our retail portfolio for the six months ended June 30, 2024 and 2023:

	Total Deals		Inline Deals
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
New leases
Number of leases	14	10	14	10
Square footage	25,180	35,978	25,180	35,978
Annualized base rent (in thousands) (1)	$512,491	$590,233	$512,491	$590,233
Annualized base rent per square feet (2)	$20.35	$16.41	$20.35	$16.41
Number of comparable leases (3)	8	4	8	4
Comparable rent spread (4)	0.3%	35.6%	0.3%	35,6%
Weighted-average lease term (in years)	7.1	9.9	7.1	9.9
Renewals and options:
Number of leases	22	23	20	20
Square footage	107,735	107,029	44,081	51,459
Annualized base rent (in thousands) (1)	$1,568,352	$1,873,624	$930,159	$1,023,693
Annualized base rent per square feet (2)	$14.56	$17.51	$21.10	$19.89
Comparable rent spread	7.2%	10.5%	7.0%	8.4%
Weighted-average lease term (in years) (5)	5.5	6.6	6.2	4.6
Number of leases, excluding options exercised	13	19	13	19
Comparable rent spread, all leases	5.9%	13.6%	5.2%	13.8%
Portfolio retention rate (6)	86.6%	81.9%	68.3%	51.0%

(1)
Annualized base rent (in thousands) is calculated as (a) the monthly cash base rent before abatements as of June 30, 2024 or 2023, as applicable, multiplied by (b) 12. Annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of June 30, 2024 or 2023, as applicable.
(3)
Comparable leases are leases with terms consistent with the prior lease for substantially the same space, which has been vacant for less than twelve months.
(4)
Comparable rent spread is calculated as the percentage increase or decrease in first-year annualized base rent (excluding any free rent or escalations) on new or renewal leases (including options) over the annualized base rent of the expiring year of the previous lease, where the lease was considered a comparable lease.
(5)
Weighted-average lease terms (in years) excludes month-to-month tenants but includes tenants operating on license agreements.
(6)
Portfolio retention rate is calculated as (a) total square feet of retained tenants with leases originally expiring during the six months ended June 30, 2024 or 2023, as applicable, divided by (b) total square feet of leases originally expiring during the six months ended June 30, 2024 or 2023, as applicable.

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

Same-center NOI is a supplemental non-GAAP financial measure which we use to assess our operating results. For the three and six months ended June 30, 2024 and 2023, Same-center NOI represents the NOI for thirteen properties that were wholly owned and operational for the entire portion of each reporting period. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance, as it does not reflect the operations of our entire portfolio. We believe that Same-center NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to enhance the comparability of our operating performance between periods.

The table below compares Same-center NOI for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30,							Change
(unaudited, dollars in thousands)	2024				2023			$	%
	Retail		Residential	Total	Retail	Residential	Total
Revenues
Rental income (1)	$6,800	(2)	$2,124	$8,924	$6,725	$2,160	$8,885	$39	0%
Operating Expenses
Property operating	2,465		704	3,169	2,470	786	3,256	(87)	(3%)
Total Same-center NOI	$4,335		$1,420	$5,755	$4,255	$1,374	$5,629	$126	2%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.
(2)
Rental income for the retail portfolio excludes $0.1 million of business interruption proceeds for rent that was abated due to a fire at one of our retail properties. This amount is reflected in net interest and other income.

Our reconciliation of Same-center NOI for the three months ended June 30, 2024 and 2023 is as follows:

	For the three months ended June 30,
	2024			2023
(unaudited, dollars in thousands)	Retail	Residential	Total	Retail	Residential	Total
Net (loss) income	$(3,681)	$(820)	$(4,501)	$5,741	$(2,755)	$2,986
Adjusted to exclude:
Commissions	(824)	—	(824)	(663)	—	(663)
Management and other income	(52)	—	(52)	(53)	—	(53)
Straight-line rent revenue	(394)	—	(394)	(288)	—	(288)
Amortization of above and below market lease, net	64	—	64	81	—	81
Consolidated eliminations adjustments	(435)	—	(435)	(423)	—	(423)
Cost of services	644	—	644	529	—	529
Depreciation and amortization	3,157	633	3,790	3,815	1,475	5,290
Impairment of real estate assets	331	—	331	167	—	167
Impairment of real estate held for sale	—	—	—	1,957	—	1,957
Bad debt expense	68	—	68	24	—	24
General and administrative	2,987	35	3,022	2,928	(108)	2,820
Gain on disposal of properties	—	—	—	(11,619)	—	(11,619)
Net interest and other income	(251)	—	(251)	(17)	—	(17)
Derivative fair value adjustment	(78)	—	(78)	(194)	—	(194)
Net (gain) loss on fair value change on debt held under the fair value option	(21)	(189)	(210)	113	1,018	1,131
Interest expense	2,795	1,761	4,556	2,991	1,744	4,735
Loss on extinguishment of debt	—	—	—	15	—	15
Other expense	26	—	26	13	—	13
Income tax benefit, net	—	—	—	(9)	—	(9)
NOI	4,336	1,420	5,756	5,108	1,374	6,482
Less: Non Same-center NOI relating to dispositions (1)	(1)	—	(1)	(853)	—	(853)
Total Same-center NOI	$4,335	$1,420	$5,755	$4,255	$1,374	$5,629

(1)
Reflects operating revenues and expenses for Spotswood Valley Square Shopping Center and Dekalb Plaza.

The table below compares Same-center NOI for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,							Change
(unaudited, dollars in thousands)	2024				2023			$	%
	Retail		Residential	Total	Retail	Residential	Total
Revenues
Rental income (1)	$13,920	(2)	$4,242	$18,162	$13,412	$4,175	$17,587	$575	3%
Operating Expenses
Property operating	5,265		1,330	6,595	5,050	1,355	6,405	190	3%
Total Same-center NOI	$8,655		$2,912	$11,567	$8,362	$2,820	$11,182	$385	3%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.
(2)
Rental income for the retail portfolio excludes $0.1 million of business interruption proceeds for rent that was abated due to a fire at one of our retail properties. This amount is reflected in net interest and other income.

Our reconciliation of Same-center NOI for the six months ended June 30, 2024 and 2023 is as follows:

	For the six months ended June 30,
	2024			2023
(unaudited, dollars in thousands)	Retail	Residential	Total	Retail	Residential	Total
Net (loss) income	$(6,731)	$292	$(6,439)	$3,013	$(1,687)	$1,326
Adjusted to exclude:
Commissions	(1,326)	—	(1,326)	(1,519)	—	(1,519)
Management and other income	(110)	—	(110)	(121)	—	(121)
Straight-line rent revenue	(746)	—	(746)	(734)	—	(734)
Amortization of above and below market lease, net	145	—	145	129	—	129
Consolidated eliminations adjustments	(852)	—	(852)	(867)	—	(867)
Cost of services	1,065	—	1,065	1,085	—	1,085
Depreciation and amortization	6,344	1,265	7,609	7,950	2,908	10,858
Impairment of real estate assets	441	—	441	167	—	167
Impairment of real estate held for sale	—	—	—	1,957	—	1,957
Bad debt expense	210	—	210	66	—	66
General and administrative	6,430	72	6,502	6,360	(10)	6,350
Gain on disposal of properties	—	—	—	(11,619)	—	(11,619)
Net interest and other income	(468)	—	(468)	(30)	—	(30)
Derivative fair value adjustment	(967)	—	(967)	(15)	—	(15)
Net gain on fair value change on debt held under the fair value option	(255)	(2,298)	(2,553)	(211)	(1,893)	(2,104)
Interest expense	5,308	3,581	8,889	6,014	3,502	9,516
Loss on extinguishment of debt	7	—	7	15	—	15
Other expense	32	—	32	19	—	19
Income tax expense (benefit), net	134	—	134	(1,692)	—	(1,692)
NOI	8,661	2,912	11,573	9,967	2,820	12,787
Less: Non Same-center NOI relating to dispositions (1)	(6)	—	(6)	(1,605)	—	(1,605)
Total Same-center NOI	$8,655	$2,912	$11,567	$8,362	$2,820	$11,182

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

Adjusted FFO (“AFFO”) is calculated by excluding the effect of certain items that do not reflect ongoing property operations, including stock-based compensation expense, deferred financing and debt issuance cost amortization, non-real estate depreciation and amortization, straight-line rent expense, straight-line rent revenue, non-cash interest expense and other non-comparable or non-operating items. Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.

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

Our reconciliation of net loss to FFO and AFFO for the three months ended June 30, 2024 and 2023 is as follows:

	For the Three Months Ended June 30,		Change
(unaudited, dollars in thousands)	2024	2023 (1)	$	%
Net (loss) income	$(4,501)	$2,986	$(7,487)	(251%)
Gain on disposal of properties	—	(11,619)	11,619	(100%)
Impairment of real estate assets held for sale	—	1,957	(1,957)	(100%)
Real estate depreciation and amortization	3,827	5,193	(1,366)	(26%)
Amortization of direct leasing costs	24	24	—	0%
FFO attributable to common shares and OP units	(650)	(1,459)	809	(55%)
Stock-based compensation expense	435	551	(116)	(21%)
Deferred financing and debt issuance cost amortization	222	218	4	2%
Impairment of real estate assets (2)	331	167	164	98%
Intangibles amortization	64	81	(17)	(21%)
Non-real estate depreciation and amortization	(60)	76	(136)	(179%)
Straight-line rent expense	37	(11)	48	(436%)
Non-cash interest expense	337	367	(30)	(8%)
Recurring capital expenditures	(15)	(398)	383	(96%)
Straight-line rent revenue	(394)	(288)	(106)	37%
Minimum multiple on preferred interests	—	(254)	254	(100%)
Non-cash fair value adjustment	(288)	937	(1,225)	(131%)
AFFO attributable to common shares and OP units	$19	$(13)	$32	(246%)

Weighted average shares outstanding to common shares
Diluted	35,905,412	35,660,560

Net loss attributable to common stockholders per share
Diluted (3)	$(0.21)	$(0.04)

Weighted average shares outstanding to common shares and OP units
Diluted	41,465,708	41,220,856

FFO attributable to common shares and OP units
Diluted (4)	$(0.02)	$(0.04)

(1)
Revised to include straight-line rent expense for comparability.
(2)
Impairment of real estate assets relates to the early termination of leases.
(3)
The weighted average common shares outstanding used to compute net loss per diluted common share only includes the common shares. We have excluded the OP units since the conversion of OP units is anti-dilutive in the computation of diluted net loss per share for the periods presented.

(4)
The weighted average common shares outstanding used to compute FFO per diluted common share includes OP units that were excluded from the computation of diluted net loss per share. Conversion of these OP units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted earnings per share for the periods presented.

The increase in FFO for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, is mainly due to a $1.3 million increase in net gain (loss) on fair value change of debt held under the fair value option, partially offset by a net reduction of $0.8 million of total revenues. See Results of Operations for further discussion.

Our reconciliation of net loss to FFO and AFFO for the six months ended June 30, 2024 and 2023 is as follows:

	For the Six Months Ended June 30,		Change
(unaudited, dollars in thousands)	2024	2023 (1)	$	%
Net (loss) income	$(6,439)	$1,326	$(7,765)	(586%)
Gain on disposal of properties	—	(11,619)	11,619	(100%)
Impairment of real estate assets held for sale	—	1,957	(1,957)	(100%)
Real estate depreciation and amortization	7,542	10,716	(3,174)	(30%)
Amortization of direct leasing costs	47	51	(4)	(8%)
FFO attributable to common shares and OP units	1,150	2,431	(1,281)	(53%)
Stock-based compensation expense	795	765	30	4%
Deferred financing and debt issuance cost amortization	415	500	(85)	(17%)
Impairment of real estate assets (2)	441	167	274	164%
Intangibles amortization	145	129	16	12%
Non-real estate depreciation and amortization	20	91	(71)	(78%)
Straight-line rent expense	103	(20)	123	(615%)
Non-cash interest expense	668	667	1	0%
Recurring capital expenditures	(108)	(406)	298	(73%)
Straight-line rent revenue	(746)	(734)	(12)	2%
Minimum multiple on preferred interests	—	(331)	331	(100%)
Non-cash fair value adjustment	(3,520)	(2,119)	(1,401)	66%
AFFO attributable to common shares and OP units	$(637)	$1,140	$(1,777)	(156%)

Weighted average shares outstanding to common shares
Diluted	35,890,369	35,518,179

Net loss attributable to common stockholders per share
Diluted (3)	$(0.37)	$(0.17)

Weighted average shares outstanding to common shares and OP units
Diluted	41,450,665	41,078,475

FFO attributable to common shares and OP units
Diluted (4)	$0.03	$0.06

(1)
Revised to include straight-line rent expense for comparability.
(2)
Impairment of real estate assets relates to the early termination of leases.
(3)
The weighted average common shares outstanding used to compute net loss per diluted common share only includes the common shares. We have excluded the OP units since the conversion of OP units is anti-dilutive in the computation of diluted net loss per share for the periods presented.
(4)
The weighted average common shares outstanding used to compute FFO per diluted common share includes OP units that were excluded from the computation of diluted net loss per share. Conversion of these OP units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted earnings per share for the periods presented.

The decrease in FFO and AFFO for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, is mainly due to a $1.7 million decline in rental income as a result of the sale of two properties in the second and third quarters of 2023, partially offset by a $0.6 million decline in interest expense primarily due to debt that was repaid in connection with the sale of the two properties. See Results of Operations for further discussion.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We calculate EBITDAre in accordance with standards established by Nareit and define EBITDAre as net income or loss computed in accordance with GAAP (i) plus depreciation and amortization, interest expense and income tax expense, (ii) plus or minus losses or gains on the disposition of properties, (iii) plus impairment losses and (iv) with appropriate adjustments to reflect our share of EBITDAre of unconsolidated affiliates and consolidated affiliates with non-controlling interests, in each case as applicable. We define Adjusted EBITDAre as EBITDAre plus non-cash stock compensation, non-cash amortization related to above and below market leases, straight-line rent expense and less straight-line rent revenue and non-cash fair value adjustment. Some of the adjustments can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre and Adjusted EBITDAre are non-GAAP financial measures and should not be viewed as alternatives to net income or loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre and Adjusted EBITDAre are helpful measures because they provide additional information to allow management, investors and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt. We also believe that EBITDAre and Adjusted EBITDAre can help facilitate comparisons of operating performance between periods and with other real estate companies.

Our reconciliation of net (loss) income to EBIDTAre and Adjusted EBITDAre for the three and six months ended June 30, 2024 and 2023 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2024	2023 (1)	2024	2023 (1)
Net (loss) income	$(4,501)	$2,986	$(6,439)	$1,326
Interest expense	4,556	4,735	8,889	9,516
Income tax expense (benefit)	-	(9)	134	(1,692)
Depreciation and amortization expense	3,790	5,290	7,609	10,858
EBITDA	3,845	13,002	10,193	20,008
Gain on sale of real estate	—	(11,619)	—	(11,619)
Impairment loss	331	2,124	441	2,124
EBITDAre	4,176	3,507	10,634	10,513
Stock-based compensation expense	435	551	795	765
Straight-line rent revenue	(394)	(288)	(746)	(734)
Amortization of above and below market lease, net	64	81	145	129
Straight-line rent expense	37	(11)	103	(20)
Non-cash fair value adjustment	(288)	937	(3,520)	(2,119)
Adjusted EBITDAre	$4,030	$4,777	$7,411	$8,534

(1)
Revised to include straight-line rent expense for comparability.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of June 30, 2024 and August 6, 2024, we had unrestricted cash and cash equivalents of approximately $18.7 million and $18.6 million, respectively, and restricted cash of approximately $4.6 million and $4.7 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of June 30, 2024, we had three mortgage loans (Hollinswood Shopping Center Loan, Brookhill Azalea Shopping Center Loan and Avondale Shops Loan) with a combined principal balance outstanding of approximately $24.3 million that will mature within twelve months of the date that the condensed consolidated financial statements included in this report are issued. Management is in discussions with the current lenders as well as various other lenders to extend or refinance these three mortgage loans prior to maturity. Although we have a history of demonstrating our ability to successfully refinance our loans as they come due, there can be no assurances that we will be successful in our efforts to refinance the loans on favorable terms or at all. While it is not our current plan, we also have the option to sell the properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If we are ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, we would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As of June 30, 2024, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of June 30, 2024:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate	Balance Outstanding at June 30, 2024
Hollinswood Shopping Center Loan	December 1, 2024	SOFR + 2.36% (1)	4.06%	12,271
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,807
Vista Shops at Golden Mile Loan (net of discount of $93) (2)	February 8, 2029	Fixed	6.90%	16,058
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	8.09%	9,197
Crestview Shopping Center Loan (net of discount of $43)	September 29, 2026	Fixed	7.83%	11,957
Lamar Station Plaza West Loan (net of discount of $63)	December 10, 2027	Fixed	5.67%	18,753
Highlandtown Village Shopping Center Loan (net of discount of $34)	May 10, 2028	SOFR + 2.5% (3)	6.085%	8,716
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $205)	May 1, 2027	Fixed	7.92%	18,955
Midtown Row Loan (net of discount of $17)	December 1, 2027	Fixed	6.48%	75,983
Midtown Row/Fortress Mezzanine Loan (4)	December 1, 2027	Fixed	13.00% (5)	12,303
Cromwell Field Shopping Center Loan (net of discount of $52)	December 22, 2027	Fixed	6.71%	12,377
Coral Hills Shopping Center Loan (net of discount of $179)	October 31, 2033	Fixed	6.95%	12,489
West Broad Shopping Center Loan (net of discount of $83)	December 21, 2033	Fixed	7.00%	11,630
The Shops at Greenwood Village (net of discount of $72)	October 10, 2028	SOFR + 2.85%	5.85%	21,933
				$245,429
Unamortized deferred financing costs, net				(2,475)
Total Mortgage and Other Indebtedness				$242,954

(1)
We have entered into an interest rate swap which fixes the interest rate of this loan at 4.06%.
(2)
On February 8, 2024, we refinanced the Vista Shops at Golden Mile Loan to extend the maturity date to February 8, 2029 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.90%.
(3)
We have entered into an interest rate swap which fixes the interest rate of this loan at 6.085%.
(4)
The outstanding balance reflects the fair value of the debt.
(5)
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

As of June 30, 2024 and December 31, 2023, we had approximately $233.1 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such term is defined in the respective loan agreements) as follows in the table below.

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

On April 30, 2024, we received a $19.2 million loan secured by Midtown Colonial and Midtown Lamonticello, which bears interest at a rate of 7.92% per annum and matures on May 1, 2027. We used a portion of the proceeds from the new mortgage loan to pay off the loan that was previously secured by Midtown Colonial and Midtown Lamonticello (the “Basis Term Loan”).

As of June 30, 2024, we were in compliance with all covenants under our debt agreements.

See Note 7, “Debt” for further information.

Fortress Preferred Equity Investment

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP entered into a Preferred Equity Investment Agreement with the Fortress Member pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for the Fortress Preferred Interest.

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight properties. As of June 30, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza (collectively, the “Excluded Properties”).

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until certain of the Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of June 30, 2024, the Capitalized Preferred Return was approximately $15.1 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three months ended June 30, 2024 and 2023, we recognized $1.2 million and $1.1 million, respectively, of Current Preferred Return and $1.9 million and $2.5 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity. For the six months ended June 30, 2024 and 2023, we recognized $2.3 million and $2.1 million, respectively, of Current Preferred Return and $3.8 million and $4.9 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

On May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver. Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, upon the occurrence of a Trigger Event, the Fortress Member would have the right (among other rights) to (i) remove the Operating Partnership as the managing member of the Eagles Sub-OP and to serve as the managing member until the Fortress Member is paid the Redemption Amount, (ii) cause the Eagles Sub-OP to sell one or more properties until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount, (iii) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, and (iv) terminate all property management and other service agreements with our affiliates. Further, the mezzanine loan agreement for the Fortress Mezzanine Loan provides for cross-default in the event of a Trigger Event.

See Note 9 “Fortress Preferred Equity Investment” for further information.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
(in thousands)	2024	2023	Change
Cash and cash equivalents and restricted cash at beginning of period	$13,797	$17,031	$(3,234)
Net cash from operating activities	(343)	(2,354)	2,011
Net cash from investing activities	(2,994)	19,290	(22,284)
Net cash from financing activities	13,000	(13,943)	26,943
Cash and cash equivalents and restricted cash at end of period	$23,460	$20,024	$3,436

Operating Activities- Cash from operating activities increased by approximately $2.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Operating cash flows were primarily impacted by a net increase in changes in operating assets and liabilities of approximately $2.3 million, of which approximately $1.8 million and $0.8 million was related to the net change in accounts payable and accounts receivable, respectively. This increase was partially offset by approximately $0.3 million and $0.1 million changes in deferred revenue and other assets, respectively.

Investing Activities- Cash from investing activities during the six months ended June 30, 2024 decreased by approximately $22.3 million compared to the six months ended June 30, 2023. This decrease resulted primarily from the $22.4 million of proceeds received from the sale of the Spotswood property in 2023 and a $0.4 million increase in capital expenditures for real estate during the six months ended June 30, 2024 as compared to the corresponding period in 2023. This decrease was partially offset by approximately $0.5 million of insurance proceeds received in 2024 relating to fire damage at one of our retail properties.

Financing Activities- Cash from financing activities during the six months ended June 30, 2024 increased by approximately $26.9 million compared to the six months ended June 30, 2023. The increase resulted primarily from (i) the $11.9 million repayment of the Spotswood mortgage loan in 2023 with proceeds from the sale of the Spotswood property, (ii) a net increase of $10.6 million from the financing of the Midtown Colonial and Midtown Lamonticello properties that were previously collateral for the Basis Term Loan, with a portion of the proceeds used to pay off the Basis Term Loan, (iii) a net increase in the Vista Shops at Golden Mile Loan of approximately $4.9 million from the refinance of the loan, (iv) the $3.9 million redemption of the preferred interest in one of our subsidiaries in 2023 with proceeds from the sale of the Spotswood property and the refinancing of the mortgage loan secured by Highlandtown, and (v) additional draws of $1.8 million relating to the Cromwell Field Shopping Center Loan. These increases were partially offset by (i) $3.5 million related to the new mortgage loan secured by Highlandtown in 2023, (ii) net proceeds of $1.4 million related to the Greenwood Village interest rate swap, (iii) a $0.8 million increase in debt origination and discount fees, and (iv) a decrease in scheduled principal payments on loans of approximately $0.2 million as compared to the corresponding period in 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023:

The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

The Fortress Member has substantial rights under the Eagles Sub-OP Operating Agreement. Under this agreement, the following require the approval of the Fortress Member:

•
the adoption and approval of annual corporate and property budgets;
•
the amendment, renewal, termination or modification of Material Contracts (as defined in the Eagles Sub-OP Operating Agreement), leases over 5,000 square feet and certain loan documents;
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

Under the Eagles Sub-OP Operating Agreement, “Trigger Events” include, but are not limited to, the following: (i) fraud, gross negligence, willful misconduct, criminal acts or intentional misappropriation of funds with respect to a property owned by the Company or any of its subsidiaries; (ii) a Bankruptcy Event with respect to the Company or any of its subsidiaries, except for an involuntary bankruptcy that is dismissed within 90 days of commencement; (iii) a material breach of certain provisions of the Eagles Sub-OP Operating Agreement; (iv) monetary defaults or material non-monetary defaults under the Fortress Mezzanine Loan or the mortgage loans secured by properties owned directly or indirectly by the Eagles Sub-OP; (v) failure to meet the minimum total yield requirements under the Eagles Sub-OP Operating Agreement; (vi) failure to pay the Current Preferred Return (subject to a limited cure period) or failure to make distributions as required by the Eagles Sub-OP Operating Agreement; (vii) the occurrence of a Change of Control (as defined in the Eagles Sub-OP Operating Agreement); (viii) Mr. Jacoby (A) ceasing to be employed as the chief executive officer of the Company, (B) not being activity involved in the management of the Company or (C) failing to hold an aggregate of at least 3,802,594 shares of common stock and OP units, in each case subject to the Company’s right to appoint a replacement chief executive officer reasonably acceptable to the Fortress Member within 90 days; and (ix) material breaches or material defaults of the Company, the Operating Partnership or their subsidiaries under certain other agreements related to the Preferred Equity Investment.

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

Under certain circumstances, including in the event of a Trigger Event or if a Qualified Public Offering (as defined in the Eagles Sub-OP Operating Agreement) has not occurred by November 22, 2027, the Fortress Member may remove the Operating Partnership as the managing member of the Eagles Sub-OP. If the Fortress Member removes the Operating Partnership and becomes the managing member of the Eagles Sub-OP, the Eagles Sub-OP Operating Agreement only requires the Fortress Member to act in a manner consistent with other institutional preferred equity investors that have exercised remedies to remove managing members. Moreover, in such a circumstance, the Eagles Sub-OP Operating Agreement specifically reserves the Fortress Member’s right to (i) sell any property to a third-party buyer unaffiliated with the Fortress Member, (ii) take any action in connection with curing or reacting to a default under any mortgage loan and (iii) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. Accordingly, in the event the Fortress Member becomes the managing member of the Eagles Sub-OP, it may take actions that are not in the best interest of us and our stockholders.

On May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver.

The Fortress Member’s rights may significantly impede our ability to operate our business and manage our properties. Furthermore, these rights may prevent us from engaging in transactions, including change of control or financing transactions, that otherwise would be attractive to us. The foregoing could adversely affect our financial condition, results of operations and cash flows, the market value of our common stock and our ability to pay dividends to our common stockholders in the future. In addition, failure to comply with any of these covenants, or the Fortress Member’s revocation of its waiver of the total yield failure as of March 31, 2024, could cause a Trigger Event, which would result in the Fortress Member having certain rights, including the right to remove the Operating Partnership as the managing member of the Eagles Sub-OP, and, therefore, could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive loss of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: August 13, 2024	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: August 13, 2024	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)