Form 10-Q
period 2024-09-30
Broad Street Realty, Inc.
filed 2024-11-13
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 35,041,443 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
		(audited)
Assets
Real estate properties
Land	$54,936	$54,936
Building and improvements	287,476	281,598
Intangible lease assets	32,967	33,374
Construction in progress	502	5,462
Furniture and equipment	1,756	1,711
Less accumulated depreciation and amortization	(63,187)	(51,890)
Total real estate properties, net	314,450	325,191

Cash and cash equivalents	18,013	9,779
Restricted cash	4,802	4,018
Straight-line rent receivable	4,043	3,090
Tenant and accounts receivable, net of allowance of $332 and $194, respectively	1,424	1,918
Derivative assets	245	796
Other assets, net	6,439	6,327
Total Assets	$349,416	$351,119

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $15,450 and $16,187, respectively, at fair value under the fair value option)	$245,828	$231,049
Accounts payable and accrued liabilities	14,373	15,457
Unamortized intangible lease liabilities, net	379	633
Payables due to related parties	45	63
Deferred revenue	946	827
Total liabilities	261,571	248,029

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	96,372	87,288

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 35,041,443 and 33,417,101 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	350	334
Additional paid in capital	43,518	55,186
Accumulated deficit	(45,777)	(36,387)
Accumulated other comprehensive income	304	547
Total Broad Street Realty, Inc. stockholders' (deficit) equity	(1,605)	19,680
Noncontrolling interest	(6,922)	(3,878)
Total permanent (deficit) equity	(8,527)	15,802
Total Liabilities, Temporary Equity and Permanent Equity	$349,416	$351,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$9,666	$9,206	$28,432	$29,671
Commissions	503	751	1,829	2,270
Management fees and other income	44	90	154	211
Total revenues	10,213	10,047	30,415	32,152
Operating Expenses
Cost of services	507	693	1,572	1,778
Property operating	2,800	3,027	8,540	9,233
Depreciation and amortization	3,698	3,986	11,307	14,844
Impairment of real estate assets	119	762	560	929
Impairment of real estate assets held for sale	—	396	—	2,353
Bad debt expense	15	40	225	106
General and administrative	3,002	2,990	9,504	9,340
Total operating expenses	10,141	11,894	31,708	38,583
(Loss) gain on disposal of property	—	(108)	—	11,511
Operating gain (loss)	72	(1,955)	(1,293)	5,080

Other income (expense)
Interest and other income	277	106	745	136
Derivative fair value adjustment	(1,432)	(33)	(465)	(18)
Net (loss) gain on fair value change of debt held under the fair value option	(557)	(816)	1,996	1,288
Interest expense	(4,695)	(4,585)	(13,584)	(14,101)
Loss on extinguishment of debt	—	(21)	(7)	(36)
Other expense	11	(51)	(21)	(70)
Total other expense	(6,396)	(5,400)	(11,336)	(12,801)
Net loss before income taxes	(6,324)	(7,355)	(12,629)	(7,721)
Income tax benefit (expense)	56	2,276	(78)	3,968
Net loss	$(6,268)	$(5,079)	$(12,707)	$(3,753)
Less: Preferred equity return on Fortress preferred equity	(3,181)	(3,716)	(9,287)	(10,712)
Less: Preferred equity accretion to redemption value	(1,004)	(583)	(3,356)	(1,754)
Less: Preferred OP units return	(151)	(122)	(434)	(352)
Plus: Net loss attributable to noncontrolling interest	1,351	1,633	3,317	2,779
Net loss attributable to common stockholders	$(9,253)	$(7,867)	$(22,467)	$(13,792)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.26)	$(0.22)	$(0.63)	$(0.39)

Weighted average shares outstanding
Basic and diluted	35,997,585	35,691,830	35,926,369	35,576,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,268)	$(5,079)	$(12,707)	$(3,753)
Other comprehensive (loss) income:
Change in fair value due to credit risk on debt held under the fair value option	(2,243)	287	(243)	687
Total other comprehensive (loss) income	(2,243)	287	(243)	687
Comprehensive loss	$(8,511)	$(4,792)	$(12,950)	$(3,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2022	500	$—	32,256,974	$323	$72,097	$(33,294)	$56	$(437)	$38,745
Forfeiture of restricted stock	—	—	(6,695)	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,126)	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	166,125	1	213	—	—	—	214
Preferred equity return on preferred equity investment	—	—	—	—	(3,427)	—	—	—	(3,427)
Preferred equity accretion	—	—	—	—	(415)	—	—	—	(415)
Preferred OP Units return	—	—	—	—	(112)	—	—	66	(46)
Other comprehensive income	—	—	—	—	—	—	1,732	—	1,732
Net loss	—	—	—	—	—	(646)	—	(1,014)	(1,660)
Balance at March 31, 2023	500	—	32,412,278	324	68,350	(33,940)	1,788	(1,385)	35,137
Grants of restricted stock	—	—	419,618	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(9,649)	—	—	—	—	—	—
Stock-based compensation	—	—	287,743	7	544	—	—	—	551
Preferred equity return on preferred equity investment	—	—	—	—	(3,569)	—	—	—	(3,569)
Preferred equity accretion	—	—	—	—	(756)	—	—	—	(756)
Preferred OP Units return	—	—	—	—	(118)	—	—	164	46
Other comprehensive loss	—	—	—	—	—	—	(1,332)	—	(1,332)
Net income (loss)	—	—	—	—	—	3,118	—	(132)	2,986
Balance at June 30, 2023	500	—	33,109,990	331	64,451	(30,822)	456	(1,353)	33,063
Forfeiture of restricted stock	—	—	(3,447)	—	—	—	—	—	—
Stock-based compensation	—	—	25,500	—	354	—	—	—	354
Preferred equity return on preferred equity investment	—	—	—	—	(3,716)	—	—	—	(3,716)
Preferred equity accretion	—	—	—	—	(583)	—	—	—	(583)
Preferred OP Units return	—	—	—	—	(122)	—	—	122	—
Other comprehensive loss	—	—	—	—	—	—	287	—	287
Net loss	—	—	—	—	—	(3,446)	—	(1,633)	(5,079)
Balance at September 30, 2023	500	$—	33,132,043	$331	$60,384	$(34,268)	$743	$(2,864)	$24,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Continued)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
Balance at December 31, 2023	500	$—	33,417,101	$334	$55,186	$(36,387)	$547	$(3,878)	$15,802
Shares surrendered for taxes upon vesting	—	—	(27,087)	—	(24)	—	—	—	(24)
Stock-based compensation	—	—	11,945	—	360	—	—	—	360
Preferred equity return on preferred equity investment	—	—	—	—	(3,022)	—	—	—	(3,022)
Preferred equity accretion	—	—	—	—	(1,379)	—	—	—	(1,379)
Preferred OP Units return	—	—	—	—	(139)	—	—	139	—
Other comprehensive income	—	—	—	—	—	—	740	—	740
Net loss	—	—	—	—	—	(1,099)	—	(839)	(1,938)
Balance at March 31, 2024	500	—	33,401,959	334	50,982	(37,486)	1,287	(4,578)	10,539
Grants of restricted stock	—	—	1,519,154	—	—	—	—	—	—
Stock-based compensation	—	—	29,452	16	419	—	—	—	435
Preferred equity return on preferred equity investment	—	—	—	—	(3,084)	—	—	—	(3,084)
Preferred equity accretion	—	—	—	—	(973)	—	—	—	(973)
Preferred OP Units return	—	—	—	—	(144)	—	—	144	—
Other comprehensive income	—	—	—	—	—	—	1,260	—	1,260
Net loss	—	—	—	—	—	(3,374)	—	(1,127)	(4,501)
Balance at June 30, 2024	500	—	34,950,565	350	47,200	(40,860)	2,547	(5,561)	3,676
Issuance of common stock	—	—	52,485	—	161	—	—	(161)	—
Stock-based compensation	—	—	38,393	—	493	—	—	—	493
Preferred equity return on preferred equity investment	—	—	—	—	(3,181)	—	—	—	(3,181)
Preferred equity accretion	—	—	—	—	(1,004)	—	—	—	(1,004)
Preferred OP Units return	—	—	—	—	(151)	—	—	151	—
Other comprehensive loss	—	—	—	—	—	—	(2,243)	—	(2,243)
Net loss	—	—	—	—	—	(4,917)	—	(1,351)	(6,268)
Balance at September 30, 2024	500	$—	35,041,443	$350	$43,518	$(45,777)	$304	$(6,922)	$(8,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(12,707)	$(3,753)
Adjustments to reconcile net loss to net cash from operating activities
Deferred income taxes	—	(3,968)
Depreciation and amortization	11,307	14,844
Amortization of deferred financing costs and debt discounts	652	657
Amortization of above and below market lease intangibles, net	210	227
Minimum multiple on preferred interests	—	(331)
Loss on extinguishment of debt	7	36
Gain on disposal of property	—	(11,511)
Impairment of real estate assets	560	929
Impairment of real estate assets held for sale	—	2,353
Straight-line rent revenue	(834)	(945)
Straight-line rent expense	103	(32)
Stock-based compensation	1,288	1,119
Change in fair value of derivatives	465	18
Change in fair value of debt held under the fair value option	(1,996)	(1,288)
Bad debt expense	225	106
Write-off of pre-acquisition costs	1	—
Write-off related party receivables	5	—
Changes in operating assets and liabilities
Accounts receivable	269	70
Other assets	(467)	(198)
Accounts payable and accrued liabilities	462	(1,106)
Payables due to related parties	(18)	7
Deferred revenues	119	(284)
Net cash from operating activities	(349)	(3,050)
Cash flows from investing activities
Cash received on disposition of real estate, net of selling costs	—	44,779
Capitalized pre-acquisition costs, net of refunds	5	—
Insurance proceeds	2,125	—
Capital expenditures for real estate	(4,038)	(4,829)
Net cash from investing activities	(1,908)	39,950
Cash flows from financing activities
Borrowings under debt agreements	37,082	21,024
Repayments under debt agreements	(21,154)	(53,854)
Preferred equity return on preferred equity investment	(3,559)	(3,178)
Proceeds related to interest rate swap	—	2,171
Payments related to interest rate swap	—	(773)
Taxes remitted upon vesting of restricted stock	(24)	(6)
Debt origination and discount fees	(1,070)	(555)
Net cash from financing activities	11,275	(35,171)
Increase in cash, cash equivalents, and restricted cash	9,018	1,729
Cash, cash equivalents and restricted cash at beginning of period	13,797	17,031
Cash, cash equivalents and restricted cash at end of period	$22,815	$18,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$18,013	$13,931
Restricted cash	4,802	4,829
Cash, cash equivalents and restricted cash at end of period	$22,815	$18,760
Supplemental Cash Flow Information
Interest paid	$11,934	$13,510
Taxes paid, net of refunds	$35	$19

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	$(5,715)	$(7,514)
Accrued Current Preferred Return	$(402)	$(365)
Capitalized interest on Mezzanine loan	$(1,016)	$(822)
Accrued capital expenditures for real estate	$90	$1,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

September 30, 2024

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of September 30, 2024, the Company had gross real estate assets of $374.5 million (gross real estate properties less gross real estate intangibles liabilities) in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2024, the Company owned 86.4% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

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

Specifically, as of September 30, 2024, the Company had three mortgage loans with a combined principal balance outstanding of approximately $24.2 million that mature within twelve months of the date that these condensed consolidated financial statements are issued. On October 28, 2024, the Company entered into an agreement to extend the maturity date of one of the mortgage loans to March 1, 2025. The Company is seeking to refinance these loans prior to maturity in January 2025, March 2025 and June 2025. Management is in discussions with the current lenders as well as various other lenders to extend or refinance these three mortgage loans prior to maturity. Although the Company has a history of demonstrating its ability to successfully refinance its loans as they come due, there can be no assurances that the Company will be successful in its efforts to refinance the loans on favorable terms or at all. While it is not the Company's current plan, the Company also has the option to sell properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If the Company is ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, the Company would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

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

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of September 30, 2024.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on April 1, 2024. During the nine months ended September 30, 2024, there were no material changes to these policies.

Change in Presentation

The Company has made certain reclassifications to prior period financial statements in order to enhance the comparability with current period condensed consolidated financial statements. These reclassifications had no effect on net loss or cash flows from operations.

Accounting Guidance

Adoption of Accounting Standards

There were no adopted pronouncements during the nine months ended September 30, 2024 that impacted the Company.

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

Note 3 – Real Estate

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of September 30, 2024, which includes rental income for the nine months ended September 30, 2024 and 2023.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the nine months ended September 30,
Location	September 30, 2024	September 30, 2024	September 30, 2024	2024	2023
Maryland	6	$102,462	27.4%	$9,927	$9,214
Virginia (1)	5	198,676	53.0%	11,754	12,395
Pennsylvania (2)	―	—	—	—	1,501
Washington D.C.	1	8,380	2.2%	596	438
Colorado	3	65,020	17.4%	6,155	6,123
	15	$374,538	100.0%	$28,432	$29,671

(1)
Rental income for the nine months ended September 30, 2023 includes $1.2 million of rental income from Spotswood Valley Square Shopping Center, which was sold on June 30, 2023.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Assets:
Above-market leases	$4,153	$4,153
Above-market leases accumulated amortization	(2,909)	(2,469)
In-place leases	28,814	29,221
In-place leases accumulated amortization	(22,171)	(20,094)
Total real estate intangible assets, net	$7,887	$10,811

Liabilities
Below-market leases	$3,099	$3,146
Below-market leases accumulated amortization	(2,720)	(2,513)
Total real estate intangible liabilities, net	$379	$633

For the three months ended September 30, 2024 and 2023, the Company recognized amortization related to in-place leases of approximately $0.7 million and $1.1 million, respectively, and net amortization related to above-market leases and below-market leases for each of the three months ended September 30, 2024 and 2023 of approximately $0.1 million in its condensed consolidated statements of operations.

For the nine months ended September 30, 2024 and 2023, the Company recognized amortization related to in-place leases of approximately $2.3 million and $5.5 million, respectively, and net amortization related to above-market leases and below-market leases for each of the nine months ended September 30, 2024 and 2023 of approximately $0.2 million in its condensed consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of September 30, 2024:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2024	$539	$118	$(48)	$609
2025	2,024	449	(153)	2,320
2026	1,433	253	(83)	1,603
2027	933	167	(44)	1,056
2028	503	112	(26)	589
2029	383	80	(14)	449
Thereafter	828	65	(11)	882
Total	$6,643	$1,244	$(379)	$7,508

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of September 30, 2024, the weighted average remaining amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 2.0 years, 2.4 years and 0.9 years, respectively.

Note 5 - Tenant and Accounts Receivable

Items included in tenant and accounts receivable, net on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 are detailed in the table below:

(in thousands)	September 30, 2024	December 31, 2023
Tenant receivable, net	$375	$255
Accounts receivable, net	1,049	1,663
Total tenant and accounts receivable, net	$1,424	$1,918

Note 6 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 are detailed in the table below:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid assets and deposits	$1,483	$1,380
Leasing commission costs and incentives, net	2,344	2,141
Right-of-use assets, net	1,306	1,494
Pre-acquisition costs	—	6
Other receivables, net	62	35
Corporate property, net	122	144
Receivables from related parties	1,122	1,127
Total assets	$6,439	$6,327

Receivables due from related parties as of September 30, 2024 and December 31, 2023 are described further in Note 16 “Related Party Transactions.”

Note 7 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 are detailed in the table below:

(in thousands)	September 30, 2024	December 31, 2023
Trade payable	$1,814	$2,372
Accrued operating and administrative expenses (1)	5,651	5,781
Security deposit	2,404	2,340
Real estate tax payable	1,235	1,222
Interest payable	1,195	1,213
Derivative liability	581	668
Lease payable	1,436	1,521
Income tax payable	57	340
Accounts payable and accrued liabilities	$14,373	$15,457

(1)
The table below provides additional details for items included in “Accrued operating and administrative expenses” as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Payroll and payroll related expenses	$1,069	$1,099
Accrued cost of services	1,011	1,004
Accrued legal and professional fees	1,121	810
Insurance proceeds for repairs	1,081	3
Accrued construction in progress	33	732
Accrued property operating expenses	680	729
Other accrued expenses	656	1,404
Accrued operating and administrative expenses	$5,651	$5,781

Note 8 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at September 30, 2024 and December 31, 2023:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	September 30, 2024	December 31, 2023
Basis Term Loan (net of discount of $0 and $21, respectively)	July 1, 2024	Floating (2)	N/A	$—	$8,491	(3)
Hollinswood Shopping Center Loan	December 1, 2024 (4)	SOFR + 2.36% (5)	4.06%	12,188	12,437
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,776	2,868
Vista Shops at Golden Mile Loan (net of discount of $87 and $9, respectively) (6)	February 8, 2029	Fixed	6.90%	16,044	11,252
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	7.60%	9,197	9,198
Crestview Shopping Center Loan (net of discount of $38 and $53, respectively)	September 29, 2026	Fixed	7.83%	11,929	11,947
Lamar Station Plaza West Loan (net of discount of $59 and $73, respectively)	December 10, 2027	Fixed	5.67%	18,668	18,927
Highlandtown Village Shopping Center Loan (net of discount of $31 and $38, respectively)	May 10, 2028	SOFR + 2.5% (7)	6.085%	8,719	8,712
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $187 and $0, respectively) (8)	May 1, 2027	Fixed	7.92%	18,973	—
Midtown Row Loan (net of discount of $15 and $19, respectively)	December 1, 2027	Fixed	6.48%	75,985	75,981
Midtown Row/Fortress Mezzanine Loan (9)	December 1, 2027	Fixed	13.00% (10)	15,450	16,187
Cromwell Field Shopping Center Loan (net of discount of $49 and $60, respectively)	December 22, 2027	Fixed	6.71%	12,381	10,597
Coral Hills Shopping Center Loan (net of discount of $174 and $189, respectively)	October 31, 2033	Fixed	6.95%	12,429	12,560
West Broad Shopping Center Loan (net of discount of $81 and $88, respectively)	December 21, 2033	Fixed	7.00%	11,589	11,712
The Shops at Greenwood Village (net of discount of $67 and $80, respectively)	October 10, 2028	SOFR + 2.85% (11)	5.85%	21,790	22,218
				$248,118	$233,087
Unamortized deferred financing costs, net				(2,290)	(2,038)
Total Mortgage and Other Indebtedness				$245,828	$231,049

(1)
Interest rates are as of September 30, 2024.
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
(4)
On October 28, 2024, the Company entered into an agreement to extend the maturity date of this loan to March 1, 2025.
(5)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 4.06% until December 1, 2024.
(6)
On February 8, 2024, the Company refinanced the Vista Shops at Golden Mile Loan to extend the maturity date to February 8, 2029 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.90%.
(7)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 6.085%.
(8)
This loan was originated on April 30, 2024.
(9)
The outstanding balance reflects the fair value of the debt.
(10)
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
(11)
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

Mortgage Indebtedness

As of September 30, 2024 and December 31, 2023, the Company had approximately $232.7 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties.

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

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at September 30, 2024 and December 31, 2023 was $15.4 million and $16.2 million, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized a net loss of $0.6 million and $0.8 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net loss of $2.2 million and a net gain of $0.3 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For the three months ended September 30, 2024 and 2023, the Company recognized $0.6 million and $0.5 million, respectively, of interest expense in the condensed consolidated statements of operations, each of which includes $0.3 million of Capitalized Interest recorded in the condensed consolidated balance sheets.

For the nine months ended September 30, 2024 and 2023, the Company recognized a net gain of $2.0 million and $1.3 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net loss of $0.2 million and a net gain of $0.7 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For the nine months ended September 30, 2024 and 2023, the Company recognized $1.6 million and $1.4 million, respectively, of interest expense in the condensed consolidated statements of operations, which includes $1.0 million and $0.8 million, respectively, of Capitalized Interest recorded in the condensed consolidated balance sheets.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of September 30, 2024:

(dollars in thousands)	Amount Due
Remainder of 2024	$12,830
2025	14,144
2026	14,867
2027	142,589
2028	28,878
2029	15,423
Thereafter	21,984
250,715
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(4,887)
Total	$245,828

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

The Company also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06% until December 1, 2024. The swap agreements are effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended September 30, 2024 and 2023, the Company recognized losses of approximately $1.5 million and gains of approximately $0.3 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized losses of approximately $1.1 million and gains of less than $0.1 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023 was an interest rate swap asset of approximately $0.2 million and $0.8 million, respectively, and an interest rate swap liability of $0.6 million at September 30, 2024. The interest rate swap asset is included in Derivative assets and the interest rate swap liability is included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of September 30, 2024, the Company was in compliance with all covenants under its debt agreements.

Note 9 – Commitments and Contingencies

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

Note 10 – Fortress Preferred Equity Investment

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

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP, entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member, the only holder of a preferred membership interest in the Eagles Sub-OP, entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight additional properties. As of September 30, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza (collectively, the “Excluded Properties”).

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Fortress Preferred Interest each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until certain of the Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. As of September 30, 2024 and December 31, 2023, the Capitalized Preferred Return was approximately $17.1 million and $11.3 million, respectively, and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three months ended September 30, 2024 and 2023, the Company recognized $1.2 million and $1.1 million, respectively, of Current Preferred Return and $2.0 million and $2.6 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity. For the nine months ended September 30, 2024 and 2023, the Company recognized $3.6 million and $3.2 million, respectively, of Current Preferred Return and $5.7 million and $7.5 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement). In addition, the Company is required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $9.7 million and $3.1 million as of September 30, 2024 and December 31, 2023, respectively, and is reflected in cash and cash equivalents.

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

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Fortress Preferred Interest is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Fortress Preferred Interest and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three months ended September 30, 2024 and 2023, the Company recognized a gain of $0.1 million and a loss of $0.3 million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized a gain of $0.6 million and less than $0.1 million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. The derivative liability was less than $0.1 million and $0.7 million at September 30, 2024 and December 31, 2023, respectively, and is reflected in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

The following table summarizes the preferred equity investment activities for the nine months ended September 30, 2024 and 2023.

(thousands)	Preferred Equity Investment
Balance at December 31, 2023	$87,288
Preferred equity return	9,287
Preferred equity payment	(3,559)
Preferred equity accretion	3,356
Balance at September 30, 2024	$96,372

(thousands)	Preferred Equity Investment
Balance at December 31, 2022	$73,697
Preferred equity return	10,712
Preferred equity payment	(3,179)
Preferred equity accretion	1,754
Balance at September 30, 2023	$82,984

Note 11 – Equity

Common Stock

On January 2, 2024, April 5, 2024 and July 1, 2024, the Company issued 11,945, 29,452, and 38,393 shares of common stock, respectively, to one of its directors in lieu of such director’s cash retainers. The foregoing shares were issued under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Plan”). Compensation expense for each of the three and nine months ended September 30, 2024 was less than $0.1 million and was included in general and administrative expenses on the condensed consolidated statement of operations.

On July 1, 2024, the Company issued 52,484 shares of common stock in connection with the redemption of OP units.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of September 30, 2024 and December 31, 2023, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of September 30, 2024, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of September 30, 2024 and December 31, 2023, the Company owned an 86.4% and 85.7% interest, respectively, in the Operating Partnership.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares.
On April 9, 2024, the Company’s board of directors approved a further amendment and restatement of the Plan, which increased the number of shares of the Company's common stock reserved for issuance under the Plan by 1,400,000 shares, from 5,120,000 shares to 6,520,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of September 30, 2024, there were 205,932 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the nine months ended September 30, 2024 and 2023.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2023	775,369	$0.99
Granted	1,519,154	0.40
Vested	(190,665)	1.20
Outstanding as of September 30, 2024	2,103,858	$0.54

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2022	159,439	$2.24
Granted	419,618	0.78
Vested	(59,607)	2.25
Forfeitures	(19,791)	1.69
Outstanding as of September 30, 2023	499,659	$1.04

Of the restricted shares that vested during the nine months ended September 30, 2024, 27,087 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three months ended September 30, 2024 and 2023 was approximately $0.2 million and $0.1 million, respectively, and approximately $0.5 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively, and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of September 30, 2024 was approximately $0.5 million and will be recognized over a weighted-average period of 0.9 years.

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

Compensation expense related to the RSUs for each of the three months ended September 30, 2024 and 2023 was approximately $0.2 million and approximately $0.7 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, and was included in general and administrative expenses on the condensed consolidated statement of operations. The remaining unrecognized costs from RSU awards as of September 30, 2024 was approximately $1.2 million and will be recognized over 1.3 years.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of MedAmerica. Details of these options for the nine months ended September 30, 2023 are presented in the tables below:

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

Note 12 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three and nine months ended September 30, 2024 and 2023 by type of service:

	Topic 606	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Revenue Recognition	2024	2023	2024	2023
Topic 606 Revenues
Leasing commissions	Point in time	$480	$675	$1,667	$2,010
Property and asset management fees	Over time	32	27	101	89
Sales commissions	Point in time	23	76	162	260
Development fees	Over time	—	33	1	42
Engineering services	Over time	12	18	52	47
Topic 606 Revenue		547	829	1,983	2,448
Out of Scope of Topic 606 revenue
Rental income		9,666	9,206	28,432	29,671
Sublease income		—	12	—	33
Total Out of Scope of Topic 606 revenue		9,666	9,218	28,432	29,704
Total Revenue		$10,213	$10,047	$30,415	$32,152

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of September 30, 2024 are reflected in the table below.

(in thousands)
Remainder of 2024	$7,816
2025	27,217
2026	19,450
2027	17,442
2028	14,610
2029	11,531
Thereafter	36,374
Total	$134,440

Note 13 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three months ended September 30, 2024 and 2023 was approximately 7.9 million and 7.1 million, respectively. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the nine months ended September 30, 2024 and 2023 was approximately 7.9 million and 7.0 million, respectively.

The following table sets forth the computation of earnings per common share for the three and nine months ended September 30, 2024 and 2023:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net loss	$(6,268)	$(5,079)	$(12,707)	$(3,753)
Less: Preferred equity return on Fortress preferred equity	(3,181)	(3,716)	(9,287)	(10,712)
Less: Preferred equity accretion to redemption value	(1,004)	(583)	(3,356)	(1,754)
Less: Preferred OP units return	(151)	(122)	(434)	(352)
Plus: Net loss attributable to noncontrolling interest	1,351	1,633	3,317	2,779
Net loss attributable to common stockholders	$(9,253)	$(7,867)	$(22,467)	$(13,792)
Denominator
Basic weighted-average common shares	35,998	35,692	35,926	35,577
Dilutive potential common shares	—	—	—	—
Diluted weighted-average common shares	35,998	35,692	35,926	35,577

Net loss per common share- basic and diluted	$(0.26)	$(0.22)	$(0.63)	$(0.39)

Note 14 – Fair Value of Financial Instruments

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

		Fair Value Measurements
(in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$245	$—	$245	$—

Liabilities:
Derivative instruments (1)	$581	$—	$581	$—
Fortress Mezzanine Loan	$15,450	$—	$15,450	$—

(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$796	$—	$796	$—

Liabilities:
Derivative instruments (1)	$668	$—	$668	$—
Fortress Mezzanine Loan	$16,187	$—	$16,187	$—
(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

The derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. See Note 8 “—Interest Rate Cap and Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

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

	At September 30, 2024
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,013	$18,013	$—	$—
Restricted cash	$4,802	$4,802	$—	$—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$51,894	$—	$51,894	$—
Mortgage and other indebtedness, net - fixed rate	$180,774	$—	$186,159	$—

	At December 31, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,779	$9,779	$—	$—
Restricted cash	4,018	4,018	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$61,056	$—	$61,056	$—
Mortgage and other indebtedness, net - fixed rate	155,844	—	159,065	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of September 30, 2024 and December 31, 2023 due to the short-term nature of these instruments (Level 1).

At September 30, 2024 and December 31, 2023, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at September 30, 2024 and December 31, 2023 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of September 30, 2024 and December 31, 2023 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 15 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended September 30, 2024 and 2023 reflects an income tax benefit of $0.1 million and $2.3 million, respectively, at an estimated annual effective tax rate of (0.24)% and 22.6%, respectively. The provision for income taxes for the nine months ended September 30, 2024 and 2023 reflects an income tax (expense) benefit of $(0.1) million and $4.0 million, respectively, at an estimated annual effective tax rate of (0.24)% and 22.6%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the loss attributable to the Operating Partnership and net gain on change in fair value of debt held under the fair value option, each of which is not subject to federal tax and state income taxes. As of September 30, 2024 and December 31, 2023, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the three months ended September 30, 2024 and 2023, the Company recorded a valuation allowance of $1.8 million and $0.4 million, respectively, against the deferred tax asset. For the nine months ended September 30, 2024 and 2023, the Company recorded a valuation allowance of $5.4 million and $1.5 million, respectively, against the deferred tax asset.

Note 16 – Related Party Transactions

Receivables and Payables

As of each of September 30, 2024 and December 31, 2023, the Company had $1.1 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.1 million at September 30, 2024 and December 31, 2023 relates to the merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of September 30, 2024 and December 31, 2023, the Company had less than $0.1 million and approximately $0.1 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets.

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

Legal Fees

Samuel Spiritos, a director of the Company, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During each of the three months ended September 30, 2024 and 2023, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP. During the nine months ended September 30, 2024 and 2023, the Company paid approximately $0.1 million and $0.3 million, respectively, in legal fees to Shulman Rogers LLP.

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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of September 30, 2024, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of September 30, 2024 and December 31, 2023. For additional information, see “—Our Portfolio.”

	As of	As of
	September 30, 2024	December 31, 2023
Number of properties	15	15
Number of states	4	4
Total square feet (in thousands)	1,919	1,916
Retail	1,657	1,654
Residential	262	262
Leased % of rentable square feet (1):
Total portfolio	90.7%	90.1%
Retail	88.9%	88.5%
Residential	100.0%	100.0%
Occupied % of rentable square feet (1):
Total portfolio	89.3%	86.2%
Retail	87.1%	84.1%
Residential	100.0%	100.0%
Total residential units/beds	240/620	240/620
Monthly residential base rent per bed	$1,277.51	$1,099.26
Annualized residential base rent per leased square foot (2)	$36.23	$31.22
Annualized retail base rent per leased square foot (2)	$15.14	$14.99
(1)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of September 30, 2024 or December 31, 2023, as applicable, divided by (b) total GLA as of September 30, 2024 or December 31, 2023, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 89.3% and 86.2% as of September 30, 2024 and December 31, 2023, respectively.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2024 or December 31, 2023, as applicable.

The table below provides certain information regarding our retail portfolio as of September 30, 2024 and December 31, 2023. For additional information, see “—Our Portfolio.”

	As of	As of
	September 30, 2024	December 31, 2023
Total rentable square feet (in thousands)	1,657	1,654
Anchor spaces	854	843
Inline spaces	803	811
Leased % of rentable square feet (1):
Total retail portfolio	88.9%	88.5%
Anchor spaces	95.1%	95.0%
Inline spaces	82.2%	81.6%
Occupied % of rentable square feet (1):
Total retail portfolio	87.1%	84.1%
Anchor spaces	95.1%	88.8%
Inline spaces	78.5%	79.2%
Weighted average remaining lease term (in years) (2)	5.6	5.4

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of September 30, 2024 or December 31, 2023, as applicable, divided by (b) total GLA as of September 30, 2024 or December 31, 2023, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.1% and 84.1% as of September 30, 2024 and December 31, 2023, respectively.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of September 30, 2024, we owned 86.4% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

As of September 30, 2024, we owned 15 properties, of which 12 are located in the Mid-Atlantic region and three are located in Colorado. Retail properties comprise our entire portfolio except for a portion of one of our properties (Midtown Row), which includes a student housing property. Our retail properties have 1,656,687 total square feet of GLA. The following table provides additional information about the retail properties in our portfolio as of September 30, 2024.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$682,103	$24.10	3.1%	$8,380
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,008	88.2%	1,594,799	11.10	7.2%	18,333
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,514	100.0%	1,486,954	17.39	6.7%	16,680
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	95.6%	1,486,122	20.80	6.7%	18,707
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,606	87.6%	2,051,109	10.03	9.2%	19,819
The Shops at Greenwood Village	Greenwood Village, CO	2019	199,571	97.1%	3,456,779	17.85	15.4%	31,523
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,170,973	20.36	5.3%	7,450
Hollinswood Shopping Center	Baltimore, MD	2020	112,671	97.8%	1,812,383	16.45	8.1%	24,676
Lamar Station Plaza East	Lakewood, CO	1984	84,745	34.8%	538,362	18.23	2.4%	8,759
Lamar Station Plaza West	Lakewood, CO	2016	186,887	100.0%	2,154,895	11.53	9.6%	24,738
Midtown Colonial	Williamsburg, VA	2018	95,472	88.0%	1,060,035	12.61	4.8%	17,680
Midtown Lamonticello	Williamsburg, VA	2019	62,786	86.6%	951,981	17.51	4.3%	16,020
Midtown Row (Retail Portion)	Williamsburg, VA	2021	63,676	25.6%	428,710	26.27	1.9%	126,679
Vista Shops at Golden Mile	Frederick, MD	2009	98,674	100.0%	1,876,744	19.02	8.4%	15,130
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	97.8%	1,530,905	14.29	6.9%	19,964
Total			1,656,687	88.9%	$22,282,854	$15.14	100.0%	$374,538

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.

(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of September 30, 2024 divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.1% as of September 30, 2024.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of September 30, 2024, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2024.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of September 30, 2024, which includes rental income for the nine months ended September 30, 2024 and 2023.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the nine months ended September 30,
Location	September 30, 2024	September 30, 2024	September 30, 2024	2024	2023
Maryland	6	$102,462	27.4%	$9,927	$9,214
Virginia (1)	5	198,676	53.0%	11,754	12,395
Pennsylvania (2)	―	—	—	—	1,501
Washington D.C.	1	8,380	2.2%	596	438
Colorado	3	65,020	17.4%	6,155	6,123
	15	$374,538	100.0%	$28,432	$29,671

(1)
Rental income for the nine months ended September 30, 2023 includes $1.2 million of rental income from Spotswood Valley Square Shopping Center, which was sold on June 30, 2023.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on April 1, 2024. During the nine months ended September 30, 2024, there were no material changes to these policies. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of September 30, 2024, approximately 44.8% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of September 30, 2024, approximately 11.1% of our GLA was vacant and approximately 0.2% of our leases (based on GLA) were scheduled to expire on or before December 31, 2024. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

	For the Three Months Ended		Change
(dollars in thousands)	September 30, 2024	September 30, 2023	$	%
Revenues
Rental income	$9,666	$9,206	$460	5%
Commissions	503	751	(248)	(33%)
Management fees and other income	44	90	(46)	(51%)
Total revenues	10,213	10,047	166	2%
Operating Expenses
Cost of services	507	693	(186)	(27%)
Property operating	2,800	3,027	(227)	(7%)
Depreciation and amortization	3,698	3,986	(288)	(7%)
Impairment of real estate assets	119	762	(643)	(84%)
Impairment of real estate assets held for sale	—	396	(396)	(100%)
Bad debt expense	15	40	(25)	(63%)
General and administrative	3,002	2,990	12	0%
Total operating expenses	10,141	11,894	(1,753)	(15%)
Loss on disposal of property	—	(108)	108	(100%)
Operating income (loss)	72	(1,955)	2,027	104%

Other income (expense)
Interest and other income	277	106	171	161%
Derivative fair value adjustment	(1,432)	(33)	(1,399)	(4,239%)
Net loss on fair value change of debt held under the fair value option	(557)	(816)	259	32%
Interest expense	(4,695)	(4,585)	(110)	2%
Loss on extinguishment of debt	—	(21)	21	(100%)
Other expense	11	(51)	62	122%
Total other expense	(6,396)	(5,400)	(996)	18%
Net loss before income taxes	(6,324)	(7,355)	1,031	(14%)
Income tax benefit	56	2,276	(2,220)	(98%)
Net loss	$(6,268)	$(5,079)	$(1,189)	23%
Less: Preferred equity return on Fortress preferred equity	(3,181)	(3,716)	$535	(14%)
Less: Preferred equity accretion to redemption value	(1,004)	(583)	$(421)	72%
Less: Preferred OP units return	(151)	(122)	$(29)	24%
Plus: Net loss attributable to noncontrolling interest	1,351	1,633	(282)	(17%)
Net loss attributable to common stockholders	$(9,253)	$(7,867)	$(1,386)	18%

Revenues for the three months ended September 30, 2024 increased approximately $0.2 million, or 2%, compared to the three months ended September 30, 2023, as a result of an approximately $0.5 million increase in rental income primarily due to an increase in occupancy period over period. This increase was partially offset by a decrease in commissions due to lower transaction volume of leasing and management fees and other income.

Total operating expenses for the three months ended September 30, 2024 decreased approximately $1.8 million, or 15%, compared to the three months ended September 30, 2023, primarily due to (i) a $0.6 million decrease in impairment of real estate assets relating to early lease terminations, (ii) a $0.4 million impairment of real estate assets held for sale recognized in the third quarter of 2023 relating to a property that was disposed of during 2023, (iii) a $0.3 million decrease in depreciation and amortization expense primarily related to a $0.4 million decrease in amortization of in-place lease intangibles, partially offset by a $0.1 million increase in amortization of real property depreciation, (iv) a $0.2 million decrease in property operating expenses of which $0.1 million relates to the disposal of a property in the third quarter of 2023 and (v) a $0.2 million decrease in cost of services.

Loss on disposal of properties for the three months ended September 30, 2023 reflects the loss recognized in connection with the sale of Dekalb Plaza.

Interest and other income for the three months ended September 30, 2024 increased approximately $0.2 million compared to the three months ended September 30, 2023, primarily due to $0.1 million of bank interest income and $0.1 million of business interruption proceeds received during the third quarter of 2024.

The net loss on derivative fair value adjustment increased approximately $1.4 million compared to the three months ended September 30, 2023. The increase was primarily due to a $1.9 million decrease in the fair value of interest rate swaps, partially offset by a $0.4 million increase in the fair value of the embedded derivative liability relating to the Preferred Equity Investment and $0.1 million of losses recognized during the three months ended September 30, 2023 relating to an interest rate cap that matured on January 1, 2024.

Net gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the three months ended September 30, 2024 increased approximately $0.1 million, or 2%, compared to the three months ended September 30, 2023, primarily due to the incurrence of $0.2 million of interest expense relating to additional refinancings. This increase was partially offset by a $0.1 million decline in interest expense relating to debt that was repaid in connection with the sale of a property during the third quarter of 2023. We had additional net borrowings of approximately $13.3 million after September 30, 2023.

Income tax benefit for the three months ended September 30, 2024 decreased approximately $2.2 million compared to the three months ended September 30, 2023, which is primarily attributable to the Company recording a valuation allowance against its deferred tax asset during the three months ended September 30, 2024.

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

Net loss attributable to noncontrolling interest for the three months ended September 30, 2024 decreased $0.3 million compared to the three months ended September 30, 2023. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

	For the Nine Months Ended		Change
(dollars in thousands)	September 30, 2024	September 30, 2023	$	%
Revenues
Rental income	$28,432	$29,671	$(1,239)	(4%)
Commissions	1,829	2,270	(441)	(19%)
Management fees and other income	154	211	(57)	(27%)
Total revenues	30,415	32,152	(1,737)	(5%)
Operating Expenses
Cost of services	1,572	1,778	(206)	(12%)
Property operating	8,540	9,233	(693)	(8%)
Depreciation and amortization	11,307	14,844	(3,537)	(24%)
Impairment of real estate assets	560	929	(369)	(40%)
Impairment of real estate assets held for sale	—	2,353	(2,353)	(100%)
Bad debt expense	225	106	119	112%
General and administrative	9,504	9,340	164	2%
Total operating expenses	31,708	38,583	(6,875)	(18%)
Gain on disposal of property	—	11,511	(11,511)	(100%)
Operating (loss) income	(1,293)	5,080	(6,373)	(125%)

Other income (expense)
Interest and other income	745	136	609	448%
Derivative fair value adjustment	(465)	(18)	(447)	(2,483%)
Net gain on fair value change of debt held under the fair value option	1,996	1,288	708	55%
Interest expense	(13,584)	(14,101)	517	(4%)
Loss on extinguishment of debt	(7)	(36)	29	(81%)
Other expense	(21)	(70)	49	(70%)
Total other expense	(11,336)	(12,801)	1,465	(11%)
Net loss before income taxes	(12,629)	(7,721)	(4,908)	64%
Income tax (expense) benefit	(78)	3,968	(4,046)	(102%)
Net loss	$(12,707)	$(3,753)	$(8,954)	239%
Less: Preferred equity return on Fortress preferred equity	(9,287)	(10,712)	1,425	(13%)
Less: Preferred equity accretion to redemption value	(3,356)	(1,754)	(1,602)	91%
Less: Preferred OP units return	(434)	(352)	(82)	23%
Plus: Net loss attributable to noncontrolling interest	3,317	2,779	538	19%
Net loss attributable to common stockholders	$(22,467)	$(13,792)	$(8,675)	63%

Revenues for the nine months ended September 30, 2024 decreased approximately $1.7 million, or 5%, compared to the nine months ended September 30, 2023, as a result of approximately $1.2 million and $0.4 million decreases in rental income and commissions, respectively. Rental income primarily decreased as a result of the sale of two properties in the second and third quarters of 2023, which had aggregate rental income of $2.7 million during the nine months ended September 30, 2023. This decrease was partially offset by an increase in rental income for the remaining properties. The decrease in commissions is due to a lower transaction volume of leasing.

Total operating expenses for the nine months ended September 30, 2024 decreased approximately $6.9 million, or 18%, compared to the nine months ended September 30, 2023, primarily from (i) a decrease in depreciation and amortization expense of approximately $3.5 million, primarily related to a $2.8 million decrease in amortization of in-place lease intangibles and a $1.1 million decrease relating to two properties that were disposed of during 2023, partially offset by a $0.4 million increase in amortization of real property depreciation, (ii) a $2.4 million impairment of real estate assets held for sale in 2023 as a result of reducing the carrying value of Dekalb Plaza for the amount that exceeded the property's fair value less estimated selling costs, (iii) a $0.7 million decline in property operating expenses of which $0.6 million relates to two properties that were disposed of during 2023 and (iv) a $0.4 million decline in impairment of real estate assets relating to early lease terminations.

Gain on disposal of properties for the nine months ended September 30, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center, partially offset by the loss recognized in connection with the sale of Dekalb Plaza.

Interest and other income for the nine months ended September 30, 2024 increased approximately $0.6 million compared to the nine months ended September 30, 2023, primarily due to $0.2 million of bank interest income and $0.3 million of business interruption proceeds received during 2024.

The loss on derivative fair value adjustment was approximately $0.5 million for the nine months ended September 30, 2024 compared to less than $0.1 million for the nine months ended September 30, 2023. The increase of approximately $0.4 million was primarily due to a $1.3 million decline in the fair value of interest rate swaps, partially offset by a $0.7 million increase in the fair value of the embedded derivative liability relating to the Preferred Equity Investment and $0.1 million of gains recognized during the nine months ended September 30, 2023 relating to an interest rate cap that matured on January 1, 2024.

Net gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the nine months ended September 30, 2024 decreased approximately $0.5 million, or 4%, compared to the nine months ended September 30, 2023, primarily due to a $1.4 million decline in interest expense, $1.1 million of which relates to debt that was repaid in connection with the sale of two properties during the second and third quarters of 2023 and $0.3 million of which relates to the refinancing of five mortgages and the Basis Term Loan (as defined below). This decline was partially offset by the incurrence of $0.9 million of interest expense relating to additional refinancings. We had additional net borrowings of approximately $13.3 million after September 30, 2023.

Income tax (expense) benefit for the nine months ended September 30, 2024 decreased approximately $4.0 million compared to the nine months ended September 30, 2023, which is primarily attributable to the Company recording a valuation allowance against its deferred tax asset during the nine months ended September 30, 2024.

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

Net loss attributable to noncontrolling interest for the nine months ended September 30, 2024 increased $0.5 million compared to the nine months ended September 30, 2023. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Leasing Activity

Below is a summary of leasing activity for our retail portfolio for the three months ended September 30, 2024 and 2023:

	Total Deals		Inline Deals
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
New leases
Number of leases	5	5	5	5
Square footage	26,624	7,810	26,624	7,810
Annualized base rent (1)	$394,513	$219,676	$394,513	$219,676
Annualized base rent per square feet (2)	$14.82	$28.13	$14.82	$28.13
Number of comparable leases (3)	2	1	2	1
Comparable rent spread (4)	-6.0%	3.1%	-6.0%	3.1%
Weighted-average lease term (in years)	8.2	7.0	8.2	7.0
Renewals and options:
Number of leases	9	8	9	8
Square footage	16,406	12,235	16,406	12,235
Annualized base rent (1)	$372,675	$284,161	$372,675	$284,161
Annualized base rent per square feet (2)	$22.72	$23.23	$22.72	$23.23
Comparable rent spread	5.6%	5.8%	5.6%	5.8%
Weighted-average lease term (in years) (5)	5.1	4.8	5.1	4.8
Number of leases, excluding options exercised	8	8	8	8
Comparable rent spread, all leases	1.7%	5.4%	1.7%	5.4%
Portfolio retention rate (6)	83.8%	41.0%	83.8%	41.0%

(1)
Annualized base rent (in thousands) is calculated as (a) the monthly cash base rent before abatements as of September 30, 2024 or 2023, as applicable, multiplied by (b) 12. Annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.

(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2024 or 2023, as applicable.
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
(6)
Portfolio retention rate is calculated as (a) total square feet of retained tenants with leases originally expiring during the three months ended September 30, 2024 or 2023, as applicable, divided by (b) total square feet of leases originally expiring during the three months ended September 30, 2024 or 2023, as applicable.

Below is a summary of leasing activity for our retail portfolio for the nine months ended September 30, 2024 and 2023:

	Total Deals		Inline Deals
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
New leases
Number of leases	19	15	19	15
Square footage	51,755	43,788	51,755	43,788
Annualized base rent (1)	$907,004	$809,908	$907,004	$809,908
Annualized base rent per square feet (2)	$17.52	$18.50	$17.52	$18.50
Number of comparable leases (3)	12	5	12	5
Comparable rent spread (4)	7.7%	29.6%	7.7%	29.6%
Weighted-average lease term (in years)	7.7	9.4	7.7	9.4
Renewals and options:
Number of leases	32	31	30	28
Square footage	124,142	119,264	60,488	63,694
Annualized base rent (1)	$1,955,428	$2,157,785	$1,317,235	$1,307,854
Annualized base rent per square feet (2)	$15.75	$18.09	$21.78	$20.53
Comparable rent spread	6.8%	9.9%	6.6%	7.8%
Weighted-average lease term (in years) (5)	5.5	6.4	5.9	4.6
Number of leases, excluding options exercised	31	31	29	28
Comparable rent spread, all leases	7.0%	12.4%	6.9%	12.0%
Portfolio retention rate (6)	85.9%	65.0%	74.9%	30.0%

(1)
Annualized base rent (in thousands) is calculated as (a) the monthly cash base rent before abatements as of September 30, 2024 or 2023, as applicable, multiplied by (b) 12. Annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of September 30, 2024 or 2023, as applicable.
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
(6)
Portfolio retention rate is calculated as (a) total square feet of retained tenants with leases originally expiring during the nine months ended September 30, 2024 or 2023, as applicable, divided by (b) total square feet of leases originally expiring during the nine months ended September 30, 2024 or 2023, as applicable.

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

Same-center NOI is a supplemental non-GAAP financial measure which we use to assess our operating results. For the three and nine months ended September 30, 2024 and 2023, Same-center NOI represents the NOI for 15 properties that were wholly owned and operational for the entire portion of each reporting period. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance, as it does not reflect the operations of our entire portfolio. We believe that Same-center NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to enhance the comparability of our operating performance between periods.

The table below compares Same-center NOI for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,							Change
(unaudited, dollars in thousands)	2024				2023			$	%
	Retail		Residential	Total	Retail	Residential	Total
Revenues
Rental income (1)	$7,257	(2)	$2,386	$9,643	$6,835	$2,121	$8,956	$687	8%
Operating Expenses
Property operating	2,502		729	3,231	2,458	831	3,289	(58)	(2%)
Total Same-center NOI	$4,755		$1,657	$6,412	$4,377	$1,290	$5,667	$745	13%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.
(2)
Rental income for the retail portfolio excludes $0.1 million of business interruption proceeds for rent that was abated due to a fire at one of our retail properties. This amount is reflected in net interest and other income.

The increase in total Same-center NOI for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, is mainly due to (i) an increase in occupancy due to higher leasing activity and scheduled rent increases for retail period over period, (ii) an increase in recoveries from tenants and (iii) an increase in residential base rent.

Our reconciliation of Same-center NOI for the three months ended September 30, 2024 and 2023 is as follows:

	For the three months ended September 30,
	2024			2023
(unaudited, dollars in thousands)	Retail	Residential	Total	Retail	Residential	Total
Net loss	$(4,856)	$(1,412)	$(6,268)	$(3,161)	$(1,918)	$(5,079)
Adjusted to exclude:
Commissions	(503)	—	(503)	(751)	—	(751)
Management and other income	(44)	—	(44)	(90)	—	(90)
Straight-line rent revenue	(88)	—	(88)	(211)	—	(211)
Amortization of above and below market lease, net	65	—	65	98	—	98
Consolidated eliminations adjustments	(431)	—	(431)	(368)	(7)	(375)
Cost of services	507	—	507	693	—	693
Depreciation and amortization	3,064	634	3,698	3,343	643	3,986
Impairment of real estate assets	119	—	119	762	—	762
Impairment of real estate held for sale	—	—	—	396	—	396
Bad debt expense	15	—	15	40	—	40
General and administrative	2,929	73	3,002	2,931	59	2,990
Loss on disposal of properties	—	—	—	108	—	108
Net interest and other income	(277)	—	(277)	(106)	—	(106)
Derivative fair value adjustment	1,432	—	1,432	33	—	33
Net loss on fair value change on debt held under the fair value option	56	501	557	82	734	816
Interest expense	2,834	1,861	4,695	2,806	1,779	4,585
Loss on extinguishment of debt	—	—	—	21	—	21
Other expense	(11)	—	(11)	51	—	51
Income tax benefit, net	(56)	—	(56)	(2,276)	—	(2,276)
NOI	4,755	1,657	6,412	4,401	1,290	5,691
Less: Non Same-center NOI relating to dispositions (1)	—	—		(24)	—	(24)
Total Same-center NOI	$4,755	$1,657	$6,412	$4,377	$1,290	$5,667

(1)
Reflects operating revenues and expenses for Spotswood Valley Square Shopping Center and Dekalb Plaza.

The table below compares Same-center NOI for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,							Change
(unaudited, dollars in thousands)	2024				2023			$	%
	Retail		Residential	Total	Retail	Residential	Total
Revenues
Rental income (1)	$21,178	(2)	$6,627	$27,805	$20,247	$6,296	$26,543	$1,262	5%
Operating Expenses
Property operating	7,767		2,059	9,826	7,508	2,186	9,694	132	1%
Total Same-center NOI	$13,411		$4,568	$17,979	$12,739	$4,110	$16,849	$1,130	7%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.
(2)
Rental income for the retail portfolio excludes $0.3 million of business interruption proceeds for rent that was abated due to a fire at one of our retail properties. This amount is reflected in net interest and other income.

The increase in total Same-center NOI for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, is mainly due to (i) an increase in occupancy due to higher leasing activity and scheduled rent increases for retail period over period, (ii) an increase in recoveries from tenants and (iii) an increase in residential base rent.

Our reconciliation of Same-center NOI for the nine months ended September 30, 2024 and 2023 is as follows:

	For the nine months ended September 30,
	2024			2023
(unaudited, dollars in thousands)	Retail	Residential	Total	Retail	Residential	Total
Net loss	$(11,587)	$(1,120)	$(12,707)	$(148)	$(3,605)	$(3,753)
Adjusted to exclude:
Commissions	(1,829)	—	(1,829)	(2,270)	—	(2,270)
Management and other income	(154)	—	(154)	(211)	—	(211)
Straight-line rent revenue	(834)	—	(834)	(945)	—	(945)
Amortization of above and below market lease, net	210	—	210	227	—	227
Consolidated eliminations adjustments	(1,283)	—	(1,283)	(1,235)	(7)	(1,242)
Cost of services	1,572	—	1,572	1,778	—	1,778
Depreciation and amortization	9,408	1,899	11,307	11,293	3,551	14,844
Impairment of real estate assets	560	—	560	929	—	929
Impairment of real estate held for sale	—	—	—	2,353	—	2,353
Bad debt expense	225	—	225	106	—	106
General and administrative	9,359	145	9,504	9,291	49	9,340
Gain on disposal of properties	—	—	—	(11,511)	—	(11,511)
Net interest and other income	(745)	—	(745)	(136)	—	(136)
Derivative fair value adjustment	465	—	465	18	—	18
Net gain on fair value change on debt held under the fair value option	(199)	(1,797)	(1,996)	(129)	(1,159)	(1,288)
Interest expense	8,143	5,441	13,584	8,820	5,281	14,101
Loss on extinguishment of debt	7	—	7	36	—	36
Other expense	21	—	21	70	—	70
Income tax expense (benefit), net	78	—	78	(3,968)	—	(3,968)
NOI	13,417	4,568	17,985	14,368	4,110	18,478
Less: Non Same-center NOI relating to dispositions (1)	(6)	—	(6)	(1,629)	—	(1,629)
Total Same-center NOI	$13,411	$4,568	$17,979	$12,739	$4,110	$16,849

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

Our reconciliation of net loss to FFO and AFFO for the three months ended September 30, 2024 and 2023 is as follows:

	For the Three Months Ended September 30,		Change
(unaudited, dollars in thousands)	2024	2023 (1)	$	%
Net loss	$(6,268)	$(5,079)	$(1,189)	23%
Loss on disposal of properties	—	108	(108)	(100%)
Impairment of real estate assets held for sale	—	396	(396)	(100%)
Real estate depreciation and amortization	3,662	3,870	(208)	(5%)
Amortization of direct leasing costs	27	41	(14)	(34%)
FFO attributable to common shares and OP units	(2,579)	(664)	(1,915)	288%
Stock-based compensation expense	493	354	139	39%
Deferred financing and debt issuance cost amortization	237	157	80	51%
Impairment of real estate assets (2)	119	762	(643)	(84%)
Intangibles amortization	65	98	(33)	(34%)
Non-real estate depreciation and amortization	9	75	(66)	(88%)
Straight-line rent expense	—	(12)	12	(100%)
Non-cash interest expense	348	282	66	23%
Recurring capital expenditures	(161)	(507)	346	(68%)
Straight-line rent revenue	(88)	(211)	123	(58%)
Non-cash fair value adjustment	1,989	849	1,140	134%
AFFO attributable to common shares and OP units	$432	$1,183	$(751)	(63%)

Weighted average shares outstanding to common shares
Diluted	35,997,585	35,691,830

Net loss attributable to common stockholders per share
Diluted (3)	$(0.26)	$(0.22)

Weighted average shares outstanding to common shares and OP units
Diluted	41,505,396	41,252,126

FFO attributable to common shares and OP units
Diluted (4)	$(0.06)	$(0.02)

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

The decrease in FFO and AFFO for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, is mainly due to a $2.3 million decrease in income tax benefit primarily attributable to the Company recording a valuation allowance against its deferred tax asset during the three months ended September 30, 2024. This was partially offset by a net reduction of $0.2 million of total revenues. The decrease in AFFO was also partially offset by non-cash fair value adjustment relating to the increase in net loss on derivative instruments and the decline in fair value change of debt held under the fair value option. See Results of Operations for further discussion.

Our reconciliation of net loss to FFO and AFFO for the nine months ended September 30, 2024 and 2023 is as follows:

	For the Nine Months Ended September 30,		Change
(unaudited, dollars in thousands)	2024	2023 (1)	$	%
Net loss	$(12,707)	$(3,753)	$(8,954)	239%
Gain on disposal of properties	—	(11,511)	11,511	(100%)
Impairment of real estate assets held for sale	—	2,353	(2,353)	(100%)
Real estate depreciation and amortization	11,204	14,586	(3,382)	(23%)
Amortization of direct leasing costs	74	92	(18)	(20%)
FFO attributable to common shares and OP units	(1,429)	1,767	(3,196)	(181%)
Stock-based compensation expense	1,288	1,119	169	15%
Deferred financing and debt issuance cost amortization	652	657	(5)	(1%)
Impairment of real estate assets (2)	560	929	(369)	(40%)
Intangibles amortization	210	227	(17)	(7%)
Non-real estate depreciation and amortization	29	166	(137)	(83%)
Straight-line rent expense	103	(32)	135	(422%)
Non-cash interest expense	1,016	949	67	7%
Recurring capital expenditures	(269)	(913)	644	(71%)
Straight-line rent revenue	(834)	(945)	111	(12%)
Minimum multiple on preferred interests	—	(331)	331	(100%)
Non-cash fair value adjustment	(1,531)	(1,270)	(261)	21%
AFFO attributable to common shares and OP units	$(205)	$2,323	$(2,528)	(109%)

Weighted average shares outstanding to common shares
Diluted	35,926,369	35,576,699

Net loss attributable to common stockholders per share
Diluted (3)	$(0.63)	$(0.39)

Weighted average shares outstanding to common shares and OP units
Diluted	41,469,042	41,136,995

FFO attributable to common shares and OP units
Diluted (4)	$(0.03)	$0.04

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

The decrease in FFO and AFFO for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, is mainly due to a $4.1 million decrease in income tax benefit primarily attributable to the Company recording a valuation allowance against its deferred tax asset during the nine months ended September 30, 2024. See Results of Operations for further discussion.

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

Our reconciliation of net loss to EBIDTAre and Adjusted EBITDAre for the three and nine months ended September 30, 2024 and 2023 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2024	2023 (1)	2024	2023 (1)
Net loss	$(6,268)	$(5,079)	$(12,707)	$(3,753)
Interest expense	4,695	4,585	13,584	14,101
Income tax (benefit) expense	(56)	(2,276)	78	(3,968)
Depreciation and amortization expense	3,698	3,986	11,307	14,844
EBITDA	2,069	1,216	12,262	21,224
Loss (gain) on sale of real estate	—	108	—	(11,511)
Impairment loss	119	1,158	560	3,282
EBITDAre	2,188	2,482	12,822	12,995
Stock-based compensation expense	493	354	1,288	1,119
Straight-line rent revenue	(88)	(211)	(834)	(945)
Amortization of above and below market lease, net	65	98	210	227
Straight-line rent expense	—	(12)	103	(32)
Non-cash fair value adjustment	1,989	849	(1,531)	(1,270)
Adjusted EBITDAre	$4,647	$3,560	$12,058	$12,094

(1)
Revised to include straight-line rent expense for comparability.

EBITDAre decreased $0.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 mainly due to an increase in loss on derivative fair value adjustment, partially offset by an increase in total revenues and an overall decline in operating expenses primarily relating to cost of services and property operating expenses. See “Results of Operations” above for further discussion.

Adjusted EBITDAre increased $1.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 mainly due to an increase in total revenues, an increase in interest and other income and an overall decline in operating expenses primarily relating to cost of services, property operating expenses and general and administrative costs. See “Results of Operations” above for further discussion.

EBITDAre and Adjusted EBITDAre decreased $0.2 million and less than $0.1 million, respectively, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 mainly due to a decline in total revenues, partially offset by an increase in interest and other income and a decline in operating expenses primarily relating to cost of services and property operating expenses. See “Results of Operations” above for further discussion.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of September 30, 2024 and November 6, 2024, we had unrestricted cash and cash equivalents of approximately $18.0 million and $17.5 million, respectively, and restricted cash of approximately $4.8 million and $5.1 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of September 30, 2024, we had three mortgage loans (Hollinswood Shopping Center Loan, Brookhill Azalea Shopping Center Loan and Avondale Shops Loan) with a combined principal balance outstanding of approximately $24.2 million that will mature within twelve months of the date that the condensed consolidated financial statements included in this report are issued. On October 28, 2024, we entered into an agreement to extend the maturity date of the Hollinswood Shopping Center Loan to March 1, 2025. Management is in discussions with the current lenders as well as various other lenders to extend or refinance these three mortgage loans prior to maturity. Although we have a history of demonstrating our ability to successfully refinance our loans as they come due, there can be no assurances that we will be successful in our efforts to refinance the loans on favorable terms or at all. While it is not our current plan, we also have the option to sell the properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If we are ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, we would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

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

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. As of September 30, 2024, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of September 30, 2024:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate	Balance Outstanding at September 30, 2024
Hollinswood Shopping Center Loan	December 1, 2024 (1)	SOFR + 2.36% (2)	4.06%	12,188
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,776
Vista Shops at Golden Mile Loan (net of discount of $87) (3)	February 8, 2029	Fixed	6.90%	16,044
Brookhill Azalea Shopping Center Loan	January 31, 2025	SOFR + 2.75%	7.60%	9,197
Crestview Shopping Center Loan (net of discount of $38)	September 29, 2026	Fixed	7.83%	11,929
Lamar Station Plaza West Loan (net of discount of $59)	December 10, 2027	Fixed	5.67%	18,668
Highlandtown Village Shopping Center Loan (net of discount of $31)	May 10, 2028	SOFR + 2.5% (4)	6.085%	8,719
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $187)	May 1, 2027	Fixed	7.92%	18,973
Midtown Row Loan (net of discount of $15)	December 1, 2027	Fixed	6.48%	75,985
Midtown Row/Fortress Mezzanine Loan (5)	December 1, 2027	Fixed	13.00% (6)	15,450
Cromwell Field Shopping Center Loan (net of discount of $49)	December 22, 2027	Fixed	6.71%	12,381
Coral Hills Shopping Center Loan (net of discount of $174)	October 31, 2033	Fixed	6.95%	12,429
West Broad Shopping Center Loan (net of discount of $81)	December 21, 2033	Fixed	7.00%	11,589
The Shops at Greenwood Village (net of discount of $67)	October 10, 2028	SOFR + 2.85%	5.85%	21,790
				$248,118
Unamortized deferred financing costs, net				(2,290)
Total Mortgage and Other Indebtedness				$245,828

(1)
On October 28, 2024, we entered into an agreement to extend the maturity date of this loan to March 1, 2025.
(2)
We have entered into an interest rate swap which fixes the interest rate of this loan at 4.06% until December 1, 2024.
(3)
On February 8, 2024, we refinanced the Vista Shops at Golden Mile Loan to extend the maturity date to February 8, 2029 and entered into an interest rate swap which fixes the interest rate of the new loan at 6.90%.
(4)
We have entered into an interest rate swap which fixes the interest rate of this loan at 6.085%.
(5)
The outstanding balance reflects the fair value of the debt.
(6)
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

As of September 30, 2024 and December 31, 2023, we had approximately $232.7 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such term is defined in the respective loan agreements) as follows in the table below.

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

As of September 30, 2024, we were in compliance with all covenants under our debt agreements.

See Note 8, “Mortgage and Other Indebtedness” for further information.

Fortress Preferred Equity Investment

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP entered into a Preferred Equity Investment Agreement with the Fortress Member pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for the Fortress Preferred Interest.

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight properties. As of September 30, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza (collectively, the “Excluded Properties”).

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until certain of the Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of September 30, 2024, the Capitalized Preferred Return was approximately $17.1 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For the three months ended September 30, 2024 and 2023, we recognized $1.2 million and $1.1 million, respectively, of Current Preferred Return and $2.0 million and $2.6 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity. For the nine months ended September 30, 2024 and 2023, we recognized $3.6 million and $3.2 million, respectively, of Current Preferred Return and $5.7 million and $7.5 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

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

See Note 10 “Fortress Preferred Equity Investment” for further information.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Cash and cash equivalents and restricted cash at beginning of period	$13,797	$17,031	$(3,234)
Net cash from operating activities	(349)	(3,050)	2,701
Net cash from investing activities	(1,908)	39,950	(41,858)
Net cash from financing activities	11,275	(35,171)	46,446
Cash and cash equivalents and restricted cash at end of period	$22,815	$18,760	$4,055

Operating Activities- Cash from operating activities increased by approximately $2.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Operating cash flows were primarily impacted by a net increase in changes in operating assets and liabilities of approximately $1.9 million, of which approximately $1.6 million, $0.4 million and $0.2 million was related to the net change in accounts payable, deferred revenue and accounts receivable, respectively. This increase was partially offset by a decline of approximately $0.3 million in other assets.

Investing Activities- Cash from investing activities during the nine months ended September 30, 2024 decreased by approximately $41.9 million compared to the nine months ended September 30, 2023. This decrease resulted primarily from the $44.8 million of proceeds received from the sale of the Spotswood property and the Dekalb property in 2023. This decrease was partially offset by approximately $2.1 million of insurance proceeds received in 2024 relating to fire damage at two of our retail properties and a $0.8 million decrease in capital expenditures for real estate during the nine months ended September 30, 2024 as compared to the corresponding period in 2023.

Financing Activities- Cash from financing activities during the nine months ended September 30, 2024 increased by approximately $46.4 million compared to the nine months ended September 30, 2023. The increase resulted primarily from (i) the $11.9 million repayment of the Spotswood mortgage loan in 2023 with proceeds from the sale of the Spotswood property, (ii) a net increase of $10.6 million from the financing of the Midtown Colonial and Midtown Lamonticello properties in 2024 that were previously collateral for the Basis Term Loan, with a portion of the proceeds used to pay off the Basis Term Loan, (iii) a net increase in the Vista Shops at Golden Mile Loan of approximately $4.9 million from the refinance of the loan, (iv) the $3.9 million redemption of the preferred interest in one of our subsidiaries in 2023 with proceeds from the sale of the Spotswood property and the refinancing of the mortgage loan secured by Highlandtown and (v) additional draws of $1.5 million relating to the Cromwell Field Shopping Center Loan. These increases were partially offset by (i) the $31.7 million repayment of the Basis Term Loan with proceeds from the sale of the Dekalb property and the new $12.0 million loan secured by Crestview in 2023, (ii) $3.5 million related to the new mortgage loan secured by Highlandtown in 2023, (iii) net proceeds of $1.4 million related to the Greenwood Village interest rate swap, (iv) a $0.5 million increase in debt origination and discount fees, (v) a $0.4 million increase of the Preferred Return on the Preferred Equity Investment during 2024 and (vi) an increase in scheduled principal payments on loans of approximately $0.4 million as compared to the corresponding period in 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive loss of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: November 13, 2024	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: November 13, 2024	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)