Form 10-K
period 2024-12-31
Broad Street Realty, Inc.
filed 2025-03-28
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $7,275,871, based on the closing sales price per share of $0.28 as reported on the OTC Markets, Inc.

The number of shares of the registrant’s common stock outstanding as of March 21, 2025 was 34,969,632.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2024.

BROAD STREET REALTY, INC.

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10‑K (this "report") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” "project," "seek," or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

•
our limited access to capital and our ability to repay, refinance, restructure and/or extend our indebtedness as it becomes due;
•
the substantial rights of the Fortress Member (as defined herein) under the Eagles Sub-OP Operating Agreement (as defined herein), including approval rights over major decisions and repayment and control rights upon the occurrence of a Trigger Event (as defined herein), including if the Fortress Member revokes its waiver of the failure to meet the total yield calculation under the Eagles Sub-OP Agreement as of March 31, 2024;
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

ITEM 1. BUSINESS

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2024, we owned 15 properties, of which two properties are being redeveloped. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. We intend to focus on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of December 31, 2024. For additional information, see “—Our Portfolio.”

As of
December 31, 2024
Number of properties	15
Number of states	4
Total rentable square feet (in thousands)	1,911
Retail - all properties	1,649
Retail - operating properties (1)	1,508
Residential	262
Leased % of rentable square feet (2):
Total portfolio	92.1%
Retail - all properties	90.9%
Retail - operating properties (1)	95.9%
Residential	100.0%
Occupied % of rentable square feet (2):
Total portfolio	89.5%
Retail - all properties	87.8%
Retail - operating properties (1)	93.2%
Residential	100.0%
Total residential units/beds	240/620
Monthly residential base rent per bed	$1,277.27
Annualized residential base rent per leased square foot (3)	$36.22
Annualized retail base rent per leased square foot (3)	$15.31

(1)
Excludes Lamar Station Plaza East and the retail portion of Midtown Row, which are under redevelopment.
(2)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable square feet occupied or subject to a lease as of December 31, 2024, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 89.5% as of December 31, 2024.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.

The table below provides certain information regarding our retail portfolio, including both operating and redeveloping properties, as of December 31, 2024. For additional information, see “—Our Portfolio.”

As of
December 31, 2024
Total rentable square feet (in thousands)	1,649
Anchor spaces	854
Inline spaces	795
Leased % of rentable square feet (1):
Total retail portfolio	90.9%
Anchor spaces	95.1%
Inline spaces	86.4%
Occupied % of rentable square feet (1):
Total retail portfolio	87.8%
Anchor spaces	95.1%
Inline spaces	79.9%
Weighted average remaining lease term (in years) (2)	5.2

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2024, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.8% as of December 31, 2024.
(2)
The average remaining lease term (in years) excludes future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2024, we owned 86.4% of the Class A common units of limited partnership interest (“Common OP units”) in the Operating Partnership and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of the Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of mergers pursuant to which we acquired certain of our subsidiaries, and we operate as a single reporting segment.

2024 Highlights

Below are some of our significant activities during 2024:

•
Received a $19.2 million loan secured by two properties and used proceeds therefrom to pay off the remaining $8.5 million balance of a senior secured term loan (the “Basis Term Loan”) from Big Real Estate Finance I, LLC, a subsidiary of a real estate fund managed by Basis Management Group, LLC.
•
Refinanced one loan for a loan amount of $16.2 million and primarily used the proceeds therefrom to pay off the existing loan of $11.2 million and pay general corporate expenses. The remaining proceeds are being retained for tenant improvements and capital expenditures reserves.
•
Signed 64 leases for a total of 228,235 square feet of space, including 27 new leases for 97,775 square feet, 29 renewal leases for 111,752 square feet and 8 modifications for 18,708 square feet of our retail portfolio. Our total portfolio, including residential, was 92.1% leased at the end of 2024.
•
Our leasing spread gains on both new and renewal leases demonstrate continued internal growth from our existing portfolio.
o
In 2024, leasing spreads averaged 2.4%, including 0.9% for new leases and 6.2% on renewals.
•
Midtown Row Residential was 100% leased for the 2024-2025 academic school year. The annualized base rental revenue per square foot in 2024 was 16.0% higher than 2023. As of December 31, 2024, Midtown Row Residential was 65.0% pre-leased for the 2025-2026 academic year which was 26.6 percentage points lower than the pre-leased 2024-2025 academic year at December 31, 2023.
•
Reported net loss of $14.8 million (a $7.8 million increase compared to the prior year), funds from operations (“FFO”) attributable to common stockholders and OP unit holders of $0.1 million (a $2.3 million decrease compared to the prior year) and adjusted FFO (“AFFO”) attributable to common stockholders and OP unit holders of $0.7 million (a $2.3 million decrease compared to the prior year). See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Performance Measures.”
•
Reported net operating income (“NOI”) and same-center NOI of $24.8 million — an increase in same-center NOI of 6% over the prior year. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Performance Measures.”

•
Revenues for the year ended December 31, 2024 decreased approximately $0.8 million, or 2%, from the prior year primarily due to an approximately $0.6 million and $0.2 million decrease in commissions and rental income, respectively.
o
Decrease in rental income is attributable to the sale of two properties in the second and third quarters of 2023, partially offset by an increase in rental income for the remaining properties.
o
The decrease in commissions is attributable to lower transaction volume in leasing.

Our Portfolio

As of December 31, 2024, we owned 15 properties, of which 12 are located in the Mid-Atlantic region and three are located in Colorado, consisting of 1,648,530 total square feet of GLA for the retail properties. The following table provides additional information about the retail properties in our portfolio as of December 31, 2024.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Anchor/ Key Tenant
Operating Properties
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$682,103	$24.10	3.0%	Dollar Tree
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,008	87.2%	1,572,360	11.06	6.8%	Food Lion
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,514	100.0%	1,493,165	17.46	6.5%	Shoppers Food Warehouse
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	95.6%	1,510,169	21.14	6.6%	Value Village
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,585	90.9%	2,180,268	10.27	9.5%	Rose's, Auto Zone
The Shops at Greenwood Village	Greenwood Village, CO	2019	199,571	98.5%	3,487,151	17.74	15.2%	United States Postal Service
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,176,886	20.46	5.1%	Hazlo Market
Hollinswood Shopping Center	Baltimore, MD	2020	112,671	97.8%	1,826,306	16.57	8.0%	LA Mart
Lamar Station Plaza West	Lakewood, CO	2016	186,887	100.0%	2,175,279	11.64	9.5%	Casa Bonita
Midtown Colonial	Williamsburg, VA	2018	95,472	100.0%	1,314,164	13.76	5.7%	Food Lion
Midtown Lamonticello	Williamsburg, VA	2019	62,786	86.6%	956,552	17.59	4.2%	Earth Fare
Vista Shops at Golden Mile	Frederick, MD	2009	98,674	100.0%	1,888,864	19.14	8.2%	Aldi
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	97.8%	1,534,292	14.32	6.7%	New Grand Mart
Subtotal/Weighted Average (Operating Properties)			1,508,245	95.9%	21,797,559	15.07	95.0%
Properties under Redevelopment
Lamar Station Plaza East	Lakewood, CO	1984	84,745	34.8%	541,258	18.33	2.4%	―
Midtown Row (Retail Portion)	Williamsburg, VA	2021	55,540	39.8%	605,654	27.41	2.6%	―
Subtotal/Weighted Average (Properties under Redevelopment)			140,285	36.8%	1,146,912	22.22	5.0%
Total/Weighted Average All Properties			1,648,530	90.9%	$22,944,471	$15.31	100.0%

(1)
Represents the most recent year in which a property was either built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2024, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.8% as of December 31, 2024.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.

The following table provides information about the residential portion of Midtown Row as of December 31, 2024.

Property Name	City/State	Year Built	Primary University Served	Average Monthly Revenue/Bed (1)	# of Units	# of Beds	Percent Leased (2)	Annualized Base Rent (3)
Midtown Row (Residential Portion)	Williamsburg, VA	2021	William and Mary	$1,183	240	620	100.0%	$9,502,896

(1)
Average Monthly Revenue/Bed is calculated based on our average base rental revenue earned during the year ended December 31, 2024 divided by average occupied beds over the same period.
(2)
Percent leased is calculated as (a) leased beds as of December 31, 2023, divided by (b) total rentable beds as of December 31, 2024. As of March 14, 2025, Midtown Row Residential is 72.2% leased for the 2025-2026 academic school year, which includes the 17 additional beds.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent as of December 31, 2024, for leases that had commenced as of such date, by (b) 12.

Tenant Diversification

The following table sets forth information about the 20 largest tenants in our retail portfolio, based upon annualized base rent, as of December 31, 2024.

Tenant Name	Number of Leased Stores	Total Leased GLA	Percentage of Total GLA	Total Annualized Base Rent (1)	Annualized Base Rent Per Sq. Ft.	Percentage of Total Annualized Base Rent
Dollar Tree	6	62,618	3.8%	$867,791	$13.86	3.8%
Planet Fitness (2)	3	56,346	3.4%	806,482	14.31	3.5%
Casa Bonita	2	58,674	3.6%	561,345	9.57	2.4%
Food Lion	2	71,759	4.4%	495,948	6.91	2.2%
Hazlo	1	26,904	1.6%	484,272	18.00	2.1%
New Grand Mart	1	39,386	2.4%	470,289	11.94	2.0%
AutoZone	2	60,018	3.6%	467,895	7.80	2.0%
Earth Fare	1	24,016	1.5%	360,240	15.00	1.6%
Shoppers Food Warehouse	1	34,251	2.1%	350,000	10.22	1.5%
LA Mart	1	30,030	1.8%	330,750	11.01	1.4%
Value Village	1	23,400	1.4%	296,244	12.66	1.3%
Arc Thrift Stores	1	34,404	2.1%	292,434	8.50	1.4%
United States Post Office	1	24,395	1.5%	285,064	11.69	1.2%
Pathway Vet	1	9,852	0.6%	268,664	27.27	1.2%
Dollar General	2	25,953	1.6%	252,159	9.72	1.1%
QED Inc dba Galleria Lighting & Design	1	13,520	0.8%	244,746	18.10	1.1%
Aldi	1	18,000	1.1%	243,000	13.50	1.1%
Riverside Healthcare	1	11,548	0.7%	230,520	19.96	1.0%
CSL Plasma	1	14,700	0.9%	230,202	15.66	1.0%
House of Tropicals	1	13,656	0.8%	228,826	16.76	1.0%
Sub-total top twenty tenants	31	653,430	39.7%	7,766,871	11.89	33.9%
Remaining tenants	277	844,790	51.2%	15,177,600	17.97	66.1%
Sub-total Average all tenants	308	1,498,220	90.9%	$22,944,471	$15.31	100.0%
Vacant space	46	150,310	9.1%
Total	354	1,648,530	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Each Planet Fitness tenant is a different franchisee.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our retail portfolio, based on GLA, as of December 31, 2024.

Square Feet Under Lease	Number of Leases	Leased GLA	Percentage of Leased GLA	Total Annualized Base Rent (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
Less than 1,000	47	22,438	1.5%	$1,087,742	$48.48	4.7%
1,000 - 2,499	134	220,260	14.7%	5,013,464	22.76	21.9%
2,500 - 9,999	92	443,652	29.6%	8,271,940	18.65	36.1%
10,000 - 39,999	32	628,358	42.0%	7,466,959	11.88	32.5%
40,000 or Greater	3	183,512	12.2%	1,104,366	6.02	4.8%
Total/Weighted Average	308	1,498,220	100.0%	$22,944,471	$15.31	100.0%

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as annualized base rent divided by leased GLA as of December 31, 2024.

Geographic Concentration

The following table sets forth information regarding the geographic concentration of our retail portfolio as of December 31, 2024.

Metropolitan Statistical Area ("MSA")	MSA Rank (1)	Number of Properties	GLA	Percentage of Total GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent
Washington-Baltimore-Arlington	7	7	690,970	41.9%	96.1%	$10,757,761	$15.62	46.9%
Richmond, VA	44	2	272,559	16.5%	91.5%	3,106,652	12.46	13.6%
Virginia Beach-Norfolk-Newport News	37	3	213,798	13.0%	80.4%	2,876,370	13.92	12.5%
Denver-Aurora-Lakewood	19	3	471,203	28.6%	87.6%	6,203,688	14.65	27.0%
Total/Weighted Average		15	1,648,530	100.0%	90.9%	$22,944,471	$14.63	100.0%

(1)
MSA Rank is derived from the U.S. Census of 2020.
(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2024, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.8% at December 31, 2024.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations in our portfolio for retail leases in place as of December 31, 2024, for the ten calendar years from 2025 to 2034 and thereafter, assuming no exercise of renewal options or early termination rights.

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
Month-To-Month (3)	2	415	*	$14,400	$34.70	0.1%
2025 (4)	32	114,660	7.0%	2,048,893	17.87	8.9%
2026	42	150,444	9.1%	2,510,008	16.68	10.9%
2027	38	131,115	8.0%	2,240,595	17.09	9.8%
2028	49	314,366	19.1%	3,822,833	12.16	16.7%
2029	41	105,836	6.4%	2,136,060	20.18	9.3%
2030	32	185,117	11.2%	2,775,843	15.00	12.1%
2031	13	62,183	3.8%	898,718	14.45	3.9%
2032	9	81,382	4.9%	983,900	12.09	4.3%
2033	13	42,429	2.6%	851,798	20.08	3.7%
2034	14	140,159	8.5%	1,908,081	13.61	8.3%
Thereafter	23	170,114	10.3%	2,753,342	16.19	12.0%
Vacant	46	150,310	9.1%	—	—	—
Total/Weighted Average	354	1,648,530	100.0%	$22,944,471	$15.31	100.0%

* Less than 0.1%.

(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.
(3)
One of the month-to-month lease relates to a tenant with a food truck and therefore has no gross leasable area.
(4)
As of March 14, 2025, we have renewed 14 leases totaling 24,607 square feet of GLA.

Description of Properties

Avondale Shops, Washington D.C.

Avondale is a strip retail property located in the northeast region of Washington, D.C. at the signalized intersection of Michigan Avenue and Eastern Avenue. The property has 28,308 square feet of GLA and, as of December 31, 2024, was 100% leased to nine tenants and accounted for 3.0% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 94.5% as of December 31, 2024. The anchor tenant, Dollar Tree, represents approximately 24.2% of Avondale’s total annualized base rent as of December 31, 2024 and its lease expires in May 2027.

Brookhill Azalea Shopping Center, Richmond, Virginia

Brookhill is a retail center located on the border of the City of Richmond and its northern suburbs in close proximity to major transportation corridors Interstate 95, U.S. Route 1 and U.S. Route 301. The property is located adjacent to major retail demand drivers Walmart and CVS Pharmacy. The property has 163,008 square feet of GLA and, as of December 31, 2024, was 87.2% leased and occupied by 24 tenants and accounted for 6.8% of our total annualized base rent. The anchor tenant, Food Lion, represented 19.7% of Brookhill’s total annualized base rent as of December 31, 2024, and its lease expires in January 2030. Other notable national tenants include Dollar General and CitiTrends.

Coral Hills Shopping Center, Capitol Heights, Maryland

Coral Hills is a retail center located in the densely populated Capitol Heights neighborhood, which is blocks from the Washington, D.C. metro line and has excellent visibility along Marlboro Pike with large pylons. The property is anchored by Shoppers Food Warehouse and is adjacent to McDonalds and across the street from a CVS Pharmacy. The property has 85,514 square feet of GLA and, as of December 31, 2024, was 100.0% leased and occupied by 18 tenants and accounted for 6.5% of our total annualized base rent. Shoppers Food Warehouse represented 23.4% of Coral Hill’s total annualized base rent as of December 31, 2024, and its lease expires in February 2026. Other notable national tenants include Family Dollar and AutoZone.

Crestview Square Shopping Center, Landover Hills, Maryland

Crestview is located in a densely populated suburban market near the Hyattsville Arts District and University of Maryland College Park campus. The property is located less than a mile from major regional transportation corridors, including Interstate 295 and

U.S. Route 50. The property has prominent pylon signage at the signalized intersection for Annapolis Road and Cooper Lane and is in close proximity to national retailers Walmart and McDonalds. The property has 74,694 square feet of GLA and, as of December 31, 2024, was 95.6% leased and occupied by 18 tenants and accounted for 6.6% of our total annualized base rent. The anchor tenant, Value Village, represented 19.6% of Crestview’s total annualized base rent as of December 31, 2024, and its lease expires in January 2030.

Cromwell Field Shopping Center, Glen Burnie, Maryland

Cromwell is a retail center located near Baltimore/Washington International Thurgood Marshall Airport and the MARC train and light rail station. The property has 233,585 square feet of GLA and, as of December 31, 2024, was 90.9% leased to 23 tenants and accounted for 9.5% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 81.0% as of December 31, 2024. One of the anchor tenants, Rose’s, represented 9.2% of Cromwell’s total annualized base rent as of December 31, 2024, and its lease expires in January 2028. The other anchor tenant, Auto Zone, represented 18.1% of Cromwell’s total annualized base rent as of December 31, 2024, and its lease expires in June 2039.

The Shops at Greenwood Village, Greenwood Village, Colorado

Greenwood Village is a retail center located in Greenwood Village, Colorado. The property is conveniently located off Interstate 25 and in close proximity to Denver Tech Center. The property has 199,571 square feet of GLA and, as of December 31, 2024, was 98.5% leased to 71 tenants and accounted for 15.2% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 96.0% as of December 31, 2024. The anchor tenant, the United States Postal Service, accounted for 8.2% of Greenwood Village's total annualized base rent as of December 31, 2024, and its lease expires in August 2031.

The following tables set forth certain information with respect to Greenwood Village as of December 31, 2024.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent(1)	Annualized Base Rent per Leased SF(2)	% of Property Annualized Base Rent
United States Post Office	8/31/2031	2 x 5 year Term	24,395	12.2%	$285,064	$11.69	8.2%
QED Inc.	11/30/2026	2 x 5 year Term	13,520	6.8%	$244,746	$18.10	7.0%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases(1)	Annualized Base Rent per Leased SF(2)	Percentage of Total Annualized Base Rent
2025	12	22,992	11.5%	$499,935	$21.74	14.3%
2026	15	36,596	18.4%	710,639	19.42	20.4%
2027	8	17,007	8.5%	285,696	16.80	8.1%
2028	9	21,605	10.8%	391,157	18.10	11.2%
2029	8	23,306	11.7%	331,240	14.21	9.5%
2030	6	10,617	5.3%	229,276	21.60	6.6%
2031	7	34,904	17.5%	487,679	14	14.0%
2032	2	12,581	6.3%	167,355	13.30	4.8%
2033	—	—	—	—	—	—
2034	2	5,319	2.7%	110,174	20.71	3.2%
Thereafter	2	11,619	5.8%	274,000	23.58	7.9%
Vacant	3	3,025	1.5%	—	—	—
Total/Weighted Average	74	199,571	100.0%	$3,487,151	$17.74	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.

Percent Leased, Percent Occupied and Base Rent

As of December 31,	Percent Leased (1)	Percent Occupied (2)	Average Annual Rent Per Square Foot (3)
2024	98.5%	96.0%	$17.62
2023	95.1%	91.7%	$18.01
2022	97.3%	93.2%	$16.85
2021	94.2%	91.2%	$16.62

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2024, divided by (b) total GLA, expressed as a percentage.
(2)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(3)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

Highlandtown Village Shopping Center, Baltimore, Maryland

Highlandtown is a retail center located in Baltimore, Maryland. The property is located along a busy street with prominent visibility. The property has 57,524 of GLA and, as of December 31, 2024, was 100% leased and occupied by 16 tenants and accounted for 5.1% of our total annualized base rent. The anchor tenant, Hazlo Market, represented 41.1% of Highlandtown's total annualized base rent as of December 31, 2024, and its lease expires in May 2034.

Hollinswood Shopping Center, Baltimore, Maryland

Hollinswood is a retail center located in suburban Baltimore, Maryland. The property has 112,671 of GLA and, as of December 31, 2024, was 97.8% leased and occupied by 25 tenants and accounted for 8.0% of our total annualized base rent. The anchor tenant, LA Mart, represented 18.1% of Hollinswood’s total annualized base rent as of December 31, 2024, and its lease expires in October 2030. Other notable tenants include Planet Fitness, Dollar General, Walgreens and a Royal Farms convenience and gas center.

Lamar Station Plaza East, Lakewood, Colorado

Lamar Station Plaza East is a retail center located adjacent to Lamar Station Plaza West in Lakewood, Colorado. The property has 84,745 square feet of GLA and, as of December 31, 2024, was 34.8% leased to 13 tenants and accounted for 2.4% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 32.4% as of December 31, 2024. Notable tenants include Hopebridge, which accounted for 30.7% of Lamar Station Plaza East's total annualized base rent as of December 31, 2024, and its lease expires in March 2028.

Lamar Station Plaza West, Lakewood, Colorado

Lamar Station Plaza West is a retail center located adjacent to Lamar Station Plaza East in Lakewood, Colorado. The property has 186,887 square feet of GLA and, as of December 31, 2024, was 100.0% leased and occupied by 17 tenants and accounted for 9.5% of our total annualized base rent. The anchor tenant, Casa Bonita, accounted for 23.4% of Lamar Station Plaza West's total annualized base rent as of December 31, 2024, and its lease expires in October 2032. Other notable tenants include arc Thrift Stores, Ross Dress for Less, Inc. and Planet Fitness.

Midtown Colonial, Williamsburg, Virginia

Midtown Colonial is a retail center located in Williamsburg, Virginia. The property is part of the Midtown Row redevelopment, which created a mixed-use town center in Williamsburg, Virginia. The property is located adjacent to The College of William & Mary, within minutes of the campus center, and is situated at signalized intersections along Monticello Avenue. The property has 95,472 square feet of GLA and, as of December 31, 2024, was 100.0% leased to 10 tenants and accounted for 5.7% of our total annualized base rent. The percent occupied, which excludes leases that have been signed but not commenced, was 88.0% as of December 31, 2024. The anchor tenant, Food Lion, accounted for 14.2% of Midtown Colonial’s total annualized base rent as of December 31, 2024 and its lease expires in November 2028.

Midtown Lamonticello, Williamsburg, Virginia

Midtown Lamonticello is a retail center located in Williamsburg, Virginia. The property is located directly across the street from The College of William & Mary, within minutes of the campus center. It is situated at a signalized intersection along Monticello Avenue that is shared with our Midtown Colonial property. The property has 62,786 square feet of GLA and, as of December 31, 2024, was 86.6% leased and occupied by 11 tenants and accounted for 4.2% of our total annualized base rent. The anchor tenant, Earth Fare, accounted for 37.7% of Midtown Lamonticello’s total annualized base rent as of December 31, 2024, and its lease expires in March 2025. We have an executed lease with a publicly-traded national grocery store chain to replace Earth Fare, which has an approximate start date of February 2026. The lease is for 18,019 square feet and is 75.0% of the square feet that was leased by Earth Fare. Ace Hardware is another notable tenant.

Midtown Row, Williamsburg, Virginia

Midtown Row is a mixed-use property located in Williamsburg, Virginia. The property is a recently completed development and is located adjacent to the College of William and Mary. It is situated along Monticello Avenue, between Mt. Vernon Avenue and Richmond Road. The residential portion includes 332,949 gross and 262,373 leasable square feet of space and is comprised of 240 student housing units with 620 beds, which was 100% leased as of December 31, 2024. The retail portion has 55,540 square feet of GLA, which excludes the portion being redeveloped (as discussed below), and, as of December 31, 2024, was 39.8% leased to 11 tenants and accounted for 2.6% of our total annualized base rent. The percent occupied, which excludes a lease that has been signed but not commenced, was 25.7% as of December 31, 2024. The retail space is first-generation space and was first available to be leased in August 2021. We are in the process of redeveloping 8,136 square feet of the retail space into residential space, which will result in 17 additional beds. We expect the conversion to be completed prior to the 2025-2026 school year.

The following tables set forth certain information with respect to the retail portion of Midtown Row as of December 31, 2024.

Significant Tenants

Tenant	Lease Expiration	Renewal Options	Total Leased GLA	% of Property GLA	Annualized Base Rent (1)	Annualized Base Rent per Leased SF (2)	% of Property Annualized Base Rent
Voodoo Brewing	5/31/2035	2 x 5 year Term	3,703	6.7%	$112,941	$30.50	18.6%
Super Chix	4/30/2033	2 x 5 year Term	3,150	5.7%	$83,475	$26.50	13.8%
California Tortilla	12/31/2032	2 x 5 year Term	2,368	4.3%	$62,752	$26.50	10.4%
(1)
Annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.

Lease Expirations

Year of Lease Expirations	Number of Expiring Leases	GLA of Expiring Leases	Percentage of Total GLA	Total Annualized Base Rent of Expiring Leases (1)	Annualized Base Rent per Leased SF (2)	Percentage of Total Annualized Base Rent
2025	1	1,336	2.4%	$6,000	$4.49	1.0%
2026	1	1,951	3.5%	52,780	27.05	8.7%
2027	—	—	—	—	—	—
2028	1	1,969	3.5%	49,829	25.31	8.2%
2029	1	836	1.5%	23,249	27.81	3.9%
2030	1	2,065	3.7%	61,950	30.00	10.2%
2031	—	—	—	—	—	—
2032	2	3,012	5.4%	85,298	28.32	14.1%
2033	1	3,150	5.7%	83,475	26.50	13.8%
2034	1	2,000	3.6%	68,000	34.00	11.2%
Thereafter	2	5,774	10.4%	175,073	30.32	28.9%
Vacant	15	33,447	60.3%	—	—	—
Total/Weighted Average	26	55,540	100.0%	$605,654	$27.41	100.0%
(1)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of December 31, 2024, for leases that had commenced as of such date, by (b) 12. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024.

Percent Leased, Percent Occupied and Base Rent

As of December 31,	Percent Leased (1)	Percent Occupied (2)	Average Annual Rent Per Square Foot (3)
2024	39.8%	25.7%	$25.86
2023	29.7%	26.5%	$29.94
2022	25.9%	16.3%	$27.97
2021	18.8%	6.2%	$24.49

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31, 2024,

divided by (b) total GLA, expressed as a percentage.
(2)
Percent occupied is calculated as occupied GLA divided by total GLA as of December 31 of each year.
(3)
Average annual rent per square foot is calculated by dividing the total annualized base rent by the occupied GLA as of December 31 of each year.

The following table set forth certain information with respect to the residential portion of Midtown Row as of December 31, 2024.

As of December 31,	Percent Occupied (1)	Annualized Base Rent (2)	Annualized Base Rent Per Square Foot (3)
2024	100.0%	$9,502,896	$36.22
2023	100.0%	$8,178,720	$31.22
2022	100.0%	$8,043,300	$30.70
2021 (4)	85.2%	$7,042,752	$26.88

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

Vista Shops at Golden Mile, Frederick, Maryland

Vista Shops is a retail center located in Frederick, Maryland. The property is accessible from the main retail thoroughfare West Patrick Street, also known as “The Golden Mile,” and in close proximity to Interstate 270. The property has 98,674 square feet of GLA and, as of December 31, 2024, was 100% leased and occupied by 25 tenants and accounted for 8.2% of our total annualized base rent. The anchor tenant, Aldi, has been on site for over 10 years. Aldi accounted for 12.9% of Vista Shops’ total annualized base rent as of December 31, 2024, and its lease expires in December 2028. Other notable tenants include Planet Fitness, Dollar Tree and Care Veterinary Center, owned by Pathway Vet Alliance, which operates over 150 locations.

West Broad Commons Shopping Center, Richmond, Virginia

West Broad is a retail center located in the suburbs of Richmond, Virginia. The property is located at a signalized intersection along West Broad Street and in close proximity to Costco, McDonalds, Sam’s Club and Guitar Center. The property has 109,551 square feet of GLA and, as of December 31, 2024, was 97.8% leased and occupied by 17 tenants and accounted for 6.7% of our total annualized base rent. The anchor tenant, New Grand Mart, is a specialty grocery store with four locations in the metro Washington D.C. region and two in Richmond, Virginia. New Grand Mart accounted for 30.7% of West Broad’s total annualized base rent as of December 31, 2024, and its lease expires in December 2037.

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

Owned Property Performance: In markets where we own retail properties, we assess the performance of those properties in order to evaluate the potential performance of to-be-acquired or to-be-developed properties. We seek to acquire or develop properties in our existing markets that are complementary to our existing properties.

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

We define small tenants as those leasing less than 10,000 square feet and we have tailored our management and leasing approach to deal with the unique needs of these smaller tenants. As of December 31, 2024, of the 308 retail leases on our owned properties, 273 are leased to small tenants representing 45.8% of our retail portfolio leased GLA and 62.6% of our total annualized base rent. We believe that our ability to act quickly allows us to capture those tenants that are unable or unwilling to wait a substantial period of time for a lease to be approved. We are able to examine the credit of a potential tenant during the lease negotiation process and efficiently finalize the terms of the lease. Smaller tenants generally pay a premium per square foot to occupy smaller spaces. As of December 31, 2024, this base rent premium averaged 99.1% over what larger tenants in our portfolio pay on a weighted average per square foot basis.

Terms of Leases

We typically lease our retail properties to tenants on either a triple-net or modified gross basis. Our triple net leases provide that the tenant is generally responsible for reimbursing us for the cost of all maintenance and minor repairs, property taxes and insurance relating to its leased space and most other operating expenses. We perform common area maintenance, and the related cost is reimbursed by the tenant. Utilities and other premises-specific costs are typically paid directly by the tenant. Our modified gross leases provide that the tenant pays us a base rent and we are responsible for the payment of all property expenses. In our modified gross leases, we typically negotiate that a proportional share of increases in expenses such as real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs that exceed a base rate, are reimbursed to us by the tenant. The leases for the retail properties in our portfolio have remaining lease terms that range from month-to-month to over 10 years, with a weighted average remaining lease term of 5.2 years as of December 31, 2024 based on GLA. Anchor tenant leases are typically for 10 to 20 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect us against significant vacancies and to ensure the presence of strong tenants that draw consumers to our centers. The shorter terms of smaller store leases allow us under appropriate circumstances to adjust rental rates periodically and, where possible, upgrade or adjust the overall tenant mix.

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

As of December 31, 2024, we have 35 employees, all of which are full time employees.

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

We have a history of net losses, including net loss attributable to common stockholders of $28.9 million and $21.5 million for the years ended December 31, 2024 and 2023, respectively, and we expect to continue to incur net losses in the near term. We may not generate positive cash flow from operations or profitability in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which may be dilutive to our stockholders. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives, which could materially and adversely affect the trading price and value of our common stock.

We primarily rely upon external sources of capital to fund acquisitions, development opportunities and repayment of significant maturities of principal debt, and, if we encounter difficulties in obtaining capital, we may not be able to repay maturing obligations or make future investments necessary to grow our business.

We primarily rely upon external sources of capital, including debt and equity financing, to fund our capital needs, including acquisitions, development opportunities and repayment of debt maturities. We have encountered, and may continue to encounter, difficulties obtaining the necessary capital to finance future acquisitions and service and refinance our existing indebtedness, including approximately $24.0 million of debt that matures in 2025. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock, and our access to capital is currently constrained by our existing debt and the lack of an active trading market for our common stock. Economic, market and other disruptions worldwide, including in the bank lending, capital and other financial markets, have exacerbated, and may continue to exacerbate, the issues we have encountered obtaining financing.

We may not have access to capital in order to be able to refinance debt as it comes due, make debt service payments, acquire additional properties or pay dividends to our stockholders. In addition, although our common stock is quoted on the OTCQX Best Market (the “OTCQX”), an over-the-counter stock market, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. Further, on January 31, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of the bid price for our common stock being below $0.10 for more than 30 consecutive calendar days. We have a cure period of 90 calendar days, or until May 1, 2025, to regain compliance, during which the bid price must be at least $0.10 for 10 consecutive trading days. Furthermore, on February 5, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of our market capitalization staying below $5 million for more than 30 consecutive days. We have a cure period of 90 calendar days, or until May 5, 2025, to regain compliance, during which our market capitalization should be at least $5 million for 10 consecutive trading days. If we fail to regain compliance with the foregoing requirements during the respective cure periods, trading in our common stock will be moved from OTCQX to either the OTCQB market or the OTC Pink Market, which may result in a less active trading market for our common stock. Moreover, if we cannot obtain capital from third-party sources, we may not be able to meet the capital and operating needs of our existing properties, satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist, or make cash distributions to our stockholders.

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

We depend primarily upon tenant leases for our revenue. Our ability to sustain our rental revenue depends on the financial stability of our tenants, any of whom may experience a change in its business at any time. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, and cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property. In 2024, we recorded $0.6 million to Impairment of real estate assets to the consolidated statement of operations due to early lease terminations.

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

As of December 31, 2024, we had an aggregate of $348.8 million of outstanding indebtedness, including $99.6 million of the Preferred Equity Investment (as defined below) that is classified as temporary equity on our balance sheet. We may also need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes. If we incur additional debt, the related risks that we now face could intensify. Our substantial indebtedness could have material adverse consequences to us, including:

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

Most of the properties in our portfolio are subject to secured indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For example, at December 31, 2024, we had three mortgage loans on three properties with a combined principal balance outstanding of approximately $24.0 million that mature within the next twelve months. One of the mortgage loans with a balance of $9.2 million as of December 31, 2024 was extended on January 31, 2025 to April 30, 2025. On March 27, 2025, the maturity date of one of the mortgage loans with a balance of $12.1 million as of December 31, 2024 was extended to June 1, 2025. We can provide no assurances that we will be able to refinance the loans on favorable terms, or at all. If we are unable to refinance or extend the loans, the lenders will have the right to place their loans in default and ultimately foreclose on the properties. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. If any of our properties are foreclosed upon due to a default, it could materially and adversely affect our financial condition, results of operations, cash flows and cash available for distribution to our stockholders.

The Eagles Sub-OP Operating Agreement contains provisions that could significantly impede our operations and our ability to efficiently manage our business and that could materially and adversely affect our financial condition, results of operations and cash flows, the trading price of our common stock and our ability to pay dividends to our common stockholders in the future.

CF Flyer PE Investor LLC, an entity affiliated with Fortress Investment Group LLC (“Fortress”), or its successor (the “Fortress Member”) has substantial rights under the Eagles Sub-OP Operating Agreement. Under this agreement, the following require the approval of the Fortress Member:

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

Under the Eagles Sub-OP Operating Agreement, “Trigger Events” include, but are not limited to, the following: (i) fraud, gross negligence, willful misconduct, criminal acts or intentional misappropriation of funds with respect to a property owned by the Company or any of its subsidiaries; (ii) a Bankruptcy Event (as defined in the Eagles Sub-OP Operating Agreement) with respect to the Company or any of its subsidiaries, except for an involuntary bankruptcy that is dismissed within 90 days of commencement; (iii) a material breach of certain provisions of the Eagles Sub-OP Operating Agreement; (iv) monetary defaults or material non-monetary defaults under the Fortress Mezzanine Loan (as defined below) or the mortgage loans secured by properties owned directly or indirectly by the Eagles Sub-OP; (v) failure to meet the minimum Total Yield requirements under the Eagles Sub-OP Operating Agreement; (vi) failure to pay the Current Preferred Return (as defined below) (subject to a limited cure period) or failure to make distributions as required by the Eagles Sub-OP Operating Agreement; (vii) the occurrence of a Change of Control (as defined in the Eagles Sub-OP Operating Agreement); (viii) Mr. Jacoby (A) ceasing to be employed as the chief executive officer of the Company, (B) not being actively involved in the management of the Company or (C) failing to hold an aggregate of at least 3,802,594 shares of common stock and OP units, in each case subject to the Company’s right to appoint a replacement chief executive officer reasonably acceptable to the Fortress Member within 90 days; and (ix) material breaches or material defaults of the Company, the Operating Partnership or their subsidiaries under certain other agreements related to the Preferred Equity Investment.

On May 21, 2024, the Company agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver, which the Fortress Member may do at any time in its sole discretion.

Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest (as defined below) by payment to the Fortress Member of the full Redemption Amount (as defined below) upon not less than 90 days prior written notice to the Eagles Sub-OP, unless the Trigger Event is in connection with a Bankruptcy Event, in which case the redemption must occur as of the date of such Trigger Event.

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

In addition to the restrictions provided in the Eagles Sub-OP Operating Agreement described above, other documents evidencing indebtedness contain certain financial covenants and affirmative and restrictive covenants, including, among other things, with respect to insurance coverage and our ability to incur additional indebtedness. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) of at least 1.40x, 1.25x, 1.30x, 1.25x, 1.25x, 1.20x, 1.30x, 1.15x, 1.20x, 1.25x and 1.40x, respectively. These limitations may restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flows and the market value of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

Until we have greater access to capital, we intend to make acquisitions through joint ventures, partnerships, co-tenancies or other syndicated or co-ownership arrangements entered into with affiliates or third parties. For example, as described above, the Fortress Member has substantial rights under the Eagles Sub-OP Operating Agreement. We may also enter into joint ventures to redevelop or develop properties. Such investments may involve risks not otherwise present when acquiring real estate directly, including the following:

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

In 2024, the consumer price index rose by approximately 3% over the previous year. A significant portion of our operating expenses are sensitive to inflation. Operating expenses include those for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties.

Our operating expenses, with the exception of the residential portion of Midtown Row, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. In addition, our leases for the residential portion of Midtown Row generally have lease terms of 11.5 months, which we believe reduces our exposure to the effects of inflation, although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there is no guarantee that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures, and rent.

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

As of December 31, 2024, leases representing approximately 8.9% and 10.9% of our total annualized base rent are scheduled to expire by the end of 2025 and 2026, respectively, assuming no exercise of renewal options or early termination rights. In addition, approximately 9.1% of the square footage at our properties was available for rent as of December 31, 2024. We compete with many other entities engaged in real estate investment and leasing activities, including national, regional and local owners, operators, acquirers and developers. If our competitors offer retail space at rental rates below current market rates or below the rental rates that we currently charge our tenants, we may lose potential tenants. Even if our tenants renew their leases or we are able to re-lease the space, the terms and other costs of renewal or re-leasing, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-lease space in a reasonable time, or if rental rates decline or tenant improvement costs increase, leasing commissions or other costs increase, our business, financial condition and results of operations, ability to make distributions and ability to satisfy our debt service obligations could be materially and adversely affected.

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

As of December 31, 2024, we had approximately $51.7 million in floating-rate indebtedness, and we may enter into debt instruments with variable interest rates in the future. Increases in interest rates on variable rate debt will increase our interest expense, unless we make arrangements to hedge the risk of rising interest rates. However, as a result of rising interest rates, the cost of hedging transactions has increased significantly and may continue to increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, increase the cost of financing or impair our ability to pay dividends to our stockholders. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.

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

Lastly, to the extent that climate change does occur, its physical effects could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties or declining demand for space in our buildings or our inability to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal or related costs at our properties. Proposed legislation and regulatory actions to address climate change could increase utility and other costs of operating our properties, which, if not offset by rising rental income, would reduce our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations or business would be adversely affected.

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

Our success depends, to a significant extent, on the services of certain key personnel, particularly Michael Jacoby, our chairman and chief executive officer. Among the reasons that Mr. Jacoby is important to our continued success is that he has significant experience in acquiring, financing, owning, leasing, managing, developing and redeveloping commercial real estate properties. Our ability to acquire, manage, develop and redevelop and successfully integrate and operate retail properties, therefore, depends upon the significant relationships that Mr. Jacoby and other members of our senior management team have developed over many years. Although we have entered into employment agreements with Mr. Jacoby and Alexander Topchy, our chief financial officer, we cannot provide any assurance that they will remain employed by us. Our ability to retain our senior management team, or to attract and integrate suitable replacements should any member of the senior management team leave, is dependent upon the competitive nature of the employment market. The loss of services of one or more members of our senior management team, particularly Mr. Jacoby, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our business, financial condition and results of operations. Furthermore, the Eagles Sub-OP Operating Agreement prohibits us from engaging in certain change of control transactions. If Mr. Jacoby ceases to be our chief executive officer or ceases to be actively involved in the management of the Company and the Company does not approve a replacement of Mr. Jacoby reasonably acceptable to the Fortress Member within 90 days of him ceasing to be our chief executive officer or actively involved in the management of the Company, it would constitute a Trigger Event under the Eagles Sub-OP Operating Agreement, which would result in the Fortress Member having certain rights, including the right to remove the Operating Partnership as the managing member of the Eagles Sub-OP.

Risks Related to Our Common Stock

Our common stock has a very limited trading market, which limits your ability to resell shares of our common stock.

Although our common stock is quoted on the OTCQX, there is a very limited trading market for our common stock, which limits your ability to resell shares of our common stock. The OTCQX quotation platform is an inter-dealer market that is less regulated than the major securities markets. There can be no assurances that an active trading market for our common stock will develop or be sustained. Accordingly, there can be no assurance as to the ability of holders of shares of our common stock to sell their shares or the prices at which holders may be able to sell their shares. Further, on January 31, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of the bid price for our common stock being below $0.10 for more than 30 consecutive calendar days. We have a cure period of 90 calendar days, or until May 1, 2025, to regain compliance, during which the bid price must be at least $0.10 for 10 consecutive trading days. Furthermore, on February 5, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of our market capitalization staying below $5 million for more than 30 consecutive days. We have a cure period of 90 calendar days, or until May 5, 2025, to regain compliance, during which our market capitalization must be at least $5 million for 10 consecutive trading days. If we fail to regain compliance with the foregoing requirements during the respective cure periods, trading in our common stock will be moved from OTCQX to either the OTCQB Market or the OTC Pink Market, which may result in a less active trading market for our common stock.

In addition, all of the shares of our common stock that were issued in connection with the mergers pursuant to which the Company acquired certain of its properties were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Those shares may not be offered or sold unless the offer and sale is registered under, or exempt from the registration requirements of, the Securities Act, and we do not intend to register the offer and sale of those shares. Pursuant to Rule 144 under the Securities Act, those shares may be transferred without registration only if we satisfy the current public information requirement of Rule 144, which requires that we have filed all required periodic reports under the Exchange Act during the 12 months preceding such sale. If we do not satisfy the current public information requirement of Rule 144, shares of common stock issued in the mergers that have been completed to date cannot be transferred pursuant to Rule 144 under the Securities Act.

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

As of March 21, 2025, Messrs. Jacoby and Yockey together owned approximately 18.7% of the outstanding shares of our common stock and 20.2% of the combined outstanding shares of common stock, Common OP units (which Common OP units may be tendered by the holder for redemption in exchange for cash or, at our election, shares of common stock beginning on the first anniversary of issuance) and Preferred OP units. In addition, Mr. Neal, a member of our board of directors, owned approximately 3.5% of the outstanding shares of our common stock as of March 21, 2025. Consequently, certain members of our management and our board of directors, whose economic, tax or business interests or goals may be different or inconsistent with ours, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors and the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

In connection with certain property acquisitions in which Common OP units were be issued as consideration, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in the contributed properties in a taxable transaction prior to the seventh anniversary of the completion of such mergers, subject to certain exceptions, we will indemnify the investors for their tax liabilities attributable to the built-in gain that exists with respect to such property interests as of the time of such mergers and the tax liabilities incurred as a result of such tax protection payment. In addition, we may enter into similar tax protection agreements in the future if we issue OP units in connection with the acquisition of properties. Therefore, although it may be in our best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX under the symbol “BRST.” On March 21, 2025, there were 558 holders of record. Such information was obtained through our registrar and transfer agent. The quotations on the OTCQX are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. On January 31, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of the bid price for our common stock being below $0.10 for more than 30 consecutive calendar days. We have a cure period of 90 calendar days, or until May 1, 2025, to regain compliance, during which the bid price must be at least $0.10 for 10 consecutive trading days. Further, on February 5, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of our market capitalization staying below $5 million for more than 30 consecutive days. We have a cure period of 90 calendar days, or until May 5, 2025, to regain compliance, during which our market capitalization must be at least $5 million for 10 consecutive trading days. If we fail to regain compliance with the foregoing requirements during the respective cure periods, trading in our common stock will be moved from OTCQX to either the OTCQB Market or the OTC Pink Market.

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

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of December 31, 2024, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. As of December 31, 2024, the properties in our portfolio were 92.1% leased and 89.5% occupied. We are focused on acquiring additional strategically positioned properties in established and developing neighborhoods primarily leased to necessity-based tenants that meet the needs of the surrounding communities in our existing markets, as well as acquiring properties in new markets that meet our investment criteria, including the Southeastern United States. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of December 31, 2024 and 2023.

	As of	As of
	December 31, 2024	December 31, 2023 (1)
Number of properties	15	15
Number of states	4	4
Total rentable square feet (in thousands)	1,911	1,916
Retail - all properties	1,649	1,654
Retail - operating properties (2)	1,508	1,508
Residential	262	262
Leased % of rentable square feet (3):
Total portfolio	92.1%	90.1%
Retail - all properties	90.9%	88.5%
Retail - operating properties (2)	95.9%	93.7%
Residential	100.0%	100.0%
Occupied % of rentable square feet (3):
Total portfolio	89.5%	86.2%
Retail - all properties	87.8%	84.1%
Retail - operating properties (2)	93.2%	89.0%
Residential	100.0%	100.0%
Total residential units/beds	240/620	240/620
Monthly residential base rent per bed	$1,277.27	$1,099.26
Annualized residential base rent per leased square foot (4)	$36.22	$31.22
Annualized retail base rent per leased square foot (4)	$15.31	$14.99

(1)
Revised to include total rentable square feet, leased % of rentable square feet and occupied % of rentable square feet relating to operating properties for comparability.
(2)
Excludes Lamar Station Plaza East and the retail portion of Midtown Row, which are under redevelopment.
(3)
Percent leased is calculated as (a) GLA of rentable square feet occupied or subject to a lease as of December 31 of the applicable year, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 89.5% and 86.2% as of December 31, 2024 and 2023, respectively.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31 of the applicable year.

The table below provides certain information regarding our retail portfolio, including both operating properties and properties under redevelopment, as of December 31, 2024 and 2023.

	As of	As of
	December 31, 2024	December 31, 2023
Total rentable square feet (in thousands)	1,649	1,654
Anchor spaces	854	843
Inline spaces	795	811
Leased % of rentable square feet (1):
Total retail portfolio	90.9%	88.5%
Anchor spaces	95.1%	95.0%
Inline spaces	86.4%	81.6%
Occupied % of rentable square feet (1):
Total retail portfolio	87.8%	84.1%
Anchor spaces	95.1%	88.8%
Inline spaces	79.9%	79.2%
Average remaining lease term (in years) (2)	5.2	5.4

(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of December 31 of the applicable year, divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.8% and 84.1% as of December 31, 2024 and 2023, respectively.
(2)
The average remaining lease term (in years) excludes future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through our Operating Partnership and its direct and indirect subsidiaries. As of December 31, 2024, we owned 86.4% of the OP units in our Operating Partnership, and we are the sole member of the sole general partner of our Operating Partnership.

Related Party Transactions

See Note 18 “Related Party Transactions” in the notes to the consolidated financial statements for information concerning our related party transactions.

How We Derive Our Revenue

We derive a substantial majority of our revenue from rents received from our tenants at each of our properties. Our leases are generally triple net, pursuant to which the tenant is responsible for property expenses, including real estate taxes, insurance and maintenance, or modified gross, pursuant to which the tenant generally reimburses us for its proportional share of expenses. As of December 31, 2024, our retail portfolio (i) had annualized base rent of $22.9 million, (ii) had an annualized base rent per square foot of $15.31, (iii) was 90.9% leased (87.8% occupied) to a diversified group of tenants and (iv) had no tenant accounting for more than 4.0% of the total annualized base rent.

Additionally, a portion of Midtown Row is student housing. Accordingly, our income is also derived from student housing, which is leased by the bed on an individual lease liability basis. Individual lease liability limits each resident's liability to his or her own rent without the liability of a roommate's rent. A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid. These leases typically correspond to the university's academic year, which runs from August 1st to July 31st. Midtown Row is comprised of 240 student housing units with 620 beds, and as of December 31, 2024, it was 100% leased and had annualized base rent of $9.5 million.

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of December 31, 2024, approximately 45.8% of our retail portfolio (based on leased GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of December 31, 2024, approximately 9.1% of our GLA was vacant and approximately 9.0% of our leases (based on total GLA) are scheduled to expire on or before December 31, 2025 or are month-to-month. See “Item 1 Business—Our Portfolio—Lease Expirations.” Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all. Our vacancy trends will be impacted by new properties that we acquire, which may include properties with higher vacancy where we identified opportunities to increase occupancy.

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

Real Estate Held For Sale

We record properties held for sale, and any associated mortgage payable, assets and other liabilities associated with such properties as real estate held for sale, on our consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected to occur within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. We estimate fair value, less estimated costs to sell, based on similar real estate sales transactions or the property’s sale price, if available. As of December 31, 2024, no properties were reclassified as held for sale.

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

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

	For the year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenues
Rental income	$38,810	$38,990	$(180)	(0%)
Commissions	2,329	2,897	(568)	(20%)
Management and other income	206	282	(76)	(27%)
Total revenues	41,345	42,169	(824)	(2%)
Operating Expenses
Cost of services	2,103	2,493	(390)	(16%)
Property operating	11,663	11,653	10	0%
Depreciation and amortization	14,930	18,778	(3,848)	(20%)
Impairment of real estate assets	560	973	(413)	(42%)
Impairment of real estate held for sale	-	2,353	(2,353)	(100%)
Bad debt expense	268	134	134	100%
General and administrative	12,113	11,891	222	2%
Total operating expenses	41,637	48,275	(6,638)	(14%)
Gain on disposal of properties	-	11,486	(11,486)	(100%)
Operating (loss) gain	(292)	5,380	(5,672)	105%

Other income (expense)
Net interest and other income	1,084	938	146	16%
Derivative fair value adjustment	589	(692)	1,281	(185%)
Net gain on fair value change on debt held under the fair value option	2,318	2,344	(26)	1%
Interest expense	(18,381)	(18,504)	123	(1%)
Loss on extinguishment of debt	(7)	(43)	36	(84%)
Other expense	(31)	(68)	37	(54%)
Total other expense	(14,428)	(16,025)	1,597	(10%)

Income tax (expense) benefit, net	(78)	3,628	(3,706)	(102%)
Net loss	$(14,798)	$(7,017)	$(7,781)	111%
Less: Preferred equity return on Fortress preferred equity	(12,643)	(14,641)	1,998	(14%)
Less: Preferred equity accretion to redemption value	(5,061)	(3,247)	(1,814)	56%
Less: Preferred OP units return	(595)	(483)	(112)	23%
Plus: Net loss attributable to noncontrolling interest	4,246	3,924	322	8%
Net loss attributable to common stockholders	$(28,851)	$(21,464)	$(7,387)	34%

Revenues for the year ended December 31, 2024 decreased approximately $0.8 million, or 2%, compared to the year ended December 31, 2023, as a result of approximately $0.6 million and $0.2 million decreases in commissions and rental income, respectively. The decrease in commissions is due to lower transaction volume of leasing. Rental income primarily decreased as a result of the sale of two properties in the second and third quarters of 2023, which had aggregate rental income of $2.7 million during 2023. This decrease was partially offset by an increase in rental income for the remaining properties.

Total operating expenses for the year ended December 31, 2024 decreased approximately $6.6 million, or 14%, compared to the year ended December 31, 2023, primarily from: (i) a decrease in depreciation and amortization expense of approximately $3.8 million, primarily related to a $1.8 million decrease in amortization of in-place lease intangibles, a $1.5 million decrease relating to two properties that were disposed of during 2023 and a $0.5 million decrease in amortization of real property depreciation, (ii) a $2.4 million impairment of real estate assets held for sale in 2023 as a result of reducing the carrying value of Dekalb Plaza for the amount that exceeded the property's fair value less estimated selling costs, (iii) a $0.4 million decline in impairment of real estate assets relating to the early termination of certain leases, and (iv) a $0.4 million decline in cost of services. These declines were partially offset by an increase in general and administrative expenses of approximately $0.2 million mainly attributable to an increase in payroll and related expenses of approximately $0.3 million, an increase in stock compensation expense of approximately $0.2 million and a decrease in professional service fees of approximately $0.4 million.

Gain on disposal of properties for the year ended December 31, 2023 reflects the gain recognized in connection with the sale of Spotswood Valley Square Shopping Center, partially offset by the loss recognized in connection with the sale of Dekalb Plaza.

Net interest and other income for the year ended December 31, 2024 increased approximately $0.1 million compared to the year ended December 31, 2023, primarily due to a $0.2 million increase of bank interest income partially offset by a $0.1 million decline of business interruption proceeds received during 2024.

The gain on derivative fair value adjustment was approximately $0.6 million for the year ended December 31, 2024 compared to a loss of approximately $0.7 million for the year ended December 31, 2023. The increase of approximately $1.3 million was primarily due to a $0.9 million change in fair value of interest rate swaps, a $0.2 million change in fair value of the interest rate cap that matured on January 1, 2024 and a $0.1 million change in fair value of the embedded derivative liability relating to the Preferred Equity Investment.

Net gain on fair value change on debt held under the fair value option reflects the change in the fair value of the Fortress Mezzanine Loan, for which we elected the fair value option.

Interest expense for the year ended December 31, 2024 decreased approximately $0.1 million, or 1%, compared to the year ended December 31, 2023, primarily due to a $1.1 million decrease of interest expense as a result of debt that was repaid in connection with the sale of two properties during the second and third quarters of 2023 and a $0.1 million decrease of interest expense as a result of the refinancing of five mortgages and the Basis Term Loan. This decline was partially offset by the incurrence of $1.1 million of interest expense relating to additional refinancings and capitalized deferred interest. We had additional net borrowings of approximately $15.5 million during 2024.

Income tax benefit decreased approximately $3.7 million over the prior year, which is primarily attributable to the Company recording a valuation allowance against its deferred tax asset during 2024.

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

Net loss attributable to noncontrolling interest for the year ended December 31, 2024 increased approximately $0.3 million compared to the year ended December 31, 2023. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Leasing Activity

Below is a summary of leasing activity for our retail portfolio for the years ended December 31, 2024 and 2023:

	Total Deals		Inline Deals
	For the Year Ended December 31,		For the Year Ended December 31,
	2024	2023	2024	2023
New leases
Number of leases	27	18	26	18
Square footage	97,775	50,979	79,756	50,979
Annualized base rent (in thousands) (1)	$1,859,759	$866,000	$1,544,427	$866,000
Annualized base rent per square feet (2)	$19.02	$16.99	$19.36	$16.99
Number of comparable leases (3)	14	7	13	7
Comparable rent spread (4)	-5.2%	35.9%	-13.1%	35.9%
Weighted-average lease term (in years)	9.6	8.1	8.7	8.1
Renewals and options:
Number of leases	32	45	30	40
Square footage	125,638	200,390	61,984	94,434
Annualized base rent (in thousands) (1)	$1,940,660	$3,472,377	$1,302,467	$1,887,070
Annualized base rent per square feet (2)	$15.45	$17.33	$21.01	$19.98
Comparable rent spread	5.6%	7.7%	4.9%	6.7%
Weighted-average lease term (in years) (5)	5.8	6.9	5.9	4.2
Number of leases, excluding options exercised	29	45	27	40
Comparable rent spread, all leases	1.9%	10.4%	-1.6%	11.4%
Portfolio retention rate (6)	75.6%	67.8%	60.2%	49.0%

(1)
Annualized base rent (in thousands) is calculated as (a) the monthly cash base rent before abatements as of December 31, 2024 or 2023, as applicable, multiplied by (b) 12. Annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of December 31, 2024 or 2023, as applicable.
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
(6)
Portfolio retention rate is calculated as (a) total square feet of retained tenants with leases originally expiring during the year ended December 31, 2024 or 2023, as applicable, divided by (b) total square feet of leases originally expiring during the year ended December 31, 2024 or 2023, as applicable.

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

Same-center NOI is a supplemental non-GAAP financial measure which we use to assess our operating results. For the years ended December 31, 2024 and 2023, Same-center NOI represents the NOI for 15 properties that were wholly owned and operational for the entire portion of each reporting period. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance, as it does not reflect the operations of our entire portfolio. We believe that Same-center NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to enhance the comparability of our operating performance between periods.

The table below compares Same-center NOI for the years ended December 31, 2024 and 2023:

	For the year ended December 31,							Change
	2024				2023			$	%
(unaudited, dollars in thousands)	Retail		Residential	Total	Retail	Residential	Total
Revenues
Rental income (1)	$29,142	(2)	$9,083	$38,225	$27,348	$8,413	$35,761	$2,464	7%
Operating Expenses
Property operating	10,706		2,731	13,437	9,643	2,800	12,443	994	8%
Total Same-center NOI	$18,436		$6,352	$24,788	$17,705	$5,613	$23,318	$1,470	6%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.
(2)
Rental income for the retail portfolio excludes $0.3 million of business interruption proceeds for rent that was abated due to a fire at one of our retail properties. This amount is reflected in net interest and other income.

The increase in total Same-center NOI for the year ended December 31, 2024 compared to the year ended December 31, 2023, is mainly due to (i) an increase in occupancy due to higher leasing activity and scheduled rent increases for retail period over period, (ii) an increase in recoveries from tenants and (iii) an increase in residential base rent.

Our reconciliation of Same-center NOI for the years ended December 31, 2024 and 2023 is as follows:

	For the Year Ended December 31,
	2024			2023
(unaudited, dollars in thousands)	Retail	Residential	Total	Retail	Residential	Total
Net loss	$(13,062)	$(1,736)	$(14,798)	$(3,309)	$(3,708)	$(7,017)
Adjusted to exclude:
Commissions	(2,329)	—	(2,329)	(2,897)	—	(2,897)
Management and other income	(206)	—	(206)	(282)	—	(282)
Straight-line rent revenue	(862)	—	(862)	(1,137)	—	(1,137)
Amortization of above and below market lease, net	280	—	280	319	—	319
Consolidated eliminations adjustments	(1,771)	—	(1,771)	(1,581)	(7)	(1,588)
Cost of services	2,103	—	2,103	2,493	—	2,493
Depreciation and amortization	12,397	2,533	14,930	14,596	4,182	18,778
Impairment of real estate assets	560	—	560	973	—	973
Impairment of real estate held for sale	—	—	—	2,353	—	2,353
Bad debt expense	268	—	268	134	—	134
General and administrative	11,877	236	12,113	11,724	167	11,891
Gain on disposal of properties	—	—	—	(11,486)	—	(11,486)
Net interest and other income	(1,084)	—	(1,084)	(938)	—	(938)
Derivative fair value adjustment	(589)	—	(589)	692	—	692
Net (gain) loss on fair value change on debt held under the fair value option	(231)	(2,087)	(2,318)	(235)	(2,109)	(2,344)
Interest expense	10,975	7,406	18,381	11,416	7,088	18,504
Loss on extinguishment of debt	7	—	7	43	—	43
Other expense	31	—	31	68	—	68
Income tax benefit, net	78	—	78	(3,628)	—	(3,628)
NOI	18,442	6,352	24,794	19,318	5,613	24,931
Less: Non Same-center NOI relating to dispositions (1)	(6)	—	(6)	(1,613)	—	(1,613)
Total Same-center NOI	$18,436	$6,352	$24,788	$17,705	$5,613	$23,318

(1)
Reflects operating revenues and expenses for Spotswood Valley Square Shopping Center and Dekalb Plaza.

Funds From Operations and Adjusted Funds from Operations

Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts (“Nareit”) defines FFO as follows: net income (loss) computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

Our reconciliation of net loss to FFO and AFFO for the years ended December 31, 2024 and 2023 is as follows:

	For the Year Ended December 31,		Change
(dollars in thousands)	2024	2023 (1)	$	%
Net loss	$(14,798)	$(7,017)	$(7,781)	111%
Gain on disposal of properties	—	(11,486)	11,486	(100%)
Impairment of real estate assets held for sale	—	2,353	(2,353)	(100%)
Real estate depreciation and amortization	14,788	18,425	(3,637)	(20%)
Amortization of direct leasing costs	104	109	(5)	(5%)
FFO attributable to common shares and OP units	94	2,384	(2,290)	(96%)
Stock-based compensation expense	1,718	1,477	241	16%
Deferred financing and debt issuance cost amortization	879	834	45	5%
Impairment of real estate assets (2)	560	973	(413)	(42%)
Intangibles amortization	280	319	(39)	(12%)
Non-real estate depreciation and amortization	38	244	(206)	(84%)
Straight-line rent expense	102	(16)	118	(738%)
Non-cash interest expense	1,391	1,253	138	11%
Recurring capital expenditures	(603)	(1,347)	744	(55%)
Straight-line rent revenue	(862)	(1,137)	275	(24%)
Minimum return on preferred interests	—	(331)	331	(100%)
Non-cash fair value adjustment	(2,907)	(1,652)	(1,255)	76%
AFFO attributable to common shares and OP units	$690	$3,001	$(2,311)	(77%)

Weighted average shares outstanding to common shares
Diluted	35,997,396	35,608,163

Earnings per share of common stock
Net loss per share attributable to stockholders - diluted (3)	$(0.80)	$(0.60)

Weighted average shares outstanding to common shares and OP units
Diluted	41,531,306	41,168,459

FFO per common share and OP unit
Diluted (4)	$—	$0.06

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

The decrease in FFO and AFFO for the year ended December 31, 2024 compared to the year ended December 31, 2023, is mainly due to a $3.7 million decrease in income tax benefit primarily attributable to the Company recording a valuation allowance against its deferred tax asset during the year ended December 31, 2024 and a decrease in total revenues of $0.8 million. See “—Results of Operations” for further discussion.

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

Our reconciliation of net loss to EBIDTAre and Adjusted EBITDAre for the years ended December 31, 2024 and 2023 is as follows:

	For the Year Ended December 31,		Change
(unaudited, dollars in thousands)	2024	2023 (1)	$	%
Net loss	$(14,798)	$(7,017)	$(7,781)	111%
Interest expense	18,381	18,504	(123)	(1%)
Income tax expense (benefit)	78	(3,628)	3,706	(102%)
Depreciation and amortization expense	14,930	18,778	(3,848)	(20%)
EBITDA	18,591	26,637	(8,046)	(30%)
Gain on sale of real estate	—	(11,486)	11,486	(100%)
Impairment loss	560	3,326	(2,766)	(83%)
EBITDAre	19,151	18,477	674	4%
Stock-based compensation expense	1,718	1,477	241	16%
Straight-line rent revenue	(862)	(1,137)	275	(24%)
Amortization of above and below market lease, net	280	319	(39)	(12%)
Straight-line rent expense	102	(16)	118	(738%)
Non-cash fair value adjustment	(2,907)	(1,652)	(1,255)	76%
Adjusted EBITDAre	$17,482	$17,468	$14	0%

(1)
Revised to include straight-line rent expense for comparability.

EBITDAre and Adjusted EBITDAre increased $0.7 million and less than $0.1 million, respectively, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 mainly due to an increase in net interest and other income, partially offset by a decline in total revenues relating to a decrease in commissions and rental income. The decrease in rental income was a result of the sale of two properties in the second and third quarters of 2023. EBITDAre was also impacted by an increase of $1.3 million relating to derivative fair value adjustment. See “Results of Operations” above for further discussion.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs. We depend substantially on financing activities to provide us with the liquidity and capital resources needed to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), non-recurring capital expenditures (such as capital improvements and tenant improvements) and cash distributions on the Fortress Preferred Interest and Preferred OP units. Except as noted below, we expect to meet our short-term liquidity requirements through cash on hand and cash reserves and additional secured and unsecured debt. As of December 31, 2024 and March 21, 2025, we had unrestricted cash and cash equivalents of approximately $16.2 million and $13.5 million, respectively, available for current liquidity needs and restricted cash of approximately $4.6 million and $6.3 million, respectively, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance.

As of December 31, 2024, we had three mortgage loans on three properties (Brookhill Shopping Center, Hollinswood Shopping Center and Avondale Shopping Center) totaling approximately $24.0 million that mature within twelve months of the date on which this report is filed with the SEC. The maturity date for one of the mortgage loans (Brookhill Shopping Center) with a balance of $9.2 million as of December 31, 2024, was extended on January 31, 2025 to April 30, 2025. On March 27, 2025, the maturity date of one of the mortgage loans (Hollinswood Shopping Center) with a balance of $12.1 million as of December 31, 2024, was extended to June 1, 2025. We sought only short-term extensions with the current lenders for these loans because we are separately working with another third party to refinance the loans prior to the extended maturity dates. Although we have a history of demonstrating our ability to successfully refinance our loans as they come due, there can be no assurances that we will be successful in our efforts to refinance the loans on favorable terms or at all. While it is not our current plan, we also have the option to sell properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If we are ultimately unable to refinance these loans prior to maturity or sell the properties prior to maturity, the lenders have the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, we would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

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

Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions, our current debt levels and the market price of the shares of our common stock. Although our common stock is quoted on the OTCQX, there is a very limited trading market for our common stock, and if a more active trading market is not developed and sustained, we will be limited in our ability to issue equity to fund our capital needs. Further, on January 31, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of the bid price for our common stock being below $0.10 for more than 30 consecutive calendar days. We have a cure period of 90 calendar days, or until May 1, 2025, to regain compliance, during which the bid price must be at least $0.10 for 10 consecutive trading days. Furthermore, on February 5, 2025, OTC Markets Inc. informed us that we no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of our market capitalization staying below $5 million for more than 30 consecutive days. We have a cure period of 90 calendar days, or until May 5, 2025, to regain compliance, during which our market capitalization must be at least $5 million for 10 consecutive trading days. If we fail to regain compliance with the foregoing requirements during the respective cure periods, trading in our common stock will be moved from OTCQX to either the OTCQB Market or the OTC Pink Market, which may result in a less active trading market for our common stock. Moreover, if we cannot obtain capital from third-party sources, we may not be able to meet the capital and operating needs of our properties, satisfy our debt service obligations or pay dividends to our stockholders. Until we have greater access to capital, we will likely structure future acquisitions through joint ventures or other syndicated structures in which outside investors will contribute a majority of the capital and we will manage the assets.

As discussed below, on May 21, 2024, the Company agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver.

As described below, under our existing debt agreements, we are subject to continuing covenants. As of December 31, 2024, we were in compliance with all of the covenants under our debt agreements. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of December 31, 2024:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate	Balance Outstanding at December 31, 2024
Hollinswood Shopping Center Loan (1)	March 1, 2025	SOFR + 2.36%	6.69%	$12,104
Avondale Shops Loan	June 1, 2025	Fixed	4.00%	2,745
Vista Shops at Golden Mile Loan (net of discount of $82) (2)	February 8, 2029	Fixed	6.90%	15,985
Brookhill Azalea Shopping Center Loan	January 31, 2025 (3)	SOFR + 2.75%	7.08%	9,198
Crestview Shopping Center Loan (net of discount of $33)	September 29, 2026	Fixed	7.83%	11,856
Lamar Station Plaza West Loan (net of discount of $54)	December 10, 2027	Fixed	5.67%	18,585
Highlandtown Village Shopping Center Loan (net of discount of $29)	May 10, 2028	SOFR + 2.5% (4)	6.09%	8,721
Midtown Colonial and Midtown Lamonticello Shopping Center (net of discount of $168)	May 1, 2027	Fixed	7.92%	18,992
Midtown Row Loan (net of discount of $14)	December 1, 2027	Fixed	6.48%	75,986
Midtown Row/Fortress Mezzanine Loan (5)	December 1, 2027	Fixed	14.00% (6)	16,911
Cromwell Field Shopping Center Loan (net of discount of $45)	December 22, 2027	Fixed	6.71%	12,508	(7)
Coral Hills Shopping Center Loan (net of discount of $169)	October 31, 2033	Fixed	6.95%	12,385
West Broad Shopping Center Loan (net of discount of $79)	December 21, 2033	Fixed	7.00%	11,545
The Shops at Greenwood Village Loan (net of discount of $63)	October 10, 2028	SOFR + 2.85%	5.85%	21,643
				249,164
Unamortized deferred financing costs, net				(2,114)
Total				$247,050
_____________________

(1)
On October 28, 2024, we entered into an agreement to extend the maturity date of this loan to March 1, 2025. On March 27, 2025, we entered into another agreement to further extend the maturity date of this loan to June 1, 2025.
(2)
On February 8, 2024, we refinanced the Vista Shops at Golden Mile Loan. The maturity date of the new loan is February 8, 2029. We entered into an interest rate swap which fixes the interest rate of the new loan at 6.90% for the term of the loan.
(3)
On January 31, 2025, we entered into an agreement to extend the maturity date of this loan to April 30, 2025.
(4)
We have entered into an interest rate swap which fixes the interest rate of this loan at 6.085%.
(5)
The outstanding balance reflects the fair value of the debt.
(6)
A portion of the interest on this loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1% and, as of December 31, 2024, was 9%.
(7)
There is additional borrowing capacity of $2.4 million available to us to fund leasing costs and for the performance earnout.

The following table sets forth our scheduled principal repayments (excluding discounts, deferred financing costs and fair value adjustments) and maturities during each of the next five years and thereafter as of December 31, 2024:

(dollars in thousands)
Year (1)	Amount Due	Percentage of Total
2025	$26,401	10.5%
2026	14,817	5.9%
2027	143,109	57.1%
2028	28,880	11.5%
2029	15,439	6.2%
Thereafter	21,977	8.8%
	$250,623	100.0%

_____________________

(1)
Does not reflect the exercise of any maturity extension options.

Mortgage Indebtedness

As of December 31, 2024 and 2023, we had approximately $232.3 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require us to maintain a debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

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

(1)
The debt service coverage ratio testing commenced December 31, 2023 with the following requirements: (i) 1.20 to 1.00 as of December 31, 2023; (ii) 1.20 to 1.00 as of December 31, 2024 and (iii) 1.35 to 1.00 as of December 31, 2025 and for the remaining term of the loan.

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

On October 28, 2024, the loan agreement and guaranty agreement for the Company’s mortgage loan secured by the Hollinswood property was amended to extend the maturity date to March 1, 2025. On March 27, 2025, the maturity date was further extended to June 1, 2025.

On January 31, 2025, the promissory note for the Company's mortgage loan secured by the Brookhill property was amended to extend the maturity date to April 30, 2025.

As of December 31, 2024, we were in compliance with all of the covenants under our debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, we entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. As of December 31, 2024, the Mezzanine Loan Interest rate was 14% per annum, comprised of a 5% Current Interest rate and a 9% Capitalized Interest rate. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with a Qualified Public Offering. However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage.

On January 31, 2025, we entered into a Note Sale and Assignment Agreement, as amended, with CF Flyer Mezz Holdings LLC, the lender under the Fortress Mezzanine Loan (“CF Flyer Mezz”), and FMC BRST Mezzanine LLC (“FMC BRST Mezzanine”) pursuant to which FMC BRST Mezzanine will purchase, and CF Flyer Mezz will sell, CF Flyer Mezz’s right, title and interests in and to the Fortress Mezzanine Loan and other certain instruments, agreements and other documents securing, guaranteeing or otherwise executed and delivered in connection therewith (the “Note Purchase”). The closing of the Note Purchase, which is subject to certain conditions, is scheduled for March 31, 2025, which may be extended to April 30, 2025.

See Note 8, “Mortgage and Other Indebtedness” for more information.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct and indirect subsidiaries owning eight additional properties. As of December 31, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza (collectively, the “Excluded Properties”).

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until certain of the Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of December 31, 2024, the Preferred Return was 14% per annum, comprised of a 5% Current Preferred Return and a 9% Capitalized Preferred Return. As of December 31, 2024 and 2023, the Capitalized Preferred Return was approximately $19.2 million and $11.3 million, respectively, and is reflected within Redeemable noncontrolling Fortress preferred interest on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, we recognized $4.8 million and $4.3 million, respectively, of Current Preferred Return and $7.8 million and $10.3 million, respectively, of Capitalized Preferred Return as a reduction to additional paid-in capital in the consolidated statements of equity.

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

In addition, we are required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $8.6 million as of December 31, 2024 and is reflected in cash and cash equivalents on the consolidated balance sheets.

Under the Eagles Sub-OP Operating Agreement, “Trigger Events” include, but are not limited to, the following: (i) fraud, gross negligence, willful misconduct, criminal acts or intentional misappropriation of funds with respect to a property owned by the Company or any of its subsidiaries; (ii) a Bankruptcy Event with respect to the Company or any of its subsidiaries, except for an involuntary bankruptcy that is dismissed within 90 days of commencement; (iii) a material breach of certain provisions of the Eagles Sub-OP Operating Agreement; (iv) monetary defaults or material non-monetary defaults under the Fortress Mezzanine Loan or the mortgage loans secured by properties owned directly or indirectly by the Eagles Sub-OP; (v) failure to meet the minimum Total Yield requirements under the Eagles Sub-OP Operating Agreement; (vi) failure to pay the Current Preferred Return (subject to a limited cure period) or failure to make distributions as required by the Eagles Sub-OP Operating Agreement; (viii) Mr. Jacoby (A) ceasing to be employed as the chief executive officer of the Company, (B) not being actively involved in the management of the Company or (C) failing to hold an aggregate of at least 3,802,594 shares of common stock and OP units, in each case subject to the Company’s right to appoint a replacement chief executive officer reasonably acceptable to the Fortress Member within 90 days; and (ix) material breaches or material defaults of the Company, the Operating Partnership or their subsidiaries under certain other agreements related to the Preferred Equity Investment.

On May 21, 2024, the Company agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver. Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, upon the occurrence of a Trigger Event the Fortress Member would have the right (among other rights) to (i) remove the Operating Partnership as the managing member of the Eagles Sub-OP and to serve as the managing member until the Fortress Member is paid the Redemption Amount, (ii) cause the Eagles Sub-OP to sell one or more properties until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount, (iii) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, and (iv) terminate all property management and other service agreements with affiliates of the Company. Further, the mezzanine loan agreement for the Fortress Mezzanine Loan provides for cross-default in the event of a Trigger Event.

On January 31, 2025, we entered into a Preferred Membership Interest and Warrant Purchase Agreement (as amended, the “Interest and Warrant Purchase Agreement”) with CF Flyer PE Investor LLC (“CF Flyer PE”), CF Flyer Mezz (together with CF Flyer PE, the “Fortress Parties”) and FMC BRST Preferred LLC (“FMC BRST Preferred”). Pursuant to the Interest and Warrant Purchase Agreement, FMC BRST Preferred will purchase, and the Fortress Parties will sell, (i) 100% of the Fortress Preferred Interest and (ii) the outstanding warrant (“Fortress Warrant”) to purchase 2,560,000 shares of Common Stock at an exercise price of $0.01 per share (subject to certain adjustments) held by CF Flyer Mezz (the “Preferred Membership Interest and Warrant Transfer”). The closing of the Preferred

Membership Interest and Warrant Transfer, which is subject to certain conditions, is scheduled for March 31, 2025, which may be extended to April 30, 2025.

See Note 8, “Mortgage and Other Indebtedness” for further information.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2024 and 2023.

	For the year ended December 31,
(in thousands)	2024	2023	Change
Cash and cash equivalents and restricted cash at beginning of period	$13,797	$17,031	$(3,234)
Net cash from operating activities	601	(3,778)	4,379
Net cash from investing activities	(1,454)	38,806	(40,260)
Net cash from financing activities	7,790	(38,262)	46,052
Cash and cash equivalents and restricted cash at end of period	$20,734	$13,797	$6,937

Operating Activities- Cash from operating activities increased by approximately $4.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Operating cash flows were primarily impacted by a net increase in changes in operating assets and liabilities of approximately $3.5 million, of which $3.8 million, $0.4 million and $0.2 million was related to the net change in accounts payable and accrued liabilities, deferred revenues and accounts receivable, respectively. This increase was partially offset by a decline of approximately $0.8 million in other assets.

Investing Activities- Cash from investing activities during the year ended December 31, 2024 decreased by approximately $40.3 million compared to the year ended December 31, 2023. This decrease resulted primarily from $44.8 million of proceeds received from the sale of the Spotswood property and the Dekalb property in 2023. This decrease was partially offset by a $4.1 million decrease in capital expenditures for real estate during 2024 as compared to 2023 and an increase of approximately $0.4 million of insurance proceeds relating to fire damage at two of our retail properties.

Financing Activities- Cash from financing activities for the year ended December 31, 2024 increased by approximately $46.1 million compared to the year ended December 31, 2023. The increase resulted primarily from (i) the $58.7 million repayment of a portion of the Basis Term Loan in 2023 with proceeds from the sale of the Dekalb property and the new loans secured by Coral Hills, Crestview and West Broad; (ii) the $11.9 million repayment of the Spotswood mortgage loan in 2023 with proceeds from the sale of the Spotswood property; (iii) a net increase of $10.6 million from the financing of the Midtown Colonial and Midtown Lamonticello properties in 2024 that were previously collateral for the Basis Term Loan, with a portion of the proceeds used to pay off the Basis Term Loan; (iv) a net increase in the Vista Shops at Golden Mile Loan of approximately $4.9 million from the refinance of the loan; (v) the $3.9 million redemption of the preferred interest in one of our subsidiaries in 2023 with proceeds from the sale of the Spotswood property and refinancing of the mortgage loan secured by Highlandtown and (vi) additional draws of $1.4 million in 2024 compared to the corresponding period in 2023 relating to the Cromwell Field Shopping Center Loan. These increases were partially offset by (i) $12.8 million related to the new mortgage loan secured by Coral Hills in 2023; (ii) $12.0 million related to the new mortgage loan secured by Crestview in 2023; (iii) $11.8 million related to the new mortgage loan secured by West Broad in 2023; (iv) $3.5 million related to the new mortgage loan secured by Highlandtown in 2023; (v) net proceeds of $1.4 million related to the Greenwood Village interest rate swap received in 2023; (vi) a $1.7 million increase in debt origination and discount fees; (vii) $0.5 million additional draws relating to Brookhill during 2023 and (viii) an increase in scheduled principal payments on loans of approximately $0.7 million as compared to the corresponding period in 2023.

Inflation

Inflation primarily impacts our results of operations as a result of wage pressures and increases in utilities and repair and maintenance costs. In addition, inflation could also impact our general and administrative expenses, the interest on our debt if variable or refinanced in a high-inflationary environment, our cost of capital, and our cost of development, redevelopment, maintenance or other operating activities. Substantially all of our leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of our leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations previously described. In addition, our leases for the residential portion of Midtown Row generally have lease terms of 11.5 months, which we believe reduces our exposure to the effects of inflation, although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases.

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

To the Board of Directors and Stockholders

Broad Street Realty, Inc. and Subsidiaries

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Broad Street Realty, Inc. and its Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity

As discussed in Note 1 to the consolidated financial statements, as of December 31, 2024, the Company has mortgage and other indebtedness with a combined principal balance of $24.0 million which is currently scheduled to mature within one year of issuance of the consolidated financial statements. Note 1 describes the Company’s future liquidity plans. Our opinion is not modified with respect to that matter.

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

Evaluation of Real Estate Properties for Impairment

Description of Matter

At December 31, 2024, the Company’s real estate properties totaled $311.4 million, net. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its real estate properties for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative and quantitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable. Auditing the Company’s impairment assessment involved subjectivity due to the assumptions in its consideration of events or changes in circumstances to identify whether there are indicators of impairment, as well as estimation required to assess significant assumptions utilized in the recoverability of the real estate based on undiscounted operating income and residual values, such as assumptions related to macroeconomic conditions, renewal and renegotiations of current leases, and future operating cash flows.

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of real estate properties for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s investment property impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We reviewed qualitative factors to determine whether any events or circumstances indicated that the carrying amount of the Company’s investment properties may not be recoverable. Further, we compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability for the properties’ remaining useful lives. We compared the significant assumptions used by management to relevant market information and other applicable sources. As part of our evaluation, we performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related property that would result from changes in the assumptions.

Valuation of Mezzanine Loan

Description of Matter

At December 31, 2024, the Company has entered into a mezzanine loan (the “Mezzanine Loan”) that the Company has elected to measure at fair value in accordance with the fair value option. Calculations and accounting for the Mezzanine Loan require management’s judgments related to subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 16 to the consolidated financial statements, the Company utilizes a discounted cash flow method under the income approach valuation technique in measuring the fair value. Auditing management’s valuations of the Mezzanine Loan was challenging due to the inputs that are highly sensitive to changes such as both the timing and probability of cash flows, as well as risk-adjusted discount rates.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s process used in determining the valuation of the Mezzanine Loan, evaluating the Company’s use of the model used and testing the significant assumptions used in the models, evaluating the completeness and accuracy of underlying data used in supporting the assumptions and estimates, and involving valuation specialists to assist in assessing the significant assumptions and methodology used by the Company.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023.

Richmond, Virginia

March 28, 2025

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Real estate properties
Land	$54,936	$54,936
Building and improvements	288,042	281,598
Intangible lease assets	32,967	33,374
Construction in progress	604	5,462
Furniture and equipment	1,774	1,711
Less accumulated depreciation and amortization	(66,907)	(51,890)
Total real estate properties, net	311,416	325,191

Cash and cash equivalents	16,160	9,779
Restricted cash	4,574	4,018
Straight-line rent receivable	4,110	3,090
Tenant and accounts receivable, net of allowance of $374 and $194, respectively	1,690	1,918
Derivative assets	737	796
Other assets, net	6,564	6,327
Total Assets	$345,251	$351,119

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $16,911 and $16,187, respectively, at fair value under the fair value option)	$247,050	$231,049
Accounts payable and accrued liabilities	15,292	15,457
Unamortized intangible lease liabilities, net	321	633
Payables due to related parties	48	63
Deferred revenue	841	827
Total liabilities	263,552	248,029

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	98,356	87,288

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 35,037,193 and 33,417,101 issued and outstanding at December 31, 2024 and 2023, respectively	350	334
Additional paid in capital	38,726	55,186
Accumulated deficit	(46,939)	(36,387)
Accumulated other comprehensive (loss) income	(1,104)	547
Total Broad Street Realty, Inc. stockholders' (deficit) equity	(8,967)	19,680
Noncontrolling interest	(7,690)	(3,878)
Total permanent (deficit) equity	(16,657)	15,802
Total Liabilities, Temporary Equity and Permanent Equity	$345,251	$351,119

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023
Revenues
Rental income	$38,810	$38,990
Commissions	2,329	2,897
Management and other income	206	282
Total revenues	41,345	42,169
Operating Expenses
Cost of services	2,103	2,493
Property operating	11,663	11,653
Depreciation and amortization	14,930	18,778
Impairment of real estate assets	560	973
Impairment of real estate assets held for sale	—	2,353
Bad debt expense	268	134
General and administrative	12,113	11,891
Total operating expenses	41,637	48,275
Gain on disposal of properties	—	11,486
Operating (loss) gain	(292)	5,380

Other income (expense)
Net interest and other income	1,084	938
Derivative fair value adjustment	589	(692)
Net gain on fair value change on debt held under the fair value option	2,318	2,344
Interest expense	(18,381)	(18,504)
Loss on extinguishment of debt	(7)	(43)
Other expense	(31)	(68)
Total other expense	(14,428)	(16,025)
Net loss before income taxes	(14,720)	(10,645)
Income tax (expense) benefit, net	(78)	3,628
Net loss	$(14,798)	$(7,017)
Less: Preferred equity return on Fortress preferred equity	(12,643)	(14,641)
Less: Preferred equity accretion to redemption value	(5,061)	(3,247)
Less: Preferred OP units return	(595)	(483)
Plus: Net loss attributable to noncontrolling interest	4,246	3,924
Net loss attributable to common stockholders	$(28,851)	$(21,464)

Earnings per share of common stock
Net loss per share attributable to stockholders - basic and diluted	$(0.80)	$(0.60)

Weighted average shares outstanding
Basic and diluted	35,997,396	35,608,163

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2024	2023
Net loss	$(14,798)	$(7,017)
Other comprehensive (loss) income:
Change in fair value due to credit risk on debt held under the fair value option	(1,651)	491
Total other comprehensive (loss) income	(1,651)	491
Comprehensive loss	$(16,449)	$(6,526)

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)	Non-controlling Interest	Total Equity
Balance at December 31, 2022	500	$—	32,256,974	$323	$72,097	$(33,294)	$56	$39,182	$(437)	$38,745
Grants of restricted stock	—	—	697,393	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(21,856)	—	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(4,126)	—	(6)	—	—	(6)	—	(6)
Stock-based compensation	—	—	488,716	11	1,466	—	—	1,477	—	1,477
Preferred equity return on Fortress preferred equity investment	—	—	—	—	(14,641)	—	—	(14,641)	—	(14,641)
Preferred equity accretion	—	—	—	—	(3,247)	—	—	(3,247)	—	(3,247)
Preferred OP units return	—	—	—	—	(483)	—	—	(483)	483	—
Other comprehensive income	—	—	—	—	—	—	491	491	—	491
Net loss	—	—	—	—	—	(3,093)	—	(3,093)	(3,924)	(7,017)
Balance at December 31, 2023	500	—	33,417,101	334	55,186	(36,387)	547	19,680	(3,878)	15,802
Issuance of Common Stock	—	—	52,485	—	161	—	—	161	(161)	—
Grants of restricted stock	—	—	1,519,154	—	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	(4,250)	—	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(27,087)	—	(24)	—	—	(24)	—	(24)
Stock-based compensation	—	—	79,790	16	1,702	—	—	1,718	—	1,718
Preferred equity return on Fortress preferred equity investment	—	—	—	—	(12,643)	—	—	(12,643)	—	(12,643)
Preferred equity accretion	—	—	—	—	(5,061)	—	—	(5,061)	—	(5,061)
Preferred OP units return	—	—	—	—	(595)	—	—	(595)	595	—
Other comprehensive loss	—	—	—	—	—	—	(1,651)	(1,651)	—	(1,651)
Net loss	—	—	—	—	—	(10,552)	—	(10,552)	(4,246)	(14,798)
Balance at December 31, 2024	500	$—	35,037,193	$350	$38,726	$(46,939)	$(1,104)	$(8,967)	$(7,690)	$(16,657)

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,798)	$(7,017)
Adjustments to reconcile net loss to net cash from operating activities
Deferred income taxes	—	(3,968)
Depreciation and amortization	14,930	18,778
Amortization of deferred financing costs and debt discounts	879	834
Amortization of above and below market lease intangibles, net	281	319
Minimum multiple return on preferred interests	—	(331)
Loss on extinguishment of debt	7	43
Gain on disposal of property	—	(11,486)
Impairment of real estate assets	560	973
Impairment of real estate assets held for sale	—	2,353
Straight-line rent revenue	(862)	(1,137)
Straight-line rent expense	102	(16)
Stock-based compensation	1,718	1,477
Change in fair value of derivatives	(589)	692
Change in fair value of debt held under the fair value option	(2,318)	(2,344)
Bad debt expense	268	134
Write-off of pre-acquisition costs	1	—
Write-off of related party receivables	4	—
Changes in operating assets and liabilities
Tenant and accounts receivable	(40)	(192)
Other assets	(840)	(28)
Receivables due from related parties	(1)	(4)
Accounts payable and accrued liabilities	1,300	(2,515)
Payables due to related parties	(15)	19
Deferred revenues	14	(362)
Net cash from operating activities	601	(3,778)
Cash flows from investing activities
Cash received on disposition of real estate, net of selling costs	—	44,754
Insurance proceeds	2,428	2,022
Capitalized pre-acquisition costs, net of refunds	5	—
Capital expenditures for real estate	(3,887)	(7,970)
Net cash from investing activities	(1,454)	38,806
Cash flows from financing activities
Borrowings under debt agreements	37,206	46,836
Repayments under debt agreements	(21,744)	(81,010)
Preferred equity return on preferred equity investment	(4,786)	(4,297)
Capitalized pre-refinancing costs	(74)	—
Proceeds related to interest rate swap	—	2,171
Payments related to interest rate swap	—	(773)
Taxes remitted upon vesting of restricted stock	(24)	(6)
Debt and temporary equity origination and discount fees	(2,920)	(1,230)
Proceeds from related parties	132	47
Net cash from financing activities	7,790	(38,262)
Increase (decrease) in cash, cash equivalents, and restricted cash	6,937	(3,234)
Cash, cash equivalents and restricted cash at beginning of period	13,797	17,031
Cash, cash equivalents and restricted cash at end of period	$20,734	$13,797

The accompanying notes are an integral part of these consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Year Ended December 31,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$16,160	$9,779
Restricted cash	4,574	4,018
Cash, cash equivalents and restricted cash at end of period	$20,734	$13,797
Supplemental Cash Flow Information
Interest paid	$15,967	$17,217
Taxes paid, net of refunds	$42	$25
Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	$(7,822)	$(10,301)
Accrued Current Preferred Return	$(424)	$(389)
Capitalized interest on Mezzanine loan	$(1,391)	$(1,126)
Accrued pre-acquisition costs	$67	$—
Accrued capital expenditures for real estate	$243	$1,890

The accompanying notes are an integral part of these consolidated financial statements.

Broad Street Realty, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast, and Colorado markets. As of December 31, 2024, the Company had gross real estate assets of $375.2 million (gross real estate properties less gross real estate intangibles liabilities) in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

(in thousands)
Property Name	City/State	Total Gross Real Estate Assets at December 31, 2024
Avondale Shops	Washington, D.C.	$8,381
Brookhill Azalea Shopping Center	Richmond, VA	18,307
Cromwell Field Shopping Center	Glen Burnie, MD	20,002
Coral Hills Shopping Center	Capitol Heights, MD	16,680
Crestview Square Shopping Center	Landover Hills, MD	18,707
The Shops at Greenwood Village	Greenwood Village, CO	31,523
Highlandtown Village Shopping Center	Baltimore, MD	7,450
Hollinswood Shopping Center	Baltimore, MD	24,816
Lamar Station Plaza East	Lakewood, CO	8,747
Lamar Station Plaza West	Lakewood, CO	24,738
Midtown Colonial	Williamsburg, VA	17,932
Midtown Lamonticello	Williamsburg, VA	16,020
Midtown Row	Williamsburg, VA	126,817
Vista Shops at Golden Mile	Fredrick, MD	15,140
West Broad Commons Shopping Center	Richmond, VA	19,964
		$375,224

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of December 31, 2024, the Company owned 86.4% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of 11 mergers on such date (the “Initial Mergers”) pursuant to which we acquired certain of our subsidiaries, and operates as a single reporting segment.

Liquidity and Management’s Plan

The Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company. The Company depends substantially on financing activities to provide it with the liquidity and capital resources needed to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company’s projected operating model reflects sufficient cash flow to cover its obligations over the next twelve months, except as noted below.

The Company’s financing is generally comprised of mortgage loans secured by the Company’s properties that typically mature within three to five years of origination. The Company is currently in contact with lenders and brokers in the marketplace to restructure the Company’s debt.

As of December 31, 2024, the Company had three mortgage loans on three properties with a combined principal balance outstanding of approximately $24.0 million that mature within twelve months of the date that these consolidated financial statements are issued. The maturity date of one of the mortgage loans with a balance of $9.2 million as of December 31, 2024 was extended on January 31, 2025 to April 30, 2025. On March 27, 2025, the maturity date of one of the mortgage loans with a balance of $12.1 million as of December 31, 2024 was extended to June 1, 2025. The Company sought only short-term extensions with the current lenders for these loans because the Company is separately working with another third party to refinance the loans prior to the extended maturity dates. Although the Company has a history of demonstrating its ability to successfully refinance its loans as they come due, there can be no assurances that the Company will be successful in its efforts to refinance the loans on favorable terms or at all. While it is not the Company’s current plan, the Company also has the option to sell properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If the Company is ultimately unable to refinance these loans or sell the properties prior to maturity, the lenders have the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, the Company would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

The Company's access to capital depends upon a number of factors over which the Company has little or no control, including general market conditions, the market's perception of the Company's current and potential future earnings and cash distributions, the Company's current debt levels and the market price of the shares of the Company's common stock. Although the Company's common stock is quoted on the OTCQX Best Market (“OTCQX”), an over-the-counter stock market, there is a very limited trading market for the Company's common stock, and if a more active trading market is not developed and sustained, the Company will be limited in its ability to issue equity to fund its capital needs. Further, on January 31, 2025, OTC Markets Inc. informed the Company that it no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of the bid price for our common stock being below $0.10 for more than 30 consecutive calendar days. The Company has a cure period of 90 calendar days, or until May 1, 2025, to regain compliance, during which the bid price must be at least $0.10 for 10 consecutive trading days. Furthermore, on February 5, 2025, OTC Markets Inc. informed the Company that it no longer met the Standards for Continued Qualification for the OTCQX U.S. tier as a result of its market capitalization staying below $5 million for more than 30 consecutive days. The Company has a cure period of 90 calendar days, or until May 5, 2025, to regain compliance, during which its market capitalization must be at least $5 million for 10 consecutive trading days. If the Company fails to regain compliance with the foregoing requirements during the respective cure periods, trading in the Company’s common stock will be moved from OTCQX to either the OTCQB Market or the OTC Pink Market, which may result in a less active trading market for the Company’s common stock. Moreover, if the Company cannot obtain capital from third-party sources, the Company may not be able to meet the capital and operating needs of its properties, satisfy its debt service obligations or pay dividends to its stockholders.

Under the agreement with the Fortress Member (as defined below), on May 21, 2024, the Company agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver.

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company was in compliance with all covenants under its debt agreements as of December 31, 2024.

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

Reclassifications

The Company has made certain reclassifications to the prior year’s consolidated financial statements in order to enhance the comparability with the current year’s consolidated financial statements. These reclassifications had no effect on net loss or cash flows from operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2024.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interest under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company consolidates the Operating Partnership and the Eagles Sub-OP (as defined in Note 10), VIEs in which the Company is considered the primary beneficiary.

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

Segment Reporting

The Company owns, operates, develops and redevelops primarily grocery-anchored shopping centers, street retail-based properties and mixed-use assets. The Company has aggregated all of its properties into one reportable segment due to their similarities with regard to the nature, location and economics of the properties and operational process. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making by the Company’s management, including the chief operating decision maker (“CODM”). Therefore, the Company discloses its operating results in a single reportable segment.

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

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of ASC 842 as of the effective date, rather than the earliest period presented. The Company elected the “package of practical expedients,” which permits it not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company made an accounting policy election to exempt short-term leases of 12 months or less from balance sheet recognition requirements associated with the new standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being material to the Company. The Company also elected the practical expedient for lessors to combine the lease and non-lease components (primarily impacts common area maintenance reimbursements).

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of the renewal. In addition to fixed base rents, certain rental income derived from the Company's tenant leases is variable and may be dependent on percentage rent. Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant’s lease and will vary based on the tenant's sales. Variable lease payments consisted of percentage rent and tenant expense reimbursements of operating expenses, common area maintenance expenses, real estate taxes and insurance of the respective properties amounted to $8.1 million and $7.7 million for the years ended December 31, 2024 and 2023, respectively. These amounts have been included in rental income on the consolidated statements of operations.

The Company recognizes lease termination fees, which are included in rental income on the consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease terminations, the Company records gains (losses) related to unrecovered tenant-specific intangibles and other assets in impairment of real estate assets on the consolidated statements of operations, which was a $0.6 million and $1.0 million loss for the years ended December 31, 2024 and 2023, respectively.

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

Contract Assets and Contract Liabilities

Contract assets include amounts recognized as revenue for which the Company is not yet entitled to payment for reasons other than the passage of time, but that do not constrain revenue recognition. As of December 31, 2024 and 2023, the Company did not have any contract assets.

Contract liabilities include advance payments related to performance obligations that have not yet been satisfied and are included in deferred revenue on its consolidated balance sheets. The Company recognizes the contract liability as revenue once it has transferred control of service to the customer and all revenue recognition criteria are met. There were no contract liabilities relating to performance obligations at December 31, 2024 and 2023.

Accounts Receivable Under Contracts with Customers

The Company records accounts receivable for its unconditional rights to consideration arising from its performance under contracts with customers. Additionally, the Company records other receivables, included in Other assets, net on the consolidated balance sheets, which represents commission advances to employees. Further, the Company records receivables from affiliated properties. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts for specific accounts and other receivable balances based on historical collection trends, the age of the outstanding accounts and other receivables and existing economic conditions associated with the receivables. Past-due accounts receivable balances are written off to bad debt expense when the Company’s internal collection efforts have been unsuccessful or the advance has been forgiven. As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between its transfer of a promised service to a customer and when the customer pays for that service will be one year or less. The Company does not typically include extended payment terms in its contracts with customers. As of December 31, 2024, the Company had approximately $2.1 million of accounts receivable under contracts with customers, of which $1.2 million and $0.9 million is reflected in other assets and tenant and accounts receivable, net, respectively, on the consolidated balance sheets. As of December 31, 2023, the Company had approximately $1.9 million of accounts receivable under contracts with customers, of which $1.2 million and $0.7 million is reflected in other assets and tenant and accounts receivable, net, respectively, on the consolidated balance sheets. There was no allowance for credit losses at December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company had approximately $1.0 million and $1.1 million, respectively, of other receivables, of which an allowance for credit losses of $0.4 million and $0.2 million, respectively, was recorded and is reflected in tenant and accounts receivable, net on the consolidated balance sheets.

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

Allocation of Purchase Price of Acquired Real Estate

As part of the purchase price allocation process of acquisitions, management estimates the fair value of each component for asset acquisitions and business combinations by using judgments regarding market-based assumptions used in the estimated cash flow projections, including forecasts of future revenue and operating expense growth rates, market lease rates, comparable land values, lease-up periods, capitalization rates, discount rates and calculation and analysis of the income tax positions related to the purchase price allocation. The Company assesses the relative fair value of acquired assets and acquired liabilities in accordance with ASC Topic 805, Business Combinations and allocates the purchase price based on these assessments. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market and economic conditions that may affect the property.

The Company records above-market and below-market lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding acquired leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market acquired leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of each of December 31, 2024 and 2023, the Company had above-market leases with a gross value of approximately $4.2 million included in intangible lease assets on the consolidated balance sheets and below-market lease liabilities with a gross value of approximately $3.1 million included in unamortized intangible lease liabilities, net on the consolidated balance sheets.

In-place lease intangibles are valued considering factors such as an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on evaluation of current market demand. The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense. As of December 31, 2024 and 2023, the Company had in-place leases with a gross value of approximately $28.8 million and $29.2 million, respectively, included in intangible lease assets on the consolidated balance sheets.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	12.5 to 49 years
Improvements	5 to 15 years
Lease intangibles and tenant improvements	1 month to 19 years
Furniture and equipment	3 to 7 years

Asset Impairment- Real Estate Properties

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the property are less than its carrying amount. Management assesses if there are triggering events including macroeconomic conditions, loss of an anchor tenant, changes in occupancy, and the ability to re-tenant the space, nature or real estate properties, significant and persistent delinquencies, operating and collections performance compared to historical data and government-mandated compliance with an adverse effect to the Company's cost basis or operating costs. If management concludes triggering events are present for any property, management then assesses the recoverability of the individual property’s carrying value. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the property. If the analysis indicates that the carrying value of a property is not recoverable from its estimated undiscounted future cash flows, an impairment loss is recognized. Impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used. In determining the fair value, the Company uses current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of future cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and estimated net operating income. Subsequent changes in estimated cash flows could affect the determination of whether an impairment exists. During 2024 and 2023, the Company did not record any impairment relating to real estate properties.

Real Estate Held For Sale

The Company records properties held for sale, and any associated mortgage payable, assets and other liabilities associated with such properties as real estate held for sale on the Company's consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected to occur within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated costs to sell, based on similar real estate sales transactions or the property’s sale price if available. During 2023, the Company recorded $2.4 million of impairment expenses on assets held for sale. No properties were reclassified as held for sale at December 31, 2024 and 2023.

Casualty Gains and Losses

The Company records income resulting from insurance recoveries for business interruption when proceeds are received or contingencies related to the insurance recoveries are resolved.

During 2024, there was a fire at two of the Company’s retail properties. The Company received $2.5 million of insurance proceeds to cover repairs to the retail properties, and, at December 31, 2024, the Company had unspent funds of less than $0.1 million, which is included in accounts payable and accrued liabilities on the consolidated balance sheets. During 2024, the Company also received $0.3 million of business interruption insurance income, which is included in net interest and other income on the consolidated statement of operations.

In December 2021, there was a wind storm that damaged the roof of one of the properties the Company acquired in 2022. The

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. The Company recognizes interest and penalties associated with uncertain tax positions as part of income tax expense. Generally, for federal and state purposes, the Company's 2021 through 2024 tax years remain open for examination by tax authorities.

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
•
Level 2- quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active or derived from a model in which significant inputs and significant value drivers are observable in active markets; and
•
Level 3- fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow models. There were no acquisitions during the years ended December 31, 2024 and 2023.

The Company may choose to elect the fair value option for certain eligible financial instruments, such as the Fortress Mezzanine Loan (as defined below), in order to simplify the accounting treatment. Items for which the fair value option has been elected are presented at fair value in the consolidated balance sheets and any change in fair value unrelated to credit risk is recorded in net gains (losses) on debt in the consolidated statements of operations. Changes in fair value related to the Company’s specific credit risk is recognized in other comprehensive income (loss).

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For the years ended December 31, 2024 and 2023, the Company recognized approximately $0.6 million and $(0.7) million, respectively, as a component of "Derivative fair value adjustment" on the consolidated statements of operations.

Accounting Guidance

Adoption of Accounting Standards

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Operating lease receivables are excluded from the scope of this guidance. The amended guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires entities to provide disclosures of significant segment expenses and other significant segment items, as well as provide in interim periods all disclosures about a reportable segments' profit or loss and assets that are currently required annually. Additionally, entities with a single reportable segment have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures. The ASU is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance in its consolidated financial statements, which includes the additional disclosures required for our single operating and reportable segment, for the year ended December 31, 2024 and retrospectively for the year ended December 31, 2023. See Note 19 for more information.

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

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to provide disaggregated disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for the Company for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this guidance.

Note 3 – Real Estate

2023 Disposal of Real Estate

On June 30, 2023, the Company completed the sale of the Spotswood Valley Square Shopping Center for a sales price of $23.0 million in cash and recognized a net gain of $11.6 million in its consolidated statements of operations. The Company used $11.8 million of the proceeds to repay the mortgage loan secured by the Spotswood Valley Square Shopping Center, $2.3 million to redeem the 1.0% preferred membership interest in BSV Highlandtown Investors LLC and BSV Spotswood Investors LLC (the “Lamont Street Preferred Interest”) and $0.6 million to pay transaction costs.

On July 20, 2023, the Company completed the sale of Dekalb Plaza for a sales price of $23.1 million in cash and recognized a net loss of $0.1 million in its consolidated statements of operations. The Company used $17.4 million of the proceeds to pay down a portion of the Basis Term Loan (as defined below) and $0.7 million to pay transaction costs. The Company recognized approximately $2.4 million of impairment expenses on assets held for sale for the year ended December 31, 2023 in its consolidated statements of operations.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of December 31, 2024 and 2023.

(in thousands)	December 31, 2024	December 31, 2023
Assets:
Above-market leases	$4,153	$4,153
Above-market leases accumulated amortization	(3,038)	(2,469)
In-place leases	28,814	29,221
In-place leases accumulated amortization	(22,771)	(20,094)
Total real estate intangible assets, net	$7,158	$10,811

Liabilities
Below-market leases	$3,099	$3,146
Below-market leases accumulated amortization	(2,778)	(2,513)
Total real estate intangible liabilities, net	$321	$633

For the years ended December 31, 2024 and 2023, the Company recognized amortization related to in-place leases of approximately $2.9 million and $6.5 million, respectively, and net amortization related to above-market leases and below-market leases for each of the years ended December 31, 2024 and 2023 of approximately $0.3 million, in its consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of December 31, 2024.

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
2025	$2,024	$449	$(153)	$2,320
2026	1,433	253	(83)	1,603
2027	933	167	(44)	1,056
2028	503	112	(26)	589
2029	383	80	(14)	449
Thereafter	767	54	(1)	820
Total	$6,043	$1,115	$(321)	$6,837

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of December 31, 2024, the weighted average remaining amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 1.9 years, 2.2 years and 0.8 years, respectively.

Note 5 - Tenant and Accounts Receivable

Items included in tenant and accounts receivable, net on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 are detailed in the table below:

(in thousands)	December 31, 2024	December 31, 2023
Tenant receivable, net	$225	$255
Accounts receivable, net	1,465	1,663
Total tenant and accounts receivable, net	$1,690	$1,918

Note 6 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 are detailed in the table below.

(in thousands)	December 31, 2024	December 31, 2023
Prepaid assets and deposits	$1,364	$1,380
Leasing commission costs and incentives, net	2,297	2,141
Right-of-use assets, net	1,253	1,494
Pre-acquisition costs	73	6
Other receivables, net	460	35
Corporate property, net	125	144
Receivables from related parties	992	1,127
Total other assets	$6,564	$6,327

Receivables due from related parties as of December 31, 2024 and 2023, respectively, are described further in Note 18 “Related Party Transactions.”

Note 7 – Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 are detailed in the table below:

(in thousands)	December 31, 2024	December 31, 2023
Trade payable	$2,417	$2,372
Accrued operating and administrative expenses (1)	6,348	5,781
Security deposit	2,462	2,340
Real estate tax payable	1,307	1,222
Interest payable	1,356	1,213
Derivative liability	20	668
Lease payable	1,382	1,521
Income tax payable	—	340
Accounts payable and accrued liabilities	$15,292	$15,457
(1)
The table below provides additional details for items included in “Accrued operating and administrative expenses” as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Payroll and payroll related expenses	$1,155	$1,099
Accrued cost of services	950	1,004
Accrued legal and professional fees	2,337	810
Insurance proceeds for repairs	2	3
Accrued construction in progress	80	732
Accrued property operating expenses	1,065	729
Other accrued expenses	759	1,404
Accrued operating and administrative expenses	$6,348	$5,781

Note 8 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance as of December 31, 2024 and 2023, as well as the effective interest rates as of December 31, 2024:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate		December 31, 2024		December 31, 2023
Basis Term Loan (net of discount of $0 and $21, respectively)	July 1, 2024	Floating (1)	N/A		$—		$8,491	(2)
Hollinswood Shopping Center Loan (3)	March 1, 2025	SOFR + 2.36%	6.69%		12,104		12,437
Avondale Shops Loan	June 1, 2025	Fixed	4.00%		2,745		2,868
Vista Shops at Golden Mile Loan (net of discount of $82 and $9, respectively) (4)	February 8, 2029	Fixed	6.90%		15,985		11,252
Brookhill Azalea Shopping Center Loan	January 31, 2025 (5)	SOFR + 2.75%	7.08%		9,198		9,198
Crestview Shopping Center Loan (net of discount of $33 and $53, respectively)	September 29, 2026	Fixed	7.83%		11,856		11,947
Lamar Station Plaza West Loan (net of discount of $54 and $73, respectively)	December 10, 2027	Fixed	5.67%		18,585		18,927
Highlandtown Village Shopping Center Loan (net of discount of $29 and $38, respectively)	May 10, 2028	SOFR + 2.5% (6)	6.09%		8,721		8,712
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $168 and $0, respectively) (7)	May 1, 2027	Fixed	7.92%		18,992		—
Midtown Row Loan (net of discount of $14 and $19, respectively)	December 1, 2027	Fixed	6.48%		75,986		75,981
Midtown Row/Fortress Mezzanine Loan (8)	December 1, 2027	Fixed	14.00%	(9)	16,911		16,187
Cromwell Field Shopping Center Loan (net of discount of $45 and $60, respectively)	December 22, 2027	Fixed	6.71%		12,508	(10)	10,597	(10)
Coral Hills Shopping Center Loan (net of discount of $169 and $189, respectively)	October 31, 2033	Fixed	6.95%		12,385		12,560
West Broad Shopping Center Loan (net of discount of $79 and $88, respectively)	December 21, 2033	Fixed	7.00%		11,545		11,712
The Shops at Greenwood Village Loan (net of discount of $63 and $80, respectively)	October 10, 2028	SOFR + 2.85% (11)	5.85%		21,643		22,218
					$249,164		$233,087
Unamortized deferred financing costs, net					(2,114)		(2,038)
Total Mortgage and Other Indebtedness					$247,050		$231,049

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
(3)
The Company entered into an interest rate swap which fixed the interest rate of the loan at 4.06% until December 1, 2024. On October 28, 2024, the Company entered into an agreement to extend the maturity date of this loan to March 1, 2025. On March 27, 2025, the Company entered into another agreement to further extend the maturity date of this loan to June 1, 2025.
(4)
On February 8, 2024, the Company refinanced the Vista Shops at Golden Mile Loan. The maturity date of the new loan is February 8, 2029. The Company entered into an interest rate swap which fixes the interest rate of the new loan at 6.90% for the term of the loan.
(5)
On January 31, 2025, the Company entered into an agreement to extend the maturity date of this loan to April 30, 2025.

(6)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 6.09%.
(7)
This loan was originated on April 30, 2024.
(8)
The outstanding balance reflects the fair value of the debt.
(9)
A portion of the interest on this loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1% and, as of December 31, 2024, was 9%.
(10)
At December 31, 2024 and 2023, there was additional borrowing capacity of $2.4 million and $4.3 million, respectively, available to us to fund leasing costs and for the performance earnout.
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

Mortgage Indebtedness

As of December 31, 2024 and 2023, the Company had approximately $232.3 million and $208.4 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such terms are defined in the respective loan agreements) as follows in the table below.

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

(1)
The debt service coverage ratio testing commenced December 31, 2023 with the following requirements: (i) 1.20 to 1.00 as of December 31, 2023; (ii) 1.20 to 1.00 as of December 31, 2024 and (iii) 1.35 to 1.00 as of December 31, 2025 and for the remaining term of the loan.

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

On October 28, 2024, the loan agreement and guaranty agreement for the Company’s mortgage loan secured by the Hollinswood property was amended to extend the maturity date to March 1, 2025. On March 27, 2025, the maturity date was further extended to June 1, 2025.

On January 31, 2025, the promissory note for the Company's mortgage loan secured by the Brookhill property was amended to extend the maturity date to April 30, 2025.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. Pursuant to the mezzanine loan agreement, a portion of the interest on the Fortress Mezzanine Loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the Fortress Mezzanine Loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1%. As of December 31, 2024, the Mezzanine Loan Interest rate was 14% per annum, comprised of a 5% Current Interest rate and a 9% Capitalized Interest rate. The Fortress Mezzanine Loan (including a prepayment penalty) will be due and payable in connection with an underwritten public offering by the Company meeting certain conditions (a “Qualified Public Offering”). However, in connection with a Qualified Public Offering, the lender for the Fortress Mezzanine Loan has the right to convert all or a portion of the principal of the Fortress Mezzanine Loan and any prepayment penalty into shares of common stock at a price of $2.00 per share, subject to certain adjustments. The mezzanine loan agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at December 31, 2024 and 2023 was $16.9 million and $16.2 million, respectively. For each of the years ended December 31, 2024 and 2023, the Company recognized a net gain of $2.3 million in net gain on fair value change on debt held under the fair value option in the consolidated statements of operations and a net loss of $1.7 million and a net gain of $0.5 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the consolidated statements of comprehensive loss. For the years ended December 31, 2024 and 2023, the Company recognized $2.2 million and $1.9 million, respectively, of interest expense in the consolidated statements of operations, which includes $1.4 million and $1.1 million, respectively, of Capitalized Interest recorded in the consolidated balance sheets.

On January 31, 2025, the Company entered into a Note Sale and Assignment Agreement, as amended, with CF Flyer Mezz Holdings LLC, the lender under the Fortress Mezzanine Loan (“CF Flyer Mezz”), and FMC BRST Mezzanine LLC (“FMC BRST Mezzanine”) pursuant to which FMC BRST Mezzanine will purchase, and CF Flyer Mezz will sell, CF Flyer Mezz’s right, title and interests in and to the Fortress Mezzanine Loan and other certain instruments, agreements and other documents securing, guaranteeing or otherwise executed and delivered in connection therewith (the “Note Purchase”). The closing of the Note Purchase, which is subject to certain conditions, is scheduled for March 31, 2025, which may be extended to April 30, 2025.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of December 31, 2024 and 2023 was $3.6 million, gross ($2.1 million, net) and $3.4 million, gross ($2.0 million, net), respectively. Debt discounts associated with the Company’s debt as of December 31, 2024 and 2023 was $1.2 million, gross ($0.6 million, net) and $1.3 million, gross ($0.6 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, included in interest expense in the consolidated statements of operations, of approximately $0.9 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of December 31, 2024:

Year ending December 31,	(in thousands)
2025	$26,401
2026	14,817
2027	143,109
2028	28,880
2029	15,439
Thereafter	21,977
250,623
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(3,573)
Total	$247,050

Interest Rate Cap and Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, the Company entered into an interest rate cap agreement, effective December 27, 2019, on the full $66.9 million Basis Term Loan. The Basis Term Loan bore interest at a rate equal to the greater of (i) SOFR plus 3.97% per annum and (ii) 6.125% per annum. On November 23, 2022, the Company entered into an interest rate cap agreement, effective January 1, 2023, on the full $66.9 million Basis Term Loan to cap the SOFR interest rate at 4.65%. As of December 31, 2023 the effective interest rate of the Basis Term Loan was 8.62%. The interest rate cap agreement expired on January 1, 2024.

The Company had also entered into two interest rate swap agreements on the Hollinswood Loan to fix the interest rate at 4.06%. The swap agreements were effective as of December 27, 2019 on the outstanding balance of $10.2 million and on July 1, 2021 for the additional availability of $3.0 million under the Hollinswood Loan. On May 3, 2023, the Hollinswood loan agreement was amended to replace LIBOR with SOFR, effective July 1, 2023. The interest rate swap agreements expired on December 1, 2024.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For each of the years ended December 31, 2024 and 2023, the Company recognized a net loss of approximately $0.1 million and $1.2 million, respectively, as a component of “Derivative fair value adjustment” on the consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of December 31, 2024 and 2023 was an interest rate swap asset of approximately $0.7 million and $0.8 million, respectively, and an interest rate swap liability of less than $0.1 million at December 31, 2024. The interest rate swap assets are included in Other assets, net on the consolidated balance sheets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of December 31, 2024, the Company was in compliance with all covenants under its debt agreements.

Note 9 - Commitments and Contingencies

Commitments

The Company has no outstanding commitments as of December 31, 2024.

Leases, as lessee

At the inception of a lease and over its term, the Company evaluates each lease to determine the proper lease classification. Certain of these leases provide the Company with the contractual right to use and economically benefit from all of the space specified in the lease. Therefore, the Company has determined that they should be evaluated as lease arrangements. As of December 31, 2024, the

Company was obligated under operating lease agreements consisting primarily of the Company’s office leases and equipment leases. The majority of the Company’s office leases contain provisions for specified annual increases over the rents of the prior year and are computed based on a specified annual increase over the prior year’s rent, generally 3.0%. The Company’s operating leases have initial terms ranging from 2 to 51 years.

In accordance with the adoption of ASC 842, Leases, the Company recorded right-of-use assets (included in Other assets, net on the consolidated balance sheets) and related lease liabilities (included in Accounts payable and accrued expenses on the consolidated balance sheets) for these leases. As of December 31, 2024, the Company’s weighted average remaining lease term is approximately 14.6 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 6.5%. The Company has not recognized a right-of-use asset and lease liability for leases with terms of 12 months or less and without an option to purchase the underlying asset.

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

The Company remeasures its lease liabilities monthly at the present value of the future lease payments using the discount rate determined at lease commencement. Rent expense relating to the operating leases, including straight-line rent, was approximately $0.3 million and $0.4 million, respectively, for the years ended December 31, 2024 and 2023, and is recorded in general and administrative in the statements of operations.

The Company’s future minimum lease payments for its operating leases recorded in accounts payable and accrued liabilities as of December 31, 2024 were as follows:

(in thousands)
For the year ending:
2025	$314
2026	304
2027	274
2028	264
2029	144
Thereafter	1,078
Total undiscounted future minimum lease payments	2,378
Discount	(996)
Operating lease liabilities	$1,382

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

Note 10 - Fortress Preferred Equity Investment

The Company consolidates Broad Street Eagles JV LLC (the “Eagles Sub-OP”) under the guidance set forth in ASC 810 “Consolidation.” The Company evaluated whether the Eagles Sub-OP met the criteria for classification as a VIE or, alternatively, as a voting interest entity and concluded that that the Eagles Sub-OP met the criteria of a VIE. The Company is considered to have a controlling financial interest in the Eagles Sub-OP because the Company determined that it is the primary beneficiary because it is most closely associated with the Eagles Sub-OP.

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP, entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC, an affiliate of Fortress Investment Group LLC, or its successor (the “Fortress Member”) pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”).

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member, the only holder of a preferred membership interest in the Eagles Sub-OP, entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December

2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct and indirect subsidiaries owning eight additional properties. As of December 31, 2024, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza (collectively, the “Excluded Properties”).

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Fortress Preferred Interest each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return, provided that, until certain of the Excluded Properties were contributed to the Eagles Sub-OP, the Capitalized Preferred Return was increased by 4.75%. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of December 31, 2024, the Preferred Return was 14% per annum, comprised of a 5% Current Preferred Return and a 9% Capitalized Preferred Return. As of December 31, 2024 and 2023, the Capitalized Preferred Return was approximately $19.2 million and $11.3 million, respectively, and is reflected within Redeemable noncontrolling Fortress preferred interest on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized $4.8 million and $4.3 million, respectively, of Current Preferred Return and $7.8 million and $10.3 million, respectively, of Capitalized Preferred Return as a reduction to additional paid-in capital in the consolidated statements of equity.

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

In addition, the Company is required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $8.6 million and $3.1 million as of December 31, 2024 and 2023, respectively, and is reflected in cash and cash equivalents on the consolidated balance sheets.

Under the Eagles Sub-OP Operating Agreement, “Trigger Events” include, but are not limited to, the following: (i) fraud, gross negligence, willful misconduct, criminal acts or intentional misappropriation of funds with respect to a property owned by the Company or any of its subsidiaries; (ii) a bankruptcy event with respect to the Company or any of its subsidiaries, except for an involuntary bankruptcy that is dismissed within 90 days of commencement; (iii) a material breach of certain provisions of the Eagles Sub-OP Operating Agreement; (iv) monetary defaults or material non-monetary defaults under the Fortress Mezzanine Loan or the mortgage loans secured by properties owned directly or indirectly by the Eagles Sub-OP (including the Excluded Properties); (v) failure to meet the minimum Total Yield requirements under the Eagles Sub-OP Operating Agreement; (vi) failure to pay the Current Preferred Return (subject to a limited cure period) or failure to make distributions as required by the Eagles Sub-OP Operating Agreement; (vii) the occurrence of a Change of Control (as defined in the Eagles Sub-OP Operating Agreement); (viii) Mr. Jacoby (A) ceasing to be employed as the chief executive officer of the Company, (B) not being actively involved in the management of the Company or (C) failing to hold an aggregate of at least 3,802,594 shares of common stock and OP units, in each case subject to the Company’s right to appoint a replacement chief executive officer reasonably acceptable to the Fortress Member within 90 days; and (ix) material breaches or material defaults of the Company, the Operating Partnership or their subsidiaries under certain other agreements related to the Preferred Equity Investment.

On May 21, 2024, the Company agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elects to revoke such waiver. Upon the occurrence of a Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, upon the occurrence of a Trigger Event the Fortress Member would have the right (among other rights) to (i) remove the Operating Partnership as the managing member of the Eagles Sub-OP and to serve as the managing member until the Fortress Member is paid the Redemption Amount, (ii) cause the Eagles Sub-OP to sell one or more properties until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount, (iii) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, and (iv) terminate all property management and other service agreements with affiliates of the Company. Further, the mezzanine loan agreement for the Fortress Mezzanine Loan provides for cross-default in the event of a Trigger Event.

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

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in these consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. As discussed above, the Fortress Preferred Interest is redeemable at a determinable date (at year five (5), prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. The Company has evaluated the Fortress Preferred Interest and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized a gain of $0.7 million and $0.5 million, respectively, in derivative fair value adjustment in the consolidated statements of operations. The derivative liability was $0.7 million at December 31, 2023 and is reflected in accounts payable and accrued liabilities in the consolidated balance sheets. There was no derivative liability at December 31, 2024.

The following table summarizes the preferred equity investment activities for the years ended December 31, 2024 and 2023.

(thousands)	Preferred Equity Investment
Balance at December 31, 2022	$73,697
Preferred equity return	14,641
Preferred equity payment	(4,297)
Preferred equity accretion	3,247
Balance at December 31, 2023	87,288
Preferred equity return	12,643
Preferred equity payment	(4,786)
Preferred equity accretion	5,061
Financing costs	(1,850)
Balance at December 31, 2024	$98,356

On January 31, 2025, the Company entered into a Preferred Membership Interest and Warrant Purchase Agreement (as amended, the “Interest and Warrant Purchase Agreement”) with CF Flyer PE Investor LLC (“CF Flyer PE”), CF Flyer Mezz (together with CF Flyer PE, the “Fortress Parties”) and FMC BRST Preferred LLC (“FMC BRST Preferred”). Pursuant to the Interest and Warrant Purchase Agreement, FMC BRST Preferred will purchase, and the Fortress Parties will sell, (i) 100% of the Fortress Preferred Interest and (ii) the outstanding warrant (“Fortress Warrant”) to purchase 2,560,000 shares of Common Stock at an exercise price of $0.01 per share (subject to certain adjustments) held by CF Flyer Mezz (the “Preferred Membership Interest and Warrant Transfer”). The closing of the Preferred Membership Interest and Warrant Transfer, which is subject to certain conditions, is scheduled for March 31, 2025, which may be extended to April 30, 2025.

Note 11 - Equity

Common Stock

On January 3, 2023, the Company issued 166,125 shares of common stock to its directors, which includes 16,125 shares of common stock issued to one of the Company’s directors in lieu of such director’s cash retainer. On April 3, 2023, July 3, 2023 and October 3, 2023, the Company issued 32,904, 25,500 and 9,348 shares of common stock, respectively, to certain of its directors in lieu of such directors’ cash retainers. On April 3, 2023, the Company issued 254,839 shares of common stock to Mr. Jacoby in lieu of cash payment of 50% of his bonus pursuant to the cash bonus plan approved by the compensation committee of the Company’s board of directors for the year ended December 31, 2022. The foregoing shares were issued under the Company's Amended and Restated 2020 Equity Incentive Plan (the “Plan”). Compensation expense for the year ended December 31, 2023 was approximately $0.5 million and is included in general and administrative expenses on the consolidated statement of operations.

On October 23, 2023, the Company amended and restated its certificate of incorporation, which effected an increase to the Company's total number of authorized shares of common stock from 50,000,000 shares to 300,000,000 shares.

On January 2, 2024, April 5, 2024 and July 1, 2024, the Company issued 11,945, 29,452, and 38,393 shares of common stock, respectively, to one of its directors in lieu of such director’s cash retainer. The foregoing shares were issued under the Plan. Compensation expense for the year ended December 31, 2024 was less than $0.1 million and is included in general and administrative expenses on the consolidated statement of operations.

On July 1, 2024, the Company issued 52,485 shares of common stock in connection with the redemption of OP units.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of December 31, 2024 and 2023, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica upon completion of the Initial Mergers. The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of December 31, 2024, less than $0.1 million of Series A preferred dividends were undeclared.

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

Noncontrolling Interest

As of December 31, 2024 and 2023, the Company owned an 86.4% interest and a 85.7% interest, respectively, in the Operating Partnership. Commencing on the 12-month anniversary of the date on which the Common OP units were issued, each limited partner of the Operating Partnership (other than the Company) has the right, subject to certain terms and conditions, to require the Operating Partnership to redeem all or a portion of the Common OP units held by such limited partner in exchange for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. The Operating Partnership also has 1,842,917 Preferred OP units outstanding. Holders of Preferred OP units have the right to convert each Preferred OP unit into one Common OP unit, plus a cash payment for each Preferred OP unit so converted equal to (i) (A) the liquidation preference of the Preferred OP unit at such time, minus (B) $2.00 and (ii) all accrued and unpaid monthly distributions (to the extent not already added to the liquidation preference) (the “Conversion Liquidation Payment”). The liquidation preference means the sum of (i) $2.00 and (ii) the accrued Capitalized Preferred OP Unit Return (as defined below). On the date that the common stock is first listed on the New York Stock Exchange, the NYSE American or the Nasdaq Stock Market, each Preferred OP unit will automatically convert into one Common OP unit and the right to receive the Conversion Liquidation Payment. Pursuant to the amended Agreement of Limited Partnership of the Operating Partnership, a portion of the return on the Preferred OP units will be paid in cash (the “Current Preferred OP Unit Return”) and a portion of the return will accrue on and be added to the liquidation preference of the Preferred OP units each month (the “Capitalized Preferred OP Unit Return” and, together with the Current Preferred OP Unit Return, the "Preferred OP Unit Return"). The initial Preferred OP Unit Return was 12% per annum, comprised of a 5% Current Preferred OP Unit Return and a 7% Capitalized Preferred OP Unit Return. The Capitalized Preferred OP Unit Return increases each year by 1%. After November 23, 2027, the Preferred OP Unit Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. As of December 31, 2024, the Preferred OP Unit Return was 14% per annum, comprised of a 5% Current Preferred OP Unit Return and a 9% Capitalized Preferred OP Unit Return. The Preferred OP units have no voting rights.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. On April 9, 2024, the Company’s board of directors approved a further amendment and restatement of the Plan, which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,400,000 shares, from 5,120,000 shares to 6,520,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of December 31, 2024, there were 210,182 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following table summarizes the stock-based award activity under the Plan for the years ended December 31, 2024 and 2023.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2022	159,439	$1.62
Granted	697,393	0.78
Vested	(59,607)	2.25
Forfeited	(21,856)	1.60
Outstanding as of December 31, 2023	775,369	0.99
Granted	1,519,154	0.40
Vested	(468,440)	1.02
Forfeited	(4,250)	0.40
Outstanding as of December 31, 2024	1,821,833	$0.49

Of the restricted shares that vested during 2024 and 2023, 27,087 and 4,126 shares, respectively, were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for the years ended December 31, 2024 and 2023 was approximately $0.7 million and $0.3 million, respectively, and was included in general and administrative expenses on the consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of December 31, 2024 was approximately $0.3 million and will be recognized over a weighted-average period of 0.7 years.

On April 3, 2023, the Company granted 419,618 restricted shares of common stock to certain employees, which vest ratably on January 1, 2024, January 1, 2025, and January 1, 2026, subject to continued service through such dates. The total value of these awards is calculated to be approximately $0.3 million.

On December 7, 2023, the Company granted 277,775 restricted shares of common stock to its directors, which vested on October 23, 2024. The total value of these awards is calculated to be approximately $0.3 million.

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

Compensation expense related to the RSUs for the years ended December 31, 2024 and 2023 was approximately $1.0 million and $0.7 million, respectively, and is included in general and administrative expenses on the consolidated statement of operations. The remaining unrecognized costs from RSU awards as of December 31, 2024 was approximately $1.0 million and will be recognized over 1.0 year.

Option Awards

In connection with the completion of the Initial Mergers, the Company assumed option awards previously issued to directors and officers of the Company’s predecessor. Details of these options for the year ended December 31, 2023, are presented in the table below:

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

Warrants

On June 4, 2021, the Company issued to Lamont Street Partners, LLC (“Lamont Street”) warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “2021 Lamont Warrants”). The 2021 Lamont Warrants were issued in connection with the issuance of the Lamont Street Preferred Interest. The fair value of these warrant liabilities is estimated using the Black-Scholes method, which takes into account variables such as estimated volatility, expected holding period, dividend yield, and the risk-free interest rate. The risk-free interest rate is the U.S. Treasury rate at the date of grant. The expected life is based on the contractual life of the warrants at the date of grant, which is 4.3 years.

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

Note 12 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the years ended December 31, 2024 and 2023 by type of service:

		Year Ended December 31,
(in thousands)	Topic 606 Revenue Recognition	2024	2023
Topic 606 Revenues
Leasing commissions	Point in time	$2,168	$2,601
Property and asset management fees	Over time	137	142
Sales commissions	Point in time	161	296
Development fees	Over time	1	42
Engineering services	Over time	68	60
Topic 606 Revenue		2,535	3,141
Out of Scope of Topic 606 revenue
Rental income		38,810	38,990
Sublease income		—	38
Total Out of Scope of Topic 606 revenue		38,810	39,028
Total Revenue		$41,345	$42,169

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of December 31, 2024 are as follows:

(in thousands)
For the year ending December 31:
2025	$30,417
2026	24,487
2027	18,799
2028	15,998
2029	12,947
Thereafter	46,967
Total	$149,615

Note 13 – Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2024 and 2023.

(dollars in thousands)	Number of Properties at December 31,		Gross Real Estate Assets at December 31,		Percentage of Total Gross Real Estate Assets at December 31,		Rental income for the year ended December 31,
Location	2024	2023	2024	2023	2024	2023	2024	2023
Maryland	6	6	$102,795	$102,723	27.4%	27.5%	$13,746	$12,486
Virginia (1)	5	5	199,040	198,680	53.1%	53.1%	16,046	16,243
Pennsylvania (2)	—	—	—	—	—	—	—	1,501
Washington D.C.	1	1	8,381	8,422	2.2%	2.3%	787	594
Colorado	3	3	65,008	64,110	17.3%	17.1%	8,231	8,166
	15	15	$375,224	$373,935	100.0%	100.0%	$38,810	$38,990
(1)
Rental income for the year ended December 31, 2023 includes $1.2 million of rental income from Spotswood Valley Square Shopping Center, which was sold on June 30, 2023.
(2)
Rental income related solely to Dekalb Plaza, which was sold on July 20, 2023.

Note 14 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the provisions of the 401(k) Plan, the Company may make discretionary contributions on behalf of the eligible employees. The Company made contributions to the 401(k) Plan of approximately $0.1 million for each of the years ended December 31, 2024 and 2023.

Note 15 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the year ended December 31, 2024 and 2023 was approximately 8.0 million and 7.0 million, respectively.

The following table sets forth the computation of earnings per common share for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss	$(14,798)	$(7,017)
Less: Preferred equity return on Fortress preferred equity	(12,643)	(14,641)
Less: Preferred equity accretion to redemption value	(5,061)	(3,247)
Less: Preferred OP units return	(595)	(483)
Plus: Net loss attributable to noncontrolling interest	4,246	3,924
Net loss attributable to common stockholders	$(28,851)	$(21,464)
Denominator
Basic weighted-average common shares	35,997	35,608
Dilutive potential common shares	—	—
Diluted weighted-average common shares	35,997	35,608

Net loss per common share- basic and diluted	$(0.80)	$(0.60)

Note 16 - Fair Value of Financial Instruments

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

		Fair Value Measurements
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$737	$—	$737	$—

Liabilities:
Derivative instruments (1)	$20	$—	$20	$—
Fortress Mezzanine Loan	$16,911	$—	$16,911	$—
(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$796	$—	$796	$—

Liabilities:
Derivative instruments (1)	$668	$—	$668	$—
Fortress Mezzanine Loan	$16,187	$—	$16,187	$—
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

The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The Fortress Mezzanine Loan is a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The fair value option election for the Fortress Mezzanine Loan is due to the number and complexity of features that would require separate bifurcation absent this election. At December 31, 2024, the fair value of the Fortress Mezzanine Loan was valued using discounted cash flow techniques. At December 31, 2023, the fair value of the Fortress Mezzanine Loan was valued using a binomial lattice-based model which takes into account variables such as estimated volatility, expected holding period, stock price, the exit fee and the risk-free interest rate. The risk-free interest rate is the five-year treasury rate at the valuation date. These techniques incorporate Level 1 and Level 2 inputs.

Financial Assets and Liabilities Not Carried at Fair Value

The tables below provide information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes the information based upon the level of the fair value hierarchy within which fair value measurements are categorized.

	At December 31, 2024
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,160	$16,160	$—	$—
Restricted cash	$4,574	$4,574	$—	$—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$51,666	$—	$51,666	$—
Mortgage and other indebtedness, net - fixed rate	$180,587	$—	$181,561	$—

	At December 31, 2023
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,779	$9,779	$—	$—
Restricted cash	$4,018	$4,018	$—	$—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$61,056	$—	$61,056	$—
Mortgage and other indebtedness, net - fixed rate	$155,844	$—	$159,065	$—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2024 and 2023 due to the short-term nature of these instruments (Level 1).

At December 31, 2024 and 2023, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates as of December 31, 2024 and 2023 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of December 31, 2024 and 2023 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 17- Taxes

The income tax benefit consisted of the following for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Current:
Federal	$56	$251
State	22	89
Total current tax expense	$78	$340
Deferred:
Federal	$—	$(2,853)
State	—	(1,115)
Total deferred tax expense	$—	$(3,968)
Total income tax expense (benefit)	$78	$(3,628)

The Company’s effective income tax rate for the years ended December 31, 2024 and 2023 reconciles with the federal statutory rate as follows:

	For the Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Permanent items	(0.3)%	(0.2)%
State income taxes, net of federal tax benefit	2.3%	5.4%
Change in valuation allowance	(23.4)%	(12.0)%
Other	—	—
Rate change	—	0.3%
Prior year adjustment	0.1%	—
Effective income tax rate on income before taxes	-0.3%	14.5%

The difference between the Company’s effective tax rate and federal statutory rate for the years ended December 31, 2024 and 2023 is (21.3)% and (6.5)%, respectively, which is primarily due to the change in valuation allowance, state taxes and permanent items.

Deferred income tax assets (liabilities) are comprised of the following as of December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets
NOL carryforwards	$6,842	$5,197
Investment in the Operating Partnership	2,630	—
Equity compensation	910	678
Other	1	5
Gross deferred tax asset	$10,383	$5,880
Less: valuation allowance	(10,383)	(3,001)
Total deferred tax assets	$—	$2,879
Deferred tax liabilities
Investment in the Operating Partnership	$—	$(2,879)
Total deferred tax liabilities	$—	$(2,879)
Net deferred tax assets (liabilities)	$—	$—

At December 31, 2024 and 2023, the Company had pre-tax federal and state income tax NOL carryforwards of approximately $28.0 million and $19.6 million, respectively, which will carry forward indefinitely for federal purposes and for most states. As of December 31, 2024, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the years ended December 31, 2024 and 2023, the Company recorded a valuation allowance of $7.4 million and $3.0 million, respectively, against the net deferred tax assets.

The Company had no uncertain tax positions as of December 31, 2024 and 2023. Generally, for federal and state purposes, the Company's 2021 through 2024 tax years remain open for examination by tax authorities. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the Internal Revenue Service. The Company’s policy is to recognize interest and penalties associated with uncertain tax positions as part of income tax expense.
Note 18 – Related Party Transactions

Receivables and Payables

As of December 31, 2024 and 2023, the Company had $1.0 million and $1.1 million, respectively, in receivables due from related parties, included in Other assets, net on the consolidated balance sheets. The amounts at December 31, 2024 and 2023 relate to a merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of December 31, 2024 and 2023, the Company had less than $0.1 million and approximately $0.1 million, respectively, in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the consolidated balance sheets.

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

Legal Fees

Samuel Spiritos, a director of the Company, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the years ended December 31, 2024 and 2023, the Company paid approximately $0.5 million and $0.3 million, respectively, in legal fees to Shulman Rogers LLP, which is reflected in general and administrative in the consolidated statements of operations.

Note 19 - Segment Reporting

The Company operates as a single reporting segment that derives revenues primarily from rental income. The accounting policies are consistent with those described above in Note 2. The Company’s CODM is the Chief Executive Officer. Net operating income (“NOI”) is the measure used by the Company’s CODM to assess the operating segment’s performance. The Company defines NOI as rental income less property operating expenses, including real estate taxes. The Company also excludes the impact of straight-line rent revenue, net amortization of above and below market leases, depreciation, interest, impairments and gains or losses of real estate assets and other significant infrequent items that create volatility in our earning and make it difficult to determine the earnings generated by our core ongoing business. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered as an alternative to cash flows or as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income because it provides additional information to allow management, investors and our current and potential creditors to evaluate and compare our core operating results.

The CODM does not evaluate the operating segment or make decisions regarding the operating segment based on assets. Consequently, we do not disclose total assets.

The table below compares NOI of the Company’s reportable segment for the year ended December 31, 2024 and 2023 and the reconciliation of segment NOI to net loss:

	For the Year Ended December 31,
	2024	2023
Rental income (1)	$38,228	$38,172
Property operating expenses
Property taxes	4,021	3,884
Contract maintenance	2,304	2,297
Utilities	1,759	1,888
Repairs	1,565	1,310
Other segment items (2)	2,014	2,274
Total property operating expenses	11,663	11,653
Segment net operating income	26,565	26,519

Reconciliation of net operating income to net loss
Commissions	2,329	2,897
Management and other income	206	282
Straight-line rent revenue	862	1,137
Amortization of above and below market lease, net	(280)	(319)
Cost of services	(2,103)	(2,493)
Depreciation and amortization	(14,930)	(18,778)
Impairment of real estate assets	(560)	(973)
Impairment of real estate held for sale	—	(2,353)
Bad debt expense	(268)	(134)
General and administrative	(12,113)	(11,891)
Gain on disposal of properties	—	11,486
Net interest and other income	1,084	938
Derivative fair value adjustment	589	(692)
Net gain on fair value change on debt held under the fair value option	2,318	2,344
Interest expense	(18,381)	(18,504)
Loss on extinguishment of debt	(7)	(43)
Other expense	(31)	(68)
Income tax (expense) benefit, net	(78)	3,628
Net loss	$(14,798)	$(7,017)

(1)
Excludes straight-line revenue and net amortization of above and below market lease.
(2)
Other segment items include expenses relating to insurance, administrative, payroll and related items and management fees.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

				Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Property Name	Location	Property Type	Encumbrances (1)	Land	Building and improvements, intangible lease assets and liabilities and furniture and equipment	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements, intangible lease assets and liabilities, construction in progress, furniture and equipment	Total (2)	Accumulated Depreciation and Amortization (2) (3)	Date of Construction/ Renovation	Date Acquired
Avondale Shops	Washington, D.C.	Shopping Center	$2,746	$1,776	$6,593	$12	$1,776	$6,605	$8,381	$(1,410)	2010	2019
Brookhill Azalea Shopping Center	Richmond, VA	Shopping Center	9,198	1,344	15,554	1,409	1,344	16,963	18,307	(4,341)	2012	2019
Coral Hills Shopping Center	Capitol Heights, MD	Shopping Center	12,385	2,186	14,317	177	2,186	14,494	16,680	(4,454)	2012	2019
Crestview Square Shopping Center	Landover Hills, MD	Shopping Center	11,856	2,853	15,717	137	2,853	15,854	18,707	(4,800)	2012	2019
Hollinswood Shopping Center	Baltimore, MD	Shopping Center	12,104	5,907	15,050	3,859	5,907	18,909	24,816	(5,154)	2020	2019
Midtown Colonial	Williamsburg, VA	Shopping Center	10,030	3,963	10,014	3,955	3,963	13,969	17,932	(2,866)	2018	2019
Midtown Lamonticello	Williamsburg, VA	Shopping Center	8,961	3,108	12,659	253	3,108	12,912	16,020	(2,313)	2019	2019
Vista Shops at Golden Mile	Frederick, MD	Shopping Center	15,985	4,342	10,219	579	4,342	10,798	15,140	(3,802)	2009	2019
West Broad Commons Shopping Center	Richmond, VA	Shopping Center	11,545	1,324	18,180	460	1,324	18,640	19,964	(4,832)	2017	2019
Lamar Station Plaza East	Lakewood, CO	Shopping Center	—	1,826	3,183	2,660	2,904	5,843	8,747	(2,038)	1984	2020
Cromwell Field Shopping Center	Glen Burnie, MD	Shopping Center	12,508	2,256	15,618	2,128	2,256	17,746	20,002	(4,588)	2020	2021
Highlandtown Village Shopping Center	Baltimore, MD	Shopping Center	8,721	2,998	4,341	111	2,998	4,452	7,450	(2,606)	1987	2021
The Shops at Greenwood Village	Greenwood Village, CO	Shopping Center	21,643	3,170	27,560	721	3,242	28,281	31,523	(8,333)	2019	2021
Lamar Station Plaza West	Lakewood, CO	Shopping Center	18,585	8,774	13,996	1,969	8,773	15,965	24,738	(3,758)	2016	2022
Midtown Row	Williamsburg, VA	Mixed-Use	92,897	7,960	116,778	2,079	7,960	118,857	126,817	(8,834)	2021	2022
Total			$249,164	$53,787	$299,779	$20,509	$54,936	$320,288	$375,224	$(64,129)

(1)
Includes fair market value of debt adjustments and debt discount, net
(2)
The changes in total real estate and accumulated depreciation and amortization for the years ended December 31, 2024 and 2023 is as follows:

	For the year ended December 31,
(in thousands)	2024	2023
Cost
Balance at beginning of period	$373,935	$410,102
Acquisitions	—	—
Dispositions and write off	(952)	(44,774)
Capitalized costs	2,241	8,607
Balance at end of period	$375,224	$373,935

Accumulated depreciation and amortization
Balance at beginning of period	$49,377	$38,608
Depreciation and amortization	15,075	18,967
Dispositions and write off	(323)	(8,198)
Balance at end of period	$64,129	$49,377

The unaudited aggregate tax value of real estate assets for federal income tax purposes as of December 31, 2024 is estimated to be $267.1 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management determined that our internal controls over financial reporting are effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

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

ITEM 16. FORM 10‑K SUMMARY

The Company has elected not to include a summary.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 24, 2023)

3.2	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 24, 2023)

4.1*	Description of Securities of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on April 1, 2024)

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

10.5

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

10.7	Agreement of Limited Partnership of Broad Street Realty, LP (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on December 22, 2020)

10.8†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on April 15, 2021)

10.9†	Form of Restricted Stock Agreement for Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed on May 17, 2021)

10.10†	Form of Performance Award of Stock Units Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 21, 2021)

10.11

Preferred Equity Investment Agreement, dated November 22, 2022, by and between Broad Street Operating Partnership, LP, Broad Street Eagles JV LLC and CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 25, 2022)

10.12

Amended and Restated Limited Liability Company Agreement of Broad Street Eagles JV LLC, dated November 22, 2022, by and between Broad Street Operating Partnership, LP, CF Flyer PE Investor LLC and the Independent

Manager (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.13

Governance Agreement, dated November 22, 2022, by and between Broad Street Realty, Inc., CF Flyer PE Investor LLC and the other parties named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.14

Cash Flow Pledge Agreement, dated November 22, 2022, by Broad Street Operating Partnership, LP in favor of CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.15

Registration Rights Agreement, dated November 22, 2022, by and between Broad Street Realty, Inc. and CF Flyer PE Investor LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.16

Amendment No. 1 to the Agreement of Limited Partnership of Broad Street Operating Partnership, LP, dated November 22, 2022 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 25, 2022)

10.17

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

10.20

First Amendment to Amended and Restated Limited Company Agreement of Broad Street Eagles JV LLC, dated June 28, 2023, by and between CF Flyer PE Investor LLC and Broad Street Operating Partnership, LP (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2023)

10.21†	Broad Street Realty, Inc. Amended and Restated 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on April 10, 2024)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of Registrant

23.1*	Consent of Cherry Bekaert LLP, Independent Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROAD STREET REALTY, INC.

Date:	March 28, 2025	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2025	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date:	March 28, 2025	By:	/s/ ALEXANDER TOPCHY
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date:	March 28, 2025	By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Director

Date:	March 28, 2025	By:	/s/ DANIEL J.W. NEAL
Daniel J.W. Neal
Director

Date	March 28, 2025	By:	/s/ NOAH SHORE
Noah Shore
Director

Date:	March 28, 2025	By:	/s/ SAMUEL M. SPIRITOS
Samuel M. Spiritos
Director

Date	March 28, 2025	By:	/s/ JEFFERY C. WALRAVEN
Jeffery C. Walraven
Director

Date:	March 28, 2025	By:	/s/ THOMAS M. YOCKEY
Thomas M. Yockey
Director