Form 10-K/A
period 2024-12-31
Broad Street Realty, Inc.
filed 2025-04-29
CIK 764897

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

The number of shares of the registrant’s common stock outstanding as of April 23, 2025 was 34,969,632.

Auditor Firm Id:	PCAOB ID #677	Auditor Name:	Cherry Bekaert LLP	Auditor Location:	Richmond, Virginia USA

BROAD STREET REALTY, INC.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Broad Street Realty, Inc. (the “Company,” “we,” “us,” and “our,”) amends the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Original Form 10-K”). This Amendment No. 1 is being filed for the sole purpose of including the information required by Part III of Form 10-K.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information concerning our directors, including their ages as of April 23, 2025:

Name	Age	Position(s)	Director Since
Michael Z. Jacoby	61	Chairman and Chief Executive Officer	2019
Jeffrey H. Foster (1) (2)	62	Director	2019
Daniel J.W. Neal (2) (3)	66	Director	2019
Noah Shore (4)	52	Director	2022
Samuel M. Spiritos (1) (3)	63	Director	2019
Jeffery C. Walraven (2)	55	Director	2023
Thomas M. Yockey (1) (3)	70	Director	2019

_____________________

(1) Member of the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company (the “Board”).

(2) Member of the Audit Committee of the Board (the “Audit Committee”).

(3) Member of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”).

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

Michael Z. Jacoby. Mr. Jacoby has served as the Chairman and Chief Executive Officer of the Company since December 2019. Mr. Jacoby co-founded Broad Street Realty, LLC (“BSR”) in 2002 and served as Chief Executive Officer of BSR from 2002 to December 2019. Mr. Jacoby has more than 37 years of experience in the real estate industry and is an expert in large-scale leasing, acquisition, and development transactions. He has successfully completed commercial property transactions involving the acquisition, financing, development and leasing of more than 28 million square feet of properties throughout the United States. Prior to co-founding BSR, Mr. Jacoby co-founded Core Location LLC, a firm focused on the data center industry and his major roles included development, leasing, and capital partner relationships. During his time at Core Location, Mr. Jacoby was instrumental in the development of the 1.2 million square foot Lakeside Technology Center in Chicago, Illinois, the world's largest data center, the San Jose Technology Center in San Jose, California and the Metro Atlanta Technology Center in Atlanta, Georgia. Prior to co-founding Core Location, Mr. Jacoby was senior vice president and manager of the Ezra Company. He served as manager of the HQ office and on the Ezra Board of Directors. At Ezra, he specialized in advising and negotiating on behalf of technology companies throughout the United States. Mr. Jacoby holds a Bachelor of Science degree from Washington & Lee University. Based on his knowledge of the Company, its business and properties as a co-founder of BSR and his extensive experience in the real estate industry, we have determined that Mr. Jacoby should serve as a director.

Jeffrey H. Foster. Mr. Foster has served as a director of the Company since December 2019. From October 2021 to March 2024, he served as Chief Financial Officer of Cloud Capital, a private equity fund focused on acquiring data centers. Since 2018, he has served as an Adjunct Professor of Real Estate at Georgetown University’s McDonough School of Business. Mr. Foster served as the Executive Vice President, Chief Financial Officer and Treasurer of DuPont Fabros Technology (formerly NYSE: DFT), a public data center REIT, from 2013 until it was acquired in 2017. As Chief Financial Officer, he was responsible for obtaining financing through common and preferred equity, bonds and bank debt. He was also responsible for strategic planning, investor relations, and accounting. From 2007 to 2014, Mr. Foster served as Chief Accounting Officer of DFT. Mr. Foster played an integral role in DFT’s initial public offering in 2007 and its sale to Digital Realty Trust in 2017. Prior to his time at DFT, Mr. Foster served as the Chief Accounting Officer of Global Signal, the first publicly traded cell tower REIT. Mr. Foster began his career as a CPA at Arthur Anderson. Mr. Foster also serves on the board of Vault Digital Infrastructure, LP, a data center company. Mr. Foster has a B.S. in Accounting from the University of Florida and a Masters in Accountancy from the University of South Florida. Based on his experience as an executive officer of public REITs and his financial expertise, we have determined that Mr. Foster should serve as a director.

Daniel J.W. Neal. Mr. Neal has served as a director of the Company since December 2019. Mr. Neal is Managing Director of The Castleyard Group, a diversified family office. He is co-CEO and Chairman of the Board of Integrated Shopping, Inc., an eCommerce enterprise. From October 2003 to January 2023, Mr. Neal served as the chairman and chief executive officer of Kajeet, Inc. a privately held cloud software and wireless networking technologies company that he founded, and for which he raised over $250 million in venture capital. From January 2023 until October 2024, he served as the Executive Chairman of Kajeet. He is currently a Board Member and Vice Chairman of Kajeet. Prior to founding Kajeet, Mr. Neal served as CEO and Vice Chairman of VCampus Corporation (formerly NASDAQ: VCMP). Prior to VCampus, Mr. Neal was part of the team that built cloud services pioneer USinternetworking, Inc. (formerly NASDAQ: USIX). USinternetworking had a successful initial public offering and secondary offering and was subsequently acquired by AT&T. Mr. Neal is a named inventor on over 35 U.S. patents in the fields of wireless technology and software. He is the Managing Director of Wireless Management Solutions, LLC, which specializes in the development and licensing of intellectual property. Mr. Neal previously worked in real estate finance and in public sector real estate development and construction. Mr. Neal was recruited by the Public Buildings Service of the U.S. General Services Administration to lead a large team of real estate facilities planners responsible for the analysis and programming of an 80 million square foot portfolio of owned and leased real estate, and a Federal construction program of over $3 billion, in the National Capital Region. Mr. Neal served as a senior member of the National Performance Review in the Office of the Vice President, where he effected management improvements in Federal real estate financing, development and portfolio management. Mr. Neal holds an AB in political science from the University of California, Berkeley, and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his C-suite level management experience, including as a public company executive officer, we have determined that Mr. Neal should serve as a director.

Noah Shore. Mr. Shore is a Managing Director for the Fortress Credit Funds Business and is based in Los Angeles. Mr. Shore is head of the Real Estate Special Situations group and responsible for the West Coast Real Estate debt business. Mr. Shore has spent the last 27 years in his career focused on commercial real estate investment and development. Mr. Shore joined Fortress in 2007 and has originated direct loans, real estate and corporate securities, and real estate equity investments in most asset classes including office, hotel, retail, residential, and industrial. Prior to joining Fortress, Mr. Shore was a Vice President at The Taubman Company where he spent nine years working in all aspects of real estate acquisitions, leasing and development, focused on enhancing existing value, as well as unlocking and/or creating new value. Mr. Shore is a full member of the Urban Land Institute, a member of the International Council of Shopping Centers, and on the National Advisor Board of the Real Estate Center at the University of Colorado. Mr. Shore received a B.S. in Finance from the University of Colorado Boulder. Pursuant to the Fortress Governance Agreement, Mr. Shore was designated as a director by the Fortress Member. Based on his real estate investment and development experience, we have determined that Mr. Shore should serve as a director.

Samuel M. Spiritos. Mr. Spiritos has served as a director of the Company since December 2019. Since 2013, Mr. Spiritos has served as the Managing Shareholder of Shulman, Rogers, Gandal, Pordy & Ecker, P.A, a full-service Maryland law firm. Mr. Spiritos also currently serves as the Chair of the Shulman Rogers Hospitality Practice, where he focuses on deal structuring, purchase and sale contracts, franchise agreements, management agreements, financings (representing creditors and owners), joint ventures, construction and development. Mr. Spiritos has over 30 years of experience advising clients in commercial real estate transactions involving all asset classes. Mr. Spiritos also represents both lenders and borrowers on commercial loan transactions, particularly acquisitions and development financings, asset-based lending, health care financings, construction and permanent loans, retail, office and hotel development and financings and workouts. Prior to his service as Managing Shareholder, Mr. Spiritos served as Chair of both the Shulman Rogers Real Estate Department and the Commercial Real Estate Transactions Practice Group. Mr. Spiritos serves as Chair of the Board of Best Buddies (Maryland, D.C. Metro area). Mr. Spiritos holds a B.S. from The Wharton School of Management of the University of Pennsylvania, a J.D. from the University at Buffalo School of Law and an M.B.A. from the State University of New York at Buffalo. Based on his leadership experience and in advising on commercial real estate transactions and financing transactions, we have determined that Mr. Spiritos should serve as a director.

Jeffery C. Walraven. Mr. Walraven has served as a director of the Company since October 2023. Mr. Walraven has served as the Chief Operating Officer, a director and co-founder of Freehold Properties, Inc., a REIT that finances cannabis-related real estate, since its formation in May 2019. Mr. Walraven has served as a director of Sachem Capital Corp. since September 2024 and Interim Chief Financial Officer since December 2024. From January 2014 to May 2019, Mr. Walraven served as Executive Vice President and Chief Financial Officer of MedEquities Realty Trust, Inc. (formerly, NYSE: MRT), an internally managed healthcare REIT that was initially funded privately in July 2014, completed an initial public offering on the New York Stock Exchange in September 2016 and was subsequently sold to Omega Healthcare Investors, Inc. (NYSE: OHI) that closed in May 2019. From 2006 to 2013, Mr. Walraven held several positions with BDO USA, LLP, most recently as an assurance managing partner of the Memphis office, where his primary responsibilities included providing core and peripheral assurance services and business operational and tax consulting services. Mr. Walraven has over 20 years of public accounting experience, serving many public REIT clients since 1999. Mr. Walraven worked extensively with publicly-traded companies on all aspects of compliance with Securities Act (as defined below) and Exchange Act (as defined below) filings, including quarterly, annual and special reports, and compliance relating to acquisitions, dispositions and securities offerings. Mr. Walraven has had signing engagement partner responsibility for numerous public and private securities offering by REITs and other clients, including initial public offerings, secondary offerings and private placements. Mr. Walraven holds a Bachelor’s degree in Financial Management from Bob Jones University and a Masters of Professional Accountancy from Clemson

University. Mr. Walraven was nominated to serve as a director because of his extensive experience with public real estate companies and his capital markets, accounting and finance experience.

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

Executive Officers

The following table sets forth information regarding our executive officers, including their ages as of April 24, 2023:

Name	Age	Position(s)
Michael Z. Jacoby	61	Chairman and Chief Executive Officer
Alexander Topchy	54	Chief Financial Officer and Secretary

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

Certain Corporate Governance Matters

Audit Committee

The Board has established the Audit Committee, which is comprised of Messrs. Foster, Neal and Walraven. Mr. Foster, the chairman of the Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the SEC and is independent under applicable standards.

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

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers (“NEOs”) for the years ended December 31, 2024 and 2023 were Michael Z. Jacoby, our Chief Executive Officer, and Alexander Topchy, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2024 and 2023 by our NEOs. See “—Employment Agreements” below.

Name and Principal Position	Year	Salary	Stock Awards (1)		Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Michael Z. Jacoby	2024	$400,000	$150,000	(4)	$394,000	$29,189	$973,189
Chief Executive Officer	2023	400,000	150,000	(5)	395,883	30,380	976,263

Alexander Topchy	2024	$225,000	$50,000	(6)	$111,000	$14,984	$400,984
Chief Financial Officer and Secretary	2023	225,000	50,000	(7)	136,342	17,054	428,396

(1)
Represents the grant date fair value of awards of restricted shares of common stock, as computed under Accounting Standards Codification Topic 718.
(2)
The amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect the amounts earned by and paid to Messrs. Jacoby and Topchy under the cash bonus plan approved by the Compensation Committee. For additional details, see the section titled “—Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End—Cash Bonuses”.
(3)
The amounts for 2024 include (i) insurance premiums for family members (Mr. Jacoby—$8,189; Mr. Topchy—$14,984) and (ii) a $21,000 car allowance for Mr. Jacoby.
(4)
Consists of 375,000 restricted shares of common stock that were granted on April 18, 2024, which vest ratably on January 2, 2025, January 2, 2026 and January 4, 2027, subject to Mr. Jacoby’s continued employment on such dates and the terms of his employment agreement.
(5)
Consists of 193,548 restricted shares of common stock that were granted on April 3, 2023, which vest ratably on January 2, 2024, January 2, 2025 and January 2, 2026, subject to Mr. Jacoby’s continued employment on such dates and the terms of his employment agreement.
(6)
Consists of 125,000 restricted shares of common stock that were granted on April 18, 2024, which vest ratably on January 2, 2025, January 2, 2026 and January 4, 2027, subject to Mr. Topchy’s continued employment on such dates and the terms of his employment agreement.
(7)
Consists of 64,519 restricted shares of common stock that were granted on April 3, 2023, which vest ratably on January 2, 2024, January 2, 2025 and January 2, 2026, subject to Mr. Topchy’s continued employment on such dates and the terms of his employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the NEOs at December 31, 2024.

Name	Number of Shares That Have Not Vested (#) (1)	Market Value of Shares That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units That Have Not Vested ($) (2)
Michael Z. Jacoby	522,213	$52,221	755,814	$75,581
Alexander Topchy	174,071	$17,407	232,558	$23,256

(1)
Represents shares of time-vesting restricted shares of common stock, which vest ratably on January 2, 2025, January 2, 2026 and January 4, 2027, subject to the executive's continued employment on such dates and the terms of his employment agreement.
(2)
The market value is determined by multiplying the number of restricted shares or performance-based restricted stock units (“RSUs”), as applicable, by $0.10, the closing trading price of common stock on the OTCQX Best Market on December 31, 2024, the last day of the fiscal year.
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

Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End

Restricted Shares of Common Stock and RSUs

In March 2024, upon recommendation from the Compensation Committee, the Board approved the following grants under the Company’s Amended and Restated 2020 Equity Incentive Plan (the “Equity Incentive Plan”), in each case with an effective grant date of April 18, 2024: 375,000 and 125,000 restricted shares of the Company’s common stock to Messrs. Jacoby and Topchy, respectively, which are scheduled to vest ratably over a three-year period beginning on January 2, 2025, subject to such executive’s continued service on such dates and the terms of such executive’s employment agreement and a restricted stock award agreement previously approved by the Board.

In March 2023, upon recommendation from the Compensation Committee, the Board approved the following grants under the Equity Incentive Plan, in each case with an effective grant date of April 3, 2023: 193,548 and 64,516 restricted shares of the Company’s common stock to Messrs. Jacoby and Topchy, respectively, which are scheduled to vest ratably over a three-year period beginning on January 2, 2024, subject to such executive’s continued service on such dates and the terms of such executive’s employment agreement and a restricted stock award agreement previously approved by the Board.

In March 2022, upon recommendation from the Compensation Committee, the Board approved the following grants under the Equity Incentive Plan, in each case with an effective grant date of April 1, 2022: 54,545 and 18,182 restricted shares of the Company’s common stock to Messrs. Jacoby and Topchy, respectively, which are scheduled to vest ratably over a three-year period beginning on January 3, 2023, subject to such executive’s continued service on such dates and the terms of such executive’s employment agreement and a restricted stock award agreement previously approved by the Board.

In September 2021, upon recommendation from the Compensation Committee, the Board approved the following grants under the Equity Incentive Plan, in each case with an effective grant date of October 1, 2021: (i) 43,605 and 14,535 restricted shares of the Company’s common stock to Messrs. Jacoby and Topchy, respectively, which were fully vested as of January 2, 2025; and (ii) RSUs with a target number of RSUs of 755,814 and 232,558 to Messrs. Jacoby and Topchy, respectively. The grants of the RSUs were made pursuant to performance award of stock units agreements (each, a “RSU Award Agreement”).

Subject to the executive’s continued service on such date and certain exceptions set forth in the applicable RSU Award Agreement, the RSUs will vest based on the Company’s Implied Equity Market Capitalization (as defined in the applicable RSU Award Agreement) at the end of the performance period ending on December 31, 2024, according to the following schedule:

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

Cash Bonuses

For 2024, the Compensation Committee approved a cash bonus plan for Messrs. Jacoby and Topchy, with the amount of each officer’s cash bonus dependent on the achievement of certain pre‑established goals determined by the Compensation Committee, including the Company’s 2024 revenue and general and administrative expense, as well as certain strategic and individual goals. The range of the 2024 cash bonuses were based on the following threshold, target and stretch amounts, as a percentage of each executive’s base salary: Mr. Jacoby – 75% (threshold), 100% (target) and 125% (stretch); and Mr. Topchy – 37.5% (threshold), 50% (target) and 62.5% (stretch). Based on the Compensation Committee’s review of the performance of Messrs. Jacoby and Topchy in relation to the pre-determined goals, on March 26, 2025, the Compensation Committee approved bonuses for Messrs. Jacoby and Topchy in the amounts of $394,000 and $111,000, respectively. These amounts are reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table in this Proxy Statement.

For 2023, the Compensation Committee approved a cash bonus plan for Messrs. Jacoby and Topchy, with the amount of each officer’s cash bonus dependent on the achievement of certain pre‑established goals determined by the Compensation Committee, including the Company’s 2023 revenue and general and administrative expense, as well as certain strategic and individual goals. The range of the 2023 cash bonuses were based on the following threshold, target and stretch amounts, as a percentage of each executive’s base salary: Mr. Jacoby – 75% (threshold), 100% (target) and 125% (stretch); and Mr. Topchy – 37.5% (threshold), 50% (target) and 62.5% (stretch). Based on the Compensation Committee’s review of the performance of Messrs. Jacoby and Topchy in relation to the pre-determined goals, on March 28, 2024, the Compensation Committee approved bonuses for Messrs. Jacoby and Topchy in the amounts of $395,883 and $136,342, respectively. These amounts are reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table in this Proxy Statement.

Employment Agreements

On December 27, 2019, Mr. Jacoby and Mr. Topchy entered into employment agreements with the Company and Broad Street Operating Partnership, LP, the Company’s operating partnership (the “Operating Partnership”).

The employment agreements each had initial three-year terms with automatic one-year renewals thereafter, unless the executive or the Company provides timely notice of non-renewal to the other party. Mr. Jacoby’s employment agreement provides for a base salary of $400,000 per year and Mr. Topchy’s employment agreement provides for a base salary of $215,000 per year, both of which may be adjusted from time to time. Each employment agreement provides the executive with an annual bonus opportunity, which may be adjusted annually at the discretion of the Compensation Committee. The executive will also be eligible to receive equity-based incentives, as determined by the Compensation Committee, or by the Board in the absence of a compensation committee, and participate in other compensatory and benefit plans generally available to all employees.

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

Director Compensation

The Board has adopted a director compensation policy for non-employee directors, effective as of January 16, 2020. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director will receive an annual board service retainer of $35,000 paid in cash and a grant of $50,000 in restricted shares of our common stock, which are expected to vest on the one-year anniversary of the Company’s annual meeting of stockholders for such year, subject to continued service on such date. The chairperson of the Audit Committee will receive an additional annual committee chair service retainer of $20,000. Other members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee will receive additional annual cash retainers of $4,000 for each such committee of which they are a member. Each non-employee director may elect to receive up to 100% of his annual cash retainers in shares of our common stock. We also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board or any committee thereof.

For the fiscal year ended December 31, 2023, the annual grant of restricted shares of common stock was made on December 7, 2023, which restricted shares of common stock vested on October 23, 2024. For the fiscal year ended December 31, 2024, the annual grant of restricted shares of common stock was made on June 21, 2024, which restricted shares of common stock are expected to vest on May 29, 2025, subject to the applicable director’s continued service on the Board.

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2024, other than Mr. Jacoby, who received no separate compensation for his service as a director. For information on the compensation of Mr. Jacoby, please refer to “—Summary Compensation Table.”

Name	Fees Paid in Cash		Stock Awards (1)	Total
Jeffrey H. Foster	$59,000		$50,000	$109,000
Daniel J.W. Neal	43,000		50,000	93,000
Noah Shore (2)	—		—	—
Samuel M. Spiritos	43,000	(3)	50,000	93,000
Jeffery C. Walraven	39,000		50,000	89,000
Thomas M. Yockey	43,000		50,000	93,000

(1)
Represents the grant date fair value of grants of restricted shares of common stock granted on June 21, 2024 under the Equity Incentive Plan, which grants were in respect of each director’s 2024 annual grant of common stock.
(2)
Pursuant to the Fortress Governance Agreement, Mr. Shore was designated as a director by the Fortress Member and does not receive any compensation for his service as director.

(3)
Includes $32,250 of annual cash retainers, which the director elected to receive in fully vested shares of common stock under the Equity Incentive Plan in lieu of cash payments, in accordance with the director compensation policy described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued under our equity compensation plans (including individual compensation arrangements) as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—		—	—
Equity compensation plans not approved by stockholders	2,965,116	(1)	—	210,182
Total	2,965,116		—	210,182

(1)
Includes 2,965,116 shares of common stock underlying outstanding RSUs, which amount assumes achievement of the maximum level of performance in respect of the RSUs.

Principal Stockholders

The following table sets forth the beneficial ownership of our common stock as of April 23, 2025 for:

•
each person, or group of affiliated person, who is known by us to beneficially own more than 5% of our common stock;
•
each of our NEOs;
•
each of our directors; and
•
all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 34,969,632 shares of common stock and 5,507,811 Class A common units of limited partnership interest (“ Common OP units”) in the Operating Partnership (not including Common OP units held by us) outstanding as of April 23, 2025.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of restricted stock units and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 23, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The address for persons listed in the table is c/o Broad Street Realty, Inc., 11911 Freedom Drive, Suite 450, Reston, Virginia 20190.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of All Shares	Number of OP Units Beneficially Owned	Percentage of All Shares and OP Units
Named executive officers and directors:
Michael Z. Jacoby	3,732,428	(1)	10.7%	1,090,104	11.9%
Thomas M. Yockey	2,793,275		8.0%	653,822	8.5%
Jeffrey H. Foster	313,076		*	33,810	*
Daniel J.W. Neal (2)	1,218,973		3.5%	202,861	3.5%
Noah Shore	—		—	—	—
Samuel M. Spiritos	561,935		1.6%	—	1.4%
Jeffery C. Walraven	180,555		*	—	*
Alexander Topchy	455,253		1.3%	79,995	1.3%

All current executive officers and directors as a group (8 persons)	9,255,495		26.5%	2,060,592	28.0%

More than 5% Beneficial Owners
CF Flyer Mezz Holdings LLC (3)	2,560,000	(4)	7.7%	—	—

* Represents beneficial ownership of less than 1%

(1)
Includes 57,125 shares held by Mr. Jacoby’s spouse, for which Mr. Jacoby disclaims beneficial ownership.
(2)
Includes 37,255 shares and 33,810 Common OP units held by ABL, LLC, a limited liability company of which Mr. Neal is the managing member, and 29,554 shares held by an account for Mr. Neal's child, of which Mr. Neal is custodian.
(3)
Beneficial ownership is as of April 22, 2025 as reflected in a statement on Schedule 13D/A filed by CF Flyer Mezz Holdings LLC (“CF Flyer Mezz”), FCOF V Expansion ULMA-C Investments LLC, FCOF V Expansion CDFG MA-C Investments LLC (UL Series), Fortress Credit Opportunities Fund V Expansion (G) L.P., Fortress Credit Opportunities V Advisors LLC, FCO Fund V GP LLC, Hybrid GP Holdings (Cayman) LLC, Hybrid GP Holdings LLC, FIG LLC, Fortress Operating Entity I LP, FIG Blue LLC, Fortress, FINCO I Intermediate Holdco LLC, FINCO I LLC, FIG Parent, LLC, Foundation Holdco LP, FIG Buyer GP, LLC (collectively, the “Current Fortress Beneficial Owners”), CF Flyer PE Investor LLC, CF Flyer PE Holdings LLC and FCOF V Expansion USTMA-C LLC. According to such Schedule 13D, the Current Fortress Beneficial Owners have shared voting power and shared dispositive power over the shares reported above. The principal business address of the Current Fortress Beneficial Owners is 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(4)
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

Related Party Transactions

Receivables and Payables

As of December 31, 2024 and 2023, we had $1.0 million and $1.1 million, respectively, in receivables due from related parties. The amounts at December 31, 2024 and 2023 relate to a merger pursuant to which we acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of December 31, 2024 and 2023, we had less than $0.1 million and approximately $0.1 million, respectively, in payables due to properties managed by us related to amounts borrowed by us for working capital.

Fortress Agreements

In November 2022, in connection with transactions pursuant to which the Fortress Member invested $80.0 million in Broad Street Eagles JV LLC, a subsidiary of the Operating Partnership (the “Eagles Sub-OP”) , in exchange for a preferred membership interest (such interest, the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”), we entered into a number of agreements with affiliates of Fortress.

Preferred Equity Investment & Eagles Sub-OP Operating Agreement

The Operating Partnership and the Eagles Sub-OP entered into a preferred equity investment agreement with the Fortress Member, pursuant to which the Fortress Member made the Preferred Equity Investment and the Operating Partnership and the Fortress Member entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”).

As previously disclosed, on May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a “Trigger Event” under the Eagles Sub-OP Agreement. As previously disclosed, effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement to waive (the “Temporary Waiver”) the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled do at any time in its sole discretion.

On April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP (the “Rescission and Removal Notice”) in accordance with the terms of the Eagles Sub-OP Operating Agreement. As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount (as defined below) upon not less than 90 days prior written notice to the Eagles Sub-OP. The “Redemption Amount” means an amount equal to the sum of the following: (i) all outstanding loans advanced to the Eagles Sub-OP by the Fortress Member in accordance with the terms of the Eagles Sub-OP Operating Agreement, together with all accrued and unpaid return on such loans; (ii) the unredeemed balance of the Preferred Equity Investment; (iii) an amount equal to the greater of (x) all accrued and unpaid preferred return of the Fortress Preferred Interest and (y) a 1.40x minimum multiple on the amount of all loans and capital contributions made by the Fortress Member to the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement; and (iv) all other payments, fees, costs and expenses due or payable to the Fortress Member under the Eagles Sub-OP Operating Agreement, including a $10.0 million exit fee.

All of our properties are owned by subsidiaries of the Eagles Sub-OP. As a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with our affiliates, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement.

As a result of the Trigger Event, (i) the rate for distributions payable on the Fortress Preferred Interest automatically increased by the lesser of 4% or the maximum rate permitted by applicable law and (ii) all distributions payable on the Fortress Preferred Interest are payable in cash, including the portion of distributions payable on the Fortress Preferred Interest that previously accrued on and was added to the Preferred Equity Investment.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fortress Preferred Equity Investment” in the Original Form 10-K for additional information regarding the Preferred Equity Investment and the Eagles Sub-OP Operating Agreement.

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

In addition, upon the request of the Fortress Member, we must appoint the Fortress Director to each committee of the Board as the Fortress Member may request, subject to certain exceptions and applicable independence and other requirements of the SEC or any national securities exchange or over-the-counter market on which the common stock is traded or quoted.

In connection with the closing of the Preferred Equity Investment, the Board appointed Mr. Shore to serve as the initial Fortress Director. The Fortress Member has identified, and we have nominated, Mr. Shore as the Fortress Director to stand for election at the Annual Meeting.

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

The Fortress Warrant provides CF Flyer Mezz the right to purchase 2,560,000 shares of common stock at an exercise price of $0.01 per share, subject to certain adjustments. The Fortress Warrant may be exercised on a cashless basis and will automatically be deemed exercised in full on a cashless basis upon the occurrence of an underwritten public offering by us meeting certain conditions (a “Qualified Public Offering”).

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

Cash Flow Pledge

In connection with the Preferred Equity Investment, the Operating Partnership entered into a cash flow pledge agreement (the “Cash Flow Pledge”) in favor of the Fortress Member. Pursuant to the Cash Flow Pledge, the Operating Partnership pledged to the Eagles Sub‑OP, and agreed to contribute to the Eagles Sub-OP, all distributions that the Operating Partnership receives from its subsidiaries that, directly or indirectly, own certain properties, after taking into account amounts payable by such entities on account of mortgages secured by such properties, until such properties are contributed to the Eagles Sub-OP.

Guaranty of Recourse Obligations

In connection with the Preferred Equity Investment, we entered into a guaranty of recourse obligations (the “Company Guaranty”) for the benefit of the Fortress Member. Pursuant to the Company Guaranty, we guaranteed certain obligations of our subsidiaries under the documents entered into in connection with the Preferred Equity Investment. In addition, Messrs. Jacoby and Yockey guaranteed the full payment of the redemption amount for the Fortress Preferred Interest in the event of a bankruptcy event of us or our subsidiaries without the consent of the Fortress Member or certain other events that interfere with the rights of the Fortress Member under the documents entered into in connection with the Preferred Equity Investment.

Registration Rights Agreement

In connection with the Preferred Equity Investment, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Fortress Member. Pursuant to the Registration Rights Agreement, we provided the Fortress Member with certain registration rights with respect to the shares of common stock issuable upon conversion of the Fortress Preferred Interest and/or the Fortress Mezzanine Loan (as defined below) and the exercise of the Fortress Warrant, including, at any time after a Qualified Public Offering, up to three demand registrations and up to three underwritten offerings in any 12-month period, as well as certain piggyback rights. In addition, we and the Fortress Member agreed to certain lock-up restrictions in connection with any underwritten offerings.

Fortress Mezzanine Loan

In connection with the acquisition of the property known as Midtown Row, one of our subsidiaries and CF Flyer Mezz entered into a Mezzanine Loan Agreement, dated as of November 22, 2022 (the “Mezzanine Loan Agreement”), with CF Flyer Mezz, which provides for a loan with an aggregate principal balance of $16.9 million as of December 31, 2024 (the "Fortress Mezzanine Loan") that is secured by 100% of the membership interests in the entity that owns Midtown Row (the “Mezzanine Collateral”). The Mezzanine Loan Agreement provides that a Trigger Event under the Eagles Sub-OP Operating Agreement is an event of default under the Mezzanine Loan Agreement. Accordingly, as a result of the Rescission and Removal Notice and the resulting Trigger Event under the Eagles Sub-OP Operating Agreement, an event of default exists and is continuing under the Mezzanine Loan Agreement. As a result of the event of default, (i) CF Flyer Mezz may require the immediate payment of all amounts owed under the Mezzanine Loan Agreement, (ii) CF Flyer Mezz may foreclose on the Mezzanine Collateral, (iii) the interest rate of the Mezzanine Loan automatically increased by the lesser of 4% or the maximum rate permitted by applicable law and (iv) CF Flyer Mezz may apply any sums in any cash management system account in any order and in any manner as CF Flyer Mezz may elect. If CF Flyer Mezz accelerates the maturity date of all or any portion of the Mezzanine Loan by reason of the event of default, then, in addition to the payment of the outstanding principal and accrued and unpaid interest of the Mezzanine Loan, CF Flyer Mezz will be entitled to receive a prepayment premium in an amount sufficient to provide CF Flyer Mezz with the greater of (i) all accrued and unpaid interest (including all accrued and unpaid capitalized interest) with respect to the Mezzanine Loan and (ii) a 1.40x minimum multiple on the amount of the Mezzanine Loan.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity—Fortress Mezzanine Loan” in the Original Form 10-K for additional information regarding the Fortress Mezzanine Loan.

Guarantees

Our subsidiaries’ obligations under the Eagles Sub-OP Operating Agreement and Brookhill mortgage loan are guaranteed by Messrs. Jacoby and Yockey. We have agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the mortgage loan agreements for Coral Hills Shopping Center, Cromwell Field Shopping Center, Highlandtown Village Shopping Center, Midtown Colonial and Midtown Lamonticello and West Broad Shopping Center. For more information about the Eagles Sub-OP Operating Agreement and the Preferred Equity Investment, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Consolidated Indebtedness and Preferred Equity” in the Original Form 10-K.

Tax Protection Agreements

On December 27, 2019, we and the Operating Partnership entered into tax protection agreements (the “Initial Tax Protection Agreements”) with each of the prior investors in BSV Colonial Investor LLC, BSV Lamonticello Investors LLC and BSV Patrick Street Member LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in certain of the Initial Mergers. On April 4, 2023, the Company and the Operating Partnership entered into a tax protection agreement (together with the Initial Tax Protection Agreements, the “Tax Protection Agreements”), with each of the prior investors in BSV Lamont Investors LLC, including Messrs. Jacoby, Yockey and Topchy, in connection with their receipt of Common OP units in the merger whereby we acquired Lamar Station Plaza West. Pursuant to the Tax Protection Agreements, until the seventh anniversary of the completion of the applicable merger, we and the Operating Partnership may be required to indemnify the other parties thereto for their tax liabilities related to built-in gain that exists with respect to the properties known as Midtown Colonial, Midtown Lamonticello, Vista Shops at Golden Mile and Lamar Station Plaza West (the “Protected Properties”). Furthermore, until the seventh anniversary of the completion of the applicable merger, we and the Operating Partnership will be required to use commercially reasonable efforts to avoid any event, including a sale of the Protected Properties, that triggers built-in gain to the other parties to the Tax Protection Agreements, subject to certain exceptions, including like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

Shulman Rogers LLP Legal Fees

Mr. Spiritos is the managing partner of Shulman Rogers LLP, which represents us in certain real estate matters. During the years ended December 31, 2024 and 2023, we paid approximately $526,690 and $328,255 respectively, in legal fees to Shulman Rogers LLP.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and our bylaws provide for certain indemnification rights for our directors and officers and we entered into an indemnification agreement with each of our executive officers and directors, providing for procedures for indemnification and advancement by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us or, at our request, service to other entities, as officers or directors, or in certain other capacities, to the maximum extent permitted by Delaware law.

Independence of Directors

After broadly considering all relevant facts and circumstances, the Board affirmatively has determined that each of the following directors is independent under applicable standards: Messrs. Foster, Neal, Spiritos and Walraven.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The financial statements presented in the Original Form 10-K were audited by Cherry Bekaert, the Company’s independent registered public accounting firm.

The following summarizes the fees billed by Cherry Bekaert for services performed for the fiscal years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Audit Fees (1)	$397,670	$442,043
Audit-Related Fees (2)	52,500	138,386
Total	$450,170	$580,429

(1)
Fees for services related to the audit of the Company’s financial statements and review of the Company’s unaudited interim financial statements.
(2)
Audit-related fees related to the audit of one of our subsidiaries.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 24, 2023).

3.2	Amended and Restated Bylaws of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 24, 2023).

4.1	Description of Securities of Broad Street Realty, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed on April 1, 2024).

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

10.3

Form of Indemnification Agreement by and among Broad Street Realty, Inc. and the executive officers and directors listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2023).

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

10.19

Tax Protection Agreement, dated as of April 4, 2023, by and among Broad Street Realty, Inc., Broad Street Operating Partnership, LP and the Initial Protected Partners listed on Schedule 1 of the Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2023).

10.20

First Amendment to Amended and Restated Limited Company Agreement of Broad Street Eagles JV LLC, dated June 28, 2023, by and between CF Flyer PE Investor LLC and Broad Street Operating Partnership, LP (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2023).

10.21†	Broad Street Realty, Inc. Amended and Restated 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2024).

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 28, 2025).

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 28, 2025).

23.1	Consent of Cherry Bekaert LLP, Independent Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 28, 2025).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed on March 28, 2025).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROAD STREET REALTY, INC.

Date:	April 29, 2025	By:	/s/ MICHAEL Z. JACOBY
Michael Z. Jacoby
Chief Executive Officer