Form 10-Q
period 2025-03-31
Broad Street Realty, Inc.
filed 2025-06-06
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 30, 2025, the registrant had 34,959,395 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
		(audited)
Assets
Real estate properties
Land	$54,936	$54,936
Building and improvements	288,345	288,042
Intangible lease assets	32,967	32,967
Construction in progress	977	604
Furniture and equipment	1,823	1,774
Less accumulated depreciation and amortization	(70,544)	(66,907)
Total real estate properties, net	308,504	311,416

Cash and cash equivalents	13,504	16,160
Restricted cash	4,807	4,574
Straight-line rent receivable	4,008	4,110
Tenant and accounts receivable, net of allowance of $300 and $374, respectively	2,269	1,690
Derivative assets	364	737
Other assets, net	6,826	6,564
Total Assets	$340,282	$345,251

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $16,688 and $16,911, respectively, at fair value under the fair value option)	$246,864	$247,050
Accounts payable and accrued liabilities	16,231	15,292
Unamortized intangible lease liabilities, net	277	321
Payables due to related parties	21	48
Deferred revenue	852	841
Total liabilities	264,245	263,552

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	101,611	98,356

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 34,969,632 and 35,037,193 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	350	350
Additional paid in capital	34,405	38,726
Accumulated deficit	(51,216)	(46,939)
Accumulated other comprehensive loss	(241)	(1,104)
Total Broad Street Realty, Inc. stockholders' deficit	(16,702)	(8,967)
Noncontrolling interest	(8,872)	(7,690)
Total permanent deficit	(25,574)	(16,657)
Total Liabilities, Temporary Equity and Permanent Equity	$340,282	$345,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$9,842	$9,511
Commissions	707	502
Management fees and other income	57	58
Total revenues	10,606	10,071
Operating Expenses
Cost of services	576	421
Property operating	3,105	3,006
Depreciation and amortization	3,580	3,819
Impairment of real estate assets	43	110
Bad debt (recovery) expense	(71)	142
General and administrative	3,579	3,480
Total operating expenses	10,812	10,978
Operating loss	(206)	(907)

Other income (expense)
Interest and other income	165	217
Derivative fair value adjustment	(582)	889
Net (loss) gain on fair value change of debt held under the fair value option	(240)	2,343
Interest expense	(4,765)	(4,333)
Loss on extinguishment of debt	—	(7)
Other expense	(1)	(6)
Total other expense	(5,423)	(897)
Net loss before income taxes	(5,629)	(1,804)
Income tax expense	—	(134)
Net loss	$(5,629)	$(1,938)
Less: Preferred equity return on Fortress preferred equity	(3,497)	(3,022)
Less: Preferred equity accretion to redemption value	(997)	(1,379)
Less: Preferred OP units return	(170)	(139)
Plus: Net loss attributable to noncontrolling interest	1,352	839
Net loss attributable to common stockholders	$(8,941)	$(5,639)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.24)	$(0.16)

Weighted average shares outstanding
Basic and diluted	36,681,457	35,875,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,629)	$(1,938)
Other comprehensive income:
Change in fair value due to credit risk on debt held under the fair value option	863	740
Total other comprehensive income	863	740
Comprehensive loss	$(4,766)	$(1,198)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder's Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2023	500	$—	33,417,101	$334	$55,186	$(36,387)	$547	$19,680	$(3,878)	$15,802
Shares surrendered for taxes upon vesting	—	—	(27,087)	—	(24)	—	—	(24)	—	(24)
Stock-based compensation	—	—	11,945	—	360	—	—	360	—	360
Preferred equity return on preferred equity investment	—	—	—	—	(3,022)	—	—	(3,022)	—	(3,022)
Preferred equity accretion	—	—	—	—	(1,379)	—	—	(1,379)	—	(1,379)
Preferred OP Units return	—	—	—	—	(139)	—	—	(139)	139	—
Other comprehensive income	—	—	—	—	—	—	740	740	—	740
Net loss	—	—	—	—	—	(1,099)	—	(1,099)	(839)	(1,938)
Balance at March 31, 2024	500	—	33,401,959	334	50,982	(37,486)	1,287	15,117	(4,578)	10,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Continued)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder's Deficit	Non- controlling Interest	Total Equity
Balance at December 31, 2024	500	$—	35,037,193	$350	$38,726	$(46,939)	$(1,104)	$(8,967)	$(7,690)	$(16,657)
Forfeiture of restricted stock	—	—	(10,313)	—	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(57,248)	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	348	—	—	348	—	348
Preferred equity return on preferred equity investment	—	—	—	—	(3,497)	—	—	(3,497)	—	(3,497)
Preferred equity accretion	—	—	—	—	(997)	—	—	(997)	—	(997)
Preferred OP Units return	—	—	—	—	(170)	—	—	(170)	170	—
Other comprehensive income	—	—	—	—	—	—	863	863	—	863
Net loss	—	—	—	—	—	(4,277)	—	(4,277)	(1,352)	(5,629)
Balance at March 31, 2025	500	—	34,969,632	350	34,405	(51,216)	(241)	(16,702)	(8,872)	(25,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(5,629)	$(1,938)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	3,580	3,819
Amortization of deferred financing costs and debt discounts	241	193
Amortization of above and below market lease intangibles, net	85	81
Loss on extinguishment of debt	—	7
Impairment of real estate assets	43	110
Straight-line rent revenue	143	(352)
Straight-line rent expense	(2)	66
Stock-based compensation	348	360
Change in fair value of derivatives	582	(889)
Change in fair value of debt held under the fair value option	240	(2,343)
Bad debt (recovery) expense	(71)	142
Write-off of pre-acquisition costs	68	—
Write-off related party receivables	—	4
Changes in operating assets and liabilities
Tenants and accounts receivable, net	(508)	(49)
Other assets	(394)	262
Accounts payable and accrued liabilities	282	2,031
Payables due to related parties	(27)	(32)
Deferred revenues	11	(176)
Net cash from operating activities	(1,008)	1,296
Cash flows from investing activities
Capitalized pre-acquisition costs, net of refunds	—	5
Insurance proceeds	776	516
Capital expenditures for real estate	(749)	(2,806)
Net cash from investing activities	27	(2,285)
Cash flows from financing activities
Borrowings under debt agreements	385	17,869
Repayments under debt agreements	(537)	(11,706)
Preferred equity return on preferred equity investment	(1,239)	(1,153)
Capitalized pre-refinancing costs	—	(125)
Taxes remitted upon vesting of restricted stock	(5)	(24)
Debt origination and discount fees	(46)	(388)
Net cash from financing activities	(1,442)	4,473
(Decrease) increase in cash, cash equivalents, and restricted cash	(2,423)	3,484
Cash, cash equivalents and restricted cash at beginning of period	20,734	13,797
Cash, cash equivalents and restricted cash at end of period	$18,311	$17,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$13,504	$14,631
Restricted cash	4,807	2,650
Cash, cash equivalents and restricted cash at end of period	$18,311	$17,281
Supplemental Cash Flow Information
Interest paid	$4,750	$3,773
Taxes paid, net of refunds	$—	$8

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	$(2,248)	$(1,860)
Accrued Current Preferred Return	$(433)	$(399)
Capitalized interest on Mezzanine loan	$(400)	$(331)
Accrued capital expenditures for real estate	$283	$148

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

March 31, 2025

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2025, the Company had gross real estate assets of $375.9 million (gross real estate properties less gross real estate intangibles liabilities) in 15 real estate properties. In addition, the Company provides commercial real estate brokerage services for its own portfolio and third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2025, the Company owned 86.4% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

Liquidity, Management’s Plan and Going Concern

The Company’s rental revenue and operating results depend significantly on the occupancy levels at its properties and the ability of its tenants to meet their rent and other obligations to the Company. The Company depends substantially on financing activities to provide it with the liquidity and capital resources needed to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company projects it will not have sufficient cash flow to cover its obligations over the next twelve months.

The Company’s financing is generally comprised of mortgage loans secured by the Company’s properties that typically mature within three to five years of origination. The Company is currently in contact with lenders and brokers in the marketplace to restructure the Company’s debt.

Specifically, as of March 31, 2025, the Company had three mortgage loans with a combined principal balance outstanding of approximately $24.0 million that mature within twelve months of the date that these condensed consolidated financial statements are issued. On May 6, 2025, the Company entered into an agreement to extend the maturity date of one of the three mortgage loans from June 1, 2025 to December 1, 2025, and, on May 20, 2025, the Company entered into an agreement to extend the maturity date of the second mortgage loans from April 30, 2025 to July 29, 2025. Also, in May 2025, the Company reached a verbal agreement with the lender to extend the maturity date of the third mortgage loan from June 1, 2025 to September 1, 2025 with an option to extend it for an additional 90 days, but the Company can provide no assurance that the lender will enter into a definitive agreement to effect this extension. The Company sought only a short-term extension with the current lender as the Company and the Fortress Member (as defined below) are seeking to sell the property that secures the mortgage loan. The Company projects that it will not have sufficient cash available to pay off the mortgage loans upon maturity and, therefore, the Company and the Fortress Member are seeking to sell the properties that secure the mortgage loans. Although the Company has a history of demonstrating its ability to successfully refinance its loans as they come due, there can be no assurances that the Company will be successful in its efforts to refinance the loans on favorable terms or at all. The Company also has the option to sell the properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If the Company is ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, the Company would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

On May 21, 2024, the Company agreed with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC (“Fortress”), that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Amended and Restated Limited Liability Company Agreement (the “Eagles Sub-OP Operating Agreement”) of Broad Street Eagles JV LLC (the “Eagles Sub-OP”), by and between the Operating Partnership and the Fortress Member, which would constitute a Trigger Event (as defined in the Eagles Sub-OP Operating Agreement). Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement (the “Temporary Waiver”) to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. On April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement (the “Rescission and Removal Notice”). As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles

Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

All of the Company’s properties are owned by subsidiaries of the Eagles Sub-OP. As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all cash of the Company. Any use of such cash by the Company or the Operating Partnership requires the consent of the Fortress Member, and the Company can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed the Company’s board of directors that it will fund the Company’s general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps. The Fortress Member, in its capacity as managing member of Eagles Sub-OP, intends to cause Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the Preferred Equity Investment (as defined below) has been redeemed for the Redemption Amount (as defined in the Eagles Sub-OP Operating Agreement) and the entire outstanding principal balance of the Fortress Mezzanine Loan (as defined below) and the Prepayment Premium (as defined below) has been repaid. Further, the Company and the Fortress Member are currently marketing certain of the properties for sale. The Company can provide no assurances as to the timing of the sales of the properties or that the properties will be successfully sold. As of March 31, 2025, the Redemption Amount was $111.9 million and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium was $19.1 million. The combined carrying amount of the Preferred Equity Investment and the Fortress Mezzanine Loan was approximately $118.3 million at March 31, 2025. See Note 8 “Mortgage and Other Indebtedness” and Note 10 “Fortress Preferred Equity Investment” for additional information.

Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are available to be issued. The Company’s ability to continue as a going concern is dependent on the Company’s ability to find third-party equity and/or debt financing to pay off the Preferred Equity Investment and the Fortress Mezzanine Loan or the Company’s and the Fortress Member’s ability to sell properties as described above. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company cannot obtain third-party equity and/or debt financing or if the Company and the Fortress Member cannot sell properties as described above, the Company will not be able to satisfy its debt and preferred equity obligations. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Under the Company's debt agreements, the Company is subject to certain covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations and the Company may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on the Company's liquidity, financial condition and results of operations. Other than the event of default under the mezzanine loan agreement for the Fortress Mezzanine Loan, the Company was in compliance with all covenants under its debt agreements as of March 31, 2025.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reports. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The unaudited condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025, as amended on April 29, 2025 (the “2024 Form 10-K”).

The interim condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the 2024 Form 10-K. During the three months ended March 31, 2025, there were no material changes to these policies.

Accounting Guidance

Adoption of Accounting Standards

There were no adopted pronouncements during the three months ended March 31, 2025 that impacted the Company.

Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for the Company for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the guidance.

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

Note 3 – Real Estate

Concentrations of Credit Risks

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2025, which includes rental income for the three months ended March 31, 2025 and 2024.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets (1)	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2025	March 31, 2025	March 31, 2025	2025	2024
Maryland	6	$102,898	27.4%	$3,617	$3,074
Virginia	5	199,655	53.1%	3,979	3,965
Washington D.C.	1	8,380	2.2%	131	183
Colorado	3	65,016	17.3%	2,115	2,289
	15	$375,949	100.0%	$9,842	$9,511

(1)
Represents total costs before accounting for any depreciation or amortization expenses.

Note 4 – Intangibles

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
Assets:
Above-market leases	$4,153	$4,153
Above-market leases accumulated amortization	(3,166)	(3,038)
In-place leases	28,814	28,814
In-place leases accumulated amortization	(23,326)	(22,771)
Total real estate intangible assets, net	$6,475	$7,158

Liabilities
Below-market leases	$3,099	$3,099
Below-market leases accumulated amortization	(2,822)	(2,778)
Total real estate intangible liabilities, net	$277	$321

For the three months ended March 31, 2025 and 2024, the Company recognized amortization related to in-place leases of approximately $0.6 million and $0.9 million, respectively, and net amortization related to above-market leases and below-market leases for each of the three months ended March 31, 2025 and 2024 of approximately $0.1 million in its condensed consolidated statements of operations.

The following table represents expected amortization of existing real estate intangible assets and liabilities as of March 31, 2025:

(in thousands)	Amortization of in-place leases	Amortization of above-market leases	Amortization of below-market leases	Total amortization, net
Remainder of 2025	$1,469	$322	$(99)	$1,692
2026	1,433	253	(83)	1,603
2027	933	167	(44)	1,056
2028	503	112	(26)	589
2029	383	80	(14)	449
2030	287	23	(11)	299
Thereafter	480	30	-	510
Total	$5,488	$987	$(277)	$6,198

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

As of March 31, 2025, the weighted average remaining amortization period of in-place lease intangibles, above-market lease intangible assets and below-market lease intangibles is approximately 1.7 years, 2.0 years and 0.7 years, respectively.

Note 5 - Tenant and Accounts Receivable

Items included in tenant and accounts receivable, net on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 are detailed in the table below:

(in thousands)	March 31, 2025	December 31, 2024
Tenant receivable, net	$442	$225
Accounts receivable, net	1,827	1,465
Total tenant and accounts receivable, net	$2,269	$1,690

Note 6 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 are detailed in the table below:

(in thousands)	March 31, 2025	December 31, 2024
Prepaid assets and deposits	$841	$1,364
Leasing commission costs and incentives, net	2,594	2,297
Right-of-use assets, net	1,198	1,253
Pre-acquisition costs	—	73
Other receivables, net	1,086	460
Corporate property, net	115	125
Receivables from related parties	992	992
Total assets	$6,826	$6,564

Receivables due from related parties as of March 31, 2025 and December 31, 2024 are described further in Note 16 “Related Party Transactions.”

Note 7 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 are detailed in the table below:

(in thousands)	March 31, 2025	December 31, 2024
Trade payable	$2,778	$2,417
Accrued operating and administrative expenses (1)	7,103	6,348
Security deposit	2,447	2,462
Real estate tax payable	1,210	1,307
Interest payable	1,139	1,356
Derivative liability	229	20
Lease payable	1,325	1,382
Accounts payable and accrued liabilities	$16,231	$15,292

(1)
The table below provides additional details for items included in “Accrued operating and administrative expenses” as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Payroll and payroll related expenses	$1,421	$1,155
Accrued cost of services	1,170	950
Accrued legal and professional fees	2,759	2,337
Insurance proceeds for repairs	—	2
Accrued construction in progress	84	80
Accrued property operating expenses	870	1,065
Other accrued expenses	799	759
Accrued operating and administrative expenses	$7,103	$6,348

Note 8 – Mortgage and Other Indebtedness

The table below details the Company’s debt balance at March 31, 2025 and December 31, 2024:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	March 31, 2025		December 31, 2024
Hollinswood Shopping Center Loan (2)	June 1, 2025	SOFR + 2.36%	6.68%	$12,048		$12,104
Avondale Shops Loan	June 1, 2025 (3)	Fixed	4.00%	2,714		2,745
Vista Shops at Golden Mile Loan (net of discount of $77 and $82, respectively) (4)	February 8, 2029	SOFR + 2.75%	6.90%	15,934		15,985
Brookhill Azalea Shopping Center Loan	April 30, 2025 (5)	SOFR + 2.75%	7.07%	9,198		9,198
Crestview Shopping Center Loan (net of discount of $28 and $33, respectively)	September 29, 2026	Fixed	7.83%	11,817		11,856
Lamar Station Plaza West Loan (net of discount of $49 and $54, respectively)	December 10, 2027	Fixed	5.67%	18,498		18,585
Highlandtown Village Shopping Center Loan (net of discount of $27 and $29, respectively)	May 10, 2028	SOFR + 2.5% (6)	6.09%	8,723		8,721
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $150 and $168, respectively) (7)	May 1, 2027	Fixed	7.92%	19,010		18,992
Midtown Row Loan (net of discount of $13 and $14, respectively)	December 1, 2027	Fixed	6.48%	75,987		75,986
Midtown Row/Fortress Mezzanine Loan (8)	December 1, 2027	Fixed	14.00% (9)	16,688		16,911
Cromwell Field Shopping Center Loan (net of discount of $41 and $45, respectively)	December 22, 2027	Fixed	6.71%	12,897	(10)	12,508	(10)
Coral Hills Shopping Center Loan (net of discount of $165 and $169, respectively)	October 31, 2033	Fixed	6.95%	12,336		12,385
West Broad Shopping Center Loan (net of discount of $77 and $79, respectively)	December 21, 2033	Fixed	7.00%	11,498		11,545
The Shops at Greenwood Village (net of discount of $59 and $63, respectively)	October 10, 2028	SOFR + 2.85% (11)	5.85%	21,494		21,643
				$248,842		$249,164
Unamortized deferred financing costs, net				(1,978)		(2,114)
Total Mortgage and Other Indebtedness				$246,864		$247,050

(1)
Interest rates are as of March 31, 2025.
(2)
The Company entered into an interest rate swap which fixed the interest rate of this loan at 4.06% until December 1, 2024. On October 28, 2024, the Company entered into an agreement to extend the maturity date of this loan to March 1, 2025. On March 27, 2025, the Company entered into another agreement to further extend the maturity date of this loan to June 1, 2025. In May 2025, the Company reached a verbal agreement from the lender to further extend the maturity date of this loan to September 1, 2025, with an option to extend the maturity date for an additional 90 days, but the Company can provide no assurance that the lender will enter into a definitive agreement to effect this extension.
(3)
On May 6, 2025, the Company entered into an agreement to extend the maturity date of this loan to December 1, 2025.
(4)
On February 8, 2024, the Company refinanced the Vista Shops at Golden Mile Loan. The maturity date of the new loan is February 8, 2029. The Company entered into an interest rate swap which fixes the interest rate of the new loan at 6.90% for the term of the loan.

(5)
On January 31, 2025, the Company entered into an agreement to extend the maturity date of this loan to April 30, 2025. On May 20, 2025, the Company entered into another agreement to further extend the maturity date of this loan to July 29, 2025 and amend the interest rate to SOFR plus 3.09%.
(6)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 6.09%.
(7)
This loan was originated on April 30, 2024.
(8)
The outstanding balance reflects the fair value of the debt.
(9)
A portion of the interest on this loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the loan each month (the “Capitalized Interest”) and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1% and, as of March 31, 2025, was 9%. Effective April 8, 2025, the interest rate was increased by 4% as a result of the Trigger Event.
(10)
At March 31, 2025 and December 31, 2024, there was additional borrowing capacity of $2.1 million and $2.4 million, respectively, available for the Company to fund leasing costs and for the performance earnout.
(11)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 5.85%.

Mortgage Indebtedness

As of March 31, 2025 and December 31, 2024, the Company had approximately $232.2 million and $232.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties.

On February 8, 2024, the Company refinanced the mortgage loan secured by Vista Shops at Golden Mile. The new loan has a principal balance of $16.2 million, bears interest at SOFR plus a spread of 2.75% per annum and matures on February 8, 2029. The Company entered into an interest rate swap which fixes the interest rate of the loan at 6.90%.

On April 30, 2024, the Company received a $19.2 million loan secured by Midtown Colonial and Midtown Lamonticello, which bears interest at a rate of 7.92% per annum and matures on May 1, 2027. The Company used a portion of the proceeds from the new mortgage loan to pay off the $8.5 million of the outstanding balance of another loan.

On October 28, 2024, the loan agreement and guaranty agreement for the Company’s mortgage loan secured by the Hollinswood property was amended to extend the maturity date to March 1, 2025. On March 27, 2025, the maturity date was further extended to June 1, 2025. In May 2025, the Company reached a verbal agreement with the lender to further extend the maturity date of this loan to September 1, 2025, with an option to extend the maturity date for an additional 90 days, but the Company can provide no assurance that the lender will enter into a definitive agreement to effect this extension.

On January 31, 2025, the promissory note for the Company's mortgage loan secured by the Brookhill property was amended to extend the maturity date to April 30, 2025. On May 20, 2025, the Company entered into another agreement to further extend the maturity date of this loan to July 29, 2025 and amend the interest rate to SOFR plus 3.09%.

On May 6, 2025, the promissory note for the Company’s mortgage loan secured by the Avondale property was amended to extend the maturity date to December 1, 2025.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The Fortress Mezzanine Loan matures on December 1, 2027. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at March 31, 2025 and December 31, 2024 was $16.7 million and $16.9 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized a net loss of $0.2 million and a net gain of $2.3 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net gain of $0.9 million and $0.7 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2025 and 2024, the Company recognized $0.6 million and $0.5 million, respectively, of interest expense in the condensed consolidated statements of operations, each of which includes $0.4 million and $0.3 million, respectively, of Capitalized Interest recorded in the condensed consolidated balance sheets.

As discussed below, effective May 21, 2024, the Fortress Member and the Operating Partnership entered into the Temporary Waiver. On April 8, 2025, the Fortress Member provided the Rescission and Removal Notice. The mezzanine loan agreement for the Fortress Mezzanine Loan provides for cross-default in the event of a Trigger Event. Accordingly, as a result of the Rescission and Removal Notice and the resulting Trigger Event under the Eagles Sub-OP Operating Agreement, an event of default exists and is continuing under the Fortress Mezzanine Loan. As a result of the event of default, (i) CF Flyer Mezz may require the immediate payment of all amounts owed under the Fortress Mezzanine Loan, (ii) CF Flyer Mezz may foreclose on the collateral for the Fortress Mezzanine Loan, (iii) the interest rate of the Fortress Mezzanine Loan automatically increased by the lesser of 4% or the maximum rate permitted by applicable law and (iv) CF Flyer Mezz may apply any sums in any cash management system account in any order and in any manner as CF Flyer Mezz may elect. If CF Flyer Mezz accelerates the maturity date of all or any portion of the Fortress Mezzanine Loan by reason of the event of default, then, in addition to the payment of the outstanding principal and accrued and unpaid interest of the Fortress Mezzanine Loan, CF Flyer Mezz will be entitled to receive a prepayment premium in an amount sufficient to provide CF Flyer Mezz with the greater of (i) all accrued and unpaid interest (including all accrued and unpaid capitalized interest) with respect to the Fortress Mezzanine Loan and (ii) a 1.40x minimum multiple on the amount of the Fortress Mezzanine Loan (the “Prepayment Premium”).

The previously disclosed note sale and assignment agreement, pursuant to which CF Flyer Mezz Holdings LLC, the lender under the Fortress Mezzanine Loan (“CF Flyer Mezz”) and an affiliate of Fortress, agreed to sell the Fortress Mezzanine Loan, was terminated by CF Flyer Mezz on March 31, 2025 following a breach by the buyer of its obligations to complete the purchase.

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of March 31, 2025 and December 31, 2024 was $3.6 million, gross ($2.0 million, net) and $3.6 million, gross ($2.1 million, net), respectively. Debt discounts associated with the Company’s debt as of March 31, 2025 and December 31, 2024 was $1.0 million, gross ($0.3 million, net) and $1.2 million, gross ($0.6 million, net), respectively. Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and will be amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, which is included in interest expense in the consolidated statements of operations, of approximately $0.2 million for each of the three months ended March 31, 2025 and 2024.

Debt Maturities

The following table details the Company’s scheduled principal repayments and maturities during each of the next five years and thereafter as of March 31, 2025:

(dollars in thousands)	Amount Due
Remainder of 2025 (1)	$43,774
2026	14,790
2027	126,007
2028	28,880
2029	15,449
2030	542
Thereafter	21,432
250,874
Unamortized debt discounts and deferred financing costs, net and fair value option adjustment	(4,010)
Total	$246,864

(1)
Includes $18.0 million relating to the Fortress Mezzanine Loan.

Interest Rate Cap and Interest Rate Swap Agreements

On May 1, 2023, the Company entered into an interest rate swap agreement on The Shops at Greenwood Village mortgage loan to fix the interest rate at 5.85%.

On May 5, 2023, the Company entered into an interest rate swap agreement on the Highlandtown Village Shopping Center mortgage loan to fix the interest rate at 6.09%.

On February 8, 2024, the Company entered into an interest rate swap agreement on the Vista Shops at Golden Mile mortgage loan to fix the interest rate at 6.90%.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended March 31, 2025 and 2024, the Company recognized losses of approximately $0.6 million and gains of approximately $0.4 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024 was an interest rate swap asset of approximately $0.4 million and $0.7 million, respectively, and an interest rate swap liability of $0.2 million and less than $0.1 million at March 31, 2025 and December 31, 2024, respectively. The interest rate swap asset is included in Derivative assets and the interest rate swap liability is included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

Covenants

The Company’s loan agreements contain customary financial and operating covenants including debt service coverage ratios and aggregate minimum unencumbered cash covenants. As of March 31, 2025, as disclosed above, the Company is in default under the mezzanine loan agreement for the Fortress Mezzanine loan as a result of the Rescission and Removal Notice. The Company was in compliance with all financial and operating covenants under its mortgage debt agreements.

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

Note 10 – Fortress Preferred Equity Investment

As of March 31, 2025, the Company consolidated the Eagles Sub-OP under the guidance set forth in Accounting Standards Codification (“ASC”) 810, Consolidation. The Company evaluated whether the Eagles Sub-OP met the criteria for classification as a variable interest entity (“VIE”) or, alternatively, as a voting interest entity and concluded that that the Eagles Sub-OP met the criteria of a VIE. The Company was considered to have a controlling financial interest in the Eagles Sub-OP because the Company determined that it was the primary beneficiary because it was most closely associated with the Eagles Sub-OP. As discussed below, on April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP. As a result, the Company will deconsolidate the Eagles Sub-OP in the second quarter of 2025 and account for its investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”) at the time of deconsolidation, as the Company no longer has a controlling financial interest in the Eagles Sub-OP.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member, the only holder of a preferred membership interest in the Eagles Sub-OP, entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight additional properties. As of March 31, 2025, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza. All of the Company’s properties are owned by subsidiaries of the Eagles Sub-OP.

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Fortress Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return. The Capitalized Preferred Return increases each year by 1%. As of March 31, 2025 and December 31, 2024, the Capitalized Preferred Return was approximately $21.4 million and $19.2 million, respectively, and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For each of the three months ended March 31, 2025 and 2024, the Company recognized approximately $1.2 million of Current Preferred Return, and, for the three months ended March 31, 2025 and 2024, the Company recognized $2.2 million and $1.8 million, respectively, of Capitalized Preferred Return, in each case as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Fortress Member has approval rights over certain Major Actions (as defined in the Eagles Sub-OP Operating Agreement). In addition, the Company is required to maintain separate bank accounts for tenant improvement costs and leasing costs as well as the net proceeds from the Spotswood and Dekalb dispositions. Prior written consent of the Fortress Member is required for the disbursement and use of cash held in such accounts, which had a combined balance of $6.9 million and $8.6 million as of March 31, 2025 and December 31, 2024, respectively, and is reflected in cash and cash equivalents.

On May 21, 2024, the Company agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into the Temporary Waiver to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. On April 8, 2025, the Fortress Member provided the Rescission and Removal Notice, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, as a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with affiliates of the Company, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement.

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

As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all cash of the Company. Any use of such cash by the Company or the Operating Partnership requires the consent of the Fortress Member, and the Company can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed the Company’s board of directors that it will fund the Company’s general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Fortress Preferred Interest is redeemable at a determinable date (at year five, prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Fortress Preferred Interest and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company recognized a gain of $0.5 million in derivative fair value adjustment in the condensed consolidated statements of operations. For the three months ended March 31, 2025, the Company did not recognize a gain or loss in derivative fair value adjustment in the condensed consolidated statements of operations. There was no derivative liability at March 31, 2025 and December 31, 2024.

The following table summarizes the preferred equity investment activities for the three months ended March 31, 2025 and 2024.

(thousands)	Preferred Equity Investment
Balance at December 31, 2024	$98,356
Preferred equity return	3,497
Preferred equity payment	(1,239)
Preferred equity accretion	997
Balance at March 31, 2025	$101,611

(thousands)	Preferred Equity Investment
Balance at December 31, 2023	$87,288
Preferred equity return	3,022
Preferred equity payment	(1,153)
Preferred equity accretion	1,379
Balance at March 31, 2024	$90,536

The previously disclosed preferred membership interest and warrant purchase agreement, pursuant to which the Fortress Member and CF Flyer Mezz agreed to sell 100% of the Fortress Preferred Interest and the outstanding warrant to purchase 2,560,000 shares of the Company’s common stock at an exercise price of $0.01 per share, was terminated by the Fortress Member and CF Flyer Mezz on March 31, 2025 following a breach by the buyer of its obligations to complete the purchase.

Note 11 – Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of March 31, 2025 and December 31, 2024, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of March 31, 2025, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of each of March 31, 2025 and December 31, 2024, the Company owned an 86.4% interest in the Operating Partnership.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Amended and Restated 2020 Equity Plan (the “Plan”), which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. On April 9, 2024, the Company’s board of directors approved a further amendment and restatement of the Plan, which increased the number of shares of the Company's common stock reserved for issuance under the Plan by 1,400,000 shares, from 5,120,000 shares to 6,520,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of March 31, 2025, there were 220,495 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following tables summarizes the stock-based award activity under the Plan for the three months ended March 31, 2025 and 2024.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2024	1,821,833	$0.49
Vested	(467,908)	0.65
Forfeitures	(10,313)	0.40
Outstanding as of March 31, 2025	1,343,612	$0.44

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2023	775,369	$0.99
Vested	(190,665)	1.20
Outstanding as of March 31, 2024	584,704	$0.92

Of the restricted shares that vested during the three months ended March 31, 2025, 57,248 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three months ended March 31, 2025 and 2024 was approximately $0.1 million and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of March 31, 2025 was approximately $0.2 million and will be recognized over a weighted-average period of 0.7 years.

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

On October 1, 2021, the Company granted certain employees RSUs with an aggregate target number of 1,220,930 RSUs, of which 0% to 300% will vest based on the Company’s Implied Equity Market Capitalization (defined as (i) the sum of (a) the number of shares of common stock of the Company outstanding and (b) the number of Common OP units outstanding (not including Common OP units held by the Company), in each case, as of the last day of the applicable performance period, multiplied by (ii) the value per share of common stock at the end of the performance period) on December 31, 2024, the end of the performance period, subject to the executive’s continued service on such date. Since the maximum amount of the award was not earned as of December 31, 2024, pursuant to the terms of the awards, the remaining RSUs may be earned based on the Company’s Implied Equity Market Capitalization as of December 31, 2025. To the extent performance is between any two designated amounts, the percentage of the target award earned will be determined using a straight-line linear interpolation between the two designated amounts. The value of the awards is determined by using a Monte Carlo simulation model in estimating the market value of the RSUs as of the date of grant. The Company expenses the cost of RSUs ratably over the vesting period. On February 28, 2023, 232,558 RSUs were forfeited as a result of an employee’s resignation.

Compensation expense related to the RSUs for each of the three months ended March 31, 2025 and 2024 was approximately $0.2 million and was included in general and administrative expenses on the condensed consolidated statement of operations. The remaining unrecognized costs from RSU awards as of March 31, 2025 was approximately $0.7 million and will be recognized over 0.8 years.

Note 12 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three months ended March 31, 2025 and 2024 by type of service:

	Topic 606	Three Months Ended March 31,
(in thousands)	Revenue Recognition	2025	2024
Topic 606 Revenues
Leasing commissions	Point in time	$641	$460
Property and asset management fees	Over time	40	36
Sales commissions	Point in time	66	42
Development fees	Over time	—	1
Engineering services	Over time	17	21
Topic 606 Revenue		764	560
Out of Scope of Topic 606 revenue
Rental income		9,842	9,511
Total Out of Scope of Topic 606 revenue		9,842	9,511
Total Revenue		$10,606	$10,071

Leasing Operations

The Company’s retail leases generally have an initial lease term of approximately 10 to 20 years for anchor tenant leases, while smaller tenants’ initial leases typically have an initial lease term of five years. These leases typically have options to renew for one or more successive five-year periods. As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term of our retail leases, excluding future options to extend the terms of the leases, was 5.2 years. The Company’s lease terms for residential leases are generally 11.5 months with 12 equal payments.

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of March 31, 2025 are reflected in the table below.

(in thousands)
Remainder of 2025	$22,928
2026	25,903
2027	19,783
2028	17,042
2029	14,017
2030	11,157
Thereafter	38,256
Total	$149,086

Note 13 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three months ended March 31, 2025 and 2024 was approximately 7.9 million and 7.1 million, respectively.

The following table sets forth the computation of earnings per common share for the three months ended March 31, 2025 and 2024:

(in thousands, except per share data)	Three Months Ended March 31,
Numerator:	2025	2024
Net loss	$(5,629)	$(1,938)
Less: Preferred equity return on Fortress preferred equity	(3,497)	(3,022)
Less: Preferred equity accretion to redemption value	(997)	(1,379)
Less: Preferred OP units return	(170)	(139)
Plus: Net loss attributable to noncontrolling interest	1,352	839
Net loss attributable to common stockholders	$(8,941)	$(5,639)
Denominator
Basic weighted-average common shares	36,681	35,875
Dilutive potential common shares	—	—
Diluted weighted-average common shares	36,681	35,875

Net loss per common share- basic and diluted	$(0.24)	$(0.16)

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

		Fair Value Measurements
(in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$364	$—	$364	$—

Liabilities:
Derivative instruments (1)	$229	$—	$229	$—
Fortress Mezzanine Loan	$16,688	$—	$16,688	$—

(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

		Fair Value Measurements
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$737	$—	$737	$—

Liabilities:
Derivative instruments (1)	$20	$—	$20	$—
Fortress Mezzanine Loan	$16,911	$—	$16,911	$—
(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

The derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. See Note 8 “—Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The Fortress Mezzanine Loan is a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The fair value option election for the Fortress Mezzanine Loan is due to the number and complexity of features that would require separate bifurcation absent this election. The fair value of the Fortress Mezzanine Loan is valued using discounted cash flow techniques. This technique incorporates Level 1 and Level 2 inputs.

Financial Assets and Liabilities Not Carried at Fair Value

The tables below provide information about the carrying amounts and fair values of those financial instruments of the Company for which fair value is not measured on a recurring basis and organizes the information based upon the level of the fair value hierarchy within which fair value measurements are categorized.

	At March 31, 2025
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$13,504	$13,504	$—	$—
Restricted cash	$4,807	$4,807	$—	$—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$51,463	$—	$51,463	$—
Mortgage and other indebtedness, net - fixed rate	$180,691	$—	$183,727	$—

	At December 31, 2024
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,160	$16,160	$—	$—
Restricted cash	4,574	4,574	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$51,666	$—	$51,666	$—
Mortgage and other indebtedness, net - fixed rate	180,587	—	181,561	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2025 and December 31, 2024 due to the short-term nature of these instruments (Level 1).

At March 31, 2025 and December 31, 2024, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at March 31, 2025 and December 31, 2024 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of March 31, 2025 and December 31, 2024 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 15 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2024 reflects an income tax expense of $0.1 million at an estimated annual effective tax rate of (0.4)%. There was no income tax expense at March 31, 2025. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the valuation allowance recorded during each period. As of March 31, 2025 and December 31, 2024, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the three months ended March 31, 2025 and 2024, the Company recorded a valuation allowance of $2.0 million and $1.7 million, respectively, against the deferred tax asset.

Note 16 – Related Party Transactions

Receivables and Payables

As of each of March 31, 2025 and December 31, 2024, the Company had $1.0 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.0 million at March 31, 2025 and December 31, 2024 relates to the merger pursuant to which the Company acquired Lamar Station Plaza West, including the note receivable due from a related party. Additionally, as of each of March 31, 2025 and December 31, 2024, the Company had less than $0.1 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets.

Approximately $0.1 million of the Company’s accounts receivable, net balance at March 31, 2025 was owed from related parties. There were no accounts receivable owed from related parties at December 31, 2024.

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

Legal Fees

Samuel Spiritos, a director of the Company, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During each of the three months ended March 31, 2025 and 2024, the Company paid less than $0.1 million in legal fees to Shulman Rogers LLP.

Note 17 – Segment Reporting

The Company operates as a single reporting segment that derives revenues primarily from rental income. The accounting policies are consistent with those described above in the 2024 Form 10-K. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. Net operating income (“NOI”) is the measure used by the Company’s CODM to assess the operating segment’s performance. The Company defines NOI as rental income less property operating expenses, including real estate taxes. The Company also excludes the impact of straight-line rent revenue, net amortization of above and below market leases, depreciation, interest, impairments and gains or losses of real estate assets and other significant infrequent items that create volatility in the Company’s results and make it difficult to determine the results of the Company’s core ongoing business. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered as an alternative to cash flows or as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income because it provides additional information to allow management, investors and the Company’s current and potential creditors to evaluate and compare the Company’s core operating results.

The table below compares NOI of the Company’s reportable segment for the three months ended March 31, 2025 and 2024 and the reconciliation of segment NOI to net loss:

	Three Months Ended March 31,
	2025	2024
Rental income (1)	$10,070	$9,240
Property operating expenses
Property taxes	1,041	1,046
Contract maintenance	933	737
Utilities	370	484
Repairs	229	232
Other segment items (2)	532	507
Total property operating expenses	3,105	3,006
Segment net operating income	6,965	6,234

Reconciliation of segment net operating income to net loss
Commissions	707	502
Management and other income	57	58
Straight-line rent revenue	(143)	352
Amortization of above and below market lease, net	(85)	(81)
Cost of services	(576)	(421)
Depreciation and amortization	(3,580)	(3,819)
Impairment of real estate assets	(43)	(110)
Bad debt recovery (expense)	71	(142)
General and administrative	(3,579)	(3,480)
Net interest and other income	165	217
Derivative fair value adjustment	(582)	889
Net (loss) gain on fair value change on debt held under the fair value option	(240)	2,343
Interest expense	(4,765)	(4,333)
Loss on extinguishment of debt	—	(7)
Other expense	(1)	(6)
Income tax expense, net	—	(134)
Net loss	$(5,629)	$(1,938)

(1)
Excludes straight-line revenue and net amortization of above and below market leases.
(2)
Other segment items include expenses relating to insurance, administrative expenses, payroll and related items and management expenses.

Note 18 – Subsequent Events

As previously disclosed, on April 8, 2025, the Fortress Member provided the Rescission and Removal Notice, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. As such, the Company has determined that it is no longer the primary beneficiary of the Eagles Sub-OP as the Company no longer has a controlling financial interest in the Eagles Sub-OP. As a result, the Company will deconsolidate the Eagles Sub-OP in the second quarter of 2025 and account for its investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323 at the time of deconsolidation. The deconsolidation of the Eagles Sub-OP will materially impact the Company’s financial condition and operating results beginning in the second quarter of 2025 since the Eagles Sub-OP owns all of the Company’s income-producing real estate assets. The Company expects to recognize approximately $62.3 million gain on deconsolidation of VIE in its condensed consolidated statements of operations for the three and six months ended June 30, 2025, which is the difference between the net carrying value of the Company’s investment in the Eagles Sub-OP and the fair value of the Company’s investment in the Eagles Sub-OP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. References to “we,” “our,” “us,” and “Company” refer to Broad Street Realty, Inc., together with its consolidated subsidiaries.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q (this “report”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “project,” “seek,” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

•
our limited access to capital and our ability to repay, refinance, restructure and/or extend our indebtedness as it becomes due;
•
the substantial rights of the Fortress Member (as defined herein) under the Eagles Sub-OP Operating Agreement (as defined below), including repayment and control rights due to the occurrence of a Trigger Event (as defined in the Eagles Sub-OP Operating Agreement), as discussed below under “—Factors that May Impact Future Results of Operations—Fortress Member’s Rights”;
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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. As of March 31, 2025, we owned 15 properties. The properties in our portfolio are dispersed in sub-markets that we believe generally have high population densities, high traffic counts, good visibility and accessibility, which provide our tenants with attractive locations to serve the necessity-based needs of the surrounding communities. In addition, we provide commercial real estate brokerage services for our own portfolio and third-party office, industrial and retail operators and tenants.

The table below provides certain information regarding our portfolio as of March 31, 2025 and December 31, 2024. For additional information, see “—Our Portfolio.”

	As of	As of
	March 31, 2025	December 31, 2024
Number of properties	15	15
Number of states	4	4
Total rentable square feet (in thousands)	1,911	1,911
Retail - all properties	1,649	1,649
Retail - operating properties (1)	1,508	1,508
Residential	262	262
Leased % of rentable square feet (2):
Total portfolio	91.4%	92.1%
Retail - all properties	90.1%	90.9%
Retail - operating properties (1)	95.1%	95.9%
Residential	99.7%	100.0%
Occupied % of rentable square feet (2):
Total portfolio	87.9%	89.5%
Retail - all properties	86.1%	87.8%
Retail - operating properties (1)	91.3%	93.2%
Residential	99.7%	100.0%
Total residential units/beds	240/620	240/620
Monthly residential base rent per bed	$1,268.21	$1,277.27
Annualized residential base rent per leased square foot (3)	$35.96	$36.22
Annualized retail base rent per leased square foot (3)	$15.52	$15.31
(1)
Excludes Lamar Station Plaza East and the retail portion of Midtown Row, which are under redevelopment.
(2)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of March 31, 2025 or December 31, 2024, as applicable, divided by (b) total GLA as of March 31, 2025 or December 31, 2024, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 87.9% and 89.5% as of March 31, 2025 and December 31, 2024, respectively.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2025 or December 31, 2024, as applicable.

The table below provides certain information regarding our retail portfolio as of March 31, 2025 and December 31, 2024. For additional information, see “—Our Portfolio.”

	As of	As of
	March 31, 2025	December 31, 2024
Total rentable square feet (in thousands)	1,649	1,649
Anchor spaces	848	854
Inline spaces	801	795
Leased % of rentable square feet (1):
Total retail portfolio	90.1%	90.9%
Anchor spaces	95.0%	95.1%
Inline spaces	84.8%	86.4%
Occupied % of rentable square feet (1):
Total retail portfolio	86.1%	87.8%
Anchor spaces	92.9%	95.1%
Inline spaces	78.8%	79.9%
Weighted average remaining lease term (in years) (2)	5.2	5.2
(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of March 31, 2025 or December 31, 2024, as applicable, divided by (b) total GLA as of March 31, 2025 or December 31, 2024, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 86.1% and 87.8% as of March 31, 2025 and December 31, 2024, respectively.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of March 31, 2025, we owned 86.4% of the

Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

As of March 31, 2025, we owned 15 properties, of which 12 are located in the Mid-Atlantic region and three are located in Colorado. Retail properties comprise our entire portfolio except for a portion of one of our properties (Midtown Row), which includes a student housing property. Our retail properties have 1,648,730 total square feet of GLA. The following table provides additional information about the retail properties in our portfolio as of March 31, 2025.

Property Name	City/State	Year Built / Renovated (1)	GLA	Percent Leased (2)	Total Annualized Base Rent (3)	Annualized Base Rent per Leased SF (4)	Percentage of Total Annualized Base Rent	Gross Real Estate Assets (in thousands)
Operating Properties
Avondale Shops	Washington, D.C.	2010	28,308	100.0%	$683,798	$24.16	3.0%	$8,380
Brookhill Azalea Shopping Center	Richmond, VA	2012	163,008	82.1%	1,545,224	11.55	6.6%	18,318
Coral Hills Shopping Center	Capitol Heights, MD	2012	85,514	100.0%	1,494,645	17.48	6.5%	16,680
Crestview Square Shopping Center	Landover Hills, MD	2012	74,694	95.6%	1,516,608	21.23	6.6%	18,698
Cromwell Field Shopping Center	Glen Burnie, MD	2020	233,506	90.9%	2,186,935	10.30	9.5%	20,111
The Shops at Greenwood Village	Greenwood Village, CO	2019	199,571	98.5%	3,586,184	18.25	15.6%	31,524
Highlandtown Village Shopping Center	Baltimore, MD	1987	57,524	100.0%	1,178,761	20.49	5.1%	7,449
Hollinswood Shopping Center	Baltimore, MD	2020	112,671	97.8%	1,834,686	16.65	8.0%	24,816
Lamar Station Plaza West	Lakewood, CO	2016	186,887	100.0%	2,178,158	11.65	9.4%	24,738
Midtown Colonial	Williamsburg, VA	2018	95,472	100.0%	1,315,064	13.77	5.7%	17,944
Midtown Lamonticello	Williamsburg, VA	2019	63,065	76.7%	924,517	19.11	4.0%	16,043
Vista Shops at Golden Mile	Frederick, MD	2009	98,674	100.0%	1,900,402	19.26	8.2%	15,144
West Broad Commons Shopping Center	Richmond, VA	2017	109,551	100.0%	1,562,887	14.27	6.8%	19,964
Subtotal/Weighted Average (Operating Properties)			1,508,445	95.1%	21,907,869	15.27	95.0%	239,809
Properties under Redevelopment
Lamar Station Plaza East	Lakewood, CO	1984	84,745	34.8%	543,726	18.41	2.4%	8,754
Midtown Row (Retail Portion)	Williamsburg, VA	2021	55,540	37.4%	601,935	29.00	2.6%	127,386
Subtotal/Weighted Average (Properties under Redevelopment)			140,285	35.8%	1,145,661	22.78	5.0%	136,140
Total/Weighted Average All Properties			1,648,730	90.1%	$23,053,530	$15.52	100.0%	$375,949

(1)
Represents the most recent year in which a property was built or renovated. For purposes of this table, renovation means significant upgrades, alterations or additions to the property.

(2)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of March 31, 2025 divided by (b) total GLA, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 86.1% as of March 31, 2025.
(3)
Total annualized base rent is calculated by multiplying (a) monthly base rent (before abatements) as of March 31, 2025, for leases that had commenced as of such date, by (b) 12. Total annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area maintenance or other operating expenses.
(4)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2025.

Geographic Concentration

The following table contains information regarding the geographic concentration of the properties in our portfolio as of March 31, 2025, which includes rental income for the three months ended March 31, 2025 and 2024.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets (1)	Percentage of Total Real Estate Assets	Rental income for the three months ended March 31,
Location	March 31, 2025	March 31, 2025	March 31, 2025	2025	2024
Maryland	6	$102,898	27.4%	$3,617	$3,074
Virginia	5	199,655	53.1%	3,979	3,965
Washington D.C.	1	8,380	2.2%	131	183
Colorado	3	65,016	17.3%	2,115	2,289
	15	$375,949	100.0%	$9,842	$9,511

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 28, 2025, as amended on April 29, 2025 (“2024 Annual Report”). During the three months ended March 31, 2025, there were no material changes to these policies. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

Factors that May Impact Future Results of Operations

Fortress Member’s Rights

On November 22, 2022, the Company, the Operating Partnership and Broad Street Eagles JV LLC, a newly formed subsidiary of the Operating Partnership (the “Eagles Sub-OP”), entered into a Preferred Equity Investment Agreement with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”). All of our properties are owned by subsidiaries of the Eagles Sub-OP.

On May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event (as defined in the Eagles Sub-OP Operating Agreement). Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement (the “Temporary Waiver”) to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. As previously disclosed, on April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement (the “Rescission and Removal Notice”). As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount (as defined in the Eagles Sub-OP Operating Agreement) upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, as a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with our affiliates, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement.

As a result of the Trigger Event, (i) the rate for distributions payable on the Fortress Preferred Interest automatically increased by the lesser of 4% or the maximum rate permitted by applicable law and (ii) all distributions payable on the Fortress Preferred Interest are payable in cash, including the portion of distributions payable on the Fortress Preferred Interest that previously accrued on and was added to the Preferred Equity Investment. As of April 30, 2025, the Fortress Member is allowing only the Current Preferred Return (as defined below) to be paid in cash until it decides otherwise.

As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of our cash. Any use of such cash by us or the Operating Partnership requires the consent of the Fortress Member, and we can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed our board of directors that it will fund our general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps.

The Fortress Member, in its capacity as managing member of Eagles Sub-OP, intends to cause Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the Preferred Equity Investment has been redeemed for the Redemption Amount and the entire outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium (as defined below) has been repaid. Further, the Company and the Fortress Member are currently marketing certain of the properties for sale. We can provide no assurances as to the timing of the sales of the properties or that the properties will be successfully sold. As of March 31, 2025, the Redemption Amount was $111.9 million and the outstanding principal balance of the Fortress Mezzanine Loan (as defined below) and the Prepayment Premium (as defined below) was $19.1 million. The combined carrying amount of the Preferred Equity Investment and the Fortress Mezzanine Loan was approximately $118.3 million at March 31, 2025. We can provide no assurances that the proceeds from the sales of our properties will be sufficient to pay the Redemption Amount and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium and to satisfy our other liabilities.

De-Consolidation of the Eagles Sub-OP

For the three months ended March 31, 2025 and all prior periods (since inception of the Eagles Sub-OP), we have consolidated the Eagles Sub-OP as it was concluded that the Eagles Sub-OP met the criteria of a variable interest entity (“VIE”) and we were considered to have a controlling financial interest. As described above, on April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP. As such, we will deconsolidate the Eagles Sub-OP in the second quarter of 2025 and account for our investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323 Investments—Equity Method and Joint Ventures (“ASC 323”) at the time of deconsolidation, as we no longer have a controlling financial interest in the Eagles Sub-OP. The deconsolidation will materially impact our financial condition and operating results beginning in the second quarter of 2025 since the Eagles Sub-OP owns all of our income-producing real estate assets. We expect to recognize approximately $62.3 million gain on deconsolidation of VIE in our condensed consolidated statements of operations for the three and six months ended June 30, 2025, which is the difference between the net carrying value of our investment in the Eagles Sub-OP and the fair value of our investment in the Eagles Sub-OP.

Rental Income

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

Scheduled Lease Expirations

Our ability to re-lease expiring space at rental rates equal to or greater than that of current rental rates will impact our results of operations. Our properties are marketed to smaller tenants that generally desire shorter-term leases. As of March 31, 2025, approximately 45.7% of our portfolio (based on GLA) was leased to tenants occupying less than 10,000 square feet. In addition, as of March 31, 2025, approximately 9.9% of our GLA was vacant and approximately 3.2% of our leases (based on GLA) were scheduled to expire on or before December 31, 2025. Although we maintain ongoing dialogue with our tenants, we generally raise the issue of renewal at least 12 months prior to lease renewal often providing concessions for early renewal. If our current tenants do not renew their leases or terminate their leases early, we may be unable to re-lease the space to new tenants on favorable terms or at all.

General and Administrative Expenses

General and administrative expenses include employee compensation costs, professional fees, consulting, and other general administrative expenses. We expect that our general and administrative expenses will decrease over time.

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

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	For the Three Months Ended		Change
(dollars in thousands)	March 31, 2025	March 31, 2024	$	%
Revenues
Rental income	$9,842	$9,511	$331	3%
Commissions	707	502	205	41%
Management fees and other income	57	58	(1)	(2%)
Total revenues	10,606	10,071	535	5%
Operating Expenses
Cost of services	576	421	155	37%
Property operating	3,104	3,006	98	3%
Depreciation and amortization	3,580	3,819	(239)	(6%)
Impairment of real estate assets	43	110	(67)	(61%)
Bad debt (recovery) expense	(71)	142	(213)	(150%)
General and administrative	3,579	3,480	99	3%
Total operating expenses	10,811	10,978	(167)	(2%)
Operating loss	(205)	(907)	702	77%

Other income (expense)
Interest and other income	165	217	(52)	(24%)
Derivative fair value adjustment	(582)	889	(1,471)	165%
Net (loss) gain on fair value change of debt held under the fair value option	(240)	2,343	(2,583)	110%
Interest expense	(4,765)	(4,333)	(432)	10%
Loss on extinguishment of debt	—	(7)	7	(100%)
Other expense	(1)	(6)	5	83%
Total other expense	(5,423)	(897)	(4,526)	505%
Net loss before income taxes	(5,628)	(1,804)	(3,824)	212%
Income tax expense	—	(134)	134	(100%)
Net loss	$(5,628)	$(1,938)	$(3,690)	190%
Less: Preferred equity return on Fortress preferred equity	(3,497)	(3,022)	(475)	16%
Less: Preferred equity accretion to redemption value	(997)	(1,379)	382	(28%)
Less: Preferred OP units return	(170)	(139)	(31)	22%
Plus: Net loss attributable to noncontrolling interest	1,351	839	512	61%
Net loss attributable to common stockholders	$(8,941)	$(5,639)	$(3,302)	59%

Revenues for the three months ended March 31, 2025 increased approximately $0.5 million, or 5%, compared to the three months ended March 31, 2024, as a result of approximately $0.3 million and $0.2 million increase in rental income and commissions, respectively. The increase in rental income is primarily due to an increase in recoveries from tenants and the increase in commissions is due to a higher transaction volume of leasing.

Total operating expenses for the three months ended March 31, 2025 decreased approximately $0.2 million, or 2%, compared to the three months ended March 31, 2024, primarily due to (i) a $0.2 million decrease in depreciation and amortization expense primarily related to a $0.3 million decrease in amortization of in-place lease intangibles and a $0.1 million increase in amortization of real property depreciation, (ii) a $0.2 million decrease in bad debt expense due to cash received for commissions that were previously written off due to uncollectability and (iii) a $0.1 million decrease in impairment of real estate assets relating to early lease terminations. These decreases were partially offset by (i) a $0.2 million increase in cost of services, (ii) a $0.1 million increase in property operating expenses and (iii) a $0.1 million increase in general and administrative expenses primarily due to professional service fees.

Interest and other income for the three months ended March 31, 2025 decreased approximately $0.1 million compared to the three months ended March 31, 2024, primarily due to a reduction in business interruption insurance proceeds received during the first quarter of 2025 related to fire damage at one of our retail properties.

The net loss on derivative fair value adjustment was approximately $0.6 million for the three months ended March 31, 2024 compared to a gain of approximately $0.9 million for the three months ended March 31, 2024. The decrease of approximately $1.5 million was primarily due to a $1.0 million decrease in the fair value of interest rate swaps and a $0.5 million decrease in the fair value of the embedded derivative liability relating to the Preferred Equity Investment.

Net (loss) gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option.

Interest expense for the three months ended March 31, 2025 increased approximately $0.4 million, or 10%, compared to the three months ended March 31, 2024, primarily due to the incurrence of $0.2 million of interest expense relating to additional refinancings and a $0.1 million increase due to the increase in the Mezzanine Loan Interest (as defined below) rate. We had additional net borrowings of approximately $9.2 million after March 31, 2024.

Income tax expense for the three months ended March 31, 2025 decreased approximately $0.1 million compared to the three months ended March 31, 2024, which is primarily attributable to the Company recording a full valuation allowance against its deferred tax asset during the three months ended March 31, 2025.

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

Net loss attributable to noncontrolling interest for the three months ended March 31, 2025 increased $0.5 million compared to the three months ended March 31, 2024. The net loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Leasing Activity

Below is a summary of leasing activity for our retail portfolio for the three months ended March 31, 2025 and 2024:

	Total Deals		Inline Deals
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024
New leases
Number of leases	1	9	1	9
Square footage	2,400	17,892	2,400	17,892
Annualized base rent (1)	$6,000	$395,122	$6,000	$395,122
Annualized base rent per square feet (2)	$2.50	$22.08	$2.50	$22.08
Number of comparable leases (3)	1	5	1	5
Comparable rent spread (4)	—	4.8%	—	4.8%
Weighted-average lease term (in years)	—	6.4	—	6.4
Renewals and options:
Number of leases	14	9	14	8
Square footage	25,132	45,087	25,132	20,692
Annualized base rent (1)	$624,281	$713,198	$624,281	$399,628
Annualized base rent per square feet (2)	$24.84	$15.82	$24.84	$19.31
Comparable rent spread	5.4%	5.9%	5.4%	2.9%
Weighted-average lease term (in years) (5)	6.4	6.2	6.4	6.0
Number of leases, excluding options exercised	14	9	14	8
Comparable rent spread, all leases	5.3%	5.6%	5.3%	3.6%
Portfolio retention rate (6)	100.0%	19.6%	100.0%	19.6%

(1)
Annualized base rent (in thousands) is calculated as (a) the monthly cash base rent before abatements as of March 31, 2025 or 2024, as applicable, multiplied by (b) 12. Annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(2)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of March 31, 2025 or 2024, as applicable.

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
(6)
Portfolio retention rate is calculated as (a) total square feet of retained tenants with leases originally expiring during the three months ended March 31, 2025 or 2024, as applicable, divided by (b) total square feet of leases originally expiring during the three months ended March 31, 2025 or 2024, as applicable.

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

Same-center NOI is a supplemental non-GAAP financial measure which we use to assess our operating results. For the three months ended March 31, 2025 and 2024, Same-center NOI represents the NOI for 15 properties that were wholly owned and operational for the entire portion of each reporting period. Same-center NOI should not be viewed as an alternative measure to net income or loss calculated in accordance with GAAP as a measurement of our financial performance, as it does not reflect the operations of our entire portfolio. We believe that Same-center NOI is a helpful measure because it provides additional information to allow management, investors and our current and potential creditors to enhance the comparability of our operating performance between periods.

The table below compares Same-center NOI for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,							Change
(unaudited, dollars in thousands)	2025				2024			$	%
	Retail		Residential	Total	Retail	Residential	Total
Revenues
Rental income (1)	$7,683	(2)	$2,386	$10,069	$7,120	$2,118	$9,238	$831	9%
Operating Expenses
Property operating	2,884		690	3,574	2,800	625	3,425	149	4%
Total Same-center NOI	$4,799		$1,696	$6,495	$4,320	$1,493	$5,813	$682	12%

(1)
Excludes straight-line revenue and net amortization of above and below market lease.
(2)
Rental income for the retail portfolio excludes $0.1 million of business interruption proceeds for rent that was abated due to a fire at one of our retail properties. This amount is reflected in net interest and other income.

The increase in total Same-center NOI for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, is mainly due to (i) an increase in scheduled rent increases for retail period over period, (ii) an increase in recoveries from tenants and (iii) an increase in residential base rent.

Our reconciliation of Same-center NOI for the three months ended March 31, 2025 and 2024 is as follows:

	For the three months ended March 31,
	2025			2024
(unaudited, dollars in thousands)	Retail	Residential	Total	Retail	Residential	Total
Net (loss) income	$(4,477)	$(1,151)	$(5,628)	$(3,050)	$1,112	$(1,938)
Adjusted to exclude:
Commissions	(707)	—	(707)	(502)	—	(502)
Management and other income	(57)	—	(57)	(58)	—	(58)
Straight-line rent revenue	143	—	143	(352)	—	(352)
Amortization of above and below market lease, net	85	—	85	81	—	81
Consolidated eliminations adjustments	(470)	—	(470)	(416)	—	(416)
Cost of services	576	—	576	421	—	421
Depreciation and amortization	2,945	635	3,580	3,187	632	3,819
Impairment of real estate assets	43	—	43	110	—	110
Impairment of real estate held for sale	—	—	—	—	—	—
Bad debt (recovery) expense	(71)	—	(71)	142	—	142
General and administrative	3,474	105	3,579	3,443	37	3,480
Loss on disposal of properties	—	—	—	—	—	—
Net interest and other income	(165)	—	(165)	(217)	—	(217)
Derivative fair value adjustment	582	—	582	(889)	—	(889)
Net loss (gain) on fair value change on debt held under the fair value option	24	216	240	(235)	(2,108)	(2,343)
Interest expense	2,874	1,891	4,765	2,513	1,820	4,333
Loss on extinguishment of debt	—	—	—	7	—	7
Other expense	1	—	1	6	—	6
Income tax expense, net	—	—	—	134	—	134
NOI	4,800	1,696	6,496	4,325	1,493	5,818
Less: Non Same-center NOI relating to dispositions (1)	—	—		(5)	—	(5)
Total Same-center NOI	$4,800	$1,696	$6,496	$4,320	$1,493	$5,813

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

Our reconciliation of net loss to FFO and AFFO for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Net loss	$(5,628)	$(1,938)	$(3,690)	190%
Real estate depreciation and amortization	3,529	3,715	(186)	(5%)
Amortization of direct leasing costs	29	23	6	26%
FFO attributable to common shares and OP units	(2,070)	1,800	(3,870)	(215%)
Stock-based compensation expense	348	360	(12)	(3%)
Deferred financing and debt issuance cost amortization	242	193	49	25%
Impairment of real estate assets (1)	43	110	(67)	(61%)
Intangibles amortization	85	81	4	5%
Non-real estate depreciation and amortization	22	80	(58)	(73%)
Straight-line rent expense	(2)	66	(68)	(103%)
Non-cash interest expense	400	331	69	21%
Recurring capital expenditures	(230)	(93)	(137)	147%
Straight-line rent revenue	143	(352)	495	(141%)
Non-cash fair value adjustment	822	(3,232)	4,054	(125%)
AFFO attributable to common shares and OP units	$(197)	$(656)	$459	(70%)

Weighted average shares outstanding to common shares
Diluted	36,681,457	35,875,326

Net loss attributable to common stockholders per share
Diluted (2)	$(0.24)	$(0.16)

Weighted average shares outstanding to common shares and OP units
Diluted	42,189,268	41,435,622

FFO attributable to common shares and OP units
Diluted (3)	$(0.05)	$0.04

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

The decrease in FFO for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, is mainly due to a $2.6 million decline in fair value change of debt held under the fair value option and a $1.5 million decline in non-cash fair value adjustment relating to the decrease in net gains on derivative instruments. This was partially offset by an increase of $0.5 million of total revenues.

The increase in AFFO for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase of $0.5 million of total revenues.

See “Results of Operations” above for further discussion.

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

Our reconciliation of net loss to EBIDTAre and Adjusted EBITDAre for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Net loss	$(5,628)	$(1,938)	$(3,690)	190%
Interest expense	4,765	4,333	432	10%
Income tax expense	—	134	(134)	(100%)
Depreciation and amortization expense	3,580	3,819	(239)	(6%)
EBITDA	2,717	6,348	(3,631)	(57%)
Impairment loss	43	110	(67)	(61%)
EBITDAre	2,760	6,458	(3,698)	(57%)
Stock-based compensation expense	348	360	(12)	(3%)
Straight-line rent revenue	143	(352)	495	(141%)
Amortization of above and below market lease, net	85	81	4	5%
Straight-line rent expense	(2)	66	(68)	(103%)
Non-cash fair value adjustment	822	(3,232)	4,054	(125%)
Adjusted EBITDAre	$4,156	$3,381	$775	23%

EBITDAre decreased $3.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 mainly due to an increase in (i) net loss on fair value change in debt held under the fair value option and (ii) loss on derivative fair value adjustment. These losses were partially offset by an increase in total revenues. See “Results of Operations” above for further discussion.

Adjusted EBITDAre increased $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 mainly due to an increase in total revenues, partially offset by a net increase in operating expenses and a net decrease in interest and other income. See “Results of Operations” above for further discussion.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of debt service requirements, operating expenses, recurring capital expenditures (such as repairs and maintenance of our properties), and non-recurring capital expenditures (such as capital improvements and tenant improvements). As of March 31, 2025 and May 30, 2025, we had unrestricted cash and cash equivalents of approximately $13.5 million and $0.7 million, respectively, and restricted cash of approximately $4.8 million at March 31, 2025, which is available for debt service shortfall requirements, certain capital expenditures, real estate taxes and insurance subject to the Fortress Member’s consent. There were no restricted cash as of May 30, 2025. As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all our cash. Any use of such cash by us or the Operating Partnership requires the consent of the Fortress Member, and we can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed our board of directors that it will fund the Company’s general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps. We project we will not have sufficient cash flow to cover our obligations over the next twelve months.

As of March 31, 2025, we had three mortgage loans (Hollinswood Shopping Center Loan, Brookhill Azalea Shopping Center Loan and Avondale Shops Loan) with a combined principal balance outstanding of approximately $24.0 million that will mature within twelve months of the date that the condensed consolidated financial statements included in this report are issued. On May 6, 2025, we entered into an agreement to extend the maturity date of one of the mortgage loans from June 1, 2025 to December 1, 2025, and, on May 20, 2025, we entered into an agreement to extend the maturity date of one of the mortgage loans from April 30, 2025 to July 29, 2025. Also, in May 2025, we reached a verbal agreement with the lender to extend the maturity date of the third mortgage loan from June 1, 2025 to September 1, 2025 with an option to extend it for an additional 90 days, but we can provide no assurance that the lender will enter into a definitive agreement to effect this extension. We sought only a short-term extension with the current lender as we and the Fortress Member are seeking to sell the property that secures the mortgage loan. We project that we will not have sufficient cash available to pay off the mortgage loans upon maturity and therefore we and the Fortress Member are seeking to sell the properties that secure the mortgage loans. Although we have a history of demonstrating our ability to successfully refinance our loans as they come due, there can be no assurances that we will be successful in our efforts to refinance the loans on favorable terms or at all. We also have the option to sell the properties securing the loans and use the proceeds to satisfy the outstanding loan obligations. If we are ultimately unable to repay or refinance these loans or sell the properties prior to maturity, the lender has the right to place the loans in default and ultimately foreclose on the properties securing the loans. Under this circumstance, we would not have any further financial obligations to the lenders as the current estimated market values of these properties are in excess of the outstanding loan balances.

On May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would constitute a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into the Temporary Waiver to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. On April 8, 2025, the Fortress Member provided the Rescission and Removal Notice, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

All of our properties are owned by subsidiaries of the Eagles Sub-OP. The Fortress Member, in its capacity as managing member of Eagles Sub-OP, intends to cause Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the Preferred Equity Investment has been redeemed for the Redemption Amount and the entire outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium has been repaid. Further, the Company and the Fortress Member are currently marketing certain of the properties for sale. We can provide no assurances as to the timing of the sales of the properties or that the properties will be successfully sold. As of March 31, 2024, the Redemption Amount was $111.9 million and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium was $19.1 million. The combined carrying amount of the Preferred Equity Investment and the Fortress Mezzanine Loan was approximately $118.3 million at March 31, 2025. We can provide no assurances that the proceeds from the sales of our properties will be sufficient to pay the Redemption Amount and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium and to satisfy our other liabilities. See Note 8 “Mortgage and Other Indebtedness” and Note 10 “Fortress Preferred Equity Investment” for additional information.

Based on the above, there is substantial doubt about our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements included in this report are available to be issued. Our ability to continue as a going concern is dependent on our ability to find third-party equity and/or debt financing to pay off the Preferred Equity Investment and the Fortress Mezzanine Loan or the Company and the Fortress Member’s ability to sell properties as described above. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we cannot obtain third-party equity and/or debt financing, or if the Company and the Fortress Member cannot sell properties as described above, we will not be able to satisfy our debt and preferred equity obligations. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

As described below, under our existing debt agreements, we are subject to continuing covenants. In the event of a default, the lenders could accelerate the timing of payments under the applicable debt obligations, and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition and results of operations. Other than the event of default under the mezzanine loan agreement (the “Fortress Mezzanine Loan Agreement”) for the Fortress Mezzanine Loan, as of March 31, 2025, we were in compliance with all of the other covenants under our debt agreements.

Consolidated Indebtedness and Preferred Equity

Indebtedness Summary

The following table sets forth certain information regarding our outstanding indebtedness as of March 31, 2025:

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate	Balance Outstanding at March 31, 2025
Hollinswood Shopping Center Loan (1)	June 1, 2025	SOFR + 2.36%	6.68%	12,048
Avondale Shops Loan	June 1, 2025 (2)	Fixed	4.00%	2,714
Vista Shops at Golden Mile Loan (net of discount of $77) (3)	February 8, 2029	SOFR + 2.75%	6.90%	15,934
Brookhill Azalea Shopping Center Loan	April 30, 2025 (4)	SOFR + 2.75%	7.07%	9,198
Crestview Shopping Center Loan (net of discount of $28)	September 29, 2026	Fixed	7.83%	11,817
Lamar Station Plaza West Loan (net of discount of $49)	December 10, 2027	Fixed	5.67%	18,498
Highlandtown Village Shopping Center Loan (net of discount of $27)	May 10, 2028	SOFR + 2.5% (5)	6.09%	8,723
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $150)	May 1, 2027	Fixed	7.92%	19,010
Midtown Row Loan (net of discount of $13)	December 1, 2027	Fixed	6.48%	75,987
Midtown Row/Fortress Mezzanine Loan (6)	December 1, 2027	Fixed	14.00% (7)	16,688
Cromwell Field Shopping Center Loan (net of discount of $41)	December 22, 2027	Fixed	6.71%	12,897	(8)
Coral Hills Shopping Center Loan (net of discount of $165)	October 31, 2033	Fixed	6.95%	12,336
West Broad Shopping Center Loan (net of discount of $77)	December 21, 2033	Fixed	7.00%	11,498
The Shops at Greenwood Village (net of discount of $59)	October 10, 2028	SOFR + 2.85% (9)	5.85%	21,494
				$248,842
Unamortized deferred financing costs, net				(1,978)
Total Mortgage and Other Indebtedness				$246,864

(1)
On March 27, 2025, we entered into an agreement to extend the maturity date of this loan to June 1, 2025. In May 2025, we reached a verbal agreement with the lender to further extend the maturity date of this loan to September 1, 2025 with an option to extend the maturity date for an additional 90 days, but we can provide no assurance that the lender will enter into a definitive agreement to effect this extension.
(2)
On May 6, 2025, we entered into an agreement to extend the maturity date of this loan to December 1, 2025.
(3)
We have entered into an interest rate swap which fixes the interest rate of this loan at 6.90%.
(4)
On January 31, 2025, we entered into an agreement to extend the maturity date of this loan to April 30, 2025. On May 20, 2025, we entered into another agreement to further extend the maturity date of this loan to July 29, 2025 and amend the interest rate to SOFR plus 3.09%.
(5)
We have entered into an interest rate swap which fixes the interest rate of this loan at 6.09%.
(6)
The outstanding balance reflects the fair value of the debt.
(7)
A portion of the interest on this loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the loan each month (the “Capitalized Interest” and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1% and, as of March 31, 2025, was 9%. Effective April 8, 2025, the interest rate was increased by 4% as a result of the Trigger Event.
(8)
At March 31, 2025, there was additional borrowing capacity of $2.1 million available to us to fund leasing costs and for the performance earnout.

(9)
We entered into an interest rate swap which fixes the interest rate of this loan at 5.85%.

As of March 31, 2025 and December 31, 2024, we had approximately $232.2 million and $232.3 million, respectively, of outstanding mortgage indebtedness secured by individual properties. The Hollinswood mortgage, Vista Shops mortgage, Brookhill mortgage, Crestview mortgage, Highlandtown mortgage, Cromwell mortgage, Lamar Station Plaza West mortgage, Midtown Row mortgage, Coral Hills mortgage, West Broad mortgage and Greenwood Village mortgage require the Company to maintain a minimum debt service coverage ratio (as such term is defined in the respective loan agreements) as follows in the table below.

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

Other than the event of default under the Fortress Mezzanine Loan Agreement, as of March 31, 2025, we were in compliance with all covenants under our debt agreements.

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, we entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The mezzanine loan matures on December 1, 2027. The Fortress Mezzanine Loan Agreement provides for cross-default in the event of a Trigger Event under the Eagles Sub-OP Operating Agreement or an event of default under the loan agreement for the Midtown Row mortgage.

As discussed below, effective May 21, 2024, the Fortress Member and the Operating Partnership entered into the Temporary Waiver. On April 8, 2025, the Fortress Member provided the Rescission and Removal Notice. Accordingly, as a result of the Rescission and Removal Notice and the resulting Trigger Event under the Eagles Sub-OP Operating Agreement, an event of default exists and is continuing under the Fortress Mezzanine Loan. As a result of the event of default, (i) CF Flyer Mezz may require the immediate payment of all amounts owed under the Fortress Mezzanine Loan, (ii) CF Flyer Mezz may foreclose on the collateral for the Fortress Mezzanine Loan, (iii) the interest rate of the Fortress Mezzanine Loan automatically increased by the lesser of 4% or the maximum rate permitted by applicable law and (iv) CF Flyer Mezz may apply any sums in any cash management system account in any order and in any manner as CF Flyer Mezz may elect. If CF Flyer Mezz accelerates the maturity date of all or any portion of the Fortress Mezzanine Loan by reason of the event of default, then, in addition to the payment of the outstanding principal and accrued and unpaid interest of the Fortress Mezzanine Loan, CF Flyer Mezz will be entitled to receive a prepayment premium in an amount sufficient to provide CF Flyer Mezz with the greater of (i) all accrued and unpaid interest (including all accrued and unpaid capitalized interest) with respect to the Fortress Mezzanine Loan and (ii) a 1.40x minimum multiple on the amount of the Fortress Mezzanine Loan (the “Prepayment Premium”).

The previously disclosed note sale and assignment agreement, pursuant to which CF Flyer Mezz Holdings LLC, the lender under the Fortress Mezzanine Loan (“CF Flyer Mezz”) and an affiliate of Fortress, agreed to sell the Fortress Mezzanine Loan, was terminated by CF Flyer Mezz on March 31, 2025 following a breach by the buyer of its obligations to complete the purchase.

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

In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement, and the Operating Partnership contributed to the Eagles Sub-OP its subsidiaries that, directly or indirectly, own Brookhill Azalea Shopping Center, Vista Shops, Hollinswood Shopping Center, Avondale Shops, Greenwood Village Shopping Center and Lamar Station Plaza East in November 2022, as well as Cromwell Field in December 2022. Pursuant to the Eagles

Sub-OP Operating Agreement, the Operating Partnership had the obligation to contribute to the Eagles Sub-OP its direct or indirect subsidiaries owning eight properties. As of March 31, 2025, the Operating Partnership had contributed to the Eagles Sub-OP its subsidiaries that own Highlandtown, Crestview, Coral Hills, West Broad, Midtown Colonial and Midtown Lamonticello and, with the approval of the Fortress Member, sold Spotswood and Dekalb Plaza. All of our properties are owned by subsidiaries of the Eagles Sub-OP.

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”), the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Preferred Equity Investment each month (the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return. The Capitalized Preferred Return increases each year by 1%. Commencing on November 22, 2027, the Preferred Return will be 19% per annum, all payable in cash, and will increase an additional 3% each year thereafter. Upon (i) the occurrence of a Trigger Event, (ii) during a three-month period in which distributions on the Preferred Equity Investment are not made because such payments would cause a violation of Delaware law or (iii) if a Qualified Public Offering has not occurred on or prior to November 22, 2027, the entire Preferred Return shall accrue at the then-applicable Preferred Return plus 4% and shall be payable monthly in cash. As of March 31, 2025, the Capitalized Preferred Return was approximately $21.4 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheets. For each of the three months ended March 31, 2025 and 2024, we recognized $1.2 million of Current Preferred Return, and, for the three months ended March 31, 2025 and 2024, we recognized $2.2 million and $1.8 million, respectively, of Capitalized Preferred Return, in each case as a reduction to additional paid-in capital in the condensed consolidated statements of equity. For the three months ended March 31, 2025 and 2024, we recognized $3.6 million and $3.2 million, respectively, of Current Preferred Return and $5.7 million and $7.5 million, respectively, of Capitalized Preferred Return, as a reduction to additional paid-in capital in the condensed consolidated statements of equity.

On May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement under the Eagles Sub-OP Operating Agreement, which would have been a Trigger Event. Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into the Temporary Waiver to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. On April 8, 2025, the Fortress Member provided the Rescission and Removal Notice, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, as a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with our affiliates, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. Further, the Fortress Mezzanine Loan Agreement provides for cross-default in the event of a Trigger Event.

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

As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of our cash. Any use of such cash by us or the Operating Partnership requires the consent of the Fortress Member, and we can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed our board of directors that it will fund our general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps.

The previously disclosed preferred membership interest and warrant purchase agreement, pursuant to which the Fortress Member and CF Flyer Mezz agreed to sell 100% of the Fortress Preferred Interest and the outstanding warrant to purchase 2,560,000 shares of our common stock at an exercise price of $0.01 per share, was terminated by the Fortress Member and CF Flyer Mezz on March 31, 2025 following a breach by the buyer of its obligations to complete the purchase.

See Note 10 “Fortress Preferred Equity Investment” for further information.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(in thousands)	2025	2024	Change
Cash and cash equivalents and restricted cash at beginning of period	$20,734	$13,797	$6,937
Net cash from operating activities	(1,008)	1,296	(2,304)
Net cash from investing activities	27	(2,285)	2,312
Net cash from financing activities	(1,442)	4,473	(5,915)
Cash and cash equivalents and restricted cash at end of period	$18,311	$17,281	$1,030

Operating Activities- Cash from operating activities decreased by approximately $2.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Operating cash flows were primarily impacted by a net decrease in changes in operating assets and liabilities of approximately $2.7 million, of which approximately $1.7 million, $0.7 million and $0.5 million was related to the net change in accounts payable and accrued liabilities, other assets and accounts receivable, respectively. This decrease was partially offset by an increase of approximately $0.2 million in deferred revenues.

Investing Activities- Cash from investing activities during the three months ended March 31, 2025 increased by approximately $2.3 million compared to the three months ended March 31, 2024. This increase was primarily due to a $2.1 million decrease in capital expenditures for real estate during the three months ended March 31, 2025 as compared to the corresponding period in 2024 and approximately a $0.3 million increase of insurance proceeds received in 2025 to cover repairs relating to fire damage at one of our retail properties

Financing Activities- Cash from financing activities during the three months ended March 31, 2025 decreased by approximately $5.9 million compared to the three months ended March 31, 2024. The decrease resulted primarily from (i) a net increase in the loan secured by Vista Shops at Golden Mile of approximately $4.9 million from the refinance of the loan (ii) additional draws of $1.3 million under the loan secured by the Cromwell Field Shopping Center and (iii) an increase in scheduled principal payments on loans of approximately $0.1 million as compared to the corresponding period in 2024. This was partially offset by a $0.3 million decrease in debt origination and discount fees for the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our 2024 Annual Report.

The Fortress Member declared a Trigger Event under the Eagles Sub-OP Operating Agreement, and the Fortress Member removed the Operating Partnership as the managing member of the Eagles Sub-OP and, in accordance with the Eagles Sub-OP Operating Agreement, the Fortress Member automatically became the managing member of the Eagles Sub-OP, which significantly impede our operations and our ability to efficiently manage our business and could materially and adversely affect our financial condition, results of operations and cash flows and the value of our common stock in the future, and there can be no assurances that the proceeds from the sales of our properties will be sufficient to pay the Redemption Amount and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium and to satisfy our other liabilities, which would likely result in the holders of our common stock not receiving value for or a reduction in the value of their investment.

All of our properties are owned by subsidiaries of the Eagles Sub-OP, which is governed by the terms of the Eagles Sub-OP Operating Agreement by and among the Operating Partnership and the Fortress Member. As previously disclosed, on May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement, which would be a Trigger Event. As previously disclosed, effective May 21, 2024, the Fortress Member along with the Operating Partnership entered into the Temporary Waiver, which waived the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. On April 8, 2025, the Fortress Member provided the Rescission and Removal Notice in accordance with the terms of the Eagles Sub-OP Operating Agreement, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP. As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, as a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with our affiliates, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. As of March 31, 2025, the Redemption Amount would have been $111.9 million.

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

As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of our cash. Any use of such cash by us or the Operating Partnership requires the consent of the Fortress Member, and we can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed our board of directors that it will fund our general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps.

Further, the Fortress Mezzanine Loan Agreement provides that a Trigger Event under the Eagles Sub-OP Operating Agreement is an event of default under the Fortress Mezzanine Loan Agreement, which provides for a loan with an aggregate principal balance of $16.7 million as of March 31, 2025 that is secured by 100% of the membership interests in our subsidiary that owns Midtown Row. Accordingly, as a result of the Rescission and Removal Notice and the resulting Trigger Event under the Eagles Sub-OP Operating Agreement, an event of default exists and is continuing under the Fortress Mezzanine Loan Agreement. As a result of the event of default, (i) CF Flyer Mezz may require the immediate payment of all amounts owed under the Fortress Mezzanine Loan Agreement, (ii)

CF Flyer Mezz may foreclose on the collateral for the Fortress Mezzanine Loan, (iii) the interest rate of the Fortress Mezzanine Loan automatically increased by the lesser of 4% or the maximum rate permitted by applicable law and (iv) CF Flyer Mezz may apply any sums in any cash management system account in any order and in any manner as CF Flyer Mezz may elect. If CF Flyer Mezz accelerates the maturity date of all or any portion of the Fortress Mezzanine Loan by reason of the event of default, then, in addition to the payment of the outstanding principal and accrued and unpaid interest of the Fortress Mezzanine Loan, CF Flyer Mezz will be entitled to receive a prepayment premium in an amount sufficient to provide CF Flyer Mezz with the greater of (i) all accrued and unpaid interest (including all accrued and unpaid capitalized interest) with respect to the Fortress Mezzanine Loan and (ii) a 1.40x minimum multiple on the amount of the Fortress Mezzanine Loan (the “Prepayment Premium”). As of March 31, 2025, the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium would have been $19.1 million.

The rights of the Fortress Member under the Eagles Sub-OP Operating Agreement, including as the managing member of the Eagles Sub-OP, and the rights of CF Flyer Mezz under the Fortress Mezzanine Loan Agreement significantly impede our ability to operate our business and manage our properties and could materially and adversely affect our financial condition, results of operations and cash flows and the value of our common stock. Further, we project we will not have sufficient cash flow to cover our obligations over the next twelve months. We can provide no assurances that the proceeds from the sales of our properties will be sufficient to pay the Redemption Amount and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium and to satisfy our other liabilities, which would likely result in the holders of our common stock not receiving value for or a reduction in the value of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

From time to time, we could be deemed to have purchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event. During the three months ended March 31, 2025, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2020 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs
January 1 through January 31, 2025	57,248	$0.10	N/A	N/A
February 1 through February 28, 2025	—	$—	N/A	N/A
March 1 through March 31, 2025	—	$—	N/A	N/A
Total	57,248

(1)
The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Pro Forma Financial Information

As disclosed above, the Company will deconsolidate the Eagles Sub-OP in the second quarter of 2025 and account for its investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323 at the time of deconsolidation, as it no longer has a controlling financial interest in the Eagles Sub-OP. Unaudited pro forma financial information of the Company reflecting the deconsolidation of the Eagles Sub-OP is set forth in Exhibit 99.1 hereto, which includes the following:

•
Unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company as of March 31, 2025;
•
Unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company for the three months ended March 31, 2025 and the year ended December 31, 2024; and
•
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 24, 2023).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 24, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Unaudited Pro Forma Condensed Consolidated Financial Statements of the Company

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive loss of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: June 6, 2025	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: June 6, 2025	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)