Form 10-Q
period 2025-06-30
Broad Street Realty, Inc.
filed 2025-08-19
CIK 764897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant had 34,721,513 shares of common stock outstanding.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
		(audited)
Assets
Real estate properties
Land	$—	$54,936
Building and improvements	—	288,042
Intangible lease assets	—	32,967
Construction in progress	—	604
Furniture and equipment	—	1,774
Less accumulated depreciation and amortization	—	(66,907)
Total real estate properties, net	—	311,416

Cash and cash equivalents	726	16,160
Restricted cash	24	4,574
Investment in Eagles Sub-OP	34,576	—
Straight-line rent receivable	—	4,110
Commission, tenant and other accounts receivable, net of allowance of $337 and $374, respectively	1,141	1,690
Derivative assets	—	737
Other assets, net	1,119	6,564
Total Assets	$37,586	$345,251

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $0 and $16,911, respectively, at fair value under the fair value option)	$—	$247,050
Accounts payable and accrued liabilities	4,456	15,292
Unamortized intangible lease liabilities, net	—	321
Payables due to related parties	19	48
Deferred tax liabilities	1,188	—
Deferred revenue	—	841
Total liabilities	5,663	263,552

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	—	98,356

Permanent Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized: Series A preferred stock, 20,000 shares authorized, 500 shares issued and outstanding at each of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 34,820,022 and 35,037,193 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	348	350
Additional paid in capital	46,776	38,726
Accumulated deficit	(12,798)	(46,939)
Accumulated other comprehensive loss	—	(1,104)
Total Broad Street Realty, Inc. stockholders' equity (deficit)	34,326	(8,967)
Noncontrolling interest	(2,403)	(7,690)
Total permanent equity (deficit)	31,923	(16,657)
Total Liabilities, Temporary Equity and Permanent Equity	$37,586	$345,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$—	$9,255	$9,842	$18,766
Commissions	459	824	1,166	1,326
Management fees and other income	382	52	439	110
Total revenues	841	10,131	11,447	20,202
Operating Expenses
Cost of services	307	644	883	1,065
Property operating	—	2,734	3,105	5,740
Depreciation and amortization	6	3,790	3,586	7,609
Impairment of real estate assets	—	331	43	441
Bad debt expense (recovery)	37	68	(34)	210
General and administrative	2,169	3,022	5,748	6,502
Total operating expenses	2,519	10,589	13,331	21,567
Operating loss	(1,678)	(458)	(1,884)	(1,365)

Other income (expense)
Interest and other income	—	251	165	468
Derivative fair value adjustment	—	78	(582)	967
Net gain (loss) on fair value change of debt held under the fair value option	—	210	(240)	2,553
Interest expense	(19)	(4,556)	(4,784)	(8,889)
Loss on extinguishment of debt	—	—	—	(7)
Other expense	—	(26)	(1)	(32)
Gain on deconsolidation of Eagles Sub-OP	56,875	—	56,875	—
Loss from investment in Eagles Sub-OP	(9,280)	—	(9,280)	—
Total other income (expense)	47,576	(4,043)	42,153	(4,940)
Net income (loss) before income taxes	45,898	(4,501)	40,269	(6,305)
Income tax expense	(1,188)	—	(1,188)	(134)
Net income (loss)	$44,710	$(4,501)	$39,081	$(6,439)
Less: Preferred equity return on Fortress preferred equity	—	(3,084)	(3,497)	(6,106)
Less: Preferred equity accretion to redemption value	—	(973)	(997)	(2,352)
Less: Preferred OP units return	(177)	(144)	(347)	(283)
Plus: Net (income) loss attributable to noncontrolling interest	(6,292)	1,127	(4,940)	1,966
Net income (loss) attributable to common stockholders	$38,241	$(7,575)	$29,300	$(13,214)

Net income (loss) attributable to common stockholders per share
Basic	$1.04	$(0.21)	$0.80	$(0.37)
Diluted	$0.86	$(0.21)	$0.66	$(0.37)

Weighted average shares outstanding
Basic	36,912,668	35,905,412	36,797,701	35,890,369
Diluted	44,449,463	35,905,412	44,466,035	35,890,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$44,710	$(4,501)	$39,081	$(6,439)
Other comprehensive income:
Change in fair value due to credit risk on debt held under the fair value option	—	1,260	863	2,000
Change due to deconsolidation of Eagles Sub-OP	241	—	241	—
Total other comprehensive income	241	1,260	1,104	2,000
Comprehensive income (loss)	$44,951	$(3,241)	$40,185	$(4,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder's Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	500	$—	33,417,101	$334	$55,186	$(36,387)	$547	$19,680	$(3,878)	$15,802
Shares surrendered for taxes upon vesting	—	—	(27,087)	—	(24)	—	—	(24)	—	(24)
Stock-based compensation	—	—	11,945	—	360	—	—	360	—	360
Preferred equity return on preferred equity investment	—	—	—	—	(3,022)	—	—	(3,022)	—	(3,022)
Preferred equity accretion	—	—	—	—	(1,379)	—	—	(1,379)	—	(1,379)
Preferred OP Units return	—	—	—	—	(139)	—	—	(139)	139	—
Other comprehensive income	—	—	—	—	—	—	740	740	—	740
Net loss	—	—	—	—	—	(1,099)	—	(1,099)	(839)	(1,938)
Balance at March 31, 2024	500	—	33,401,959	334	50,982	(37,486)	1,287	15,117	(4,578)	10,539
Grants of restricted stock	—	—	1,519,154	—	—	—	—	—	—	—
Stock-based compensation	—	—	29,452	16	419	—	—	435	—	435
Preferred equity return on preferred equity investment	—	—	—	—	(3,084)	—	—	(3,084)	—	(3,084)
Preferred equity accretion	—	—	—	—	(973)	—	—	(973)	—	(973)
Preferred OP Units return	—	—	—	—	(144)	—	—	(144)	144	—
Other comprehensive income	—	—	—	—	—	—	1,260	1,260	—	1,260
Net loss	—	—	—	—	—	(3,374)	—	(3,374)	(1,127)	(4,501)
Balance at June 30, 2024	500	—	34,950,565	350	47,200	(40,860)	2,547	9,237	(5,561)	3,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Continued)

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder's Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	500	$—	35,037,193	$350	$38,726	$(46,939)	$(1,104)	$(8,967)	$(7,690)	$(16,657)
Forfeiture of restricted stock	—	—	(10,313)	—	—	—	—	—	—	—
Shares surrendered for taxes upon vesting	—	—	(57,248)	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	348	—	—	348	—	348
Preferred equity return on preferred equity investment	—	—	—	—	(3,497)	—	—	(3,497)	—	(3,497)
Preferred equity accretion	—	—	—	—	(997)	—	—	(997)	—	(997)
Preferred OP Units return	—	—	—	—	(170)	—	—	(170)	170	—
Other comprehensive income	—	—	—	—	—	—	863	863	—	863
Net loss	—	—	—	—	—	(4,277)	—	(4,277)	(1,352)	(5,629)
Balance at March 31, 2025	500	—	34,969,632	350	34,405	(51,216)	(241)	(16,702)	(8,872)	(25,574)
Forfeiture of restricted stock	—	—	(149,610)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	(2)	281	—	—	279	—	279
Preferred OP Units return	—	—	—	—	(177)	—	—	(177)	177	—
Deconsolidation of Eagles Sub-OP	—	—	—	—	12,267	—	241	12,508	—	12,508
Net income	—	—	—	—	—	38,418	—	38,418	6,292	44,710
Balance at June 30, 2025	500	—	34,820,022	348	46,776	(12,798)	—	34,326	(2,403)	31,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$39,081	$(6,439)
Adjustments to reconcile net income (loss) to net cash from operating activities
Deferred income taxes	1,188	—
Depreciation and amortization	3,586	7,609
Amortization of deferred financing costs and debt discounts	241	415
Amortization of above and below market lease intangibles, net	85	145
Loss on extinguishment of debt	—	7
Impairment of real estate assets	43	441
Straight-line rent revenue	143	(746)
Straight-line rent expense	(6)	103
Stock-based compensation	627	795
Change in fair value of derivatives	582	(967)
Change in fair value of debt held under the fair value option	240	(2,553)
Bad debt (recovery) expense	(34)	210
Write-off of pre-acquisition costs	68	—
Write-off related party receivables	—	4
Distributions from Eagles Sub-OP	2,062	—
Gain on deconsolidation of Eagles Sub-OP	(56,875)	—
Loss from investment in Eagles Sub-OP	9,280	—
Changes in operating assets and liabilities
Tenants and accounts receivable, net	(767)	513
Other assets	(256)	818
Accounts payable and accrued liabilities	(101)	(688)
Payables due to related parties	(29)	(28)
Deferred revenues	11	18
Net cash from operating activities	(831)	(343)
Cash flows from investing activities
Reduction of cash from deconsolidation of Eagles Sub-OP	(17,738)	—
Capitalized pre-acquisition costs, net of refunds	—	5
Insurance proceeds	776	516
Capital expenditures for real estate	(749)	(3,515)
Net cash from investing activities	(17,711)	(2,994)
Cash flows from financing activities
Borrowings under debt agreements	385	37,082
Repayments under debt agreements	(537)	(20,644)
Preferred equity return on preferred equity investment	(1,239)	(2,344)
Taxes remitted upon vesting of restricted stock	(5)	(24)
Debt origination and discount fees	(46)	(1,070)
Net cash from financing activities	(1,442)	13,000
(Decrease) increase in cash, cash equivalents, and restricted cash	(19,984)	9,663
Cash, cash equivalents and restricted cash at beginning of period	20,734	13,797
Cash, cash equivalents and restricted cash at end of period	$750	$23,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$726	$18,857
Restricted cash	24	4,603
Cash, cash equivalents and restricted cash at end of period	$750	$23,460
Supplemental Cash Flow Information
Interest paid	$4,359	$7,692
Taxes paid, net of refunds	$—	$29

Supplemental disclosure of non-cash investing and financing activities
Capitalized Preferred Return	$(2,248)	$(3,757)
Accrued Current Preferred Return	$-	$(394)
Capitalized interest on Mezzanine loan	$(400)	$(668)
Accrued capital expenditures for real estate	$—	$245
Accrued deferred loan costs	$8	$—
Assets and Liabilities affected in deconsolidation
Real estate properties, net	$308,504	$—
Distribution from Eagles Sub-OP	$12,267	$—
Debt	$(246,864)	$—
Preferred equity investment	$(101,611)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BROAD STREET REALTY, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

Unaudited

June 30, 2025

Note 1 - Organization and Nature of Business

Broad Street Realty, Inc. (the “Company”) is focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. In addition, the Company provides commercial real estate brokerage services for third-party office, industrial and retail operators and tenants.

The Company is structured as an “Up-C” corporation with substantially all of its operations conducted through Broad Street Operating Partnership, LP (the “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2025, the Company owned 86.3% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units”) and, together with the Common OP units, “OP units”) and is the sole member of the sole general partner of the Operating Partnership. The Company began operating in its current structure on December 27, 2019, upon the completion of the Initial Mergers (as defined below) and operates as a single reporting segment.

Liquidity, Management’s Plan and Going Concern

Historically, the Company’s rental revenue and operating results depended significantly on the occupancy levels at the properties owned by Broad Street Eagles JV LLC (the “Eagles Sub-OP”) and the ability of its tenants to meet their rent and other obligations to the Eagles Sub-OP. As a result of the Rescission and Removal Notice (as defined below), the Company no longer consolidates the Eagles Sub-OP in its financial statements and its sources of revenue are solely commissions and management fees and other income, and the Company is dependent on cash flows from the Eagles Sub-OP to meet its working capital requirements in connection with ongoing operations. The Company projects it will not have sufficient cash flow to cover its obligations over the next twelve months.

On May 21, 2024, the Company agreed with CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC (“Fortress”), that, after revision of the total yield calculation as of March 31, 2024, the Company did not meet the minimum total yield requirement under the Amended and Restated Limited Liability Company Agreement (the “Eagles Sub-OP Operating Agreement”) of the Eagles Sub-OP, by and between the Operating Partnership and the Fortress Member, which would constitute a Trigger Event (as defined in the Eagles Sub-OP Operating Agreement). Effective May 21, 2024, the Fortress Member and the Operating Partnership entered into a temporary waiver agreement (the “Temporary Waiver”) to waive the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. On April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement (the “Rescission and Removal Notice”). As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP. As such, the Company deconsolidated the Eagles Sub-OP during the second quarter of 2025 and accounted for its investment in the Eagles Sub-OP using the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures (“ASC 323”) at the time of deconsolidation. This change will affect comparability of our results compared to prior periods. The Company did not apply liquidation basis of accounting as the Company believes liquidation is not imminent and it is management’s intention to keep the Company active. The deconsolidation of the Eagles Sub-OP also does not qualify for discontinued operations as this is not a strategic shift in the Company’s operations and the entire portfolio of the Eagles Sub-OP does not meet held for sale criteria under ASC 205-20-45-1E.

All of the properties that the Company historically consolidated in its financial statements are owned by subsidiaries of the Eagles Sub-OP. As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of the cash the Company historically consolidated in its consolidated financial statements. Any use of such cash by the Company or the Operating Partnership requires the consent of the Fortress Member, and the Company can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed the Company’s board of directors that it will fund the Company’s general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps. The Company and the Fortress Member are currently in discussions regarding the future funding arrangement for the Company’s general and administrative expenses for key personnel, licenses, software and other expenses, but the Company can provide no assurance that the Fortress Member will approve such funding. As of August 18, 2025, the Company had unrestricted cash and cash equivalents of approximately $0.4 million and expects the average cash burn to be approximately $0.4 million per month. All property management and servicing agreements between the Company and the subsidiaries of Eagles Sub-OP were terminated at the close of business on June 30, 2025.

The Fortress Member, in its capacity as managing member of Eagles Sub-OP, is currently marketing properties owned by the Eagles Sub-OP for sale to third-party buyers unaffiliated with the Fortress Member and intends to do so until the Preferred Equity Investment (as defined below) has been redeemed for the Redemption Amount (as defined in the Eagles Sub-OP Operating Agreement) and the entire outstanding principal balance of the Fortress Mezzanine Loan (as defined below) and the Prepayment Premium (as defined below) has been repaid. The Company can provide no assurances as to the timing of the sales of the properties or that the properties will be successfully sold. In addition, the Company is seeking third-party equity and/or debt financing to pay off the Preferred Equity Investment and the Fortress Mezzanine Loan and to fund ongoing expenses; however, the Company can provide no assurances that it will be successful in obtaining such equity or debt financing. As of June 30, 2025, the Redemption Amount was $115.1 million and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium was $18.9 million.

Based on the above and that there is no assurance that the Fortress Member will provide distributions from the Eagles Sub-OP to cover operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are available to be issued. The Company’s ability to continue as a going concern is dependent on the Company’s ability to find third-party equity and/or debt financing to pay off the Preferred Equity Investment and the Fortress Mezzanine Loan or the Company’s and the Fortress Member’s ability to sell properties as described above. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company cannot obtain third-party equity and/or debt financing or if the Company and the Fortress Member cannot sell properties as described above, the Company will not be able to satisfy its debt and preferred equity obligations. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the 2024 Form 10-K. During the six months ended June 30, 2025, there were no material changes to these policies.

Equity-Method Investments

The Company recognizes its investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence but not control, under the equity method of accounting. The Company initially recorded its investments at fair value at the time of deconsolidation of such unconsolidated entities. The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of its investments may be other-than-temporarily impaired and when the carrying value may exceed the fair value. The Company estimates fair value based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of future cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and estimated net operating income. The assumptions are generally based on management’s experience in the Company’s real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If management believes there is an other-than-temporary decline in the value of an equity-method investment, the Company records an impairment loss to the extent that the carrying value exceeds the estimate fair value of such equity-method investment.

Accounting Guidance

Adoption of Accounting Standards

There were no adopted pronouncements during the six months ended June 30, 2025 that impacted the Company.

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

Note 3 – Investment in Eagles Sub-OP

As previously disclosed, on April 8, 2025, the Fortress Member provided the Rescission and Removal Notice, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Eagles Sub-OP meets the criteria of a variable interest entity (“VIE”), however, the Company has determined that it is no longer the primary beneficiary of the Eagles Sub-OP as the Company no longer has a controlling financial interest in the Eagles Sub-OP and does not have the power to direct the activities that most significantly impact the economic performance of the Eagles Sub-OP. As a result, the Company deconsolidated the Eagles Sub-OP in the second quarter of 2025 and accounted for its investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323 at the time of deconsolidation. The Operating Partnership owns 100% of the common membership interests in the Eagles Sub-OP. The deconsolidation of the Eagles Sub-OP materially impacted the Company’s financial condition and operating results beginning in the second quarter of 2025 since the Eagles Sub-OP owns all of the income-producing real estate assets that the Company historically consolidated in its financial statements. The Company deconsolidated the Eagles Sub-OP as of April 1, 2025 because the impact of consolidation during the period from April 1, 2025 to April 8, 2025 was determined to be immaterial for purposes of financial reporting. The Company recognized an approximately $56.9 million gain on deconsolidation of Eagles Sub-OP in its condensed consolidated statements of operations for the three and six months ended June 30, 2025, which is the difference measured as the aggregate of (i) the fair value of the Company’s retained investment in the Eagles Sub-OP and (ii) the carrying amount of the redeemable noncontrolling interest that was derecognized, less the carrying amount of the Eagles Sub-OP’s net assets derecognized. Amounts recorded directly to additional paid-in capital in connection with the deconsolidation are excluded from this gain. See the reconciliation in Note 19 “Deconsolidation of Eagles Sub-OP”. At June 30, 2025, the carrying value of the Company's investment in Eagles Sub-OP was $34.6 million. At June 30, 2025, the Company’s maximum exposure to loss was $34.6 million, which is the carrying amount of its investment in the Eagles Sub-OP.

The following table summarizes the Company’s investment in Eagles Sub-OP activities for the three and six months ended June 30, 2025.

(thousands)	Eagles Sub-OP
Balance at December 31, 2024 and March 31, 2025	$—
Investment in Eagles Sub-OP due to deconsolidation	45,918
Loss from investment in Eagles Sub-OP	(9,280)
Distributions	(2,062)
Balance at June 30, 2025	$34,576

The following table provides the Eagles Sub-OP condensed consolidated balance sheets as of June 30, 2025.

June 30, 2025
(in thousands)
Assets
Real estate properties
Land	$40,121
Building and improvements	214,124
Intangible lease assets	18,650
Construction in progress	3,147
Furniture and equipment	1,831
Less accumulated depreciation and amortization	(44,981)
Total real estate properties held for investment, net	232,892
Real estate held for sale, net	74,796
Total real estate properties, net	307,688

Cash and cash equivalents	8,915
Restricted cash	5,018
Tenant and accounts receivable	536
Derivative assets	202
Receivable from related party	992
Other assets, net	3,612
Assets related to real estate held for sale	4,691
Total Assets	$331,654

Liabilities and Equity
Liabilities
Mortgage and other indebtedness, net (includes $17,351 and $16,911, respectively, at fair value under the fair value option)	$184,966
Mortgage and other indebtedness related to real estate held for sale, net	62,262
Total mortgage and other indebtedness, net	247,228
Accounts payable and accrued liabilities	8,852
Unamortized intangible lease liabilities, net	84
Deferred revenue	710
Liabilities related to real estate held for sale	1,776
Total liabilities	258,650

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling Fortress preferred interest	105,895

Permanent Member's Deficit
Additional paid in capital	(47,159)
Member's equity	12,593
Accumulated other comprehensive income	1,675
Total permanent deficit	(32,891)
Total Liabilities, Temporary Equity and Permanent Equity	$331,654

The table below details the Eagle Sub-OP’s debt balance at June 30, 2025 and December 31, 2024. Prior to the deconsolidation of the Eagles Sub-OP, the Company consolidated the December 31, 2024 debt balance in its condensed consolidated balance sheet.

(dollars in thousands)	Maturity Date	Rate Type	Interest Rate (1)	June 30, 2025		December 31, 2024
Hollinswood Shopping Center Loan (2)	September 1, 2025	SOFR + 2.36%	4.06%	$12,014		$12,104
Avondale Shops Loan	December 1, 2025 (3)	Fixed	4.00%	2,682		2,745
Vista Shops at Golden Mile Loan (net of discount of $72 and $82, respectively) (4)	February 8, 2029	Fixed	6.90%	15,879		15,985
Brookhill Azalea Shopping Center Loan (5)	July 29, 2025	SOFR + 3.09%	7.41%	9,181		9,198
Crestview Shopping Center Loan (net of discount of $23 and $33, respectively)	September 29, 2026	Fixed	7.83%	11,782		11,856
Lamar Station Plaza West Loan (net of discount of $44 and $54, respectively)	December 10, 2027	Fixed	5.67%	18,404		18,585
Highlandtown Village Shopping Center Loan (net of discount of $25 and $29, respectively)	May 10, 2028	SOFR + 2.5% (6)	6.09%	8,714		8,721
Midtown Colonial and Midtown Lamonticello Shopping Center Loan (net of discount of $132 and $168, respectively) (7)	May 1, 2027	Fixed	7.92%	19,028		18,992
Midtown Row Loan (net of discount of $12 and $14, respectively)	December 1, 2027	Fixed	6.48%	75,988		75,986
Midtown Row/Fortress Mezzanine Loan (8)	December 1, 2027	Fixed	18% (9)	17,351		16,911
Cromwell Field Shopping Center Loan (net of discount of $37 and $45, respectively)	December 22, 2027	Fixed	6.71%	12,939	(10)	12,508	(10)
Coral Hills Shopping Center Loan (net of discount of $160 and $169, respectively)	October 31, 2033	Fixed	6.95%	12,287		12,385
West Broad Shopping Center Loan (net of discount of $75 and $79, respectively)	December 21, 2033	Fixed	7.00%	11,454		11,545
The Shops at Greenwood Village (net of discount of $55 and $63, respectively)	October 10, 2028	SOFR + 2.85% (11)	5.85%	21,344		21,643
				$249,047		$249,164
Unamortized deferred financing costs, net				(1,819)		(2,114)
Total Mortgage and Other Indebtedness				$247,228		$247,050

(1)
Interest rates are as of June 30, 2025.
(2)
The Company entered into an interest rate swap which fixed the interest rate of this loan at 4.06% until December 1, 2024. On October 28, 2024, the Company entered into an agreement to extend the maturity date of this loan to March 1, 2025. On March 27, 2025, the Company entered into another agreement to further extend the maturity date of this loan to June 1, 2025. On May 6, 2025, the maturity date of this loan was further extended to September 1, 2025.
(3)
On May 6, 2025, the maturity date of this loan was extended to December 1, 2025.
(4)
On February 8, 2024, the Company refinanced the Vista Shops at Golden Mile Loan. The maturity date of the new loan is February 8, 2029. The Company entered into an interest rate swap which fixes the interest rate of the new loan at 6.90% for the term of the loan.
(5)
On January 31, 2025, the Company entered into an agreement to extend the maturity date of this loan to April 30, 2025. On May 20, 2025, the lender further extend the maturity date of this loan to July 29, 2025 and amended the interest rate to SOFR plus 3.09%. This loan was paid off on July 25, 2025 with proceeds from the sale of the underlying property.
(6)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 6.09%.
(7)
This loan was originated on April 30, 2024.
(8)
The outstanding balance reflects the fair value of the debt.
(9)
A portion of the interest on this loan is paid in cash (the “Current Interest”) and a portion of the interest is capitalized and added to the principal amount of the loan each month (the “Capitalized Interest”) and, together with the Current Interest, the “Mezzanine Loan Interest”). The initial Mezzanine Loan Interest rate was 12% per annum, comprised of a 5% Current Interest rate and a 7% Capitalized Interest rate. The Capitalized Interest rate increases each year by 1% and effective April 8, 2025, the interest rate was increased by 4% as a result of the Trigger Event. As of June 30, 2025, the Capitalized Interest rate was 13%.
(10)
At June 30, 2025 and December 31, 2024, there was additional borrowing capacity of $2.0 million and $2.4 million, respectively, available for the Company to fund leasing costs and for the performance earnout.
(11)
The Company has entered into an interest rate swap which fixes the interest rate of this loan at 5.85%.

The following table provides the Eagles Sub-OP condensed consolidated statements of operations for the three and six months ended June 30, 2025.

(in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues
Rental income	$10,011	$19,853
Operating Expenses
Property operating	3,278	6,852
Depreciation and amortization	3,163	6,721
Impairment of real estate assets	—	43
General and administrative	391	751
Total operating expenses	6,832	14,367
Operating income	3,179	5,486

Other income (expense)
Net interest and other income	357	522
Derivative fair value adjustment	(324)	(906)
Net loss on fair value change on debt held under the fair value option	(1,995)	(2,235)
Interest expense	(4,885)	(9,650)
Other expense	(31)	(32)
Total other expense	(6,878)	(12,301)

Net loss	$(3,699)	$(6,815)
Less: Preferred equity return on Fortress preferred equity	(4,584)	(8,081)
Less: Preferred equity accretion to redemption value	(997)	(1,994)
Net loss attributable to member	$(9,280)	$(16,890)

At the close of business on June 30, 2025, the Fortress Member terminated all of the Company’s property management and servicing agreements with subsidiaries of the Eagles Sub-OP and, as a result, the Company no longer has significant influence on the Eagles Sub-OP and its subsidiaries. Therefore, effective July 1, 2025, the Company will account for its investment in the Eagles Sub-OP using the measurement alternative model (at cost less impairment, adjusted for observable price changes) under ASC 321 as the Company no longer has significant influence on the Eagles Sub-OP and its subsidiaries. The carrying value of the investment at the date of the change will become the new cost basis for subsequent accounting.

Note 4 – Real Estate

Concentrations of Credit Risks

As of April 1, 2025, the Company deconsolidated the Eagles Sub-OP. Refer to Note 19 “Deconsolidation” for further information.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of June 30, 2025, which includes rental income for the six months ended June 30, 2025 and 2024.

(dollars in thousands)	Number of Properties	Gross Real Estate Assets	Percentage of Total Real Estate Assets	Rental income for the six months ended June 30,
Location	June 30, 2025	June 30, 2025	June 30, 2025	2025 (1)	2024
Maryland	—	$—	—	$3,617	$6,425
Virginia	—	—	—	3,979	7,781
Washington D.C.	—	—	—	131	400
Colorado	—	—	—	2,115	4,160
	—	$—	—	$9,842	$18,766

(1)
Reflects rental income of the properties owned by subsidiaries of the Eagles Sub-OP prior to deconsolidation of the Eagles Sub-OP.

Note 5 – Intangibles

As of April 1, 2025, the Company deconsolidated the Eagles Sub-OP. Refer to Note 19 “Deconsolidation of Eagles Sub-OP” for further information.

The following is a summary of the carrying amount of the Company’s intangible assets and liabilities as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Assets:
Above-market leases	$—	$4,153
Above-market leases accumulated amortization	—	(3,038)
In-place leases	—	28,814
In-place leases accumulated amortization	—	(22,771)
Total real estate intangible assets, net	$—	$7,158

Liabilities
Below-market leases	$—	$3,099
Below-market leases accumulated amortization	—	(2,778)
Total real estate intangible liabilities, net	$—	$321

For the three months ended June 30, 2024, the Company recognized amortization related to in-place leases of approximately $0.7 million and net amortization related to above-market leases and below-market leases for the three months ended June 30, 2024 of approximately $0.1 million in its condensed consolidated statements of operations.

For the six months ended June 30, 2025 and 2024, the Company recognized amortization related to in-place leases of approximately $0.6 million and $1.6 million, respectively, and net amortization related to above-market leases and below-market leases for each of the six months ended June 30, 2025 and 2024 of approximately $0.1 million in its condensed consolidated statements of operations.

The Company amortizes the value of in-place leases to amortization expense, the value of above-market leases as a reduction of rental income and the value of below-market leases as an increase to rental income over the initial term of the respective leases.

Note 6 – Commission, Tenant and Other Accounts Receivable

Items included in tenant and accounts receivable, net on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 are detailed in the table below:

(in thousands)	June 30, 2025	December 31, 2024
Commission receivable, net	$951	$610
Tenant receivable, net	—	225
Other accounts receivable, net	190	855
Total commission, tenant and other accounts receivable, net	$1,141	$1,690

Note 7 - Other Assets

Items included in other assets, net on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 are detailed in the table below:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid assets and deposits	$172	$1,364
Leasing commission costs and incentives, net	—	2,297
Right-of-use assets, net	829	1,253
Pre-acquisition costs	—	73
Other receivables, net	8	460
Corporate property, net	110	125
Receivables from related parties	—	992
Total assets	$1,119	$6,564

Receivables due from related parties as of June 30, 2025 and December 31, 2024 are described further in Note 17 “Related Party Transactions.”

Note 8 - Accounts Payable and Accrued Liabilities

Items included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 are detailed in the table below:

(in thousands)	June 30, 2025	December 31, 2024
Trade payable	$1,271	$2,417
Accrued operating and administrative expenses (1)	2,223	6,348
Security deposit	—	2,462
Real estate tax payable	—	1,307
Interest payable	27	1,356
Derivative liability	—	20
Lease payable	935	1,382
Accounts payable and accrued liabilities	$4,456	$15,292

(1)
The table below provides additional details for items included in “Accrued operating and administrative expenses” as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Payroll and payroll related expenses	$799	$1,155
Accrued cost of services	740	950
Accrued legal and professional fees	625	2,337
Insurance proceeds for repairs	—	2
Accrued construction in progress	—	80
Accrued property operating expenses	—	1,065
Other accrued expenses	59	759
Accrued operating and administrative expenses	$2,223	$6,348

Refer to Note 19 “Deconsolidation of Eagles Sub-OP” for additional information about the deconsolidation of the Eagles Sub-OP.

Note 9 – Mortgage and Other Indebtedness

As of April 1, 2025, the Company deconsolidated the Eagles Sub-OP. As a result, the mortgage debt and other debt of subsidiaries of the Eagles Sub-OP are not included on the Company’s condensed consolidated balance sheet as of June 30, 2025. Refer to Note 3 “Investment in Eagles Sub-OP” for the Company’s debt balance at December 31, 2024. The discussion below relates to the Company’s debt prior to the deconsolidation of the Eagles Sub-OP.

Mortgage Indebtedness

As of December 31, 2024, the Company had approximately $232.3 million of outstanding mortgage indebtedness secured by individual properties. As a result of the deconsolidation of the Eagles Sub-OP during the three months ended June 30, 2025, the Company did not have outstanding mortgage indebtedness secured by individual properties as of June 30, 2025.

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

Fortress Mezzanine Loan

In connection with the acquisition of Midtown Row, the Company entered into a $15.0 million mezzanine loan (the “Fortress Mezzanine Loan”) secured by 100% of the membership interests in the entity that owns Midtown Row. The Fortress Mezzanine Loan matures on December 1, 2027. The Company elected to measure the Fortress Mezzanine Loan at fair value in accordance with the fair value option. The fair value at December 31, 2024 was $16.9 million. For the three months ended June 30, 2024, the Company recognized a net gain of $0.2 million on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net gain of $1.3 million in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive income (loss). For the three months ended June 30, 2024, the Company recognized $0.5 million of interest expense in the condensed consolidated statements of operations, which includes $0.3 million of Capitalized Interest recorded in the condensed consolidated balance sheets.

For the six months ended June 30, 2025 and 2024, the Company recognized a net loss of $0.2 million and net gain of $2.6 million, respectively, on fair value change of debt held under the fair value option in the condensed consolidated statements of operations and a net gain of $0.9 million and $2.0 million, respectively, in change in fair value due to credit risk on debt held under the fair value option in the condensed consolidated statements of comprehensive income (loss). For the six months ended June 30, 2025 and 2024, the Company recognized $0.6 million and $1.0 million, respectively, of interest expense in the consolidated statements of operations, which includes $0.4 million and $0.7 million, respectively, of Capitalized Interest recorded in the condensed consolidated balance sheets.

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

Deferred Financing Costs and Debt Discounts

The total amount of deferred financing costs associated with the Company’s debt as of December 31, 2024 was $3.6 million, gross ($2.1 million, net). Debt discounts associated with the Company’s debt as of December 31, 2024 was $1.2 million, gross ($0.6 million, net). Deferred financing costs and debt discounts are netted against the debt balance outstanding on the Company’s consolidated balance sheets and is amortized to interest expense through the maturity date of the related debt.

The Company recognized amortization expense of deferred financing costs and debt discounts, which is included in interest expense in the consolidated statements of operations, of approximately $0.2 million for the three months ended June 30, 2024.

The Company recognized amortization expense of deferred financing costs and debt discounts, which is included in interest expense in the consolidated statements of operations, of approximately $0.2 million and $0.4 million for the six months ended June 30, 2025 and 2024.

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the condensed consolidated balance sheets. Changes in the fair value of the Company’s derivatives that are not designated as hedges or do not meet the criteria of hedge accounting are recognized in earnings. For the three months ended June 30, 2024, the Company recognized gains of less than $0.1 million as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized losses of approximately $0.6 million and gains of $0.4 million, respectively, as a component of “Derivative fair value adjustment” on the condensed consolidated statements of operations.

The fair value of the Company’s derivative financial instruments as of December 31, 2024 was an interest rate swap asset of approximately $0.7 million and an interest rate swap liability of less than $0.1 million at December 31, 2024. The interest rate swap asset is included in Derivative assets and the interest rate swap liability is included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets. As a result of the deconsolidation of the Eagles Sub-OP during the three months ended June 30, 2025, the fair value of the derivative financial instruments is not included in the Company’s condensed consolidated balance sheet as of June 30, 2025.

Note 10 – Commitments and Contingencies

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

Note 11 – Fortress Preferred Equity Investment

From inception of the Eagles Sub-OP through March 31, 2025 (the “Consolidation Period”), the Company consolidated the Eagles Sub-OP under the guidance set forth in ASC 810, Consolidation. The Company evaluated whether the Eagles Sub-OP met the criteria for classification as a VIE or, alternatively, as a voting interest entity and concluded that that the Eagles Sub-OP met the criteria of a VIE. During the Consolidation Period, the Company was considered to have a controlling financial interest in the Eagles Sub-OP because the Company determined that it was the primary beneficiary because it was most closely associated with the Eagles Sub-OP. As discussed above, on April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP. As a result, the Company deconsolidated the Eagles Sub-OP in the second quarter of 2025 and accounted for its investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323 at the time of deconsolidation, as the Company no longer has a controlling financial interest in the Eagles Sub-OP.

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

Pursuant to the Eagles Sub-OP Operating Agreement, the Fortress Member is entitled to monthly distributions, a portion of which is paid in cash (the “Current Preferred Return”) and a portion that accrues on and is added to the Fortress Equity Investment each month

(the “Capitalized Preferred Return” and, together with the Current Preferred Return, the “Preferred Return”). The initial Preferred Return was 12% per annum, comprised of a 5% Current Preferred Return and a 7% Capitalized Preferred Return. The Capitalized Preferred Return increases each year by 1%. As of December 31, 2024, the Capitalized Preferred Return was approximately $19.2 million and is reflected within Redeemable noncontrolling Fortress preferred interest on the condensed consolidated balance sheet as of December 31, 2024. For the three months ended June 30, 2024, the Company recognized approximately $1.2 million and $1.9 million of Current Preferred Return and Capitalized Preferred Return, respectively, as a reduction to additional paid-in capital in the condensed consolidated statements of equity. For the six months ended June 30, 2025 and 2024, the Company recognized approximately $1.2 million and $2.3 million, respectively, of Current Preferred Return and $2.2 million and $3.8 million, respectively, of Capitalized Preferred Return, as a reduction of additional paid-in capital in the condensed consolidated statements of equity.

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

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, as a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with affiliates of the Company, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. All property management and servicing agreements between the Company and the subsidiaries of Eagles Sub-OP were terminated at the close of business on June 30, 2025.

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

As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of the cash the Company historically consolidated in its financial statements. Any use of such cash by the Company or the Operating Partnership requires the consent of the Fortress Member, and the Company can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed the Company’s board of directors that it will fund the Company’s general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps. The Company and the Fortress Member are currently in discussions regarding the future funding arrangement for the Company’s general and administrative expenses for key personnel, licenses, software and other expenses, but the Company can provide no assurance that the Fortress Member will approve such funding. As of August 18, 2025, the Company had unrestricted cash and cash equivalents of approximately $0.4 million and expects the average cash burn to be approximately $0.4 million per month.

The Fortress Member’s interest in the Eagles Sub-OP under the Eagles Sub-OP Operating Agreement is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our accompanying condensed consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. The Fortress Preferred Interest is redeemable at a determinable date (at year five, prior to year five if a Qualified Public Offering occurs or at any time so long as the Fortress Mezzanine Loan is repaid in full before or concurrently with such redemption) and therefore, at each subsequent reporting period we will accrete the carrying value to the amount due upon redemption of the Fortress Preferred Interest based on the effective interest method over the remaining term. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements. The Company has evaluated the Fortress Preferred Interest and determined that its nature is that of a debt host and certain embedded derivatives exist that would require bifurcation on the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company recognized a gain of $0.1 million and $0.5 million, respectively, in derivative fair value adjustment in the condensed consolidated statements of operations. There was no derivative liability at December 31, 2024.

The following tables summarize the preferred equity investment activities for the three and six months ended June 30, 2025.

(thousands)	Preferred Equity Investment
Balance at March 31, 2025	$101,611
Deconsolidation of Eagles Sub-OP	(101,611)
Balance at June 30, 2025	$—

(thousands)	Preferred Equity Investment
Balance at December 31, 2024	$98,356
Preferred equity return	3,497
Preferred equity payment	(1,239)
Preferred equity accretion	997
Deconsolidation of Eagles Sub-OP	(101,611)
Balance at June 30, 2025	$—

The following tables summarize the preferred equity investment activities for the three and six months ended June 30, 2024

(thousands)	Preferred Equity Investment
Balance at March 31, 2024	$90,536
Preferred equity return	3,084
Preferred equity payment	(1,191)
Preferred equity accretion	973
Balance at June 30, 2024	$93,402

(thousands)	Preferred Equity Investment
Balance at December 31, 2023	$87,288
Preferred equity return	6,106
Preferred equity payment	(2,344)
Preferred equity accretion	2,352
Balance at June 30, 2024	$93,402

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

Note 12 – Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with a $0.01 par value per share, of which 20,000 shares have been designated as Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”).

As of June 30, 2025 and December 31, 2024, the Company had 500 shares of Series A preferred stock outstanding, all of which were assumed from MedAmerica Properties Inc. (“MedAmerica”) upon completion of the initial mergers on December 27, 2019 (the “Initial Mergers”). The holders of Series A preferred stock are entitled to receive, out of funds legally available for that purpose, cumulative, non-compounded cash dividends on each outstanding share of Series A preferred stock at the rate of 10.0% of the $100 per share issuance price (“Series A preferred dividends”). The Series A preferred dividends are payable semiannually to the holders of Series A preferred stock, when and as declared by the Company’s board of directors, on June 30 and December 31 of each year, that shares of Series A preferred stock are outstanding; provided that due and unpaid Series A preferred dividends may be declared and paid on any date declared by the Company’s board of directors. As of June 30, 2025, less than $0.1 million of Series A preferred dividends were undeclared.

Noncontrolling Interest

As of each of June 30, 2025 and December 31, 2024, the Company owned an 86.3% interest in the Operating Partnership.

Amended and Restated 2020 Equity Incentive Plan

On September 15, 2021, the Company’s board of directors approved the Amended and Restated 2020 Equity Plan (the “Plan”), which increased the number of shares of the Company’s common stock reserved for issuance under the Plan by 1,500,000 shares, from 3,620,000 shares to 5,120,000 shares. On April 9, 2024, the Company’s board of directors approved a further amendment and restatement of the Plan, which increased the number of shares of the Company's common stock reserved for issuance under the Plan by 1,400,000 shares, from 5,120,000 shares to 6,520,000 shares. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), share appreciation rights, dividend equivalent rights, performance awards, annual cash incentive awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common OP units. As of June 30, 2025, there were 370,105 shares available for future issuance under the Plan, subject to certain adjustments set forth in the Plan. Each share subject to an award granted under the Plan will reduce the available shares under the Plan on a one-for-one basis. The Plan is administered by the compensation committee of the Company’s board of directors.

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

The following tables summarize the stock-based award activity under the Plan for the six months ended June 30, 2025 and 2024.

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2024	1,821,833	$0.49
Vested	(1,092,908)	0.51
Forfeitures	(159,923)	0.46
Outstanding as of June 30, 2025	569,002	$0.47

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award
Outstanding as of December 31, 2023	775,369	$0.99
Granted	1,519,154	0.40
Vested	(190,665)	1.20
Outstanding as of June 30, 2024	2,103,858	$0.54

Of the restricted shares that vested during the six months ended June 30, 2025, 57,248 shares were surrendered by certain employees to satisfy their tax obligations.

Compensation expense related to these share-based payments for each of the three months ended June 30, 2025 and 2024 was less than $0.1 million and approximately $0.2 million, respectively, and approximately $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, and was included in general and administrative expenses on the condensed consolidated statements of operations. The remaining unrecognized costs from stock-based awards as of June 30, 2025 was approximately $0.1 million and will be recognized over a weighted-average period of 0.9 years.

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

Compensation expense related to the RSUs for each of the three months ended June 30, 2025 and 2024 was approximately $0.2 million and approximately $0.5 million for the six months ended June 30, 2025 and 2024 and was included in general and administrative expenses on the condensed consolidated statement of operations. The remaining unrecognized costs from RSU awards as of June 30, 2025 was approximately $0.5 million and will be recognized over 0.5 years.

Note 13 – Revenues

Disaggregated Revenue

The following table represents a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2025 and 2024 by type of service:

	Topic 606	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Revenue Recognition	2025	2024	2025	2024
Topic 606 Revenues
Leasing commissions	Point in time	$438	$727	$1,079	$1,187
Property and asset management fees	Over time	278	33	318	69
Sales commissions	Point in time	21	97	87	139
Development fees	Over time	—	—	—	1
Engineering services	Over time	104	19	121	40
Topic 606 Revenue		841	876	1,605	1,436
Out of Scope of Topic 606 revenue
Rental income		—	9,255	9,842	18,766
Total Out of Scope of Topic 606 revenue		—	9,255	9,842	18,766
Total Revenue		$841	$10,131	$11,447	$20,202

Leasing Operations

Prior to the deconsolidation of the Eagles Sub-OP, the Company’s retail leases generally had an initial lease term of approximately 10 to 20 years for anchor tenant leases, while smaller tenants’ initial leases typically have an initial lease term of five years. These leases typically have options to renew for one or more successive five-year periods. As of December 31, 2024, the weighted average remaining lease term of our retail leases, excluding future options to extend the terms of the leases, was 5.2 years. The lease terms for residential leases are generally 11.5 months with 12 equal payments.

Note 14 – Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding during the period combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. Potentially dilutive securities include stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units, which, subject to certain terms and conditions, may be tendered for redemption by the holder thereof for cash based on the market price of the Company’s common stock or, at the Company’s option and sole discretion, for shares of the Company’s common stock on a one-for-one basis. The weighted average number of dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three and six months ended June 30, 2025 was approximately 7.5 million and 7.7 million, respectively. Stock options, convertible preferred stock, restricted stock, warrants, RSUs and OP units have been omitted from the Company’s denominator for the purpose of computing diluted earnings per share for the three and six months ended June 30, 2024 since the effect of including these amounts in the denominator would have no dilutive impact due to the net loss position. The weighted average number of anti-dilutive convertible preferred stock, restricted stock, RSUs and OP units outstanding for the three and six months ended June 30, 2024 was approximately 7.9 million and 7.5 million, respectively.

The following table sets forth the computation of earnings per common share for the three and six months ended June 30, 2025 and 2024:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2025	2024	2025	2024
Net income (loss)	$44,710	$(4,501)	$39,081	$(6,439)
Less: Preferred equity return on Fortress preferred equity	—	(3,084)	(3,497)	(6,106)
Less: Preferred equity accretion to redemption value	—	(973)	(997)	(2,352)
Less: Preferred OP units return	(177)	(144)	(347)	(283)
Plus: Net loss attributable to noncontrolling interest	(6,292)	1,127	(4,940)	1,966
Net income (loss) attributable to common stockholders	$38,241	$(7,575)	$29,300	$(13,214)

Denominator
Basic weighted-average common shares	36,913	35,905	36,798	35,890
Dilutive potential common shares	7,536	—	7,668	—
Diluted weighted-average common shares	44,449	35,905	44,466	35,890

Net income (loss) per common share- basic	$1.04	$(0.21)	$0.80	$(0.37)
Net income (loss) per common share- diluted	$0.86	$(0.21)	$0.66	$(0.37)

In determining the weighted average shares outstanding for the three and six months ended June 30, 2025 and 2024 for both basic and diluted earnings per share, the Company included the warrants issued to the Fortress Member and Lamont Street Partners, LLC on November 22, 2022, as the shares of common stock that would be issued upon the exercise of the warrants are issuable for nominal consideration of one cent per share of common stock. These warrants were exercisable immediately upon issuance, but no warrants had been exercised as of June 30, 2025.

Note 15 – Fair Value of Financial Instruments

Prior to the deconsolidation of Eagles Sub-OP, the Company used fair value measures to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. GAAP establishes a three-level hierarchy that prioritizes inputs into the valuation techniques used to measure fair value. Fair value measurements associated with assets and liabilities are categorized into one of the following levels of the hierarchy based upon how observable the valuation inputs are that are used in the fair value measurements.

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

Financial Assets and Liabilities Measured at Fair Value

As of April 1, 2025, the Company deconsolidated the Eagles Sub-OP. As a result, there were no assets and liabilities that were measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2025.

The Company’s financial assets and liabilities measured at fair value on a recurring basis included derivative financial instruments and the Fortress Mezzanine Loan. The following table presents the carrying amounts of these assets and liabilities prior to the deconsolidation of the Eagles Sub-OP that were previously measured at fair value on a recurring basis by instrument type and based upon the level of the fair value hierarchy within which fair value measurements of the Company’s assets and liabilities are categorized:

		Fair Value Measurements
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$737	$—	$737	$—

Liabilities:
Derivative instruments (1)	$20	$—	$20	$—
Fortress Mezzanine Loan	$16,911	$—	$16,911	$—
(1)
Derivative liabilities are included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

The derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate caps and interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. See Note 9 “—Interest Rate Swap Agreements” for further discussion regarding the Company’s interest rate cap and interest rate swap agreements.

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

	At June 30, 2025
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$726	$726	$—	$—
Restricted cash	$24	$24	$—	$—

	At December 31, 2024
		Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,160	$16,160	$—	$—
Restricted cash	4,574	4,574	—	—

Liabilities:
Mortgage and other indebtedness, net - variable rate	$51,666	$—	$51,666	$—
Mortgage and other indebtedness, net - fixed rate	180,587	—	181,561	—

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of June 30, 2025 and December 31, 2024 due to the short-term nature of these instruments (Level 1).

At December 31, 2024, the Company’s indebtedness was comprised of borrowings that bear interest at variable and fixed rates. The fair value of the Company’s borrowings under variable rates at December 31, 2024 approximate their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

The fair value of the Company’s fixed rate debt as of December 31, 2024 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 16 – Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, such as the net gain on change in fair value of debt held under the fair value option, which are recorded in the interim period. The provision for income taxes for the three months ended June 30, 2025 reflects an income tax expense of $1.2 million at an estimated annual effective tax rate of 4.9%. There was no income tax expense for the three months ended June 30, 2024. The provision for income taxes for the six months ended June 30, 2025 and 2024 reflects an income tax expense of $1.2 million and $0.1 million, respectively, at an estimated annual effective tax rate of 4.9% and 0.42%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the income attributable to the Operating Partnership and valuation allowance recorded during each period. As of June 30, 2025, the Company had deferred tax liabilities, net of deferred tax assets, of $6.9 million. The deferred tax assets were offset by a valuation allowance of $8.1 million, resulting in a net deferred tax liability of $1.2 million. As of December 31, 2024, the Company maintained a full valuation allowance on its deferred tax assets as the timing of the utilization of its net operating losses is uncertain. For the three and six months ended June 30, 2025, the Company recorded a reduction in the valuation allowance of $4.3 million and $2.3 million, respectively, against the deferred tax asset. For the three and six months ended June 30, 2024, the Company recorded a valuation allowance of $1.9 million and $3.6 million, respectively, against the deferred tax asset.

Note 17 – Related Party Transactions

Receivables and Payables

As of December 31, 2024, the Company had $1.0 million in receivables due from related parties, included in Other assets, net on the condensed consolidated balance sheets. The $1.0 million at December 31, 2024 relates to the merger pursuant to which a subsidiary of the Eagles Sub-OP acquired Lamar Station Plaza West, including the note receivable due from a related party. As previously disclosed, the Company deconsolidated the Eagles Sub-OP as of April 1, 2025 and no longer consolidates the receivable due from related parties related to the merger pursuant to which a subsidiary of the Eagles Sub-OP acquired Lamar Station Plaza West. Additionally, as of each of June 30, 2025 and December 31, 2024, the Company had less than $0.1 million in payables due to properties managed by the Company related to amounts borrowed by the Company for working capital, which are reflected in Payables due to related parties on the condensed consolidated balance sheets.

Approximately $0.1 million of the Company’s commission receivable, net balance at June 30, 2025 was owed from related parties. There were no accounts receivable owed from related parties at December 31, 2024.

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

Guarantees

The Company has guaranteed (i) the loans of the subsidiaries owned by the Eagles Sub-OP, including the Fortress Mezzanine Loan, and (ii) the Preferred Equity Investment. The maximum exposure relating to these guarantees is $366.3 million. See Note 3 “Investment in Eagles Sub-OP” for more information. In addition, the Company’s and its consolidated and unconsolidated subsidiaries’ obligations under the Eagles Sub-OP Operating Agreement and Brookhill mortgage loan are guaranteed by Messrs. Jacoby and Yockey upon the occurrence of a bankruptcy event (including with respect to the Company or its subsidiaries) or actions interfering with the Fortress Member’s exercise of its rights and remedies under agreements related to the Preferred Equity Investment. The Company has agreed to indemnify Mr. Yockey for any losses he incurs as a result of his guarantee of the Brookhill mortgage loan. Mr. Jacoby is also a guarantor under the mortgage loan agreements for Coral Hills Shopping Center, Cromwell Field Shopping Center, Highlandtown Village Shopping Center, Midtown Colonial and Midtown Lamonticello, and West Broad Shopping Center.

Legal Fees

Samuel Spiritos, a director of the Company, is the managing partner of Shulman Rogers LLP, which represents the Company in certain real estate matters. During the three months ended June 30, 2025 and 2024, the Company paid less than $0.1 million and approximately $0.1 million, respectively, in legal fees to Shulman Rogers LLP. During each of the six months ended June 30, 2025 and 2024, the Company paid approximately $0.1 million in legal fees to Shulman Rogers LLP.

Note 18 – Segment Reporting

As discussed above, the Company determined that it is no longer the primary beneficiary of the Eagles Sub-OP as the Company no longer has a controlling financial interest in the Eagles Sub-OP. As such, the Company deconsolidated the Eagles Sub-OP on April 1, 2025. The deconsolidation of the Eagles Sub-OP does not qualify for discontinued operations as this is not a strategic shift in the Company’s operations and the entire portfolio of the Eagles Sub-OP does not meet held for sale criteria under ASC 205-20-45-1E.

The Company operates as a single reporting segment that derives revenues primarily from commissions and management and other income. The accounting policies are consistent with those described above in the 2024 Form 10-K. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

Prior the deconsolidation, the Company derived revenues primarily from rental income. Net operating income (“NOI”) was the measure used by the Company’s CODM to assess the operating segment’s performance. The Company defined NOI as rental income less property operating expenses, including real estate taxes. The Company also excluded the impact of straight-line rent revenue, net amortization of above and below market leases, depreciation, interest, impairments and gains or losses of real estate assets and other significant infrequent items that created volatility in the Company’s results and made it difficult to determine the results of the Company’s core ongoing business. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered as an alternative to cash flows or as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considered NOI to be an appropriate supplemental measure to net income because it provided additional information to allow management, investors and the Company’s current and potential creditors to evaluate and compare the Company’s core operating results.

The table below compares NOI of the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 and the reconciliation of segment NOI to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income (1)	$—	$8,942	$10,070	$18,165
Property operating expenses
Property taxes	—	993	1,041	2,039
Contract maintenance	—	513	933	1,250
Utilities	—	397	370	881
Repairs	—	372	229	604
Other segment items (2)	—	459	532	966
Total property operating expenses	—	2,734	3,105	5,740
Segment net operating income	—	6,208	6,965	12,425

Reconciliation of segment net operating income to net loss
Commissions	459	824	1,166	1,326
Management and other income	382	52	439	110
Straight-line rent revenue	—	394	(143)	746
Amortization of above and below market lease, net	—	(81)	(85)	(145)
Cost of services	(307)	(644)	(883)	(1,065)
Depreciation and amortization	(6)	(3,790)	(3,586)	(7,609)
Impairment of real estate assets	—	(331)	(43)	(441)
Bad debt (expense) recovery	(37)	(68)	34	(210)
General and administrative	(2,169)	(3,022)	(5,748)	(6,502)
Net interest and other income	—	251	165	468
Derivative fair value adjustment	—	78	(582)	967
Net gain (loss) on fair value change on debt held under the fair value option	—	210	(240)	2,553
Interest expense	(19)	(4,556)	(4,784)	(8,889)
Loss on extinguishment of debt	—	—	—	(7)
Other expense	—	(26)	(1)	(32)
Gain on deconsolidation of Eagles Sub-OP	56,875	—	56,875	—
Loss from investment in Eagles Sub-OP	(9,280)	—	(9,280)	—
Income tax expense	(1,188)	—	(1,188)	(134)
Net income (loss)	$44,710	$(4,501)	$39,081	$(6,439)

(1)
Excludes straight-line revenue and net amortization of above and below market leases.
(2)
Other segment items include expenses relating to insurance, administrative expenses, payroll and related items and management expenses.

Note 19 – Deconsolidation of Eagles Sub-OP

As previously discussed, on April 8, 2025, the Fortress Member provided the Rescission and Removal Notice, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. As such, the Company has determined that it is no longer the primary beneficiary of the Eagles Sub-OP as the Company no longer has a controlling financial interest in the Eagles Sub-OP. As a result, the Company deconsolidated the Eagles Sub-OP as of April 1, 2025 and recognized an approximately $56.9 million gain on deconsolidation of Eagles Sub-OP in its condensed consolidated statements of operations for the three and six months ended June 30, 2025, which is the difference measured as the aggregate of (i) the fair value of the Company’s retained investment in the Eagles Sub-OP and (ii) the carrying amount of the redeemable noncontrolling interest that was derecognized, less the carrying amount of the Eagles Sub-OP net assets derecognized. Amounts recorded directly to additional paid-in capital in connection with the deconsolidation are excluded from this gain. See the reconciliation further below. The Company also recorded the $12.3 million due to the Eagles Sub-OP relating to cash that was transferred from the Eagles Sub-OP to the Company prior to March 31, 2025 as a distribution from the Eagles Sub-OP as it is not expected to be repaid.

The following assets, liabilities and equity of the Eagles Sub-OP were derecognized from the Company’s condensed consolidated balance sheet due to the Company no longer having a controlling financial interest in the Eagles Sub-OP. These balances are as of March 31, 2025.

(in thousands)
Assets:
Real estate properties, net	$308,504
Cash and cash equivalents	12,956
Restricted cash	4,782
Straight-line rent receivable	4,008
Tenant and accounts receivable	1,350
Derivative assets	364
Other assets, net	5,506
Total assets, net	$337,470

Liabilities:
Mortgage and other indebtedness, net	246,864
Accounts payable and accrued liabilities	11,331
Unamortized intangible lease liabilities, net	277
Deferred revenue	852
Total liabilities	$259,324

Redeemable noncontrolling Fortress preferred interest	$101,611
Accumulated other comprehensive loss	$241

The following table provides a reconciliation of the $56.9 million gain on deconsolidation of Eagles Sub-OP in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2025.

(in thousands)
Carrying amount of net assets derecognized (assets $337,470 less liabilities $259,324)	$(78,146)
Add: Carrying amount of redeemable noncontrolling Fortress preferred interest derecognized	101,611
Add: Fair value of retained investment recognized (see Note 3)	45,918
Less: Amount recorded directly to equity as a distribution from Eagles Sub-OP (see Statement of Equity)	(12,267)
Less: Amount recorded in other comprehensive income upon deconsolidation	(241)
Gain on deconsolidation of Eagles Sub-OP (as reported in the Statements of Operations)	$56,875

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q (this “report”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “project,” “seek,” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), which factors include, without limitation, the following:

•
our ability to continue as a going concern;
•
our limited access to capital;
•
the substantial rights of the Fortress Member (as defined herein) under the Eagles Sub-OP Operating Agreement (as defined below), including repayment and control rights due to the occurrence of a Trigger Event (as defined in the Eagles Sub-OP Operating Agreement), as discussed below under “—Factors that May Impact Future Results of Operations—Fortress Member’s Rights”;
•
adverse economic or real estate developments, either nationally or in the markets in which our properties are located;
•
changes in financial markets and interest rates, or to our business or financial condition;
•
the nature and extent of our competition;
•
other factors affecting the retail industry or the real estate industry generally;
•
availability of financing and capital; and
•
the impact of any financial, accounting, legal or regulatory issues or litigation.

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

Overview

As discussed below, on April 8, 2025, CF Flyer PE Investor LLC (the “Fortress Member”), an affiliate of Fortress Investment Group LLC, provided the Rescission and Removal Notice (as defined below), which rescinded the Temporary Waiver (as defined below) and removed Broad Street Operating Partnership, LP (the “Operating Partnership”) as the managing member of Broad Street Eagles JV LLC (the “Eagles Sub-OP”) in accordance with the terms of the Amended and Restated Limited Liability Company Agreement of the Eagles Sub-OP (the “Eagles Sub-OP Operating Agreement”). As such, we have determined that we are no longer the primary beneficiary of the Eagles Sub-OP as we no longer have a controlling financial interest in the Eagles Sub-OP. As a result, we deconsolidated the Eagles Sub-OP in the second quarter of 2025 and accounted for our investment in the Eagles Sub-OP using the equity method of accounting in accordance with Accounting Standards Codification 323, Investments—Equity Method and Joint Ventures (“ASC 323”) at the time of deconsolidation. The deconsolidation of the Eagles Sub-OP materially impacted our financial condition and operating results beginning in the second quarter of 2025 since all income-producing real estate assets that we historically consolidated in our financial statements are owned by subsidiaries of the Eagles Sub-OP.

We are focused on owning and managing essential grocery-anchored and mixed-use assets located in densely populated technology employment hubs and higher education centers within the Mid-Atlantic, Southeast and Colorado markets. In addition, we provide commercial real estate brokerage services for third-party office, industrial and retail operators and tenants and, prior to June 30, 2025, the portfolio owned by subsidiaries of the Eagles Sub-OP. The properties owned by subsidiaries of the Eagles Sub-OP are dispersed in sub-markets that we believed generally have high population densities, high traffic counts, good visibility and accessibility, which provide tenants with attractive locations to serve the necessity-based needs of the surrounding communities.

As of April 1, 2025, we deconsolidated the Eagles Sub-OP. The table below provides certain information regarding the Eagles Sub-OP’s portfolio as of June 30, 2025 (unconsolidated) and December 31, 2024 (consolidated).

	As of	As of
	June 30, 2025	December 31, 2024
Number of properties	15	15
Number of states	4	4
Total rentable square feet (in thousands)	1,911	1,911
Retail - all properties	1,649	1,649
Retail - operating properties (1)	1,508	1,508
Residential	262	262
Leased % of rentable square feet (2):
Total portfolio	91.6%	92.1%
Retail - all properties	90.3%	90.9%
Retail - operating properties (1)	95.4%	95.9%
Residential	99.5%	100.0%
Occupied % of rentable square feet (2):
Total portfolio	88.2%	89.5%
Retail - all properties	86.4%	87.8%
Retail - operating properties (1)	91.7%	93.2%
Residential	99.5%	100.0%
Total residential units/beds	240/620	240/620
Monthly residential base rent per bed	$1,261.91	$1,277.27
Annualized residential base rent per leased square foot (3)	$35.78	$36.22
Annualized retail base rent per leased square foot (3)	$15.57	$15.31
(1)
Excludes Lamar Station Plaza East and the retail portion of Midtown Row, which are under redevelopment.
(2)
Percent leased is calculated as (a) gross leasable area (“GLA”) of rentable commercial square feet occupied or subject to a lease as of June 30, 2025 or December 31, 2024, as applicable, divided by (b) total GLA as of June 30, 2025 or December 31, 2024, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 88.2% and 89.5% as of June 30, 2025 and December 31, 2024, respectively.
(3)
Annualized base rent per leased square foot is calculated as total annualized base rent divided by leased GLA as of June 30, 2025 or December 31, 2024, as applicable.

As of April 1, 2025, the Company deconsolidated the Eagles Sub-OP. The table below provides certain information regarding the Eagles Sub-OP’s retail portfolio as of June 30, 2025 (unconsolidated) and December 31, 2024 (consolidated).

	As of	As of
	June 30, 2025	December 31, 2024
Total rentable square feet (in thousands)	1,649	1,649
Anchor spaces	848	854
Inline spaces	801	795
Leased % of rentable square feet (1):
Total retail portfolio	90.3%	90.9%
Anchor spaces	95.0%	95.1%
Inline spaces	85.4%	86.4%
Occupied % of rentable square feet (1):
Total retail portfolio	86.4%	87.8%
Anchor spaces	92.9%	95.1%
Inline spaces	79.6%	79.9%
Weighted average remaining lease term (in years) (2)	5.2	5.2
(1)
Percent leased is calculated as (a) GLA of rentable commercial square feet occupied or subject to a lease as of June 30, 2025 or December 31, 2024, as applicable, divided by (b) total GLA as of June 30, 2025 or December 31, 2024, as applicable, expressed as a percentage. The total percent occupied, which excludes leases that have been signed but not commenced, was 86.4% and 87.8% as of June 30, 2025 and December 31, 2024, respectively.
(2)
The average remaining lease term (in years) excludes the future options to extend the term of the lease.

We are structured as an “Up-C” corporation with substantially all of our operations conducted through Broad Street Operating Partnership, LP (our “Operating Partnership”) and its direct and indirect subsidiaries. As of June 30, 2025, we owned 86.3% of the Class A common units of limited partnership interest in the Operating Partnership (“Common OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred OP units” and, together with the Common OP units, “OP units”), and we are the sole member of the sole general partner of our Operating Partnership. We began operating in our current structure on December 27, 2019 upon the completion of certain mergers that were part of the previously announced series of mergers (collectively, the “Mergers”) on such date, and we operate as a single reporting segment.

Portfolio Summary

During the second quarter of 2025, we deconsolidated the Eagles Sub-OP which owns all of the income-producing real estate assets we historically consolidated in our financial statements.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, income taxes, and our accounting policy on consolidation, which are included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 28, 2025, as amended on April 29, 2025 (“2024 Annual Report”) to include the information required by Part III of Form 10-K.

As discussed below, on April 8, 2025, the Fortress Member provided the Rescission and Removal Notice, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. As such, we have determined that we are no longer the primary beneficiary of the Eagles Sub-OP as we no longer have a controlling financial interest in the Eagles Sub-OP. As such, we have determined that we are no longer the primary beneficiary of the Eagles Sub-OP as we no longer have a controlling financial interest in the Eagles Sub-OP. As a result, we deconsolidated the Eagles Sub-OP during the second quarter of 2025 and accounted for our investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323 at the time of deconsolidation.

We recognize our investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence but not control (including the Eagles Sub-OP), under the equity method of accounting. We initially recorded our investments at fair value at the time of deconsolidation of such unconsolidated entities. We evaluate our equity‑method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may be other-than-temporarily impaired and when the carrying value may exceed the fair value. We estimate fair value based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows. The determination of future cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future sale of an asset, capitalization rates, holding periods and estimated net operating income. The assumptions are generally based on management’s experience in our real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. If management believes there is an other-than-temporary decline in the value of an equity-method investment, we record an impairment loss to the extent that the carrying value exceeds the estimate fair value of such equity-method investment.

Other than as described above, during the six months ended June 30, 2025, there were no material changes to our critical accounting policies disclosed in the 2024 Annual Report. See Note 2 “—Accounting Guidance” to our condensed consolidated financial statements in Item 1 of this report for recently-adopted accounting pronouncements.

Factors that May Impact Future Results of Operations

Fortress Member’s Rights

On November 22, 2022, the Company, the Operating Partnership and the Eagles Sub-OP, a then-newly formed subsidiary of the Operating Partnership, entered into a Preferred Equity Investment Agreement with the Fortress Member, pursuant to which the Fortress Member invested $80.0 million in the Eagles Sub-OP in exchange for a preferred membership interest (the “Fortress Preferred Interest” and such investment, the “Preferred Equity Investment”). In connection with the Preferred Equity Investment, the Operating Partnership and the Fortress Member entered into the Eagles Sub-OP Operating Agreement. All of the properties that we historically consolidated in our financial statements are owned by subsidiaries of the Eagles Sub-OP.

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

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount (as defined in the Eagles Sub-OP Operating Agreement) upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, as a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with our affiliates, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. All property management and servicing agreements between us and subsidiaries of the Eagles Sub-OP were terminated at the close of business on June 30, 2025.

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

As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of the cash we historically consolidated in our financial statements. Any use of such cash by us or the Operating Partnership requires the consent of the Fortress Member, and we can provide no assurance that the Fortress Member will provide such consent. See “—General and Administrative Expense” below for additional information on our cash needs and the availability of such cash from the Eagles Sub-OP.

The Fortress Member, in its capacity as managing member of Eagles Sub-OP, is currently marketing properties owned by the Eagles Sub-OP for sale to third-party buyers unaffiliated with the Fortress Member until the Preferred Equity Investment has been redeemed for the Redemption Amount and the entire outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium (as defined below) has been repaid. Further, the Company and the Fortress Member are currently marketing certain of the properties for sale. We can provide no assurances as to the timing of the sales of the properties or that the properties will be successfully sold. As of June 30, 2025, the Redemption Amount was $115.1 million and the outstanding principal balance of the Fortress Mezzanine

Loan (as defined below) and the Prepayment Premium (as defined below) was $18.9 million. We can provide no assurances that the proceeds from the sales of the properties will be sufficient to pay the Redemption Amount and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium and to satisfy the other liabilities of the Eagles Sub-OP, its subsidiaries and us.

De-Consolidation of the Eagles Sub-OP

From inception of the Eagles Sub-OP through March 31, 2025, we consolidated the Eagles Sub-OP as it was concluded that the Eagles Sub-OP met the criteria of a variable interest entity (“VIE”) and we were considered to have a controlling financial interest. As described above, on April 8, 2025, the Fortress Member rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP. As such, we deconsolidated the Eagles Sub-OP in the second quarter of 2025 and accounted for our investment in the Eagles Sub-OP using the equity method of accounting in accordance with ASC 323 at the time of deconsolidation, as we no longer have a controlling financial interest in the Eagles Sub-OP. The deconsolidation materially impacted our financial condition and operating results since the Eagles Sub-OP owns all of the income-producing real estate assets that we historically consolidated in our financial statements. We recognized approximately $56.9 million gain on deconsolidation of Eagles Sub-OP in our condensed consolidated statements of operations for the three and six months ended June 30, 2025, which is the difference measured as the aggregate of (i) the fair value of the Company’s retained investment in the Eagles Sub-OP and (ii) the carrying amount of the redeemable noncontrolling interest that was derecognized, less the carrying amount of the Eagles Sub-OP net assets derecognized. Amounts recorded directly to additional paid-in capital in connection with the deconsolidation are excluded from this gain.

General and Administrative Expenses

General and administrative expenses include employee compensation costs, professional fees, consulting, and other general administrative expenses. We expect that our general and administrative expenses will decrease over time. As disclosed above, as a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of the cash we historically consolidated in our financial statements. Any use of such cash by us or the Operating Partnership requires the consent of the Fortress Member, and we can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed our board of directors that it will fund our general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps. We and the Fortress Member are currently in discussions regarding the future funding arrangement for our general and administrative expenses for key personnel, licenses, software and other expenses, but we can provide no assurances that the Fortress Member will approve such funding. As of August 18, 2025, we had unrestricted cash and cash equivalents of approximately $0.4 million and expect the average cash burn to be approximately $0.4 million per month.

Results of Operations

This section provides a comparative discussion on our results of operations and should be read in conjunction with our condensed consolidated financial statements, including the accompanying notes.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	For the Three Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	$	%
Revenues
Rental income	$—	$9,255	$(9,255)	(100%)
Commissions	459	824	(365)	(44%)
Management fees and other income	382	52	330	635%
Total revenues	841	10,131	(9,290)	(92%)
Operating Expenses
Cost of services	307	644	(337)	(52%)
Property operating	—	2,734	(2,734)	(100%)
Depreciation and amortization	6	3,790	(3,784)	(100%)
Impairment of real estate assets	—	331	(331)	(100%)
Bad debt (recovery) expense	37	68	(31)	(46%)
General and administrative	2,169	3,022	(853)	(28%)
Total operating expenses	2,519	10,589	(8,070)	(76%)
Operating loss	(1,678)	(458)	(1,220)	(266%)

Other income (expense)
Interest and other income	—	251	(251)	(100%)
Derivative fair value adjustment	—	78	(78)	100%
Net (loss) gain on fair value change of debt held under the fair value option	—	210	(210)	100%
Interest expense	(19)	(4,556)	4,537	(100%)
Other expense	—	(26)	26	100%
Gain on deconsolidation of Eagles Sub-OP	56,875	—	56,875	N/A
Loss from investment in Eagles Sub-OP	(9,280)	—	(9,280)	N/A
Total other income (expense)	47,576	(4,043)	51,619	(1,277%)
Net income (loss) before income taxes	45,898	(4,501)	50,399	(1,120%)
Income tax expense	(1,188)	—	(1,188)	—
Net income (loss)	$44,710	$(4,501)	$49,211	(1,093%)
Less: Preferred equity return on Fortress preferred equity	—	(3,084)	3,084	(100%)
Less: Preferred equity accretion to redemption value	—	(973)	973	(100%)
Less: Preferred OP units return	(177)	(144)	(33)	23%
Plus: Net (income) loss attributable to noncontrolling interest	(6,292)	1,127	(7,419)	(658%)
Net income (loss) attributable to common stockholders	$38,241	$(7,575)	$45,816	(605%)

Revenues for the three months ended June 30, 2025 decreased approximately $9.3 million, or 92%, compared to the three months ended June 30, 2024, as a result of approximately $9.3 million and $0.4 million decreases in rental income and commissions, respectively, partially offset by an increase of $0.3 million in management fees and other income. The decrease in rental income and commissions is primarily due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025. Management fees and other income increased as those management fees and other income from the properties owned by subsidiaries of the Eagles Sub-OP were not eliminated in consolidation as in prior quarters due to the deconsolidation of the Eagles Sub-OP.

Total operating expenses for the three months ended June 30, 2025 decreased approximately $8.1 million, or 76%, compared to the three months ended June 30, 2024, primarily due to (i) a $3.8 million and $2.7 million decrease in depreciation and amortization expense and property operating expense, respectively, primarily related to the deconsolidation of the Eagles Sub-OP as of April 1, 2025, (ii) a $0.9 million decrease in general and administrative expenses of which $0.5 million relates to the deconsolidation of the Eagles Sub-OP and $0.3 million relates to the reduction in payroll and related expenses, (iii) a $0.3 million decrease in impairment of real estate assets relating to early lease termination and (iv) a $0.3 million decrease in cost of services.

Interest and other income for the three months ended June 30, 2025 decreased approximately $0.3 million compared to the three months ended June 30, 2024, due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025.

The derivative fair value adjustment for the three months ended June 30, 2025 decreased approximately $0.1 million compared to the three months ended June 30, 2024, due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025.

Net (loss) gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan for which we elected the fair value option. There was no activity during the second quarter of 2025, due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025.

Interest expense for the three months ended June 30, 2025 decreased approximately $4.5 million compared to the three months ended June 30, 2024, due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025. The interest expense in the second quarter of 2025 relates to the finance charge on directors and officers insurance.

Gain on deconsolidation of Eagles Sub-OP represents a $56.9 million gain as a result of the deconsolidation of the Eagles Sub-OP as of April 1, 2025. We determined that we were no longer the primary beneficiary of the Eagles-Sub-OP since we no longer have a controlling interest in the Eagles Sub-OP.

Loss from investment in Eagles Sub-OP represents our share of the results of the Eagles Sub-OP during the second quarter of 2025 under the equity method following the deconsolidation of the Eagles Sub-OP on April 1, 2025. During the second quarter of 2025, the Eagles Sub-OP generated $10.0 million of rental income and incurred $6.8 million of operating expenses and $6.9 million of other expenses. In addition, the Eagles Sub-OP recorded a $4.6 million preferred equity return and $1.0 million accretion on the preferred interest. As a result, we recognized a $9.3 million loss from investment in Eagles Sub-OP for the second quarter of 2025.

Income tax expense for the three months ended June 30, 2025 increased approximately $1.2 million compared to the three months ended June 30, 2024, which is primarily attributable to the valuation allowance exceeding the net deferred tax asset caused by deferred tax liabilities with indefinite life. This is due to the gain recognized in the second quarter of 2025 relating to the deconsolidation of the Eagles Sub-OP.

Preferred equity return on Fortress preferred equity reflects the portion of the distribution to the Fortress Member that is payable in cash and the portion that is accrued and added to the Preferred Equity Investment. There was no distribution reflected in the second quarter of 2025, due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025.

Preferred equity accretion to redemption value reflects the accretion of the carrying value of the Fortress preferred equity to the Redemption amount over the remaining term. There was no accretion reflected in the second quarter of 2025, due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025.

Preferred OP units return reflects the portion of the distribution to holders of the Preferred OP units that are payable in cash and the portion that are accrued and added to the liquidation preference of the Preferred OP units.

Net income attributable to noncontrolling interest for the three months ended June 30, 2025 was $6.3 million compared to net loss attributable to noncontrolling interest of $1.1 million for the three months ended June 30, 2024. The net (income) loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	For the Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	$	%
Revenues
Rental income	$9,842	$18,766	$(8,924)	(48%)
Commissions	1,166	1,326	(160)	(12%)
Management fees and other income	439	110	329	299%
Total revenues	11,447	20,202	(8,755)	(43%)
Operating Expenses
Cost of services	883	1,065	(182)	(17%)
Property operating	3,105	5,740	(2,635)	(46%)
Depreciation and amortization	3,586	7,609	(4,023)	(53%)
Impairment of real estate assets	43	441	(398)	(90%)
Bad debt expense	(34)	210	(244)	(116%)
General and administrative	5,748	6,502	(754)	(12%)
Total operating expenses	13,331	21,567	(8,236)	(38%)
Operating loss	(1,884)	(1,365)	(519)	38%

Other income (expense)
Interest and other income	165	468	(303)	(65%)
Derivative fair value adjustment	(582)	967	(1,549)	160%
Net (loss) gain on fair value change of debt held under the fair value option	(240)	2,553	(2,793)	(109%)
Interest expense	(4,784)	(8,889)	4,105	(46%)
Loss on extinguishment of debt	—	(7)	7	(100%)
Other expense	(1)	(32)	31	(97%)
Gain on deconsolidation of Eagles Sub-OP	56,875	—	56,875	N/A
Loss from investment in Eagles Sub-OP	(9,280)	—	(9,280)	N/A
Total other income (expense)	42,153	(4,940)	47,093	(953%)
Net income (loss) before income taxes	40,269	(6,305)	46,574	(739%)
Income tax expense	(1,188)	(134)	(1,054)	787%
Net income (loss)	$39,081	$(6,439)	$45,520	(707%)
Less: Preferred equity return on Fortress preferred equity	(3,497)	(6,106)	2,609	(43%)
Less: Preferred equity accretion to redemption value	(997)	(2,352)	1,355	(58%)
Less: Preferred OP units return	(347)	(283)	(64)	23%
Plus: Net (income) loss attributable to noncontrolling interest	(4,940)	1,966	(6,906)	(351%)
Net income (loss) attributable to common stockholders	$29,300	$(13,214)	$42,514	(322%)

Revenues for the six months ended June 30, 2025 decreased approximately $8.8 million, or 43%, compared to the six months ended June 30, 2024, as a result of the deconsolidation of the Eagles Sub-OP in the second quarter of 2025, a decrease in commissions due to a lower transaction volume of leasing, partially offset by an increase of $0.3 million in management fees and other income as a result of the management fees and other income from the properties owned by subsidiaries of the Eagles Sub-OP for the second quarter of 2025 not being eliminated in consolidation as in prior quarters due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025.

Total operating expenses for the six months ended June 30, 2025 decreased approximately $8.2 million, or 38%, compared to the six months ended June 30, 2024, primarily due to (i) a $4.0 million and $2.6 million decrease in depreciation and amortization expense and property operating expense, respectively, primarily related to the deconsolidation of the Eagles Sub-OP as of April 1, 2025, (ii) a $0.8 million decrease in general and administrative expenses due to $0.5 million relating to the deconsolidation of the Eagles Sub-OP and $0.3 million reduction in payroll and related expenses, (iii) a $0.4 million decrease in impairment of real estate assets relating to early lease terminations in the first quarter of 2025, (iv) a $0.2 million decrease in bad debt expense due to cash received for commissions that were previously written off due to uncollectability and (v) a $0.2 million decrease in cost of services.

Interest and other income for the six months ended June 30, 2025 decreased approximately $0.3 million compared to the six months ended June 30, 2024, primarily due the deconsolidation of the Eagles Sub-OP as of April 1, 2025.

The net loss on derivative fair value adjustment was approximately $0.6 million for the six months ended June 30, 2024 compared to a gain of approximately $1.0 million for the six months ended June 30, 2024. The decrease of approximately $1.5 million was primarily due to a $1.0 million decrease in the fair value of interest rate swaps and a $0.5 million decrease in the fair value of the embedded derivative liability relating to the Preferred Equity Investment during the first quarter of 2025. Effective April 1, 2025, the Eagles Sub-OP was deconsolidated and the derivative fair value adjustment was not reflected in our financial statements following such date.

Net (loss) gain on fair value change of debt held under the fair value option reflects the change in fair value of the Fortress Mezzanine Loan during the three months ended March 31, 2025 for which we elected the fair value option. Effective April 1, 2025, the Eagles Sub-OP was deconsolidated and the change in fair value of the Fortress Mezzanine Loan was not reflected in our financial statements following such date.

Interest expense for the six months ended June 30, 2025 decreased approximately $4.1 million, or 46%, compared to the six months ended June 30, 2024, primarily due to the deconsolidation of Eagles Sub-OP as of April 1, 2025. This was partially offset by the incurrence of $0.2 million of interest expense relating to additional refinancings and a $0.1 million increase due to the increase in the Fortress Mezzanine Loan interest rate during the first quarter of 2025.

Gain on deconsolidation of Eagles Sub-OP represents a $56.9 million gain as a result of the deconsolidation of the Eagles Sub-OP as of April 1, 2025. We determined that we were no longer the primary beneficiary of the Eagles-Sub-OP since we no longer have a controlling interest in the Eagles Sub-OP.

Loss from investment in Eagles Sub-OP represents our share of the results of the Eagles Sub-OP during the second quarter of 2025 under the equity method following the deconsolidation of the Eagles Sub-OP on April 1, 2025. During the second quarter of 2025, the Eagles Sub-OP generated $10.0 million of rental income and incurred $6.8 million of operating expenses and $6.9 million of other expenses. In addition, the Eagles Sub-OP recorded a $4.6 million preferred equity return and $1.0 million accretion on the preferred interest. As a result, we recognized a $9.3 million loss from investment in Eagles Sub-OP for the second quarter of 2025.

Income tax expense for the six months ended June 30, 2025 increased approximately $1.2 million compared to the six months ended June 30, 2024, which is primarily attributable to the valuation allowance exceeding the net deferred tax asset caused by deferred tax liabilities with indefinite life. This is due to the gain recognized in second quarter of 2025 relating to the deconsolidation of Eagles Sub-OP.

Preferred equity return on Fortress preferred equity reflects the portion of the distribution to the Fortress Member that is payable in cash and the portion that is accrued and added to the Preferred Equity Investment. Preferred equity return on Fortress preferred equity during the six months ended June 30, 2025 relates to distributions in first quarter of 2025.

Preferred equity accretion to redemption value reflects the accretion of the carrying value of the Fortress preferred equity to the Redemption amount over the remaining term. Preferred accretion to redemption value during the six months ended June 30, 2025 relates to accretion of the carrying value of the Fortress preferred equity to the Redemption amount in the first quarter of 2025.

Preferred OP units return reflects the portion of the distribution to holders of the Preferred OP units that are payable in cash and the portion that are accrued and added to the liquidation preference of the Preferred OP units.

Net income attributable to noncontrolling interest for the six months ended June 30, 2025 was $4.9 million compared to net loss attributable to noncontrolling interest of $2.0 million for the six months ended June 30, 2024. The net (income) loss attributable to noncontrolling interest reflects the proportionate share of the OP units held by outside investors in the operating results of the Operating Partnership.

Significance and Comparability

As of June 30, 2025, our carrying value in Eagles Sub-OP was $34.6 million, representing approximately 92% of our total assets. Accordingly, Eagles Sub-OP’s performance materially affects our reported results and financial condition. Effective July 1, 2025, we determined we no longer have significant influence and will account for this investment under ASC 321’s measurement alternative. Beginning in the third quarter of 2025, we will no longer recognize ongoing equity-method earnings (losses); rather, subsequent changes to the carrying value will be recognized only for observable price changes in orderly transactions for identical or similar interests or for impairment, if any. This change will affect comparability of our results compared to prior periods.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations and other general business needs.

Our short-term liquidity requirements consist primarily of operating expenses. As of June 30, 2025 and August 18, 2025, we had unrestricted cash and cash equivalents of approximately $0.7 million and $0.4 million, respectively, and restricted cash of less than $0.1 million at June 30, 2025. We had no restricted cash as of August 18, 2025. As of June 30, 2025, our outstanding liabilities excluding deferred tax liabilities was $4.5 million. We expect the average cash burn to be approximately $0.4 million per month. As a result of the Rescission and Removal Notice, the Fortress Member has full control of all of the cash we historically consolidated in our financial statements. We must obtain approval from the Fortress Member to fund our general and administrative expenses for key personnel, licenses, software and other expenses, and we can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed our board of directors that it will fund our general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps. We and the Fortress Member are currently in discussions regarding the future funding arrangement for our general and administrative expenses for key personnel, licenses, software and other expenses, but we can provide no assurances that the Fortress Member will approve such funding. As a result, we project we will not have sufficient cash flow to cover our obligations.

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

All of the properties that we historically consolidated in our financial statements are owned by subsidiaries of the Eagles Sub-OP. The Fortress Member, in its capacity as managing member of Eagles Sub-OP, intends to cause Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the Preferred Equity Investment has been redeemed for the Redemption Amount and the entire outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium has been repaid. Further, the Company and the Fortress Member are currently marketing certain of the properties for sale. We can provide no assurances as to the timing of the sales of the properties or that the properties will be successfully sold. As of June 30, 2024, the Redemption Amount was $115.1 million and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium was $18.9 million. We can provide no assurances that the proceeds from the sales of our properties will be sufficient to pay the Redemption Amount and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium and to satisfy our other liabilities. See Note 3 “Investment in Eagles Sub-OP”, Note 9 “Mortgage and Other Indebtedness” and Note 11 “Fortress Preferred Equity Investment” for additional information. In addition, we are seeking third-party equity and/or debt financing to pay off the Preferred Equity Investment and the Fortress Mezzanine Loan and to fund ongoing expenses; however, we can provide no assurances that we will be successful in obtaining such equity or debt financing.

Based on the above, there is substantial doubt about our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements included in this report are available to be issued. Our ability to continue as a going concern is dependent on our ability to find third-party equity and/or debt financing to pay off the Preferred Equity Investment and the Fortress Mezzanine Loan or the Company and the Fortress Member’s ability to sell properties as described above. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we cannot obtain third-party equity and/or debt financing, or if the Company and the Fortress Member cannot sell properties as described above, we will not be able to satisfy our debt and preferred equity obligations and pay our other liabilities. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Consolidated Indebtedness

As previously discussed, we deconsolidated the Eagles Sub-OP in the second quarter of 2025. As a result, the mortgage debt and other debt of subsidiaries of the Eagles Sub-OP are not included on the Company’s consolidated balance sheet as June 30, 2025. See Note 3 “Investment in Eagles Sub-OP”, Note 9, “Mortgage and Other Indebtedness” and Note 11 “Fortress Preferred Equity Investment” for further information.

Cash Flows

The table below sets forth the sources and uses of cash reflected in our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
(in thousands)	2025	2024	Change
Cash and cash equivalents and restricted cash at beginning of period	$20,734	$13,797	$6,937
Net cash from operating activities	(831)	(343)	(488)
Net cash from investing activities	(17,711)	(2,994)	(14,717)
Net cash from financing activities	(1,442)	13,000	(14,442)
Cash and cash equivalents and restricted cash at end of period	$750	$23,460	$(22,710)

Operating Activities- Cash from operating activities decreased by approximately $0.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Operating cash flows were primarily impacted by (i) a decline in rental revenue due to the deconsolidation of the Eagles Sub-OP as of April 1, 2025 and (ii) a net decrease in changes in operating assets and liabilities of approximately $1.8 million, of which approximately $1.3 million and $1.1 million was related to the net change in tenants and accounts receivable, net and other assets, respectively. These decreases were partially offset by distributions received in the second quarter from the unconsolidated subsidiary of Eagles Sub-OP and a decrease of approximately $0.6 million in accounts payable and accrued liabilities.

Investing Activities- Cash from investing activities during the six months ended June 30, 2025 decreased by approximately $14.7 million compared to the six months ended June 30, 2024. This decrease was primarily due to a $17.7 million decrease in cash due to the deconsolidation of assets associated with the Eagles Sub-OP. This decrease was partially offset by a $2.8 million decrease in capital expenditures for real estate during the six months ended June 30, 2025 as compared to the corresponding period in 2024 and approximately a $0.3 million increase of insurance proceeds received in 2025 to cover repairs relating to fire damage at one of the retail properties.

Financing Activities- Cash from financing activities during the six months ended June 30, 2025 decreased by approximately $14.4 million compared to the six months ended June 30, 2024. The decrease resulted primarily from (i) a net decrease of $10.6 million from the financing of the Midtown Colonial and Midtown Lamonticello properties that were previously collateral for a loan refinanced in 2024, with a portion of the proceeds used to pay off such loan, (ii) a net decrease in the loan secured by Vista Shops at Golden Mile of approximately $4.9 million from the refinance of the loan and (iii) a decrease in additional draws of $1.4 million under the loan secured by the Cromwell Field Shopping Center. These decreases were partially offset by (i) a $1.1 million decrease in preferred equity return on preferred equity investment due to the deconsolidation of the Eagles Sub-OP in the second quarter of 2025, (ii) a decrease of $1.0 million in debt origination and discount fees and (iii) a decrease in scheduled principal payments on loans of approximately $0.3 million as compared to the corresponding period in 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

As disclosed above, on April 8, 2025, the Fortress Member rescinded its waiver of a trigger event under the Eagles Sub-OP Operating Agreement and removed the Operating Partnership as the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. At the close of business on June 30, 2025, the Fortress Member terminated all of the Company’s property management and servicing agreements between the Company and the subsidiaries of Eagles Sub-OP. As a result of the deconsolidation of the Eagles Sub-OP and termination of the Company’s property management and servicing agreements, a substantial percentage of our controls are no longer applicable to us. Changes arising from the deconsolidation of the Eagles Sub-OP and a significant reduction of the Company’s workforce due to the termination of the property management and servicing agreements represent a material change in internal controls over financial reporting.

Other than the changes described above, during the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Fortress Member declared a Trigger Event under the Eagles Sub-OP Operating Agreement, and the Fortress Member removed the Operating Partnership as the managing member of the Eagles Sub-OP and, in accordance with the Eagles Sub-OP Operating Agreement, the Fortress Member automatically became the managing member of the Eagles Sub-OP, which significantly impede our operations and our ability to efficiently manage our business and could materially and adversely affect our financial condition, results of operations and cash flows and the value of our common stock in the future, and there can be no assurances that the proceeds from the sales of the properties owned by subsidiaries of the Eagles Sub-OP will be sufficient to pay the Redemption Amount and the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium and to satisfy our other liabilities, which would likely result in the holders of our common stock not receiving value for or a reduction in the value of their investment.

All of the properties we historically consolidated in our financial statements are owned by subsidiaries of the Eagles Sub-OP, which is governed by the terms of the Eagles Sub-OP Operating Agreement by and among the Operating Partnership and the Fortress Member. As previously disclosed, on May 21, 2024, we agreed with the Fortress Member that, after revision of the total yield calculation as of March 31, 2024, we did not meet the minimum total yield requirement, which would be a Trigger Event. As previously disclosed, effective May 21, 2024, the Fortress Member along with the Operating Partnership entered into the Temporary Waiver, which waived the total yield failure and the existence of the Trigger Event until such time as the Fortress Member elected to revoke such waiver, which the Fortress Member was entitled to do at any time in its sole discretion. On April 8, 2025, the Fortress Member provided the Rescission and Removal Notice in accordance with the terms of the Eagles Sub-OP Operating Agreement, which rescinded the Temporary Waiver and removed the Operating Partnership as the managing member of the Eagles Sub-OP. As a result of the Rescission and Removal Notice, the Fortress Member automatically became the managing member of the Eagles Sub-OP in accordance with the terms of the Eagles Sub-OP Operating Agreement. The Rescission and Removal Notice also resulted in (i) the removal of any representatives of the Operating Partnership serving on any board of management of a subsidiary of the Eagles Sub-OP and (ii) the rescission of the rights of any agent or officer of the Eagles Sub-OP designated by the Operating Partnership, as the managing member of the Eagles Sub-OP.

As a result of the Trigger Event, the Fortress Member has the right to cause the Eagles Sub-OP to redeem the Fortress Preferred Interest by payment to the Fortress Member of the full Redemption Amount upon not less than 90 days prior written notice to the Eagles Sub-OP. Additionally, as a result of the Trigger Event, the Fortress Member may cause the Eagles Sub-OP to sell one or more properties to third-party buyers unaffiliated with the Fortress Member until the entire Fortress Preferred Interest has been redeemed for the Redemption Amount. Further, as a result of the Trigger Event, the Fortress Member may (i) cause the Eagles Sub-OP to use certain reserve accounts to pay the Fortress Member the full Redemption Amount, (ii) terminate all property management and other service agreements with our affiliates, (iii) take any action in connection with curing or reacting to a default under any mortgage loan and (iv) otherwise exercise its rights and remedies pursuant to the terms of the Eagles Sub-OP Operating Agreement. As of June 30, 2025, the Redemption Amount would have been $115.1 million. All property management and servicing agreements between us and subsidiaries of the Eagles Sub-OP were terminated at the close of business on June 30, 2025.

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

As a result of the Rescission and Removal Notice, the Fortress Member has full control of all cash accounts owned by the Eagles Sub-OP and its subsidiaries, which accounts hold substantially all of our cash. Any use of such cash by us or the Operating Partnership requires the consent of the Fortress Member, and we can provide no assurance that the Fortress Member will provide such consent. On May 20, 2025, the Fortress Member informed our board of directors that it will fund our general and administrative expenses for key personnel, licenses, software and other expenses to be approved by the Fortress Member for the next two months, up to a total of $750,000, after which the Fortress Member will determine the appropriate next steps. We and the Fortress Member are currently in discussions regarding the future funding arrangement for our general and administrative expenses for key personnel, licenses, software and other expenses, but we can provide no assurances that the Fortress Member will approve such funding. As of August 18, 2025, we had unrestricted cash and cash equivalents of approximately $0.4 million and expect the average cash burn to be approximately $0.4 million per month. As a result, we project we will not have sufficient cash flow to cover our obligations.

Further, the Fortress Mezzanine Loan Agreement provides that a Trigger Event under the Eagles Sub-OP Operating Agreement is an event of default under the Fortress Mezzanine Loan Agreement, which provides for a loan with an aggregate principal balance of $18.6 million as of June 30, 2025 that is secured by 100% of the membership interests in our subsidiary that owns Midtown Row. Accordingly, as a result of the Rescission and Removal Notice and the resulting Trigger Event under the Eagles Sub-OP Operating Agreement, an event of default exists and is continuing under the Fortress Mezzanine Loan Agreement. As a result of the event of default, (i) CF Flyer Mezz may require the immediate payment of all amounts owed under the Fortress Mezzanine Loan Agreement, (ii) CF Flyer Mezz may foreclose on the collateral for the Fortress Mezzanine Loan, (iii) the interest rate of the Fortress Mezzanine Loan automatically increased by the lesser of 4% or the maximum rate permitted by applicable law and (iv) CF Flyer Mezz may apply any sums in any cash management system account in any order and in any manner as CF Flyer Mezz may elect. If CF Flyer Mezz accelerates the maturity date of all or any portion of the Fortress Mezzanine Loan by reason of the event of default, then, in addition to the payment of the outstanding principal and accrued and unpaid interest of the Fortress Mezzanine Loan, CF Flyer Mezz will be entitled to receive a prepayment premium in an amount sufficient to provide CF Flyer Mezz with the greater of (i) all accrued and unpaid interest (including all accrued and unpaid capitalized interest) with respect to the Fortress Mezzanine Loan and (ii) a 1.40x minimum multiple on the amount of the Fortress Mezzanine Loan (the “Prepayment Premium”). As of June 30, 2025, the outstanding principal balance of the Fortress Mezzanine Loan and the Prepayment Premium would have been $18.9 million.

As discussed above, as a result of the Rescission and Removal Notice, we determined that we are no longer the primary beneficiary of the Eagles Sub-OP as we no longer have a controlling financial interest in the Eagles Sub-OP. As such, we deconsolidated the Eagles Sub-OP as of April 1, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Broad Street Realty, Inc., (ii) condensed consolidated statements of operations of Broad Street Realty, Inc., (iii) condensed consolidated statements of comprehensive loss of Broad Street Realty, Inc., (iv) condensed consolidated statements of changes in equity of Broad Street Realty, Inc., (v) condensed consolidated statements of cash flows of Broad Street Realty, Inc. and (vi) notes to condensed consolidated financial statements of Broad Street Realty, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

________________________________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROAD STREET REALTY, INC.

Date: August 19, 2025	By:	/s/ Michael Z. Jacoby
Michael Z. Jacoby
Chief Executive Officer
(principal executive officer)

Date: August 19, 2025	By:	/s/ Alexander Topchy
Alexander Topchy
Chief Financial Officer and Secretary
(principal financial and accounting officer)